Form 10-Q
period 1996-05-04
KOHLS CORPORATION
filed 1996-06-18
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 4, 1996
                               ---------------------------------

                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number  1-11084
                       --------


                              KOHL'S CORPORATION
       -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              WISCONSIN                           39-1630919
       --------------------------------        -------------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)

N54 W13600 Woodale Drive, Menomonee Falls, Wisconsin        53051
- - ------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (414) 783-5800
                                                   --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes   X      No
    -----       -----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 6, 1996 Common Stock, Par Value $.01 per Share, 73,797,223 Shares Outstanding.

                              KOHL'S CORPORATION
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets at
          May 4, 1996, February 3, 1996 and
          April 29, 1995                                        3

          Condensed Consolidated Statements of Income
          for the Three Months Ended May 4, 1996 and
          April 29, 1995                                        4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Three Months
          Ended May 4, 1996                                     5

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          May 4, 1996 and April 29, 1995                        6

          Notes to Condensed Consolidated Financial
          Statements                                            7-8


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9-11


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of
          Security Holders                                      12

Item 6    Exhibits and Reports on Form 8-K                      13

          Signatures                                            14

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                May 4            February 3          April 29
                                                                 1996               1996               1995
                                                              -----------       ------------        -----------
                                                              (Unaudited)        (Audited)          (Unaudited)
             Assets
            --------

Current assets:
    Cash and cash equivalents                                    $1,832             $2,819             $1,444
    Merchandise inventories                                     397,190            320,325            310,709
    Other                                                        11,237              7,020             10,417
                                                              -----------        -----------        -----------

            Total current assets                                410,259            330,164            322,570

Property and equipment, at cost                                 542,846            502,406            393,518
Less accumulated depreciation                                   101,223             93,238             73,145
                                                              -----------        -----------        -----------
                                                                441,623            409,168            320,373

Other assets                                                      5,488              4,564              4,903
Favorable lease rights                                           20,029             20,491             23,005
Goodwill                                                         39,238             40,538             44,438
                                                              -----------        -----------        -----------

            Total assets                                       $916,637           $804,925           $715,289
                                                              ===========        ===========        ===========


            Liabilities and Shareholders' Equity
            ------------------------------------

Current liabilities:
    Accounts payable                                           $135,109            $68,810           $110,001
    Accrued liabilities                                          58,820             57,259             42,402
    Income taxes payable                                          9,955             21,628              4,802
    Deferred income taxes                                         7,139              5,674              8,509
    Current portion of long-term debt                             1,425              1,425              1,345
                                                              -----------        -----------        -----------

            Total current liabilities                           212,448            154,796            167,059

Long-term debt                                                  225,369            187,699            155,829
Deferred income taxes                                            31,678             30,731             23,562
Other long-term liabilities                                      21,891             21,061             22,727

Shareholders' equity
    Common stock-$.01 par value, 200,000,000 shares
    authorized, 73,789,772, 73,736,670 and 73,517,662
    issued at May 4, 1996, February 3, 1996 and
    April 29, 1995 respectively.                                    738                737                735
    Paid-in capital                                             189,849            188,998            185,330
    Retained earnings                                           234,664            220,903            160,047
                                                              -----------        -----------        -----------

            Total shareholders' equity                          425,251            410,638            346,112
                                                              -----------        -----------        -----------
            Total liabilities and shareholders' equity         $916,637           $804,925           $715,289
                                                              ===========        ===========        ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                           3 Months             3 Months
                                          (13 Weeks)            (13 Weeks)
                                            Ended                  Ended
                                           May 4, 1996          April 29, 1995
                                          -----------           --------------
                                          (In thousands except per share data)

Sales                                      $468,638             $368,365
Cost of merchandise sold                    311,836              243,987
                                          -----------          ----------

Gross margin                                156,802              124,378
Operating expenses:
    Selling, general, and administrative    115,890               92,551
    Depreciation and amortization             8,665                6,656
    Goodwill amortization                     1,300                1,300
    Preopening expenses                       3,639                1,492
                                          -----------          ----------

Operating income                             27,308               22,379

Interest expense, net                         4,102                2,453
                                          -----------          ----------

Income before income taxes                   23,206               19,926
Provision for income taxes                    9,445                8,130
                                          -----------          ----------


Net income                                  $13,761              $11,796
                                          ===========          ==========

Earnings per share:

    Net income                                $0.19                $0.16
                                          ===========          ==========

Weighted average number of common shares     73,771               73,514
                                          ===========          ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                Common Stock
                                        -----------------------------   Paid-In       Retained
                                          Shares           Amount       Capital       Earnings       Total
                                        -----------------------------------------------------------------------
                                                              (In thousands, except share data)
Balance at February 3, 1996               73,736,670         $737       $188,998      $220,903       $410,638

Net income                                         -            -              -        13,761         13,761

Exercise of stock options                     53,102            1            851             -            852

Balance at May 4, 1996                    73,789,772         $738       $189,849      $234,664       $425,251
                                        =======================================================================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        3 Months             3 Months
                                                                       (13 Weeks)           (13 Weeks)
                                                                         Ended                Ended
                                                                      May 4, 1996         April 29, 1995
                                                                    --------------        --------------
                                                                                (In thousands)
Operating activities

Net income                                                                $13,761                $11,796
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities
        Depreciation and amortization                                      10,010                  7,976
        Deferred income taxes                                               2,412                  6,316
        Other noncash charges                                                 263                    279
        Changes in operating assets and liabilities                       (24,328)               (72,893)
                                                                      ------------           ------------

Net cash (used in) provided by operating activities                         2,118                (46,526)

Investing activities

Acquisition of property and equipment, net                                (40,440)               (22,624)
Other                                                                        (295)                  (626)
                                                                      ------------           ------------

Net cash used in investing activities                                     (40,735)               (23,250)

Financing activities
Net borrowings(repayments) under working capital loan                     (62,000)                41,000
Proceeds from public debt offering                                        100,000                      -
Repayments of long-term debt                                                 (330)                  (253)
Payment of financing fees on debt                                            (892)                     -
Net proceeds from issuance of common shares
        (including stock options)                                             852                     67
                                                                      ------------            -----------

Net cash provided by financing activities                                  37,630                 40,814
                                                                      ------------            -----------
Net decrease in cash and cash equivalents                                    (987)               (28,962)
Cash and cash equivalents at beginning of period                            2,819                 30,406
                                                                       -----------            -----------

Cash and cash equivalents at end of period                                 $1,832                 $1,444
                                                                       ===========            ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K (Commission File No. 1-11084) filed with the Securities and Exchange Commission.

     Shareholders' equity, share and per share amounts for all periods presented have been adjusted for the 2 for 1 stock split declared by the Company's Board of Directors on March 11, 1996 effected in the form of a stock dividend. The dilutive effect of stock options on earnings per share is immaterial.

2.   INVENTORIES

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on the quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                 LIFO Expense                    3 Months Ended
                 ------------                    --------------
                   Quarter               May 4, 1996     April 29, 1995
                   -------               -----------     --------------
                                            Total             Total
                                            -----             -----
                                                  (In Thousands)

                   First                   $1,171            $1,104


     Inventories would have been $832,000 higher at May 4, 1996, $339,000 lower at February 3, 1996 and $2,163,000 at April 29, 1995 if they had been valued using the first-in, first-out (FIFO) method.

3.   CONTINGENCIES

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

     The Internal Revenue Service (the "IRS") is currently auditing the Company's federal income tax returns for fiscal years ended August 1986, 1987 and 1988. In January 1994, the IRS proposed approximately $20 million of tax consisting primarily of an adjustment to the LIFO inventory method used by the Company. The impact of the proposed adjustments before interest had previously been substantially reflected in the Company's deferred income tax accounts. If the Company were unsuccessful on all issues asserted by the IRS, the estimated interest to date on the adjustments would be approximately $28 million ($17 million after tax). The Company is contesting the proposed adjustments vigorously within the administrative appeals process of the IRS and intends to litigate if necessary. The Company's management and tax advisors strongly believe that the Company's positions are correct and consistent with governing tax law and regulations, and expect the Company will prevail. Management does not believe the ultimate resolution of these issues will have a material adverse impact on the Company's results of operations or liquidity.


NEW ACCOUNTING PRONOUNCEMENT

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets including goodwill used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed. The Company adopted Statement 121 in the first quarter of 1996 and no adjustment was necessary.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
                        THREE MONTHS ENDED MAY 4, 1996
                        ------------------------------


RESULTS OF OPERATIONS
- - ---------------------

     At May 4, 1996, the Company operated 136 stores compared with 109 stores at the same time last year. The Company successfully opened eight new stores during the quarter. In March, the Company opened four new stores: Niles, Ohio; Springfield, Missouri and two stores in Wichita, Kansas. In April, the Company opened four new stores: Jackson, Michigan; Louisville, Kentucky; and the fifth and sixth stores in the Cleveland, Ohio market.

     Net sales increased $100.2 million or 27.2% to $468.6 million for the three months ended May 4, 1996 from $368.4 million for the three months ended April 29, 1995. Of the increase, $65.9 million is attributable to the inclusion of 22 new stores opened in 1995 (net of the sales of two underperforming stores closed in 1995) and eight new stores opened in 1996. The remaining $34.3 million is attributable to comparable store sales growth of 9.6%.

     Due to a shift in the fiscal accounting calendar, the fiscal quarter ending dates are one week later this year than a year ago. On a calendar basis, matching the thirteen weeks ended May 4, 1996 with the thirteen weeks ended May 6, 1995, total sales increased 23.1%. Comparable store sales increased 6.0% on this basis.

     Gross margin for the three months ended May 4, 1996 was 33.5% compared to 33.8% in the three months ended April 29, 1995. This decrease is primarily attributable to clearance markdowns taken to eliminate the Company's electronics business. A low-cost operating environment and continued focus on expense control allows the Company to profitably offer value to its customers.

     Operating income for the three months ended May 4, 1996 increased $4.9 million or 22.0% over the three months ended April 29, 1995. This increase resulted primarily from the increased sales and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 24.7% of net sales for the three months ended May 4, 1996 from 25.1% of net sales for the three months ended April 29, 1995.

     The Company incurred $3.6 million of preopening expenses associated with the opening of eight stores in the three months ended May 4, 1996 compared to $1.5 million for three stores opened in the three months ended April 29, 1995. These expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, opening new charge accounts, processing and transporting initial merchandise and advertising of the Kohl's name and retailing concept.

     Net interest expense for the three months ended May 4, 1996 increased $1.6 million from the three months ended April 29, 1995. This increase was due to interest associated with an initial $100 million of non-callable 6.7% unsecured senior notes (Notes) the Company issued on February 6, 1996 under the Company's $250 million shelf registration of January 25, 1996. Although the Company expects interest expense to increase in fiscal 1996, the exact effect cannot be quantified because it will depend on a number of factors, including the number of stores opened, the Company's cash flow, interest rates and whether new stores are leased or owned by the Company.

     For the three months ended May 4, 1996, net income increased 16.7% to $13.8 million from $11.8 million in the three months ended April 29, 1995. Earnings were $.19 per share for the three months ended May 4, 1996 compared to $.16 per share for the three months ended April 29, 1995.


Seasonality & Inflation
- - -----------------------

     The Company's business is seasonal, reflecting increased consumer buying in the "back-to-school" and Christmas seasons. The Company's financial position and operations are also affected by the timing of new store openings. Inflation did not materially affect the Company's net income during the periods presented.


Financial Condition and Liquidity
- - ---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with the Company's expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, borrowings under its revolving credit facility, the availability of the shelf offering and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

     At May 4, 1996, the Company's merchandise inventories had increased $76.9 million over the February 3, 1996 balance and $86.5 million over the April 29, 1995 balance. These increases reflect the purchase of summer inventory as well as inventory for new stores. The Company's working capital increased to $197.8 million at May 4, 1996 from $175.4 million at February 3, 1996 and $155.5 million at April 29, 1995. The increase is due primarily to higher inventory levels offset in part by increased accounts payable. The Company expects working capital levels to continue to grow as new stores are opened.

     Cash provided from operating activities was $2.1 million for the three months ended May 4, 1996 compared to cash used of $46.5 million for the three months ended April 29, 1995. Excluding changes in operating assets and liabilities, cash provided by operating activities was $26.5 million for the three months ended May 4, 1996 compared to $26.4 million for the three months ended April 29, 1995.

     Capital expenditures for the three months ended May 4, 1996 were $40.4 million (no additional assets under capital lease) compared to $29.0 million (including $6.4 million of assets under capital leases) for the same period a year ago. The increase in expenditures in 1996 is primarily attributable to the opening of eight new stores for the three months ended May 4, 1996 compared to three new stores for the three months ended April 29, 1996 and the relocation of the Company's corporate headquarters within Menomonee Falls in the summer of 1996 to an owned facility.

     The Company's long-term debt increased from $187.7 million at February 3, 1996 to $225.4 million at May 4, 1996. On February 6, 1996 the Company issued $100 million non-callable 6.70% unsecured senior notes under the Company's $250 million shelf registration statement of January 25, 1996. The proceeds were used to repay borrowings under its $200 million unsecured revolving credit facility and will support future Company growth. The notes mature on February 1, 2006.

     Total capital expenditures for fiscal 1996 are currently expected to be approximately $200.0 million (excluding assets under capital leases). On May 6, 1996 the Company announced plans to enter the Philadelphia market in the spring of 1997. The Company will lease up to eleven former Clover stores. This opportunity has increased the estimated 1996 capital spending from approximately $160 million to $200 million. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

     The Company anticipates that it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements with current working capital, cash flows from operations, seasonal borrowings under its revolving credit facility, short-term trade credit and other lending facilities.

     Information in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to debt service requirements and planned capital expenditures. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon. No assurance can be given that the future results covered by the forward-looking statements will be achieved.

                          PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Kohl's Corporation was held on May 29, 1996:

     1.  To elect two directors to serve for a three-year term.
     2.  To ratify the appointment of Ernst & Young LLP as independent auditors.
     3. To amend the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance.
     4. To amend the Company's 1994 Long-Term Compensation Plan to increase the number of shares of Common Stock reserved for issuance.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.

The results of the voting were as follows:

1.  Election of directors

    William S. Kellogg

                      For - 32,311,911 shares
                 Withheld -    553,142 shares

    R. Elton White

                      For - 32,396,929 shares
                 Withheld -    468,124 shares

2.  Ratification of Ernst & Young LLP as independent auditors

                      For - 32,849,646 shares
                  Against -      5,241 shares
                  Abstain -     10,166 shares

3. To amend the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 200,000,000 shares to 400,000,000 shares.

                      For - 30,555,661 shares
                  Against -  2,284,308 shares
                  Abstain -     25,084 shares

4. To amend the Company's 1994 Long-Term Compensation Plan to increase the number of shares of Common Stock reserved for issuance from 3,000,000 shares to 6,000,000 shares.

                      For - 24,673,351 shares
                  Against -  6,915,556 shares
                  Abstain -     41,186 shares

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             10.10 Amendment No. 2 dated April 16, 1996 and Amendment No. 3 dated May 17, 1996 to the Receivables Purchase Agreement dated as of September 1, 1995 by and among Kohl's Department Stores, Inc., Preferred Receivables Funding Corporation and The First National Bank of Chicago as agent, incorporated herein by reference.

             10.14    Bylaws

             10.15    Kohl's Corporation 1994 Long-Term
                      Compensation Plan

             12.1     Statement regarding calculation of
                      ratio of earnings to fixed charges.


         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for three months ended May 4, 1996

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Kohl's Corporation
                            (Registrant)



Date:  June 12, 1996        /s/ William Kellogg
                            ---------------------------------
                            William Kellogg
                            Chairman, Chief Executive Officer



Date:  June 12, 1996        /s/ Arlene Meier
                            ------------------------------------
                            Arlene Meier
                            Senior Vice President - Finance
                            Chief Financial Officer