Form 10-Q
period 1996-08-03
KOHLS CORPORATION
filed 1996-09-16
CIK 885639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 3, 1996
                               ----------------------------------

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number  1-11084
                       --------


                              KOHL'S CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               WISCONSIN                                39-1630919
       --------------------------------        --------------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin        53051
- - -------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (414) 703-7000
                                                   --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes   X      No
    -----       ------


   Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   September 10, 1996 Common
Stock, Par Value $.01 per Share, 73,887,746 Shares Outstanding.

                                 KOHL'S CORPORATION
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          August 3, 1996, February 3, 1996 and
          July 29, 1995                                             3

          Condensed Consolidated Statements of Income
          for the Three Months and Six Months Ended
          August 3, 1996 and July 29, 1995                          4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Six Months
          Ended August 3, 1996                                      5

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          August 3, 1996 and July 29, 1995                          6

          Notes to Condensed Consolidated Financial
          Statements                                                7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9-12


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                          13

          Signatures                                                14

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                            August 3,    February 3,    July 29,
                                                              1996          1996          1995
                                                           -----------   -----------   -----------
                                                           (Unaudited)    (Audited)    (Unaudited)
                         Assets
                         ------
Current assets:
     Cash and cash equivalents                              $  4,650      $  2,819      $  1,528
     Merchandise inventories                                 440,541       320,325       351,228
     Other                                                    12,360         7,020        11,575
                                                            --------      --------      --------

             Total current assets                            457,551       330,164       364,331

Property and equipment, at cost                              586,496       502,406       423,446
Less accumulated depreciation                                109,681        93,238        79,128
                                                            --------      --------      --------
                                                             476,815       409,168       344,318

Other assets                                                   5,636         4,564         5,388
Favorable lease rights                                        19,567        20,491        22,431
Goodwill                                                      37,938        40,538        43,138
                                                            --------      --------      --------

             Total assets                                   $997,507      $804,925      $779,606
                                                            ========      ========      ========


          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
     Accounts payable                                       $159,266      $ 68,810      $137,039
     Accrued liabilities                                      57,311        57,259        41,740
     Income taxes payable                                      6,362        21,628         5,374
     Deferred income taxes                                     6,865         5,674        10,224
     Current portion of long-term debt                         1,425         1,425         1,345
                                                            --------      --------      --------

             Total current liabilities                       231,229       154,796       195,722

Long-term debt                                               269,532       187,699       177,844
Deferred income taxes                                         32,189        30,731        25,009
Other long-term liabilities                                   23,161        21,061        23,480

Shareholders' equity
     Common stock-$.01 par value, 400,000,000 shares
       authorized, 73,857,108, 73,736,670 and 73,552,136
       issued at August 3, 1996, February 3, 1996 and
       July 29, 1995 respectively.                               738           737           736
     Paid-in capital                                         191,166       188,998       185,625
     Retained earnings                                       249,492       220,903       171,190
                                                            --------      --------      --------

             Total shareholders' equity                      441,396       410,638       357,551
                                                            --------      --------      --------
             Total liabilities and shareholders' equity     $997,507      $804,925      $779,606
                                                            ========      ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               3 Months        3 Months         6 Months        6 Months
                                              (13 Weeks)      (13 Weeks)       (26 Weeks)      (26 Weeks)
                                                Ended           Ended            Ended           Ended
                                            August 3, 1996   July 29, 1995   August 3, 1996   July 29, 1995
                                            --------------   -------------   --------------   -------------
                                                         (In thousands except per share data)
Sales                                          $474,598        $363,536         $943,236        $731,901
Cost of merchandise sold                        318,040         242,279          629,876         486,266
                                               --------        --------         --------        --------
Gross margin                                    156,558         121,257          313,360         245,635

Operating expenses:
    Selling, general, and administrative        117,439          91,389          233,329         183,940
    Depreciation and amortization                 9,064           6,507           17,729          13,163
    Goodwill amortization                         1,300           1,300            2,600           2,600
    Preopening expenses                             111              --            3,750           1,492
                                               --------        --------         --------        --------
Operating income                                 28,644          22,061           55,952          44,440
Interest expense, net                             3,640           3,237            7,742           5,690
                                               --------        --------         --------        --------
Income before income taxes                       25,004          18,824           48,210          38,750
Provision for income taxes                       10,176           7,681           19,621          15,811
                                               --------        --------         --------        --------
Net income                                     $ 14,828        $ 11,143         $ 28,589        $ 22,939
                                               ========        ========         ========        ========
Earnings per share:
    Net income                                 $   0.20        $   0.15         $   0.39        $   0.31
                                               ========        ========         ========        ========
Weighted average number of common shares         73,824          73,538           73,798          73,528
                                               ========        ========         ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                         Common Stock
                                 --------------------------      Paid-In     Retained
                                      Shares         Amount      Capital     Earnings     Total
                                 ----------------------------------------------------------------
                                                (In thousands, except  share data)
Balance at February 3, 1996          73,736,670         $737    $188,998    $220,903    $410,638

Net income                                   -            -           -       28,589      28,589

Exercise of stock options               120,438            1       2,168          -        2,169
                                 ----------------------------------------------------------------

Balance at August 3, 1996            73,857,108         $738    $191,166    $249,492    $441,396
                                 ================================================================


     See Accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            6 Months           6 Months
                                                           (26 Weeks)         (26 Weeks)
                                                              Ended              Ended
                                                         August 3, 1996      July 29, 1995
                                                         ---------------------------------
                                                                 (In thousands)

OPERATING ACTIVITIES

Net income                                                     $28,589           $22,939
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
        Depreciation and amortization                           20,418            15,802
        Deferred income taxes                                    2,649             9,478
        Other noncash charges                                      735               592
        Changes in operating assets and liabilities            (48,949)          (87,162)
                                                           -----------       -----------

Net cash provided by (used in) operating activities              3,442           (38,351)

INVESTING ACTIVITIES

Acquisition of property and equipment, net                     (84,090)          (52,571)
Other                                                             (626)           (1,081)
                                                           -----------       -----------

Net cash used in investing activities                          (84,716)          (53,652)

FINANCING ACTIVITIES
Net borrowings (repayments) under working capital loan         (17,500)           63,300
Proceeds from public debt offering                             100,000                 -
Repayments of long-term debt                                      (667)             (538)
Payment of financing fees on debt                                 (897)                -
Net proceeds from issuance of common shares
 (including stock options)                                       2,169               363
                                                           -----------       -----------

Net cash provided by financing activities                       83,105            63,125
                                                           -----------       -----------
Net increase (decrease) in cash and cash equivalents             1,831           (28,878)
Cash and cash equivalents at beginning of period                 2,819            30,406
                                                           -----------       -----------

Cash and cash equivalents at end of period                      $4,650            $1,528
                                                            ==========        ==========

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

                                          6 Months Ended
               LIFO Expense       ------------------------------
                  Quarter         August 3, 1996   July 29, 1995
               ------------       --------------   -------------
                                          (In Thousands)
                  First               $1,171          $1,104
                  Second               1,184           1,090
                                      ------          ------
                  Total               $2,355          $2,194

     Inventories would have been $2,016,000 higher at August 3, 1996, $339,000 lower at February 3, 1996 and $3,253,000 higher at July 29, 1995 if they had been valued using the first-in, first-out (FIFO) method.

3.   CONTINGENCIES

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

     The Internal Revenue Service (the "IRS") is currently auditing the Company's federal income tax returns for fiscal years ended August 1986, 1987 and 1988. In January 1994, the IRS proposed approximately $20 million of tax consisting primarily of an adjustment to the LIFO inventory method used by the Company. The impact of the proposed adjustments before interest had previously been substantially reflected in the Company's deferred income tax accounts. If the Company were unsuccessful on all issues asserted by the IRS, the estimated interest to date on the adjustments would be approximately $30 million ($18 million after tax). The Company is contesting the proposed adjustments vigorously within the administrative appeals process of the IRS and intends to litigate if necessary. The Company's management and tax advisors strongly believe that the Company's positions are correct and consistent with governing tax law and regulations, and expect the Company will prevail. Management does not believe the ultimate resolution of these issues will have a material adverse impact on the Company's results of operations or liquidity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 1996


RESULTS OF OPERATIONS

          At August 3, 1996, the Company operated 138 stores compared with 109 stores at the same time last year. The Company successfully opened two new stores during the last week of the quarter: Toledo, Ohio and the fourth store in the Kansas City market.

          Net sales increased $111.1 million or 30.6% to $474.6 million for the three months ended August 3, 1996 from $363.5 million for the three months ended July 29, 1995. Of the increase, $73.5 million is attributable to the inclusion of 19 new stores opened in 1995 and ten new stores opened in 1996. The remaining $37.6 million is attributable to comparable store sales growth of 10.4%. The Company completed its discontinuance of the electronics business during the second quarter. Excluding electronics, comparable store sales increased 11.9%.

          Net sales increased $211.3 million or 28.9% to $943.2 million for the six months ended August 3, 1996 from $731.9 million for the six months ended July 29, 1995. Of the increase, $140.8 million is attributable to the inclusion of 22 new stores opened in 1995 (net of the sales of two underperforming stores closed in 1995) and ten new stores opened in 1996. The remaining $70.5 million is attributable to comparable store sales growth of 9.9%. Excluding electronics, comparable store sales increased 11.4%.

          Due to a shift in the fiscal accounting calendar, the fiscal quarter ending dates are one week later this year than a year ago. On a calendar basis, matching the thirteen weeks ended August 3, 1996 with the thirteen weeks ended August 5, 1995, total sales increased 29.1%. Comparable store sales increased 9.9% on this basis. Excluding electronics, comparable store sales increased 11.4% on this basis. Matching the twenty-six weeks ended August 3, 1996 with the twenty-six weeks ended August 5, 1995, total sales increased 26.0% and comparable sales increased 7.9% on this basis. Excluding electronics, comparable stores sales increased 9.3% on this basis.

          Gross margin for the three months ended August 3, 1996 was 33.0% compared to 33.4% in the three months ended July 29, 1995. Gross margin for the six months ended August 3, 1996 was 33.2% compared to 33.6% in the six months ended July 29, 1995. These decreases are primarily attributable to clearance markdowns taken to eliminate the Company's electronics business. A low-cost operating environment and continued focus on expense control allows the Company to profitably offer value to its customers.

     Operating income for the three months ended August 3, 1996 increased
$6.6 million or 29.8% over the three months ended July 29, 1995. Operating income for the six months ended August 3, 1996, increased $11.5 million or 25.9% over the six months ended July 29, 1995. These increases resulted primarily from the increased sales and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 24.7% of net sales for the three months ended August 3, 1996 from 25.1% of net sales for the three months ended July 29, 1995. Selling, general and administrative expenses declined to 24.7% of net sales for the six months ended August 3, 1996 from 25.1% of net sales for the six months ended July 29, 1995.

     Costs associated with the opening of new stores are accumulated for the 6-8 weeks prior to opening and expensed over the two week grand opening period. The Company expensed $0.1 million of preopening expenses associated with the opening of the two stores in the last week of the three months ended August 3, 1996. The balance of the preopening expense related to these two stores will be expensed in the three months ended November 2, 1996. The Company expensed no preopening expense for the three months ended July 29, 1995. In the six months ended August 3, 1996, the Company expensed $3.8 million of preopening expenses associated with the opening of ten stores, with the balance of the preopening expense of two stores to be expensed in the three months ended November 2, 1996. The Company expensed $1.5 million of preopening expenses for three stores opened in the six months ended July 29, 1995. These expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation, and processing and transporting initial merchandise.

     Net interest expense for the three months ended August 3, 1996 increased $0.4 million from the three months ended July 29, 1995. Net interest expense for the six months ended August 3, 1996 increased $2.1 million from the six months ended July 29, 1995. The increase was due to higher interest rates associated with the $100 million non-callable 6.7% unsecured senior notes issued in February 1996 and increased spending on capital and working capital requirements of new stores. The Company expects interest expense to continue to increase during the remainder of fiscal 1996 based on increased borrowings for new store's capital and working capital requirements and higher interest rates.

     For the three months ended August 3, 1996, net income increased 33.1% to $14.8 million from $11.1 million in the three months ended July 29, 1995. Earnings were $.20 per share for the three months ended August 3, 1996 compared to $.15 per share for the three months ended July 29, 1995. Net income for the six months ended August 3, 1996 increased 24.6% to $28.6 million or $.39 per share from $22.9 million or $.31 per share in the six months ended July 29, 1995.


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


FINANCIAL CONDITION AND LIQUIDITY
- - ---------------------------------

          The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with the Company's expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, borrowings under its revolving credit facility, the availability of the debt securities under the Company's shelf registration statement and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

          At August 3, 1996, the Company's merchandise inventories had increased $120.2 million over the February 3, 1996 balance and $89.3 million over the July 29, 1995 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $226.3 million at August 3, 1996 from $175.4 million at February 3, 1996 and $168.6 million at July 29, 1995. The increase is due primarily to higher inventory levels offset in part by increased accounts payable. The Company expects working capital levels to continue to grow as new stores are opened.

          Cash provided from operating activities was $3.4 million for the six months ended August 3, 1996 compared to cash used of $38.4 million for the six months ended July 29, 1995. Excluding changes in operating assets and liabilities, cash provided by operating activities was $52.4 million for the six months ended August 3, 1996 compared to $48.8 million for the six months ended July 29, 1995.

     Capital expenditures for the six months ended August 3, 1996 were $84.1 million (no additional assets under capital lease) compared to $59.0 million (including $6.4 million of assets under capital leases) for the same period a year ago. The increase in expenditures in 1996 is primarily attributable to the opening of ten new stores for the six months ended August 3, 1996 compared to three new stores for the six months ended July 29, 1995 and the relocation of the Company's corporate headquarters within Menomonee Falls in July 1996 to an owned facility.

          Total capital expenditures for fiscal 1996 are currently expected to be approximately $200.0 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

          The Company's long-term debt increased from $187.7 million at February 3, 1996 to $269.5 million at August 3, 1996. On February 6, 1996 the Company issued $100 million non-callable 6.70% unsecured senior notes under the Company's $250 million shelf registration statement. The proceeds were used to paydown borrowings under its $200 million unsecured revolving credit facility and will support future Company growth. The notes mature on February 1, 2006.

          The Company anticipates that it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements with current working capital, cash flows from operations, seasonal borrowings under its revolving credit facility, offerings of debt securities, short-term trade credit and other lending facilities.

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

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               4.2 Amendment No. 4 to the Revolving Credit Agreement dated July 19, 1996 among Kohl's Department Stores, Inc. various commercial banking institutions and the Bank of New York, an Administrative Agent, the Bank of Nova Scotia as Agent, and the First National Bank of Chicago, as Agent.

               10.16  Articles of Incorporation as Amended

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27     Financial Data Schedule - Article 5 of Regulation S-X


          b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended August 3, 1996

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Kohl's Corporation
                                  (Registrant)



Date:  September 12, 1996         /s/ William Kellogg
                                  ---------------------------------
                                  William Kellogg
                                  Chairman, Chief Executive Officer



Date:  September 12, 1996         /s/ Arlene Meier
                                  ---------------------------------
                                  Arlene Meier
                                  Senior Vice President - Finance
                                  Chief Financial Officer