Form 10-Q
period 1996-11-02
KOHLS CORPORATION
filed 1996-12-16
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 2, 1996
                               -----------------------------------

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

Commission file number  1-11084
                       --------


                              KOHL'S CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          WISCONSIN                                39-1630919
---------------------------------                -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                  53051
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code   (414) 703-7000
                                                   ---------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes   X      No
    -----       ------



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 11, 1996 Common
                                                    -------------------------
Stock, Par Value $.01 per Share, 73,914,752 Shares Outstanding.
--------------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          November 2, 1996, February 3, 1996 and
          October 28, 1995                                          3

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          November 2, 1996 and October 28, 1995                     4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Nine Months
          Ended November 2, 1996                                    5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          November 2, 1996 and October 28, 1995                     6

          Notes to Condensed Consolidated Financial
          Statements                                                7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9-12


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                          13

          Signatures                                                14

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                   November 2,     February 3,     October 28,
                                                                       1996           1996            1995
                                                                  -------------------------------------------
                                                                   (Unaudited)     (Audited)       (Unaudited)
           Assets
           ------
Current assets:
        Cash and cash equivalents                                       $1,950         $2,819          $3,265
        Merchandise inventories                                        587,090        320,325         469,007
        Other                                                            8,264          7,020           9,983
                                                                  ------------   ------------     -----------

                Total current assets                                   597,304        330,164         482,255

Property and equipment, at cost                                        670,622        502,406         474,304
Less accumulated depreciation                                          119,314         93,238          85,542
                                                                  ------------   ------------     -----------
                                                                       551,308        409,168         388,762

Other assets                                                             6,523          4,564           5,262
Favorable lease rights                                                  18,543         20,491          20,796
Goodwill                                                                36,638         40,538          41,838
                                                                  ------------   ------------     -----------

                Total assets                                        $1,210,316       $804,925        $938,913
                                                                  ============   ============     ===========


        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities:
        Accounts payable                                              $208,495        $68,810        $189,312
        Accrued liabilities                                             68,908         57,259          58,045
        Income taxes payable                                             7,468         21,628           6,523
        Deferred income taxes                                            6,783          5,674           8,200
        Current portion of long-term debt                                1,425          1,425           1,345
                                                                  ------------   ------------     -----------

                Total current liabilities                              293,079        154,796         263,425

Long-term debt                                                         395,686        187,699         260,250
Deferred income taxes                                                   35,139         30,731          25,738
Other long-term liabilities                                             22,357         21,061          23,846

Shareholders' equity
        Common stock-$.01 par value, 400,000,000 shares
             authorized, 73,907,226,  73,736,670 and 73,589,578
             issued at November 2, 1996, February 3, 1996 and
             October 28, 1995 respectively.                                739            737             736
        Paid-in capital                                                191,907        188,998         186,102
        Retained earnings                                              271,409        220,903         178,816
                                                                  ------------   ------------     -----------

                Total shareholders' equity                             464,055        410,638         365,654
                                                                  ------------   ------------     -----------
                Total liabilities and shareholders' equity          $1,210,316       $804,925        $938,913
                                                                  ============   ============     ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 3 Months              3 Months              9 Months              9 Months
                                                (13 Weeks)            (13 Weeks)            (39 Weeks)            (39 Weeks)
                                                  Ended                 Ended                 Ended                 Ended
                                                November 2,           October 28,           November 2,           October 28,
                                                   1996                  1995                  1996                  1995
                                                -----------------------------------------------------------------------------
                                                                     (In thousands except per share data)
Sales                                              $598,052              $486,750            $1,541,288            $1,218,651
Cost of merchandise sold                            399,572               326,145             1,029,448               812,411
                                                -----------           -----------           -----------           -----------
Gross margin                                        198,480               160,605               511,840               406,240
Operating expenses:
        Selling, general, and administrative        138,324               113,534               371,653               297,474
        Depreciation and amortization                10,334                 7,459                28,063                20,622
        Goodwill amortization                         1,300                 1,300                 3,900                 3,900
        Credit operations non-recurring               -                    14,052                 -                    14,052
        Preopening expenses                           6,552                 7,452                10,302                 8,944
                                                -----------           -----------           -----------           -----------
Operating income                                     41,970                16,808                97,922                61,248

Interest expense, net                                 5,347                 3,924                13,089                 9,614
                                                -----------           -----------           -----------           -----------
Income before income taxes                           36,623                12,884                84,833                51,634
Provision for income taxes                           14,706                 5,258                34,327                21,069
                                                -----------           -----------           -----------           -----------


Net income                                          $21,917                $7,626               $50,506               $30,565
                                                ===========           ===========           ===========           ===========

Earnings per share:

        Net income                                    $0.30                 $0.10                 $0.68                 $0.42
                                                ===========           ===========           ===========           ===========
Weighted average number of common shares             73,897                73,580                73,831                73,544
                                                ===========           ===========           ===========           ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                             Common Stock
                                     -------------------------   Paid-In     Retained
                                        Shares          Amount   Capital     Earnings    Total
                                     -----------------------------------------------------------
                                                 (In thousands, except share data)
Balance at February 3, 1996           73,736,670          $737    $188,998    $220,903  $410,638

Net income                                     -             -           -      50,506    50,506

Exercise of stock options                170,556             2       2,909           -     2,911
                                     -----------------------------------------------------------

Balance at November 2, 1996           73,907,226          $739    $191,907    $271,409  $464,055
                                     ===========================================================

     See Accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                9 Months            9 Months
                                                               (39 Weeks)          (39 Weeks)
                                                                 Ended               Ended
                                                            November 2, 1996    October 28, 1995
                                                            ------------------------------------
                                                                       (In thousands)
Operating activities

Net income                                                        $50,506               $30,565
Adjustments to reconcile net income to net
  cash used in operating activities
        Depreciation and amortization                              32,102                24,522
        Deferred income taxes                                       5,517                 8,183
        Other noncash charges                                       1,213                   912
        Changes in operating assets and liabilities              (130,917)             (131,989)
                                                            --------------        --------------

Net cash used in operating activities                             (41,579)              (67,807)

Investing activities

Acquisition of property and equipment, net                       (168,236)             (104,248)
Other                                                                  10                (1,094)
                                                            --------------        --------------

Net cash used in investing activities                            (168,226)             (105,342)

Financing activities
Net borrowings under working capital loan                           9,000               146,000
Proceeds from public debt offering                                200,000                     -
Repayments of long-term debt                                       (1,013)                 (832)
Payment of financing fees on debt                                  (1,962)                    -
Net proceeds from issuance of common shares
        (including stock options)                                   2,911                   840
                                                            --------------        --------------

Net cash provided by financing activities                         208,936               146,008

                                                            --------------        --------------
Net decrease in cash and cash equivalents                            (869)              (27,141)
Cash and cash equivalents at beginning of period                    2,819                30,406
                                                            --------------        --------------

Cash and cash equivalents at end of period                         $1,950                $3,265
                                                            ==============        ==============



     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial state-ments. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and foot-notes thereto included in the Company's Form 10-K (Commission File No.
1-11084) filed with the Securities and Exchange Commission.

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


     LIFO Expense                              9 Months Ended
     ------------                              --------------
       Quarter                      November 2, 1996     October 28, 1995
       -------                      ----------------     ----------------
                                               (In Thousands)

       First                            $1,171                $1,104
       Second                            1,184                 1,090
       Third                             1,495                 1,464
                                        ------                ------
       Total                            $3,850                $3,658

     Inventories would have been $3,511,000 higher at November 2, 1996, $339,000 lower at February 3, 1996 and $4,717,000 higher at October 28, 1995 if they had been valued using the first-in, first-out (FIFO) method.

3.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

     The Internal Revenue Service (the "IRS") is currently auditing the Company's federal income tax returns for fiscal years ended August 1986, 1987 and 1988. In January 1994, the IRS proposed approximately $20 million of tax consisting primarily of an adjustment to the LIFO inventory method used by the Company. The impact of the proposed adjustments before interest had previously been reflected in the Company's deferred income tax accounts. The Company is contesting the proposed adjustments vigorously within the administrative appeals process of the IRS and has reached a tentative resolution of the matter which, if finalized, would not have a material adverse impact on the Company's results of operations or liquidity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
              THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 1996
              ---------------------------------------------------


Results of Operations
---------------------

      At November 2, 1996, the Company operated 150 stores compared with 128 stores at the same time last year. The Company successfully opened twelve new stores during the three months ended November 2, 1996. Seven new stores opened in September: three stores in the Charlotte, North Carolina market; the seventh store in Cleveland, Ohio and stores in Lancaster, Pennsylvania; Moline, Illinois and Omaha, Nebraska. In October, the Company opened five new stores: the 25th store in the Chicago market, the 11th store in the Twin Cities; Lincoln, Nebraska; Mishawaka, Indiana and Huntington, West Virginia. In addition, the Company relocated one of its Indianapolis stores to a larger location.

      Net sales increased $111.3 million or 22.9% to $598.1 million for the three months ended November 2, 1996 from $486.8 million for the three months ended October 28, 1995. Of the increase, $71.2 million is attributable to the inclusion of 22 new stores opened in 1995 and 22 new stores opened in 1996. The remaining $40.1 million is attributable to comparable store sales growth of 10.8% (excluding the discontinued electronics business).

      Net sales increased $322.6 million or 26.5% to $1,541.3 million for the nine months ended November 2, 1996 from $1,218.7 million for the nine months ended October 28, 1995. Of the increase, $213.9 million is attributable to the inclusion of 22 new stores opened in 1995 (net of the sales of two underperforming stores closed in 1995) and 22 new stores opened in 1996. The remaining $108.7 million is attributable to comparable store sales growth of 11.1% (excluding the discontinued electronics business).

      Due to a shift in the fiscal accounting calendar, the fiscal quarter ending dates are one week later this year than a year ago. On a calendar basis, matching the thirteen weeks ended November 2, 1996 with the thirteen weeks ended November 4, 1995, total sales increased 18.4%. Comparable store sales increased 7.6% (excluding the discontinued electronics business). Matching the 39 weeks ended November 2, 1996 with the 39 weeks ended November 4, 1995, total sales increased 22.9% and comparable sales increased 8.6% (excluding the discontinued electronics business) on this basis.

      Gross margin for the three months ended November 2, 1996 was 33.2% compared to 33.0% in the three months ended October 28, 1995. Gross margin for the nine months ended November 2, 1996 was 33.2% compared to 33.3% in the nine months ended October 28, 1995. A low-cost operating environment and continued focus on expense control allows the Company to profitably offer value to its customers.

      Operating income for the three months ended November 2, 1996 increased $25.2 million over the three months ended October 28, 1995. Operating income for the nine months ended November 2, 1996, increased $36.7 million over the nine months ended October 28, 1995. Last year, the Company incurred a non-recurring charge related to bringing the credit card operation in-house. Excluding the non-recurring credit charge, operating income increased $11.1 million or 36.0% over the three months ended October 28, 1995. Excluding the non-recurring credit charge, operating income increased $22.6 million or 30.0% over the nine months ended October 28, 1995. These increases resulted primarily from the increased sales and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 23.1% of net sales for the three months ended November 2, 1996 from 23.3% of net sales for the three months ended October 28, 1995. Selling, general and administrative expenses declined to 24.1% of net sales for the nine months ended November 2, 1996 from 24.4% of net sales for the nine months ended October 28, 1995.

      Costs associated with the opening of new stores are accumulated for the 6-8 weeks prior to opening and expensed over the two week grand opening period. The Company expensed $6.6 million of preopening expenses in the three months ended November 2, 1996. The expenses relate to the balance of the preopening expense for two stores which opened in the last week of the three month period ended August 3, 1996 and the expenses of 12 new stores and one relocated store opened during the three months ended November 2, 1996. The Company expensed $7.5 million in the three months ended October 28, 1995 in opening 19 new stores and relocating one store. In the nine months ended November 2, 1996, the Company expensed $10.3 million of preopening expenses associated with the opening of 22 new stores and the relocation of one store. The Company expensed $8.9 million of preopening expenses for 22 new stores and the relocation of one store in the nine months ended October 28, 1995. The expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise.

      Net interest expense for the three months ended November 2, 1996 increased $1.4 million from the three months ended October 28, 1995. Net interest expense for the nine months ended November 2, 1996 increased $3.5 million from the nine months ended October 28, 1995. The increase was due to higher interest rates associated with the $100 million non-callable 6.7% unsecured senior notes issued in February 1996 and increased spending on capital and working capital requirements of new stores. The Company expects interest expense to continue to increase during the remainder of fiscal 1996 based on increased borrowings for new store's capital and working capital requirements and higher interest rates on its fixed rate debt.

      For the three months ended November 2, 1996, net income increased to $21.9 million or $.30 per share from $7.6 million or $.10 per share in the three months ended October 28, 1995. Excluding the non-recurring charge related to bringing the credit card operation in-house last year, net income was $15.9 million or $.22 per share for the three months ended October 28, 1995. For the nine months ended November 2, 1996, net income increased to $50.5 million or $.68 per share from $30.6 million or $.42 per share. Excluding the non-recurring credit charge, net income was $38.9 million or $.53 per share for the nine months ended October 28, 1995.


Seasonality & Inflation
-----------------------

      The Company's business is seasonal, reflecting increased consumer buying in the "back-to-school" and Christmas seasons. The Company's financial position and operations are also affected by the timing of new store openings. Inflation did not materially affect the Company's net income during the periods presented.


Financial Condition and Liquidity
---------------------------------

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

      At November 2, 1996, the Company's merchandise inventories had increased $266.8 million over the February 3, 1996 balance and $118.1 million over the October 28, 1995 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $304.2 million at November 2, 1996 from $175.4 million at February 3, 1996 and $218.8 million at October 28, 1995. The increase is due primarily to higher inventory levels offset in part by increased accounts payable. The Company expects working capital levels to continue to grow as new stores are opened.

      Cash used in operating activities was $41.6 million for the nine months ended November 2, 1996 compared to cash used of $67.8 million for the nine months ended October 28, 1995. Excluding changes in operating assets and liabilities, cash provided by operating activities was $89.3 million for the nine months ended November 2, 1996 compared to $64.2 million for the nine months ended October 28, 1995.

      Capital expenditures for the nine months ended November 2, 1996 were $168.2 million (no additional assets under capital lease) compared to $110.6 million (including $6.4 million of assets under capital leases) for the same period a year ago. The increase in expenditures in 1996 is primarily attributable to the 1997 new stores program, and the relocation of the Company's corporate headquarters within Menomonee Falls, Wisconsin in July 1996 to an owned facility.

      Total capital expenditures for fiscal 1996 are currently expected to be approximately $220.0 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

      The Company's long-term debt increased from $187.7 million at February
3, 1996 to $395.7 million at November 2, 1996. On February 6, 1996 the Company issued $100 million non-callable 6.70% unsecured senior notes under the Company's $250 million shelf registration statement. The notes mature on February 1, 2006. On October 15, 1996, the Company issued $100 million non-callable 7.375% unsecured senior notes under the Company's $250 million shelf registration statement. The notes mature on October 15, 2011. The proceeds were used to paydown borrowings under its $200 million unsecured revolving credit facility and will support future Company growth.

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

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               10.10 Amendment No. 4 dated September 16, 1996 and Waiver and Amendment No. 5 dated November 3, 1996 to the Receivables Purchase Agreement dated as of September 1, 1995 by and among Kohl's Department Stores, Inc., Preferred Receivables Funding Corporation and the First National Bank of Chicago as agent, incorporated herein by reference.

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27       Financial Data Schedule - Article 5 of Regulation S-X


          b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended November 2, 1996

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Kohl's Corporation
                                     (Registrant)



Date:  December 13, 1996             /s/ William Kellogg
                                     ---------------------------------
                                     William Kellogg
                                     Chairman, Chief Executive Officer



Date:  December 13, 1996             /s/ Arlene Meier
                                     ---------------------------------
                                     Arlene Meier
                                     Senior Vice President - Finance
                                     Chief Financial Officer