Form 10-K405
period 1997-02-01
KOHLS CORPORATION
filed 1997-04-29
CIK 885639

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 1, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______
                        COMMISSION FILE NUMBER 1-11084

                              KOHL'S CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               WISCONSIN                             39-1630919
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

      N56 W17000 RIDGEWOOD DRIVE                        53051
      MENOMONEE FALLS, WISCONSIN                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

  Registrant's telephone number, including area code  (414) 703-7000

  Securities registered pursuant to section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
                                                                 ON
       TITLE OF EACH CLASS                                 WHICH REGISTERED
       -------------------                             -----------------------
   Common Stock, $.01 Par Value                        New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:   NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  X  Yes      No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At March 28, 1997, the aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates of the registrant was $2,665,870,100 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At March 28, 1997 the registrant had issued and outstanding an aggregate of 74,015,913 shares of its Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  1. Portions of Registrant's Proxy Statement dated April 22, 1997 are incorporated into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.                            BUSINESS

  The Company currently operates 170 family oriented, specialty department stores primarily in the Midwest and Mid-Atlantic areas of the United States that feature quality, national brand merchandise which provides exceptional value to customers. The Company's stores sell moderately priced apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers shopping for their families and homes. Kohl's stores have fewer departments than traditional, full-line department stores, but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company's pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company's unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution.

  As used herein, the term the "Company" and "Kohl's" refer to Kohl's Corporation, its consolidated subsidiaries and predecessors. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1996 ended on February 1, 1997 and was a 52 week year.

EXPANSION

  Since 1986, the Company has expanded from 40 stores to the current total of 170 stores both by acquiring and converting pre-existing stores and by opening new stores. Management believes there is substantial opportunity for further growth and intends to open approximately 30 new stores in fiscal 1997. Nine opened in March 1997, including eight in the Washington, D.C. market; 11 opened in April, including seven in the Philadelphia market and two in Wilmington, Delaware. The remaining stores will open in the second half of the year.

  As demonstrated in the table below, Kohl's expansion strategy is to open additional stores in existing markets, where it can leverage advertising, purchasing, transportation and other regional overhead expenses; in contiguous markets, where it can extend regional operating efficiencies; and in new markets which offer similar opportunity to successfully implement the Kohl's retailing strategy.

                                STORE EXPANSION

                                  TOTAL  FISCAL FISCAL    FISCAL TOTAL  ANNOUNCED
                                   AT     1994   1995      1996    AT    FISCAL
                                 1/29/94 ------ ------    ------ 2/1/97   1997
                                 -------                         ------ ---------
MARKET AREA                               NEW    NEW       NEW
-----------                              ------ ------    ------
Chicago, IL.....................    21      2      1         1     25
Milwaukee, WI...................    11      1                      12
Minneapolis/St. Paul, MN........     6      2      2         1     11
Detroit, MI.....................    10            (2)(a)            8
Cleveland, OH...................                   4         3      7
Indianapolis, IN................     6                              6
Columbus, OH....................     6                              6
Cincinnati, OH..................            3      2                5
Kansas City, KS, MO.............                   3         1      4
Dayton, OH......................            3                       3
Madison, WI.....................     2      1                       3
Charlotte, NC...................                             3      3
Philadelphia, PA................                                             7
Washington, DC..................                                             8
Other...........................    28      6     10        13     57        5
                                   ---    ---    ---       ---    ---      ---
    Total.......................    90     18     20        22    150       20
                                   ===    ===    ===       ===    ===      ===

--------
(a) The Company closed two underperforming stores

  Kohl's retailing strategy has proven to be readily transferable to new markets. For example, Kohl's has successfully opened new stores in small markets such as Kalamazoo, Michigan; intermediate markets such as Kansas City, and large markets such as Chicago, Illinois. In addition, the Kohl's concept has been successful in retailing formats such as strip shopping centers, community and regional malls and free-standing stores. Management believes the transferability of the Kohl's retailing strategy, the Company's experience in acquiring and converting pre-existing stores and in opening new stores, and the Company's substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

  In determining where to open new stores, the Company evaluates: demographic information, the availability of prime real estate locations, existing and potential competitors, and the potential impact on existing stores. In addition, the Company develops pro forma projections that take into account the economies of scale available in advertising, distribution and regional expenses.

MERCHANDISING

  Kohl's stores feature moderately priced, department store national brands which provide exceptional value to customers. Kohl's merchandise is targeted to appeal to middle-income customers shopping for their families and homes. All of the Company's stores carry a consistent merchandise assortment. The Company's stores emphasize apparel and shoes for children, women and men, soft home products, such as towels, sheets and pillows, and housewares. The Company has completed the elimination of the electronics business in fiscal 1996, which is included in Hardlines in the table below. This business was 0.3% of the total net sales in fiscal 1996, 2.1% in fiscal 1995 and 3.3% in fiscal 1994. The Company's merchandise mix is reflected by the following table:

                                MERCHANDISE MIX
                            (PERCENT OF NET SALES)

                                                                  FISCAL YEAR
                                                               -----------------
                                                               1996  1995  1994
                                                               ----- ----- -----
      Apparel................................................. 60.6% 58.2% 57.0%
      Accessories/Shoes....................................... 19.1% 19.2% 19.3%
      Soft Home/Housewares.................................... 12.5% 12.5% 12.7%
      Hardlines...............................................  7.8% 10.1% 11.0%

DISTRIBUTION

  The Company receives 99% of its merchandise at two distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week. The two existing facilities are capable of supporting up to 200 store locations.

  The Menomonee Falls, Wisconsin distribution center opened in 1981. This 500,000 square foot facility services the Company's stores in Illinois, Wisconsin, Minnesota, Kansas, Iowa, Missouri, Nebraska, North Dakota and South Dakota.

  The Company opened its second distribution center in August 1994. This 650,000 square foot facility, located in Findlay, Ohio services the Company's stores in Ohio, Michigan, Indiana, Kentucky and West Virginia. In addition, this facility will support stores in the Mid-Atlantic until the opening of the Winchester, Virginia facility.

  To support its expansion plans in the Mid-Atlantic area, the Company will open a third distribution center in Winchester, Virginia in the summer of 1997. This 350,000 square foot facility will service the Company's stores in North Carolina, Pennsylvania, Virginia, Maryland, Delaware and New Jersey.

EMPLOYEES

  As of February 1, 1997, the Company had approximately 25,500 employees, including approximately 7,600 full-time and approximately 17,900 part-time associates. The number of associates varies during the year, peaking during the "back-to-school" and Christmas holiday seasons. None of the Company's associates is represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

COMPETITION

  The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company's primary competitors are traditional department stores, up-scale mass merchandisers and specialty stores. The Company's specific competitors vary from market to market.

TRADEMARKS AND SERVICE MARKS

  The name "Kohl's", written in its distinctive block style, is a registered service mark of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. The Company has approximately 40 additional trademarks, trade names and service marks, most of which are used in its private label program.

ITEM 2.                           PROPERTIES

  As of February 1, 1997, the Company operated 150 stores in 16 states. The Company owned 35 stores, owned 23 stores with ground leases and leased 92 stores under operating leases. The typical lease has an initial term of between 15 and 20 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option. The typical ground lease has an initial term of between 15 and 25 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option.

  Substantially all of the Company's leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately half of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. At February 1, 1997, the average minimum annual rent of the 92 leased stores was $5.80 per square foot, and the average minimum annual rent of the 23 stores operated under ground leases was $2.28 per square foot.

  The Company's stores are located in strip shopping centers (82), community and regional malls (42), and as free standing units (26). Of the Company's stores, 127 are one story facilities and 23 are two story facilities.

                                                                      NUMBER OF
                                                                      STORES AT
                                                                     FEBRUARY 1,
                                                                        1997
                                                                     -----------
      Illinois......................................................      31
      Wisconsin.....................................................      28
      Ohio..........................................................      27
      Michigan......................................................      14
      Indiana.......................................................      13
      Minnesota.....................................................      13
      Kansas........................................................       5
      Iowa..........................................................       4
      North Carolina................................................       3
      Missouri......................................................       3
      Nebraska......................................................       2
      Kentucky......................................................       2
      Pennsylvania..................................................       2
      South Dakota..................................................       1
      North Dakota..................................................       1
      West Virginia.................................................       1
                                                                         ---
          Total.....................................................     150
                                                                         ===

  The Company owns distribution centers in Menomonee Falls, Wisconsin, Findlay, Ohio and the distribution center under construction in Winchester, Virginia. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin.

ITEM 3.                        LEGAL PROCEEDINGS

  See Note 9 of Notes to Consolidated Financial Statements concerning a certain audit of the Company's federal income tax returns.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1996.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 (a) Market information

  The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol "KSS." On March 11, 1996, the Company's Board of Directors declared a 2 for 1 stock split in the form of a stock dividend on the Company's common stock. The record date for the stock split was April 12, 1996. Distribution of the additional shares was made on April 29, 1996. The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 1996 and 1995, as reported on the New York Stock Exchange Composite Tape adjusted by the Company to give effect retroactively to the stock split.

                                                                   PRICE RANGE
                                                                 ---------------
                                                                  HIGH     LOW
                                                                 ------- -------
      FISCAL 1996
      First Quarter............................................. $35 1/2 $28 3/8
      Second Quarter............................................  37 1/8  26 3/4
      Third Quarter.............................................  41      32 3/8
      Fourth Quarter............................................  42      36 1/8
      FISCAL 1995
      First Quarter............................................. $23 5/8 $20
      Second Quarter............................................  26      20
      Third Quarter.............................................  27 3/8  21 1/2
      Fourth Quarter............................................  29 1/8  22 5/8

 (b) Holders

  At March 28, 1997, there were 4,462 holders of record of the Common Stock.

 (c) Dividends

  The Company has never paid a cash dividend, has no current plans to pay dividends on its Common Stock and intends to retain all earnings for investment in and growth of the Company's business. In addition, financial covenants and other restrictions in the Company's financing agreements limit the payment of dividends on the Common Stock. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing conditions, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below has been audited by Ernst & Young LLP, independent auditors. This information should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this document.

                                            FISCAL YEAR ENDED
                          ----------------------------------------------------------
                           FEBRUARY    FEBRUARY    JANUARY     JANUARY     JANUARY
                           1, 1997    3, 1996(a)   28, 1995    29, 1994    30, 1993
                          ----------  ----------  ----------  ----------  ----------
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER SQUARE
                                                FOOT DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............  $2,388,221  $1,925,669  $1,554,100  $1,305,746  $1,096,856
Cost of merchandise
 sold...................   1,608,688   1,294,653   1,037,740     869,236     722,610
                          ----------  ----------  ----------  ----------  ----------
Gross margin............     779,533     631,016     516,360     436,510     374,246
Selling, general and
 administrative
 expenses...............     536,226     436,442     356,893     305,547     269,158
Incentive compensation
 charge(b)..............         --          --          --          --       17,735
Depreciation and
 amortization...........      44,015      33,931      27,402      23,201      19,834
Preopening expenses.....      10,302      10,712       8,190       5,360       2,992
Credit operations, non-
 recurring(c)...........         --       14,052         --          --          --
                          ----------  ----------  ----------  ----------  ----------
Operating income........     188,990     135,879     123,875     102,402      64,527
Interest expense,
 net(d).................      17,622      13,150       6,424       5,711      14,393
                          ----------  ----------  ----------  ----------  ----------
Income before income
 taxes and extraordinary
 items..................     171,368     122,729     117,451      96,691      50,134
Income taxes............      68,890      50,077      48,939      41,029      21,442
                          ----------  ----------  ----------  ----------  ----------
Income before
 extraordinary items....     102,478      72,652      68,512      55,662      28,692
Extraordinary items(e)..         --          --          --       (1,769)     (2,121)
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $  102,478  $   72,652  $   68,512  $   53,893  $   26,571
                          ==========  ==========  ==========  ==========  ==========
Per common share(f):
  Income before
   extraordinary items..  $     1.39  $      .99  $      .93  $      .76  $      .44
  Extraordinary items...         --          --          --         (.02)       (.03)
  Net income............        1.39         .99         .93         .74         .41
OPERATING DATA:
Comparable store sales
 growth(g)..............        11.3%        5.9%        6.1%        8.3%       10.5%
Net sales per selling
 square foot(h).........  $      261  $      257  $      258  $      255  $      239
Total square feet of
 selling space
 (in thousands; end of
 period)................      10,064       8,378       6,824       5,523       4,771
Number of stores open
 (end of period)........         150         128         108          90          79
Capital expenditures
 including capitalized
 leases.................  $  223,423  $  138,797  $  132,800  $   64,813  $   46,337
BALANCE SHEET DATA (END
 OF PERIOD):
Working capital.........  $  229,339  $  175,368  $  114,637  $   86,856  $  105,564
Property and equipment,
 net....................     596,227     409,168     298,737     186,626     141,196
Total assets............   1,122,414     805,385     658,717     469,289     444,797
Total long-term debt....     312,031     187,699     108,777      51,852      95,096
Shareholders' equity....     517,471     410,638     334,249     262,502     207,400

See footnotes on next page

(footnotes from previous page)
(a) Fiscal 1995 contained 53 weeks.
(b) In connection with the Company's initial public offering, the Company amended two incentive plans to set the value of the phantom stock units previously granted thereunder at the initial public offering price of $7.00 per share. The related non-recurring incentive compensation charge reduced net income by $10.6 million, or $.16 per share for fiscal 1992. Distributions, including interest accrued at 6% on the vested portion, are paid out annually with the final payment in 2002.
(c) Effective September 1, 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operation. In connection with this transaction, the Company incurred a one-time charge of $14.1 million ($8.3 million after-tax). See Note 3 of Notes to Consolidated Financial Statements.
(d) On June 1, 1992, the Company used the net proceeds of the initial public offering and $14.6 million of borrowings under its revolving credit facility to redeem all $105.0 million of its Senior Subordinated Notes and the remaining $13.2 million of its Junior Subordinated Notes and to pay related accrued interest. If the initial public offering and the related reduction of indebtedness had occurred on February 2, 1992, interest expense for fiscal 1992 would have been reduced by $3.1 million and income before extraordinary items would have been $30.7 million, or $.44 per share.
(e) The extraordinary items reflect an after-tax charge of $1.8 million to write-off unamortized deferred financing costs in connection with the termination of certain credit facilities in January 1994, and an after-tax charge of $2.1 million to write-off unamortized deferred financing fees and the obligations under an interest rate cap agreement associated with the redemption of the Company's Senior Subordinated Notes in June 1992.
(f) All per share data has been adjusted to reflect the 2 for 1 stock split declared by the Company's Board of Directors on March 11, 1996 and distributed on April 29, 1996.
(g) Comparable store sales for each period are based on sales of stores (including relocated or expanded stores) open throughout the current and prior year. Comparable store sales growth for fiscal 1996 compares the 52 weeks of fiscal 1996 versus the same 52 week calendar in fiscal 1995 and excludes the discontinued electronics business. Comparable store sales growth for fiscal 1995 has been adjusted to reflect the elimination of the 53rd week in fiscal 1995.
(h) Net sales per selling square foot is calculated using net sales of stores that have been open for the full period, divided by their square footage of selling space.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 7.          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Net Sales

  Net sales for the last three years, number of stores, sales growth and net sales per selling square foot by year were as follow:

                                                       FISCAL YEAR
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Net sales (in thousands).................... $2,388,221  $1,925,669  $1,554,100
Number of stores open (end of period).......        150         128         108
Sales growth--all stores....................       24.0%       23.9%       19.0%
Sales growth--comparable stores(a)..........       11.3%        5.9%        6.1%
Net sales per selling square foot(b)........ $      261  $      257  $      258

--------
(a) Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Comparable sales growth for fiscal 1996 compares the 52 weeks of fiscal 1996 versus the same 52 week calendar in fiscal 1995 and excludes the discontinued electronics business. Comparable sales growth for fiscal 1995 has been adjusted to reflect the elimination of the 53rd week in fiscal 1995.
(b) Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

  Increases in net sales primarily reflect new store openings and comparable store sales growth. Net sales increased $462.5 million, or 24.0%, from $1,925.7 million in fiscal 1995 to $2,388.2 million in fiscal 1996. Of the increase, $312.4 million is attributable to the opening of 22 new stores in fiscal 1996 and to the inclusion of a full year of operating results for 22 stores opened in fiscal 1995 (net of the two underperforming stores closed in 1995). The remaining $150.1 million is attributable to the increase in comparable store sales.

  Net sales increased $371.6 million, or 23.9%, from $1,554.1 million in fiscal 1994 to $1,925.7 million in fiscal 1995. Of the increase, $274.6 million is attributable to the opening of 22 new stores in fiscal 1995 and to the inclusion of a full year of operating results for 18 stores opened in fiscal 1994 (net of the two underperforming stores closed in 1995). The remaining $97.0 million is attributable to the increase in comparable store sales.

 Components of Earnings

  The following table sets forth statement of operations data as a percentage of net sales for each of the last three years:

                                                               FISCAL YEAR
                                                            -------------------
                                                            1996   1995   1994
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of merchandise sold...................................  67.4   67.2   66.8
                                                            -----  -----  -----
Gross margin...............................................  32.6   32.8   33.2
Selling, general and administrative expenses...............  22.5   22.7   23.0
Depreciation and amortization..............................   1.8    1.7    1.7
Preopening expenses........................................    .4     .6     .5
Credit operations, non-recurring...........................   --      .7    --
                                                            -----  -----  -----
Operating income...........................................   7.9    7.1    8.0
Interest expense, net......................................    .7     .7     .4
                                                            -----  -----  -----
Income before income taxes.................................   7.2    6.4    7.6
Income taxes...............................................   2.9    2.6    3.2
                                                            -----  -----  -----
Net income.................................................   4.3%   3.8%   4.4%
                                                            =====  =====  =====

   Gross Margin. The Company's gross margin has decreased from 33.2% in fiscal 1994 to 32.6% in fiscal 1996. This decrease is primarily attributable to a continued competitive pricing strategy, the final liquidation of the discontinued electronics business, and the changes in LIFO adjustments. A low-cost operating environment and continued focus on expense control allows the Company to profitably offer value to its customers. The impact of LIFO on gross margin was an expense of 0.2%, a credit of 0.1% and no impact in 1996, 1995 and 1994, respectively.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and headquarters functions, but exclude depreciation and amortization. Although the total amount of selling, general, and administrative expenses increased from fiscal 1994 to fiscal 1996 due to the addition of new stores, such expenses decreased as a percent of net sales. Selling, general and administrative expenses decreased from 23.0% in fiscal 1994 to 22.5% in fiscal 1996. This decline reflects the leveraging of headquarters expenses as a result of the increased sales.

  Depreciation and Amortization. The total amount of depreciation and amortization increased from fiscal 1994 to fiscal 1996 due to the addition of new stores, the remodeling of existing stores, the opening of the distribution center in Findlay, Ohio and the opening of the new corporate office. Depreciation and amortization increased as a percentage of net sales from 1.7% in fiscal 1994 to 1.8% in fiscal 1996.

  Preopening Expenses. The Company incurred $10.3 million of preopening expenses associated with the opening of 22 stores in fiscal 1996, $10.7 million with the opening of 22 stores in fiscal 1995 and $8.2 million with the opening of 18 stores in fiscal 1994. These expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise. The Company's recent experience is that, on average, preopening expenses for a new store are approximately $0.5 million.

  Credit Operations Non-Recurring. In fiscal 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operations. In connection with this transaction, the Company incurred a one-time charge of $14.1 million which included contractual amounts due to CRS, establishment of an initial allowance for doubtful accounts for the receivables acquired and other costs related to the credit operation.

  Operating Income. Operating income increased $53.1 million, or 39.1%, in fiscal 1996 and increased $12.0 million, or 9.7% in fiscal 1995 due to the factors described above. Excluding the $14.1 million non-recurring credit operations charge in fiscal 1995, operating income increased $39.0 million or 26.1% in fiscal 1996 compared to fiscal 1995 and fiscal 1995 increased $26.1 million or 21.0% compared to fiscal 1994.

  Interest Expense. Net interest expense increased $4.5 million to $17.6 million in fiscal 1996 and increased $6.7 million to $13.1 million in fiscal 1995. The increase in fiscal 1996 was due primarily to higher interest rates associated with the $100 million non-callable 6.7% unsecured senior notes issued in February 1996 and the $100 million non-callable 7.375% unsecured senior notes issued in October 1996 and increased spending on capital and working capital requirements of new stores. Of the increase in fiscal 1995, $2.0 million was due to interest associated with capital leases added in 1994 and 1995 and the remainder primarily due to increased average borrowings and higher interest rates. The Company expects interest expense to increase in fiscal 1997. Interest expense on the $60 million senior notes issued in March 1994, the $200 million non-callable senior notes issued in 1996 and $52.3 million capital lease debt is fixed and known until maturity. Other interest expense cannot be quantified because it will depend on a number of factors, including the number of stores opened, the Company's cash flow, interest rates and whether new stores are leased or owned by the Company.

  Income Taxes. The Company's effective tax rate was 40.2% in fiscal 1996, 40.8% in fiscal 1995 and 41.7% in fiscal 1994. The overall decline in the effective tax rates in fiscal 1996 and fiscal 1995 was primarily due to the decrease in state income taxes, net of federal tax benefits and non-deductible goodwill amortization as a percentage of income before taxes.

SEASONALITY AND INFLATION

  The Company's business is seasonal, reflecting increased consumer buying in the "back-to-school" and Christmas seasons. The Company's net sales and income are also affected by the timing of new store openings. Inflation did not materially affect the Company's net income during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, borrowings under its revolving credit facility and the availability of the debt securities under the Company's shelf registration statement and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third-party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

  The Company's working capital increased to $229.3 million at February 1, 1997 from $175.4 million at February 3, 1996. The increase was primarily the result of higher merchandise levels required to support existing stores and incremental new store locations offset in part by increased accounts payable. The Company expects working capital levels to continue to grow as new stores are opened.

  Cash provided by operating activities was $105.2 million for fiscal 1996, $28.7 million for fiscal 1995 and $95.5 million for fiscal 1994. Excluding changes in operating assets and liabilities, cash provided by operating activities was $154.7 million for fiscal 1996, $119.8 million for fiscal 1995 and $107.5 million for fiscal 1994.

  The Company's capital expenditures were $223.4 million (no additional assets under capital leases) during fiscal 1996, $138.8 million (including $6.4 million of assets under capital leases) during fiscal 1995, and $132.8 million (including $25.3 million of assets under capital leases) during fiscal 1994. The increase in expenditures from fiscal 1995 to fiscal 1996 is attributable to new store spending for 1996 new stores, 1997 new stores in the Washington, D.C. and Philadelphia markets, the completion of the corporate office and the start of the third distribution center in Winchester, Virginia. The increase in expenditures from fiscal 1994 to fiscal 1995 is attributable to the opening of more new stores, eight of which were owned in fiscal 1995 compared with three in fiscal 1994, offset by the completion of the distribution center in Findlay, Ohio in 1994.

  The Company's long-term debt increased from $187.7 million at February 3, 1996 to $312.0 million at February 1, 1997. On February 6, 1996, the Company issued $100 million non-callable 6.70% unsecured senior notes under its $250 million shelf registration statement. The notes mature on February 1, 2006. On October 15, 1996, the Company issued $100 million non-callable 7.375% unsecured senior notes under its $250 million shelf registration statement. The notes mature on October 15, 2011. The proceeds were used to repay borrowings under its $200 million unsecured revolving credit facility and will support future company growth.

  Total capital expenditures for fiscal 1997 are currently expected to be approximately $200 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

  The Company plans to open approximately 30 new stores in fiscal 1997. The total cash outlay required for a newly constructed leased store, including capital expenditures, preopening expenses and net working capital, is approximately $5.0 million. The additional cash outlay required for new owned stores will vary depending upon land and sitework costs, but is expected to be approximately $7.5 million per location. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements.

  In June 1996, the Financial Accounting Standards Board issued Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets. Statement 125 was effective for all transactions occurring after December 31, 1996.

  In conjunction with the adoption of Statement 125, the Company established Kohl's Receivable Corporation (KRC), a wholly owned subsidiary of the Company. KRC is a special purpose entity and management believes that its assets are legally isolated from the Company. KRC entered into an agreement with a bank, renewable at KRC's request and bank's option, under which it periodically sells, generally with recourse, an undivided interest in a revolving pool of the Company's private label credit card receivables up to a maximum of $200 million. The cost of the accounts receivable financing program is based upon the bank's A-1/P-1 commercial paper rate plus certain fees. At February 1, 1997, a $191 million interest had been sold under this agreement and reflected as a reduction of accounts receivable as this sale met the requirements of Statement 125.

  The Company anticipates that it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements with current working capital, cash flows from operations, seasonal borrowings under its $200 million revolving credit facility, short-term trade credit and other lending facilities.

  Information in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to debt service requirements and planned capital expenditures. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon. No assurance can be given that the future results covered by the forward-looking statements will be achieved.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements are included in this report beginning on page F-1.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9.             ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III.

ITEM 10.               EXECUTIVE OFFICERS OF REGISTRANT

  The information set forth under "Election of Directors" on pages 1-2 and under "Compliance with Sec. 16(a) of the Exchange Act" on page 5 of Registrant's Proxy Statement dated April 22, 1997 is incorporated herein by reference. The executive officers of the Company are as follows:

NAME                     AGE                       POSITION
----                     ---                       --------
Jay H. Baker              62   President and Director
Caryn Blanc               39   Executive Vice President--Distribution and Store
                                Administration
John F. Herma             49   Chief Operating Officer, Secretary and Director
William S. Kellogg        53   Chairman, Chief Executive Officer and Director
Richard Leto              45   Executive Vice President, General Merchandise
                                Manager
Kevin Mansell             44   Executive Vice President--General Merchandise
                                Manager
Arlene Meier              45   Executive Vice President--Chief Financial
                                Officer
R. Lawrence Montgomery    48   Vice Chairman and Director
Gary Vasques              49   Executive Vice President--Marketing

  Mr. Baker has served as President since 1986. In this capacity, Mr. Baker oversees the Company's general merchandising and marketing functions. Mr. Baker has 34 years of experience in the retail industry.

  Ms. Blanc has served as Executive Vice President--Distribution and Store Administration since 1991 and in other management positions with the Company since 1988. Ms. Blanc joined the Company in 1978, and has 19 years of experience in the retail industry.

  Mr. Herma has served as Chief Operating Officer since 1986. Mr. Herma joined the Company as Director of Human Resources in 1980 and has 26 years of experience in the retail industry.

  Mr. Kellogg has served as Chairman and Chief Executive Officer since 1979. Mr. Kellogg joined the Company in 1967, and has 30 years of experience in the retail industry.

  Mr. Leto has served as Executive Vice President--General Merchandise Manager since July 1996. Prior to joining the Company, Mr. Leto served as Executive Vice President, Merchandising for the R. H. Macy Corporation. Mr. Leto has 24 years of experience in the retail industry.

  Mr. Mansell has served as Executive Vice President--General Merchandise Manager since 1987. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 22 years of experience in the retail industry.

  Ms. Meier has served as Executive Vice President--Chief Financial Officer since October 1994. Ms. Meier joined the Company as Vice President--Controller in 1989. Ms. Meier has 21 years of experience in the retail industry.

  Mr. Montgomery was appointed Vice Chairman in March 1996. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996. Mr. Montgomery joined the Company as Senior Vice President--Director of Stores in 1988. Mr. Montgomery has 26 years of experience in the retail industry.

  Mr. Vasques has served as Executive Vice President--Marketing since December 1995. Prior to joining the Company, Mr. Vasques served as Senior Vice President--Marketing of Caldor from 1991 to November 1995. Mr. Vasques has 27 years of experience in the retail industry.

ITEM 11.                    EXECUTIVE COMPENSATION

  The information set forth under "Executive Compensation" on pages 6-9 of Registrant's Proxy Statement dated April 22, 1997 is incorporated herein by reference. Compensation of directors as set forth under "Director Committees and Compensation" on page 3 of Registrant's Proxy Statement dated April 22, 1997 is incorporated herein by reference.

ITEM 12.                 BENEFICIAL OWNERSHIP OF STOCK

  The information set forth under "Beneficial Ownership of Shares" on pages 4-5 of Registrant's Proxy Statement dated April 22, 1997 is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under "Compensation Committee Interlocks and Insider Participation" on page 3, and "Other Agreements" on page 9 of Registrant's Proxy Statement dated April 22, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                          PAGE
                                                                          ----
 (a) 1. Consolidated Financial Statements of Kohl's Corporation
        Report of Independent Auditors..................................  F-2
        Consolidated Balance Sheets.....................................  F-3
        Consolidated Statements of Income...............................  F-4
        Consolidated Statements of Changes in Shareholders' Equity......  F-5
        Consolidated Statements of Cash Flows...........................  F-6
        Notes to Consolidated Financial Statements......................  F-7
     2. Financial Statement Schedules
        Schedules are not included because they are not applicable or required.
     3. Exhibits
        The exhibits to this report are listed in the exhibit index elsewhere herein.
 (b)    Reports on Form 8-K
        There were no reports on Form 8-K filed for the three months ended February 1, 1997.

            CONSOLIDATED FINANCIAL STATEMENTS OF KOHL'S CORPORATION

                                                                            PAGE
                                                                            ----
Report of Independent Auditors............................................. F-2
Consolidated Balance Sheets ............................................... F-3
Consolidated Statements of Income ......................................... F-4
Consolidated Statements of Changes in Shareholders' Equity ................ F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements ................................ F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kohl's Corporation

  We have audited the accompanying consolidated balance sheets of Kohl's Corporation (the Company) as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl's Corporation at February 1, 1997 and February 3, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 7, 1997

                               KOHL'S CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                            FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                            -----------------   ----------------
                  ASSETS
                  ------                    (IN THOUSANDS, EXCEPT SHARE DATA)
Current assets:
  Cash and cash equivalents................ $           8,906    $         2,819
  Merchandise inventories..................           423,207            320,572
  Other....................................            33,045              7,233
                                            -----------------    ---------------
    Total current assets...................           465,158            330,624
Property and equipment, at cost............           725,082            502,406
Less accumulated depreciation..............           128,855             93,238
                                            -----------------    ---------------
                                                      596,227            409,168
Other assets...............................             7,615              4,564
Favorable lease rights.....................            18,076             20,491
Goodwill...................................            35,338             40,538
                                            -----------------    ---------------
    Total assets........................... $       1,122,414    $       805,385
                                            =================    ===============
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
  Accounts payable......................... $         126,548    $        69,270
  Accrued liabilities......................            79,594             57,259
  Income taxes payable.....................            25,470             21,628
  Deferred income taxes....................             2,544              5,674
  Current portion of long-term debt........             1,663              1,425
                                            -----------------    ---------------
    Total current liabilities..............           235,819            155,256
Long-term debt.............................           312,031            187,699
Deferred income taxes......................            38,731             30,731
Other long-term liabilities................            18,362             21,061
Shareholders' equity:
  Common stock--$.01 par value, 400,000,000
   shares authorized, 73,920,277 and
   73,736,670 issued at February 1, 1997
   and February 3, 1996, respectively......               739                737
  Paid-in capital..........................           193,351            188,998
  Retained earnings........................           323,381            220,903
                                            -----------------    ---------------
    Total shareholders' equity.............           517,471            410,638
                                            -----------------    ---------------
    Total liabilities and shareholders'
     equity................................ $       1,122,414    $       805,385
                                            =================    ===============

                             See accompanying notes

                               KOHL'S CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     FISCAL YEAR ENDED
                                            -------------------------------------
                                            FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                               1997         1996         1995
                                            -----------  -----------  -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                           DATA)
Net sales.................................. $2,388,221   $1,925,669   $1,554,100
Cost of merchandise sold...................  1,608,688    1,294,653    1,037,740
                                            ----------   ----------   ----------
Gross margin...............................    779,533      631,016      516,360
Operating expenses:
  Selling, general and administrative......    536,226      436,442      356,893
  Depreciation and amortization............     38,815       28,731       22,202
  Goodwill amortization....................      5,200        5,200        5,200
  Preopening expenses......................     10,302       10,712        8,190
  Credit operations non-recurring..........        --        14,052          --
                                            ----------   ----------   ----------
Total operating expenses...................    590,543      495,137      392,485
                                            ----------   ----------   ----------
Operating income...........................    188,990      135,879      123,875
Other (income) expense:
  Interest expense.........................     17,745       13,487        7,308
  Amortization of deferred financing costs.        201           77           70
  Interest income..........................       (324)        (414)        (954)
                                            ----------   ----------   ----------
Income before income taxes.................    171,368      122,729      117,451
Provision for income taxes.................     68,890       50,077       48,939
Net income................................. $  102,478   $   72,652   $   68,512
                                            ==========   ==========   ==========
Net income per common share................ $     1.39   $      .99   $      .93
                                            ==========   ==========   ==========
Weighted average number of common shares...     73,852       73,585       73,408
                                            ==========   ==========   ==========


                             See accompanying notes

                               KOHL'S CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 COMMON STOCK                          TOTAL
                               ----------------- PAID-IN  RETAINED SHAREHOLDERS'
                                 SHARES   AMOUNT CAPITAL  EARNINGS    EQUITY
                               ---------- ------ -------- -------- -------------
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 29, 1994..  73,306,282  $733  $182,030 $ 79,739   $262,502
Issuance of common shares to
 ESOP, net of issuance costs.      35,340   --        765      --         765
Exercise of stock options....     168,514     2     1,451      --       1,453
Income tax benefit of stock
 options.....................         --    --      1,017      --       1,017
Net Income...................         --    --        --    68,512     68,512
                               ----------  ----  -------- --------   --------
Balance at January 28, 1995..  73,510,136   735   185,263  148,251    334,249
Exercise of stock options....     226,534     2     2,419      --       2,421
Income tax benefit of stock
 options.....................         --    --      1,316      --       1,316
Net income...................         --    --        --    72,652     72,652
                               ----------  ----  -------- --------   --------
Balance at February 3, 1996..  73,736,670   737   188,998  220,903    410,638
Exercise of stock options....     183,607     2     3,103      --       3,105
Income tax benefit of stock
 options.....................         --    --      1,250      --       1,250
Net income...................         --    --        --   102,478    102,478
                               ----------  ----  -------- --------   --------
Balance at February 1, 1997..  73,920,277  $739  $193,351 $323,381   $517,471
                               ==========  ====  ======== ========   ========



                             See accompanying notes

                               KOHL'S CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FISCAL YEAR ENDED
                                            -----------------------------------
                                            FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                               1997        1996        1995
                                            ----------- ----------- -----------
                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income................................   $ 102,478   $  72,652   $  68,512
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...........      44,216      34,008      27,472
  Deferred income taxes...................       4,870      10,650       8,240
  Other noncash charges...................       3,093       2,531       3,230
  Changes in operating assets and
   liabilities:
    Merchandise inventories...............    (102,635)    (72,359)    (57,497)
    Other current assets..................     (25,812)        831      (5,317)
    Accounts payable......................      57,278     (29,535)     42,154
    Accrued and other long-term
     liabilities..........................      17,827       2,423       8,489
    Income taxes payable..................       3,842       7,450         213
                                             ---------   ---------   ---------
Net cash provided by operating activities.     105,157      28,651      95,496
INVESTING ACTIVITIES
Acquisition of property and equipment.....    (223,423)   (132,409)   (107,526)
Proceeds from sale of property and
 equipment................................         752       1,577         945
Other.....................................      (2,063)       (524)       (485)
                                             ---------   ---------   ---------
Net cash used in investing activities.....    (224,734)   (131,356)   (107,066)
FINANCING ACTIVITIES
Proceeds from public debt offering........     200,000         --          --
Proceeds from senior notes................         --          --       60,000
Net borrowings (repayments) under Credit
 Facility.................................     (74,000)     74,000     (27,000)
Payment of financing fees on debt.........      (2,011)        --          --
Repayment of other long-term debt.........      (1,430)     (1,303)       (988)
Net proceeds from issuance of common
 shares...................................       3,105       2,421       1,453
                                             ---------   ---------   ---------
Net cash provided by financing activities.     125,664      75,118      33,465
                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash
 equivalents..............................       6,087     (27,587)     21,895
Cash and cash equivalents at beginning of
 period...................................       2,819      30,406       8,511
                                             ---------   ---------   ---------
Cash and cash equivalents at end of
 period...................................   $   8,906   $   2,819   $  30,406
                                             =========   =========   =========

                             See accompanying notes

                              KOHL'S CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 1, 1997

1. BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

BUSINESS

  Kohl's Corporation (the Company) operates family oriented, specialty department stores primarily in the Midwest and Mid-Atlantic areas of the United States that feature national brand apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers.

CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

ACCOUNTING PERIOD

  The Company's fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended February 1, 1997 (fiscal 1996), February 3, 1996 (fiscal
1995) and January 28, 1995 (fiscal 1994), which include 52 weeks, 53 weeks and 52 weeks, respectively.

CASH EQUIVALENTS

  Cash equivalents represent short-term investments with an original maturity of three months or less, which are held to maturity. Short-term investments are stated at cost which approximates market.

INVENTORIES

  Merchandise inventories are stated at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $4,876,000 higher at February 1, 1997, and $339,000 lower at February 3, 1996 if they had been valued using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

  The cost of property and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets.

  Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the assets, whichever is less.

  The annual provisions for depreciation have been principally computed on a straight-line basis as follows:

             Buildings and improvements...  18-40 years
             Store fixtures and equipment.   3-20 years
             Property under capital
              leases......................  20-40 years

  Construction in progress includes land and improvements for locations not yet opened at the end of each fiscal year.

                              KOHL'S CORPORATION

1. BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

FAVORABLE LEASE RIGHTS

  Favorable lease rights are being amortized over a composite average life, including options, of 20 years and reflect accumulated amortization of $15,307,000 at February 1, 1997 and $13,691,000 at February 3, 1996.

GOODWILL

  Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization was $42,066,000 at February 1, 1997 and $36,866,000 at February 3, 1996.

PREOPENING COSTS

  Costs associated with the opening of new stores are accumulated for the period prior to opening and expensed over the two week grand opening period. The expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise.

ADVERTISING

  Advertising costs are expensed as incurred and totaled $90,660,000, $73,011,000 and $52,558,000 in fiscal 1996, 1995 and 1994, respectively.

INCOME TAXES

  Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

NET INCOME PER SHARE

  Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Shareholder's equity, share and per share amounts for all periods presented have been adjusted for the 2 for 1 stock split declared by the Company's Board of Directors on March 11, 1996, effected in the form of a stock dividend. The dilutive effect of stock options on net income per share is immaterial.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

  Certain reclassifications have been made to prior years' financial statements to conform to the fiscal 1996 presentation.

                              KOHL'S CORPORATION

2. SELECTED BALANCE SHEET INFORMATION

  Property and equipment consist of the following:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Land..............................................  $ 48,438    $ 40,902
      Buildings and improvements........................   235,346     154,413
      Store fixtures and equipment......................   275,632     211,894
      Property under capital leases.....................    58,569      58,569
      Construction in progress..........................   107,097      36,628
                                                          --------    --------
                                                          $725,082    $502,406
                                                          ========    ========

  Accrued liabilities consist of the following:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Payroll and related fringe benefits...............  $ 20,364    $ 11,573
      Sales and property taxes..........................    20,963      18,199
      Other accruals....................................    38,267      27,487
                                                          --------    --------
                                                          $ 79,594    $ 57,259
                                                          ========    ========

3. ACCOUNTS RECEIVABLE FINANCING

  Effective September 1, 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operation. In connection with this transaction, the Company incurred a one-time charge of $14.1 million ($8.3 million after-tax) which included contractual amounts due to CRS ($5.4 million), establishment of an initial allowance for doubtful accounts for the receivables acquired ($3.6 million), and other costs related to the credit operation ($5.1 million).

  Concurrent with the September 1, 1995 termination agreement with CRS, the Company entered into a one year agreement with a bank, renewable at the Company's request and bank's option, under which it periodically sold, generally with recourse, an undivided interest in a revolving pool of its private label credit card receivables.

  At February 3, 1996, a $174.5 million interest had been sold under this agreement and reflected as a reduction of accounts receivable in the accompanying consolidated balance sheet. The Company maintained an allowance for doubtful accounts, including an amount for the undivided interest in receivables sold (included in accrued liabilities--other accruals), based upon management's estimates of the Company's risk of credit loss.

  From January 29, 1995 through August 31, 1995 and in fiscal 1994, receivables totaling $202,780,000 and $330,280,000, respectively, were sold to CRS. From September 1, 1995 through February 3, 1996 and for fiscal 1996, the average interest in receivables sold to the bank was $165 million and $168 million, respectively.

  In June 1996, the Financial Accounting Standards Board issued Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets. The adoption of Statement 125, which was effective for all transactions occurring after December 31, 1996, did not have a material effect on the Company.

                              KOHL'S CORPORATION

3. ACCOUNTS RECEIVABLE FINANCING (CONTINUED)

  In conjunction with the adoption of Statement 125, the Company established Kohl's Receivable Corporation (KRC), a wholly owned subsidiary of the Company. KRC is a special purpose entity and management believes that its assets are legally isolated from the Company. On January 30, 1997, a wholly owned subsidiary of the Company repurchased the private label credit card receivables previously sold to a bank. The subsidiary then sold or contributed all of its receivables to KRC. Similar to the agreement the subsidiary previously had with a bank, KRC entered into an agreement with the same bank, renewable at KRC's request and bank's option, under which it periodically sells, generally with recourse, an undivided interest in a revolving pool of the Company's private label credit card receivables up to a maximum of $200 million. The cost of the accounts receivable financing program is based upon the bank's A-1/P-1 commercial paper rate plus certain fees. The agreement contains certain covenants which require the Company to maintain a minimum portfolio quality.

  At February 1, 1997, a $191 million interest had been sold under this agreement and reflected as a reduction of accounts receivable as this sale met the requirements of Statement 125. The remaining $26.7 million of accounts receivable at February 1, 1997 is classified as other current assets in the accompanying consolidated balance sheet. The Company maintains an allowance for doubtful accounts for retained receivables based upon management's estimates of the Company's risk of credit loss.

  The cost of the credit program from February 4, 1996 through January 30, 1997 and from September 1, 1995 through February 3, 1996, net of finance charge income, is summarized below and is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

                                             FEBRUARY 4, 1996 SEPTEMBER 1, 1995
                                                 THROUGH           THROUGH
                                             JANUARY 30, 1997 FEBRUARY 3, 1996
                                             ---------------- -----------------
                                                       (IN THOUSANDS)
      Finance charges and other income......     $ 33,859         $ 10,376
      Operating expenses:
        Cost of financing program...........       10,816            4,452
        Provision for doubtful accounts.....       11,493            3,161
        Other credit and collection
         expenses...........................       11,375            3,433
                                                 --------         --------
          Total operating expenses..........       33,684           11,046
                                                 --------         --------
      Net (cost) revenue of credit program..     $    175         $   (670)
                                                 ========         ========

  Subsequent to January 30, 1997, this income and expense will only be included in the consolidated statements of income of the Company for receivables not sold by KRC to the bank as described above.

4. DEBT

  Debt consists of the following:

                                                                 FEBRUARY 3,
                                             FEBRUARY 1, 1997       1996
                                             ---------------- -----------------
                                                       (IN THOUSANDS)
      Senior notes..........................     $ 60,000         $ 60,000
      Public offered debt...................      200,000              --
      Borrowings under the revolving credit
       facility.............................          --            74,000
      Capital leases........................       52,297           53,532
      Other.................................        1,397            1,592
                                                 --------         --------
      Total debt............................      313,694          189,124
      Less current portion..................        1,663            1,425
                                                 --------         --------
      Total long-term debt..................     $312,031         $187,699
                                                 ========         ========

                              KOHL'S CORPORATION

4. DEBT (CONTINUED)

  On March 31, 1994 the Company issued $60 million of 6.57% unsecured senior notes. The notes will mature in 2004, with required prepayments due each year beginning March 31, 2000. The notes contain various covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests.

  On January 25, 1996, the Company filed a $250 million shelf offering to issue debt securities in the public debt market. On February 6, 1996, the Company issued $100 million of non-callable 6.70% unsecured senior notes from the shelf which mature on February 1, 2006. On October 15, 1996, the Company issued another $100 million of non-callable 7.375% unsecured senior notes from the shelf which mature on October 15, 2011. The proceeds were used to repay borrowings under the Credit Facility and will support future Company growth.

  The Company, using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements, estimates the fair value of the senior notes to be approximately $59 million and the fair value of the publicly offered notes to be approximately $196 million at February 1, 1997.

  The Company has a $200 million unsecured revolving credit facility (the Credit Facility) which matures on February 28, 2001. The Credit Facility can be extended each year for an additional one year with the bank's consent provided that the Company meets certain financial covenants. Depending on the type of advance, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, depending on the Company's leverage and coverage ratios; or the agent bank's base rate. A facility fee of 0.125% to 0.20%, depending on the Company's leverage, is charged on the entire commitment. As of February 1, 1997, the facility fee was 0.15%. The Credit Facility contains various covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests.

  During fiscal 1995 and 1994, the Company entered into capital leases having payments with a present value at inception totaling $6,388,000 and $25,274,000, respectively. There were no new capital leases entered into in fiscal 1996.

  Interest payments were $11,754,000, $13,575,000 and $5,972,000 in fiscal
1996, 1995 and 1994, respectively.

  Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $203,000 in 1997; $216,000 in 1998; $231,000 in
1999; $247,000 in 2000 and $10,210,000 in 2001.

5. COMMITMENTS

  The Company leases property and equipment. Many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that range from two additional five-year periods to five ten-year periods.

  Rent expense charged to operations was $52,848,000, $39,357,000 and $31,232,000 in fiscal 1996, 1995 and 1994, respectively. Rent expense includes contingent rents, based on sales, of $3,485,000, $4,250,000 and $3,521,000 in fiscal 1996, 1995 and 1994, respectively.

  Rent expense incurred on store leases with various entities owned by a director of the Company and his affiliates, which are included in the total rent expense above, were $3,741,000, $3,196,000 and $3,196,000 in fiscal 1996,
1995 and 1994 respectively.

                              KOHL'S CORPORATION

5. COMMITMENTS (CONTINUED)

  Leased property under capital leases consists of the following:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Buildings and improvements........................  $ 58,569    $ 58,569
      Less accumulated amortization.....................    12,322       9,875
                                                          --------    --------
                                                          $ 46,247    $ 48,694
                                                          ========    ========

  Future minimum lease payments at February 1, 1997, under leases that have initial or remaining noncancellable terms in excess of one year, are as follows:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Fiscal year:
        1997............................................  $  7,058    $ 56,673
        1998............................................     7,047      60,490
        1999............................................     6,824      55,433
        2000............................................     6,701      50,727
        2001............................................     6,587      50,257
        Thereafter......................................    95,418     656,785
                                                          --------    --------
                                                           129,635    $930,365
                                                                      ========
      Less amount representing interest.................    77,338
                                                          --------
      Present value of minimum lease payments...........  $ 52,297
                                                          ========

  Included in the operating lease schedule above is $238,743,000 of minimum lease payments for stores that will open in 1997.

6. BENEFIT PLANS

  The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. Expenses are accrued and, subsequently, paid in cash. The Company recorded expenses of $1,734,000, $1,700,000 and $1,192,000 in fiscal 1996, 1995 and 1994, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the income per share computation.

  The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. Total contributions expensed were $1,755,000, $1,296,000 and $922,000 in fiscal 1996, 1995 and 1994, respectively. In addition, beginning in 1996 the Company made a defined annual contribution to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. Total contributions expensed were $2,395,000 for fiscal 1996.

  On April 12, 1996, the Company terminated a defined benefit pension plan, and subsequently settled the accumulated benefit obligation. Employees were offered the choice of transferring the lump sum value of pension benefits to the Kohl's savings plan or having a nonparticipant annuity contract purchased for them. Defined benefits are not provided under any successor plan and the plan ceased to exist as an entity. As a result of the termination, the Company recognized a gain of $1,540,000 in fiscal 1996. Pension expense, exclusive of the gain on termination, totalled $470,000, $1,816,000 and $1,878,000 in fiscal 1996, 1995 and 1994 respectively.

                              KOHL'S CORPORATION

7. INCOME TAXES

  Deferred income taxes consist of the following:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
Deferred tax liabilities:
  Merchandise inventories...............................   $ 7,934     $10,834
  Property and equipment................................    40,333      32,743
  Other.................................................     3,799       3,708
                                                           -------     -------
                                                            52,066      47,285
Deferred tax assets:
  Accrued and other liabilities.........................     6,830       5,650
  Incentive plan liabilities............................     3,961       5,230
                                                           -------     -------
                                                            10,791      10,880
                                                           -------     -------
    Total deferred tax liability........................   $41,275     $36,405
                                                           =======     =======

  The components of the provision for income taxes are as follows:

                                                            FISCAL YEAR
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Current Federal...................................... $53,105  $31,565  $34,502
Current State........................................  10,915    7,862    6,197
Deferred.............................................   4,870   10,650    8,240
                                                      -------  -------  -------
                                                      $68,890  $50,077  $48,939
                                                      =======  =======  =======

  The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

                                                            FISCAL YEAR
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
Provision at statutory rate..........................    35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit.......     4.5      4.9      5.4
Goodwill amortization................................     1.1      1.5      1.6
Other................................................     (.4)     (.6)     (.3)
                                                      -------  -------  -------
Provision for income taxes...........................    40.2%    40.8%    41.7%
                                                      =======  =======  =======
Amounts paid for income taxes (In Thousands)......... $58,230  $30,877  $39,802
                                                      =======  =======  =======

8. PREFERRED AND COMMON STOCK

  The Company's authorized capital stock includes 10,000,000 shares of $.01 par value preferred stock of which none have been issued.

  On March 11, 1996, the Company's Board of Directors declared a 2 for 1 stock split in the form of a stock dividend on the Company's common stock. The record date for the stock split was April 12, 1996. Distribution of the additional shares was made on April 29, 1996. All per share, weighted average shares outstanding and stock option data have been adjusted to reflect this dividend.

                              KOHL'S CORPORATION

8. PREFERRED AND COMMON STOCK (CONTINUED)

  In accordance with the 1992 Long-Term Compensation Plan, options to purchase 5,700,000 common shares may be granted to officers and key employees. The 1994 Long-Term Compensation Plan provided an additional 6,000,000 shares of common stock for granting of stock options. At February 1, 1997, stock options covering 5,471,288 shares were outstanding (as set forth below). Generally, 25% of the options become exercisable one year after their respective grant date and another 25% becomes exercisable each succeeding year. There were 2,140,714, 1,324,118 and 682,130 options exercisable at February 1, 1997,
February 3, 1996 and January 28, 1995, respectively.

  Options to purchase shares of common stock related to awards which are surrendered or terminated without issuance of shares will be available for future grants.

                          SHARES AVAILABLE FOR GRANT

                                                   1992 PLAN 1994 PLAN   TOTAL
                                                   --------- --------- ---------
      January 28, 1995............................ 1,852,932 3,000,000 4,852,932
      February 3, 1996............................   810,068 3,000,000 3,810,068
      February 1, 1997............................   220,149 5,395,450 5,615,599

                                                              OPTIONS
                                                     ---------------------------
                                                     NUMBER OF     PRICE PER
                                                      SHARES         SHARE
                                                     ---------  ----------------
      Balance at January 29, 1994................... 2,529,160  $ 7.000 - 23.750
        Granted..................................... 1,705,750  $19.750 - 26.875
        Surrendered.................................  (422,300) $ 7.000 - 26.875
        Exercised...................................  (168,514) $ 7.000 - 17.375
                                                     ---------  ----------------
      Balance at January 28, 1995................... 3,644,096  $ 7.000 - 26.875
        Granted..................................... 1,127,400  $20.125 - 26.875
        Surrendered.................................   (84,536) $ 7.000 - 26.875
        Exercised...................................  (226,534) $ 7.000 - 24.625
                                                     ---------  ----------------
      Balance at February 3, 1996................... 4,460,426  $ 7.000 - 26.875
        Granted..................................... 1,414,225  $28.563 - 40.000
        Surrendered.................................  (219,756) $ 7.000 - 26.875
        Exercised...................................  (183,607) $ 7.000 - 26.875
                                                     ---------  ----------------
      Balance at February 1, 1997................... 5,471,288  $ 7.000 - 40.000
                                                     =========  ================

  The weighted-average exercise price for all options outstanding is $23.14, $19.12 and $16.99 at February 1, 1997, February 3, 1996 and January 28, 1995,
respectively. The weighted-average remaining contractual life of the options at February 1, 1997 is 7.9 years.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                              KOHL'S CORPORATION

8. PREFERRED AND COMMON STOCK (CONTINUED)

  Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995: risk free interest rate of 5.0%; dividend yield 0%; volatility factors of the Company's common stock of 30%; and a 7 year expected life of the option. Based on this analysis, the impact on net income and earnings per share is immaterial.

9. CONTINGENCIES

  The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

  The Internal Revenue Service (the "IRS") has audited the Company's federal income tax returns for fiscal years ended August 1986, 1987 and 1988. In January 1994, the IRS proposed approximately $20 million of tax consisting primarily of an adjustment to the LIFO inventory method used by the Company. The impact of the proposed adjustments before interest had previously been reflected in the Company's deferred income tax accounts. The Company contested the proposed adjustments vigorously within the administrative appeals process of the IRS and has reached a tentative resolution of the matter which, if finalized, would not have a material adverse impact on the Company's results of operations or liquidity.

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Each quarter had 13 weeks with the exception of the fourth quarter of fiscal 1995, which had 14 weeks.

                                                 FISCAL YEAR 1996
                                  ----------------------------------------------
                                   FIRST    SECOND   THIRD    FOURTH    TOTAL
                                  -------- -------- -------- -------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................ $468,638 $474,598 $598,052 $846,933 $2,388,221
Gross margin.....................  156,802  156,558  198,480  267,693    779,533
Net income.......................   13,761   14,828   21,917   51,972    102,478
Net income per common share...... $    .19 $    .20 $    .30 $    .70 $     1.39
                                                 FISCAL YEAR 1995
                                  ----------------------------------------------
                                   FIRST    SECOND   THIRD    FOURTH    TOTAL
                                  -------- -------- -------- -------- ----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................ $368,365 $363,536 $486,750 $707,018 $1,925,669
Gross margin.....................  124,378  121,257  160,605  224,776    631,016
Net income.......................   11,796   11,143    7,626   42,087     72,652
Net income per common share...... $    .16 $    .15 $    .10 $    .57 $      .99

                              KOHL'S CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

  The Company uses the LIFO method of accounting for merchandise inventory because it results in a better matching of costs and revenues. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                                                  FISCAL YEAR
                                                                ---------------
LIFO (CREDIT) EXPENSE QUARTER                                    1996    1995
-----------------------------                                   ------- -------
                                                                (IN THOUSANDS)
  First........................................................ $ 1,171 $ 1,104
  Second.......................................................   1,184   1,090
  Third........................................................   1,495   1,464
  Fourth.......................................................   1,365  (5,056)
                                                                ------- -------
  Total year................................................... $ 5,215 $(1,398)
                                                                ======= =======

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED.

                                          Kohl's Corporation

                                                  /s/ William S. Kellogg
                                          By: _________________________________
                                                     William S. Kellogg
                                             Chairman, Chief Executive Officer
                                             (Principal Executive Officer) and
                                                          Director

Dated: 4/28/97

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

      /s/ William S. Kellogg                       /s/ Frank V. Sica
_____________________________________     _____________________________________
         William S. Kellogg                           Frank V. Sica
  Chairman, Chief Executive Officer                     Director
             and Director


         /s/ Jay H. Baker                          /s/ Herbert Simon
_____________________________________     _____________________________________
            Jay H. Baker                              Herbert Simon
       President and Director                           Director


         /s/ John F. Herma                     /s/ Peter M. Sommerhauser
_____________________________________     _____________________________________
            John F. Herma                          Peter M. Sommerhauser
Chief Operating Officer and Director                    Director


    /s/ R. Lawrence Montgomery                    /s/ R. Elton White
_____________________________________     _____________________________________
       R. Lawrence Montgomery                        R. Elton White
       Vice Chairman--Director                          Director


         /s/ Arlene Meier
_____________________________________
            Arlene Meier
 Chief Financial Officer (Principal
  Financial and Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                         DESCRIPTION
  -------                        -----------

  3.1 Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996.
  3.2 Bylaws of the Company incorporated herein by reference to Exhibit 3.2 of the Company's registration statement on Form 8-B dated June 25, 1993.
  4.1      Note Agreements dated January 27, 1994 between Kohl's
           Department Stores, Inc., Kohl's Corporation, and The
           Northwestern Mutual Life Insurance Company and between
           Kohl's Department Stores, Inc., Kohl's Corporation and
           State of Wisconsin Investment Board, incorporated herein by reference to Exhibit 4.1 of the Company's An-nual Report on Form 10-K for the fiscal year ended Jan-uary 29, 1994.
  4.2      Revolving Credit Agreement dated as of February 28,
           1994 among Kohl's Department Stores, Inc., various com-mercial banking institutions and the Bank of New York, as Administrative Agent, the Bank of Nova Scotia, as
           Agent and The First National Bank of Chicago, as Agent, incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994. Amendment No. 1 to Revolv-ing Credit Agreement, dated July 19, 1995; Amendment
           No. 2 to Revolving Credit Agreement, dated September
           29, 1995; and Amendment No. 3 to Revolving Credit
           Agreement, dated December 21, 1995, all incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3, respectively of the Company's statement on Form S-3
           (Reg. No. 33-80323); and Amendment No. 4 to Revolving
           Credit Agreement, dated July 19, 1996.
  4.3 Indenture dated as of December 1, 1995 between the Com-pany and The Bank of New York, as Trustee.
  4.4 Certain other long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements. The
           Company agrees to furnish to the Commission, upon re-quest, copies of any instruments defining the rights of holders of any such long-term debt described in Note 4 and not filed herewith.
 10.1      Employment Agreement between the Company and William S.
           Kellogg incorporated herein by reference to Exhibit
           10.6 of the Company's registration statement on Form S-
           1 (File No. 33-46883).*
 10.2      Employment Agreement between the Company and Jay H.
           Baker incorporated herein by reference to Exhibit 10.7
           of the Company's registration statement on Form S-1
           (File No. 33-46883).*
 10.3      Employment Agreement between the Company and John F.
           Herma incorporated herein by reference to Exhibit 10.8
           of the Company's registration statement on Form S-1
           (File No. 33-46883).*
 10.4 Executive Medical Plan incorporated herein by reference to Exhibit 10.9 of the Company's registration statement on Form S-1 (File No. 33-46883).*
 10.5 Executive Life Insurance Plan incorporated herein by reference to Exhibit 10.10 of the Company's registra-tion statement on Form S-1 (File No. 33-46883).*
 10.6 Executive Accidental Death and Dismemberment Plan in-corporated herein by reference to Exhibit 10.11 of the Company's registration statement on Form S-1 (File No.
           33-46883).*
 10.7 Executive Committee Bonus Plan incorporated herein by reference to Exhibit 10.12 of the Company's registra-tion statement on Form S-1 (File No. 33-46883).*

  EXHIBIT
  NUMBER                         DESCRIPTION
  -------                        -----------
 10.8      1992 Long Term Compensation Plan incorporated herein by
           reference to Exhibit 10.13 of the Company's registra-
           tion statement on Form S-1 (File No. 33-46883).*
 10.9      1994 Long-Term Compensation Plan incorporated herein by
           reference to Exhibit 10.1 of the Company's Quarterly
           Report on Form 10-Q for the fiscal quarter ended April
           30, 1994.
 10.10     Amended and Restated Agreements dated December 10, 1995
           between the Company and Ms. Blanc.*
 10.11     Amended and Restated Agreements dated December 10, 1995
           between the Company and Mr. Mansell.*
 10.12     Amended and Restated Agreements dated December 10, 1995
           between the Company and Mr. Montgomery.*
 10.13     Receivables Sale Agreement dated as of January 31, 1997
           by and between Kohl's Department Stores, Inc. and
           Kohl's Receivables Corporation.
 10.14     Receivables Purchase Agreement dated as of January 31,
           1997 by and among Kohl's Receivables Corporation, Pre-
           ferred Receivables Funding Corporation and The First
           National Bank of Chicago, as agent.
 11.1      Computation of Per Share Earnings.
 12.1      Statement regarding calculation of ratio of earnings to
              fixed charges.
 13.1      1996 Annual Report.
 21.1      Subsidiaries of the Registrant.
 24.1      Consent of Ernst & Young LLP.
 27.0      Financial Data Schedule--Article 5 of Regulation S-X.

--------
*A management contract or compensatory plan or arrangement.