Form 10-Q
period 1997-05-03
KOHLS CORPORATION
filed 1997-06-16
CIK 885639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 3, 1997
                               -------------------------------------------------

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number  1-11084
                       --------


                               KOHL'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                      39-1630919
-------------------------------                ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                     53051
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 10, 1997 Common Stock, Par Value $.01 per Share, 74,068,166 Shares Outstanding.

                                 KOHL'S CORPORATION
                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          May 3, 1997, February 1, 1997 and
          May 4, 1996                                               3

          Condensed Consolidated Statements of Income
          for the Three Months Ended May 3, 1997 and
          May 4, 1996                                               4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Three Months
          Ended May 3, 1997                                         5

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          May 3, 1997 and May 4, 1996                               6

          Notes to Condensed Consolidated Financial
          Statements                                                7-8


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations             9-11


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of
          Security Holders                                          12

Item 6    Exhibits and Reports on Form 8-K                          13

          Signatures                                                14


                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                   May 3,       February 1,    May 4,
                                                                    1997           1997         1996
                                                                ----------------------------------------
                                                                 (Unaudited)     (Audited)   (Unaudited)
             Assets
            --------

Current assets:
    Cash and cash equivalents                                         $2,191         $8,906       $1,832
    Merchandise inventories                                          537,887        423,207      397,352
    Other                                                             19,611         33,045       11,650
                                                                  ----------     ----------     --------

            Total current assets                                     559,689        465,158      410,834

Property and equipment, at cost                                      787,858        725,082      542,846
Less accumulated depreciation                                        139,801        128,855      101,223
                                                                  ----------     ----------     --------
                                                                     648,057        596,227      441,623

Other assets                                                           7,919          7,615        5,488
Favorable lease rights                                                17,615         18,076       20,029
Goodwill                                                              34,038         35,338       39,238
                                                                  ----------     ----------     --------

            Total assets                                          $1,267,318     $1,122,414     $917,212
                                                                  ==========     ==========     ========


    Liabilities and Shareholders' Equity
    ------------------------------------

Current liabilities:
    Accounts payable                                                $192,288       $126,548     $135,684
    Accrued liabilities                                               78,824         79,594       58,820
    Income taxes payable                                               6,824         25,470        9,955
    Deferred income taxes                                              3,052          2,544        7,139
    Current portion of long-term debt                                  1,663          1,663        1,425
                                                                  ----------     ----------     --------
            Total current liabilities                                282,651        235,819      213,023

Long-term debt                                                       390,173        312,031      225,369
Deferred income taxes                                                 40,221         38,731       31,678
Other long-term liabilities                                           19,383         18,362       21,891

Shareholders' equity
    Common stock-$.01 par value, 400,000,000 shares
         authorized, 74,055,365,  73,920,277 and 73,789,772
         issued at May 3, 1997, February 1, 1997 and
         May 4, 1996 respectively.                                       740            739          738
    Paid-in capital                                                  195,461        193,351      189,849
    Retained earnings                                                338,689        323,381      234,664
                                                                  ----------     ----------     --------
            Total shareholders' equity                               534,890        517,471      425,251
                                                                  ----------     ----------     --------
            Total liabilities and shareholders' equity            $1,267,318     $1,122,414     $917,212
                                                                  ==========     ==========     ========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                            3 Months               3 Months
                                           (13 Weeks)             (13 Weeks)
                                             Ended                  Ended
                                             May 3,                 May 4,
                                              1997                   1996
                                          ----------------------------------
                                         (In thousands except per share data)

Sales                                      $600,547                 $468,638
Cost of merchandise sold                    397,377                  311,836
                                          ---------                ---------

Gross margin                                203,170                  156,802
Operating expenses:
    Selling, general, and administrative    146,751                  115,890
    Depreciation and amortization            11,700                    8,665
    Goodwill amortization                     1,300                    1,300
    Preopening expenses                      12,112                    3,639
                                          ---------                ---------

Operating income                             31,307                   27,308

Interest expense, net                         5,836                    4,102
                                          ---------                ---------

Income before income taxes                   25,471                   23,206
Provision for income taxes                   10,163                    9,445
                                          ---------                ---------


Net income                                  $15,308                  $13,761
                                          =========                =========



Earnings per share:

    Net income                                $0.21                    $0.19
                                          =========                =========

Weighted average number of common shares     73,992                   73,771
                                          =========                =========





     See Accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                        Common Stock
                                ---------------------------- Paid-In   Retained
                                    Shares        Amount     Capital   Earnings     Total
                                -----------------------------------------------------------
                                            (In thousands, except share data)

Balance at February 1, 1997         73,920,277        $739   $193,351   $323,381   $517,471

Net income                                  -           -          -      15,308     15,308

Exercise of stock options              135,088           1      2,110         -       2,111

                                -----------------------------------------------------------

Balance at May 3, 1997              74,055,365        $740   $195,461   $338,689   $534,890
                                ===========================================================


     See Accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       3 Months      3 Months
                                                      (13 Weeks)    (13 Weeks)
                                                         Ended         Ended
                                                      May 3, 1997   May 4, 1996
                                                      -------------------------
                                                           (In thousands)

Operating activities

Net income                                                $15,308      $13,761
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
        Depreciation and amortization                      13,063       10,010
        Deferred income taxes                               1,998        2,412
        Other noncash charges                                 506          263
        Changes in operating assets and liabilities       (54,407)     (24,328)
                                                        ---------    ---------

Net cash provided by (used in) operating activities       (23,532)       2,118

Investing activities

Acquisition of property and equipment, net                (63,071)     (40,440)
Other                                                        (359)        (295)
                                                        ---------    ---------

Net cash used in investing activities                     (63,430)     (40,735)

Financing activities
Net borrowings under working capital loan                  78,500      (62,000)
Proceeds from public debt offering                              -      100,000
Repayments of long-term debt                                 (358)        (330)
Payment of financing fees on debt                              (6)        (892)
Net proceeds from issuance of common shares
        (including stock options)                           2,111          852
                                                        ---------    ---------

Net cash provided by financing activities                  80,247       37,630
                                                        ---------    ---------
Net decrease in cash and cash equivalents                  (6,715)        (987)
Cash and cash equivalents at beginning of period            8,906        2,819
                                                        ---------    ---------

Cash and cash equivalents at end of period                 $2,191       $1,832
                                                        =========    =========



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

               LIFO Expense                3 Months Ended
               ------------                --------------
                 Quarter             May 3, 1997     May 4, 1996
                 -------             -----------     -----------
                                        Total              Total
                                        -----              -----
                                           (In Thousands)

                 First                  $1,501             $1,171


     Inventories would have been $6,377,000, $4,876,000 and $832,000 higher at May 3, 1997, February 1, 1997 and May 4, 1996, respectively, if they had been valued using the first-in, first-out (FIFO) method.


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

4.   New Accounting Pronouncement

     In February 1997, the FASB issued Statement No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 will require reporting of both basic and diluted EPS effective for annual and interim periods ending after December 15, 1997.

     If the Company were reporting pursuant to Statement 128, earnings per share would have been $0.20 and $0.18 for the periods ended May 3, 1997 and May 4, 1996, respectively. The dilutive effect is a result of unexercised stock options.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
                        THREE MONTHS ENDED May 3, 1997
                        ------------------------------


Results of Operations
---------------------

     At May 3, 1997, the Company operated 170 stores compared with 136 stores at the same time last year. During the quarter, the Company successfully opened twenty new stores including eight new stores in the Washington, D.C./Baltimore markets; seven in the Philadelphia market; two in Wilmington, DE; one in Evansville, IN; one in Allentown, PA and one in Winchester, VA. In addition, the Company relocated one of its Indianapolis stores to a larger location. In August, Kohl's will open an additional store in the Philadelphia market and its second store in Louisville, Kentucky. In October, Kohl's will open four additional stores in the Philadelphia trade area (three in New Jersey and one in Pennsylvania), an additional store in the Washington, D.C. market, its second store in Omaha, Nebraska, and enter the Pittsburgh market with three stores. To support the expansion in the Mid-Atlantic, the Company will open a distribution center in Winchester, VA this summer.

     Net sales increased $131.9 million or 28.1% to $600.5 million for the three months ended May 3, 1997 from $468.6 million for the three months ended May 4, 1996. Of the increase, $92.2 million is attributable to the inclusion of 22 new stores opened in 1996 and twenty new stores opened in 1997. The remaining $39.7 million is attributable to comparable store sales growth of 9.3% (excluding the discontinued electronics business).

     Gross margin for the three months ended May 3, 1997 was 33.8% compared to 33.5% in the three months ended May 4, 1996. This increase is primarily attributable to the elimination of the Company's electronics business in 1996.

     The Company incurred $12.1 million of preopening expenses associated with the opening of twenty stores and the relocation of one store in the three months ended May 3, 1997 compared to $3.6 million for eight stores opened in the three months ended May 4, 1996. These expenses include hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise.

     Operating income for the three months ended May 3, 1997 increased $4.0 million or 14.6% over the three months ended May 4, 1996. Excluding pre-opening expenses, operating income increased 40.3%. This increase resulted primarily from the increased sales and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 24.4% of net sales for the three months ended May 3, 1997 from 24.7% of net sales for the three months ended May 4, 1996.

     Net interest expense for the three months ended May 3, 1997 increased $1.7 million from the three months ended May 4, 1996. This increase was due to higher interest rates associated with the $100 million non-callable 7.375% unsecured senior notes issued in October 1996 and increased spending on capital and working capital requirements of new stores. The Company expects interest expense to increase for fiscal 1997 over fiscal 1996. Interest expense is fixed on $60 million of senior notes issued in 1994, $200 million of non-callable senior notes issued in 1996 and $52.3 million of capital lease debt. In addition, the Company will borrow under its revolving credit facility for seasonal working capital needs.

     For the three months ended May 3, 1997, net income increased 11.2% to $15.3 million from $13.8 million in the three months ended May 4, 1996. Earnings were $.21 per share for the three months ended May 3, 1997 compared to $.19 per share for the three months ended May 4, 1996.

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

Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with the Company's expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, borrowings under its revolving credit facility, and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the Fall, peaking during the Christmas selling season.

     At May 3, 1997, the Company's merchandise inventories had increased $114.7 million over the February 1, 1997 balance and $140.5 million over the May 4, 1996 balance. These increases reflect the purchase of summer inventory as well as inventory for new stores. The Company's working capital increased to $277.0 million at May 3, 1997 from $229.3 million at February 1, 1997 and $197.8 million at May 4, 1996. The increase is due primarily to higher inventory levels offset in part by increased accounts payable. The Company expects working capital levels to continue to grow as new stores are opened.

     Cash used in operating activities was $23.5 million for the three months ended May 3, 1997 compared to cash provided of $2.1 million for the three months ended May 4, 1996. Excluding changes in operating assets and liabilities, cash provided by operating activities was $30.9 million for the three months ended May 3, 1997 compared to $26.5 million for the three months ended May 4, 1996.

     Capital expenditures for the three months ended May 3, 1997 were $63.1 million compared to $40.4 million for the same period a year ago. The increase in expenditures in 1997 is primarily attributable to the opening of twenty new stores and the construction of a third distribution center for the three months ended May 3, 1997 compared to eight new stores for the three months ended May 4, 1996.

     The Company's long-term debt increased from $312.0 million at February 1, 1997 to $390.2 million at May 3, 1997 primarily as a result of the Company's growth.

     Total capital expenditures for fiscal 1997 are currently expected to be approximately $200.0 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

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

                           PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Kohl's Corporation was held on May 28, 1997:

     1.  To elect three directors to serve for a three-year term.
     2.  To ratify the appointment of Ernst & Young LLP as independent auditors.
     3. To consider and act upon a proposal to adopt the Company's 1997 Stock Option Plan for Outside Directors.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.

The results of the voting were as follows:

1.   Election of directors

     Jay H. Baker

                                         For - 65,319,233 shares
                                    Withheld -  2,186,464 shares

     Herbert Simon

                                         For - 57,096,976 shares
                                    Withheld - 10,408,721 shares

     Peter Sommerhauser

                                         For - 65,313,007 shares
                                    Withheld -  2,192,690 shares

2.   Ratification of Ernst & Young LLP as independent auditors

                                     For     - 67,432,928 shares
                                     Against -     54,594 shares
                                     Abstain -     18,175 shares

3. To consider and act upon a proposal to adopt the Company's 1997 Stock Option Plan for Outside Directors.

                                      For    - 48,188,147 shares
                                     Against - 19,199,336 shares
                                     Abstain -    118,214 shares

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             12.1 Statement regarding calculation of ratio of earnings to fixed charges.

             27      Financial Data Schedule - Article 5 of Regulation S-X


         b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for three months ended May 3, 1997

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Kohl's Corporation
                                       (Registrant)



Date:  June 13, 1997                   /s/William Kellogg
                                       ---------------------------------
                                       William Kellogg
                                       Chairman, Chief Executive Officer



Date:  June 13, 1997                   /s/Arlene Meier
                                       ------------------------------------
                                       Arlene Meier
                                       Executive Vice President - Finance
                                       Chief Financial Officer