Form 10-Q
period 1997-08-02
KOHLS CORPORATION
filed 1997-09-15
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 2, 1997
                               ----------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number  1-11084
                       --------

                              KOHL'S CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          WISCONSIN                                         39-1630919
--------------------------------                   -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                     53051
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

Yes   X      No ______
    -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 10, 1997 Common
                                                    -------------------------
Stock, Par Value $.01 per Share, 78,781,768 Shares Outstanding.
--------------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          August 2, 1997, February 1, 1997 and
          August 3, 1996                                                    3

          Condensed Consolidated Statements of Income
          for the Three Months and Six Months Ended
          August 2, 1997 and August 3, 1996                                 4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Six Months
          Ended August 2, 1997                                              5

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          August 2, 1997 and August 3, 1996                                 6

          Notes to Condensed Consolidated Financial
          Statements                                                        7-8


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-12


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                  13

          Signatures                                                        14

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                      August 2,   February 1,   August 3,
                                                                        1997         1997         1996
                                                                     (Unaudited)   (Audited)   (Unaudited)
                                                                    ---------------------------------------
    Assets
   --------

Current assets:
      Cash and cash equivalents                                          $2,205        $8,906     $4,650
      Merchandise inventories                                           553,242       423,207    441,236
      Other                                                              16,406        33,045     12,793
                                                                     ------------    ---------  ---------
               Total current assets                                     571,853       465,158    458,679
                                                                     ------------    ---------  ---------
Property and equipment, at cost                                         828,148       725,082    586,496
Less accumulated depreciation                                           151,125       128,855    109,681
                                                                     ------------    ---------  ---------
                                                                        677,023       596,227    476,815

Other assets                                                              8,254         7,615      5,636
Favorable lease rights                                                   17,042        18,076     19,567
Goodwill                                                                 32,738        35,338     37,938
                                                                     ------------  ----------  ----------
                                                 Total assets        $1,306,910    $1,122,414   $998,635
                                                                     ============  ==========  ==========
 Liabilities and Shareholders'  Equity
 -------------------------------------

Current liabilities:

      Accounts payable                                               $  188,635    $  126,548   $160,394
      Accrued liabilities                                                83,496        79,594     57,311
      Income taxes payable                                               11,156        25,470      6,362
      Deferred income taxes                                                   -         2,544      6,865
      Current portion of long-term debt                                   1,663         1,663      1,425
                                                                     ------------  ----------  ----------
                 Total current liabilities                              284,950       235,819    232,357

Long-term debt                                                          404,262       312,031    269,532
Deferred income taxes                                                    39,954        38,731     32,189
Other long-term liabilities                                              20,447        18,362     23,161

Shareholders' equity
    Common stock-$.01 par value, 400,000,000 shares
       authorized, 74,136,042, 73,920,277 and 73,857,108
       issued at August 2, 1997, February 1, 1997 and
       August 3, 1996 respectively.                                         741           739        739
    Paid-in capital                                                     197,026       193,351    191,165
    Retained earnings                                                   359,530       323,381    249,492
                                                                     ------------  ----------  ----------
              Total shareholders' equity                                557,297       517,471    441,396
                                                                     ------------  ----------  ----------
              Total liabilities and shareholders' equity             $1,306,910    $1,122,414   $998,635
                                                                     ============  ==========  ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            3 MONTHS       3 MONTHS    6 MONTHS     6 MONTHS
                                           (13 WEEKS)     (13 WEEKS)  (26 WEEKS)   (26 WEEKS)
                                             ENDED          ENDED       ENDED        ENDED
                                           AUGUST 2,      AUGUST 3,   AUGUST 2,    AUGUST 3,
                                              1997           1996        1997         1996
                                           ----------------------------------------------------
                                                   (In thousands except per share data)
Sales                                        $623,937       $474,598  $1,224,484     $943,236
Cost of merchandise sold                      415,852        318,040     813,229      629,876
                                           ----------      ---------  ----------    ---------

Gross margin                                  208,085        156,558     411,255      313,360
Operating expenses:
     Selling, general, and administrative     152,245        117,439     298,996      233,329
     Depreciation and amortization             12,821          9,064      24,521       17,729
     Goodwill amortization                      1,300          1,300       2,600        2,600
     Preopening expenses                           56            111      12,168        3,750
                                           ----------      ---------  ----------    ---------
Operating income                               41,663         28,644      72,970       55,952

Interest expense, net                           6,986          3,640      12,822        7,742
                                           ----------      ---------  ----------    ---------

Income before income taxes                     34,677         25,004      60,148       48,210
Provision for income taxes                     13,836         10,176      23,999       19,621
                                           ----------      ---------  ----------    ---------

Net income                                   $ 20,841       $ 14,828  $   36,149     $ 28,589
                                           ==========      =========  ==========    =========


Earnings per share:

     Net income                                 $0.28          $0.20       $0.49        $0.39
                                           ==========      =========  ==========    =========
Weighted average number of common shares       74,095         73,824      74,043       73,798
                                           ==========      =========  ==========    =========

    See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                               Common Stock                       Paid-In          Retained
                                   ----------------------------------
                                     Shares                  Amount               Capital          Earnings         Total
                                   ------------------------------------------------------------------------------------------
                                                             (In thousands, except  share data)
Balance at February 1, 1997            73,920,277              $739                $193,351         $323,381       $517,471

Net income                                      -                 -                       -           36,149         36,149

Exercise of stock options                 215,765                 2                   3,675                -          3,677

                                   ------------------------------------------------------------------------------------------

Balance at August 2, 1997              74,136,042              $741                $197,026         $359,530       $557,297
                                   ==========================================================================================


     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       6 Months           6 Months
                                                                      (26 Weeks)         (26 Weeks)
                                                                         Ended             Ended
                                                                      August 2, 1997    August 3, 1996
                                                                      --------------------------------
                                                                                (In thousands)
OPERATING ACTIVITIES

Net income                                                            $   36,149           $  28,589
Adjustments to reconcile net income to net
  cash provided by operating activities
            Depreciation and amortization                                 27,364              20,418
            Deferred income taxes                                         (1,321)              2,649
            Other noncash charges                                          1,067                 735
            Changes in operating assets and liabilities                  (60,375)            (48,949)
                                                                      ----------     ---------------

Net cash provided by operating activities                                  2,884               3,442

INVESTING ACTIVITIES

Acquisition of property and equipment, net                              (104,300)            (84,090)
Other                                                                     (1,098)               (626)
                                                                      ----------     ---------------

Net cash used in investing activities                                   (105,398)            (84,716)

FINANCING ACTIVITIES
Net borrowings (repayments) under working capital loan                    93,000             (17,500)
Proceeds from public debt offering                                             -             100,000
Repayments of long-term debt                                                (769)               (667)
Payment of financing fees on debt                                            (95)               (897)
Net proceeds from issuance of common shares
            (including stock options)                                      3,677               2,169
                                                                      ----------     ---------------

Net cash provided by financing activities                                 95,813              83,105
                                                                      ----------     ---------------
Net increase (decrease) in cash and cash equivalents                      (6,701)              1,831
Cash and cash equivalents at beginning of period                           8,906               2,819
                                                                      ----------     ---------------

Cash and cash equivalents at end of period                            $    2,205           $   4,650
                                                                      ==========     ===============

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

          LIFO Expense                        6 Months Ended
          ------------                        --------------
             Quarter                August 2, 1997      August 3, 1996
             -------                --------------      --------------
                                              (In Thousands)
             First                      $1,501              $1,171
             Second                      1,560               1,184
                                         -----               -----
             Total                      $3,061              $2,355

     Inventories would have been $7,937,000, $4,876,000 and $2,016,000 higher at August 2, 1997, February 1, 1997 and August 3, 1996, respectively if they had been valued using the first-in, first-out (FIFO) method.


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

     If the Company were reporting pursuant to Statement 128, earnings per share would have been $0.27 and $0.20 for the three months ended August 2, 1997 and August 3, 1996, respectively. For the six months ended August 2, 1997 and August 3, 1996, earnings per share would have been $0.48 and $0.38, respectively. The dilutive effect is a result of unexercised stock options.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
               THREE MONTHS AND SIX MONTHS ENDED AUGUST 2, 1997
               ------------------------------------------------


RESULTS OF OPERATIONS
---------------------

     At August 2, 1997, the Company operated 172 stores compared with 138 stores at the same time last year. The Company successfully opened two new stores during the last week of the quarter: an additional store in the Philadelphia market and its second store in Louisville, Kentucky.

     Net sales increased $149.3 million or 31.5% to $623.9 million for the three months ended August 2, 1997 from $474.6 million for the three months ended August 3, 1996. Of the increase, $101.2 million is attributable to the inclusion of 22 new stores opened in 1996 and 22 new stores opened in 1997. The remaining $48.1 million is attributable to comparable store sales growth of 10.6% (excluding the discontinued electronics business).

     Net sales increased $281.3 million or 29.8% to $1,224.5 million for the six months ended August 2, 1997 from $943.2 million for the six months ended August 3, 1996. Of the increase, $193.4 million is attributable to the inclusion of 22 new stores opened in 1996 and 22 new stores opened in 1997. The remaining $87.8 million is attributable to comparable store sales growth of 10.1% (excluding the discontinued electronics business).

     Gross margin for the three months ended August 2, 1997 was 33.4% compared to 33.0% in the three months ended August 3, 1996. Gross margin for the six months ended August 2, 1997 was 33.6% compared to 33.2% in the six months ended August 3, 1996. This increase is primarily attributable to the elimination of the Company's electronics business in 1996.

     Operating income for the three months ended August 2, 1997 increased $13.0 million or 45.5% over the three months ended August 3, 1996. Operating income for the six months ended August 2, 1997, increased $17.0 million or 30.4% over the six months ended August 3, 1996. These increases resulted primarily from the increased sales and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 24.4% of net sales for the three months ended August 2, 1997 from 24.7% of net sales for the three months ended August 3, 1996. Selling, general and administrative expenses declined to 24.4% of net sales for the six months ended August 2, 1997 from 24.7% of net sales for the six months ended August 3, 1996.

     The Company expensed $0.1 million of preopening expenses for the quarters ended August 2, 1997 and August 3, 1996. In the six months ended August 2, 1997, the Company expensed $12.2 million of preopening expenses associated with the opening of 22 stores and the relocation of one store, with the balance of the preopening expense of two stores to be expensed in the three months ended November 1, 1997. The Company expensed $3.8 million of preopening expenses for ten stores opened in the six months ended August 3, 1996. These expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation, and processing and transporting initial merchandise.

     Net interest expense for the three months ended August 2, 1997 increased $3.3 million from the three months ended August 3, 1996. Net interest expense for the six months ended August 2, 1997 increased $5.1 million from the six months ended August 3, 1996. The increase was due to higher interest rates associated with the $100 million non-callable 7.375% unsecured senior notes issued in October 1996, and increased capital spending and working capital requirements of new stores.

     For the three months ended August 2, 1997, net income increased 40.6% to $20.8 million from $14.8 million in the three months ended August 3, 1996. Earnings were $.28 per share for the three months ended August 2, 1997 compared to $.20 per share for the three months ended August 3, 1996. Net income for the six months ended August 2, 1997 increased 26.4% to $36.1 million or $.49 per share from $28.6 million or $.39 per share in the six months ended August 3, 1996.


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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with the Company's expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

     At August 2, 1997, the Company's merchandise inventories had increased $130.0 million over the February 1, 1997 balance and $112.0 million over the August 3, 1996 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $286.9 million at August 2, 1997 from $229.3 million at February 1, 1997 and $226.3 million at August 3, 1996. The increase is due primarily to higher inventory levels offset in part by increased accounts payable. The Company expects working capital levels to continue to grow as new stores are opened.

     Cash provided by operating activities was $2.9 million for the six months ended August 2, 1997 compared to $3.4 million for the six months ended August 3, 1996. Excluding changes in operating assets and liabilities, cash provided by operating activities was $63.3 million for the six months ended August 2, 1997 compared to $52.4 million for the six months ended August 3, 1996.

     Capital expenditures for the six months ended August 2, 1997 were $104.3 million compared to $84.1 million for the same period a year ago. The increase in expenditures in 1997 is primarily attributable to the opening of 22 new stores and the construction of a third distribution center for the six months ended August 2, 1997 compared to ten new stores for the six months ended August 3, 1996 and the relocation of the Company's Corporate headquarters within Menomonee Falls in July 1996 to an owned facility.

     Total capital expenditures for fiscal 1997 are currently expected to be approximately $200.0 to $220.0 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

     In August, 1997 the Company issued 4,570,300 of its common stock to the public. Net proceeds of approximately $282.9 million will be used for general corporate purposes, including financing the Company's continued store growth.

     The Company anticipates that with current working capital, cash flows from operations, seasonal borrowings under its revolving credit facility, short-term trade credit and other lending facilities, it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements

     Information in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to debt service requirements and planned capital expenditures. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon. No assurance can be given that the future results covered by the forward-looking statements will be achieved.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               10.1 Revolving Credit Agreement dated as of June 13, 1997, among Kohl's Corporation, Kohl's Department Stores, Inc., various commercial banking institutions, the Bank of New York, as Administrative Agent, and The First National Bank of Chicago, as Syndication Agent.

               10.2 Amendment No. 2 to Receivables Purchase Agreement dated as of May 3, 1997.

               10.3 Amendment No. 3 to Receivables Purchase Agreement dated as of July 24, 1997.

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27     Financial Data Schedule - Article 5 of Regulation S-X


          b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended August 2, 1997

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Kohl's Corporation
                                             (Registrant)



Date:  September 11, 1997                    /s/ William Kellogg
                                             -----------------------------------
                                             William Kellogg
                                             Chairman, Chief Executive Officer



Date:  September 11, 1997                    /s/ Arlene Meier
                                             -----------------------------------
                                             Arlene Meier
                                             Executive Vice President - Finance
                                             Chief Financial Officer