Form 10-Q
period 1997-11-01
KOHLS CORPORATION
filed 1997-12-15
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 1, 1997
                               -------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

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

Registrant's telephone number, including area code (414) 703-7000
                                                   -----------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes   X      No
    -----       -----



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 11, 1997 Common Stock, Par Value $.01 per Share, 78,845,697 shares Outstanding.

                              KOHL'S CORPORATION
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          November 1, 1997, February 1, 1997 and
          November 2, 1996                                                  3

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          November 1, 1997 and November 2, 1996                             4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Nine Months
          Ended November 1, 1997                                            5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          November 1, 1997 and November 2, 1996                             6

          Notes to Condensed Consolidated Financial
          Statements                                                        7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-12


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                  13

          Signatures                                                        14

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                           November 1,     February 1,     November 2,
                                                              1997            1997            1996
                                                          ---------------------------------------------
                                                           (Unaudited)      (Audited)      (Unaudited)
              Assets
             --------

Current assets:
     Cash and cash equivalents                                  $8,366          $8,906          $1,950
     Merchandise inventories                                   752,227         423,207         587,754
     Deferred income taxes                                       1,042               -               -
     Other                                                      63,135          33,045           8,824
                                                          -------------   -------------   -------------

             Total current assets                              824,770         465,158         598,528

Property and equipment, at cost                                887,769         725,082         670,622
Less accumulated depreciation                                  163,750         128,855         119,314
                                                          -------------   -------------   -------------
                                                               724,019         596,227         551,308

Other assets                                                    10,258           7,615           6,523
Favorable lease rights                                          16,583          18,076          18,543
Goodwill                                                        31,438          35,338          36,638
                                                          -------------   -------------   -------------

             Total assets                                   $1,607,068      $1,122,414      $1,211,540
                                                          =============   =============   =============


      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
     Accounts payable                                         $261,198        $126,548        $209,357
     Accrued liabilities                                        86,005          79,594          69,270
     Income taxes payable                                        7,789          25,470           7,468
     Deferred income taxes                                           -           2,544           6,783
     Current portion of long-term debt                           1,769           1,663           1,425
                                                          -------------   -------------   -------------

             Total current liabilities                         356,761         235,819         294,303

Long-term debt                                                 310,932         312,031         395,686
Deferred income taxes                                           43,472          38,731          35,139
Other long-term liabilities                                     21,342          18,362          22,357

Shareholders' equity
     Common stock--$.01 par value, 400,000,000 shares
          authorized, 78,788,395, 73,920,277 and 73,907,226
          issued at November 1, 1997, February 1, 1997 and
          November 2, 1996 respectively.                           788             739             739
     Paid-in capital                                           481,717         193,351         191,907
     Retained earnings                                         392,056         323,381         271,409
                                                          -------------   -------------   -------------

             Total shareholders' equity                        874,561         517,471         464,055
                                                          -------------   -------------   -------------

             Total liabilities and shareholders' equity     $1,607,068      $1,122,414      $1,211,540
                                                          =============   =============   =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             3 Months      3 Months       9 Months        9 Months
                                            (13 Weeks)    (13 Weeks)     (39 Weeks)      (39 Weeks)
                                               Ended         Ended          Ended           Ended
                                            November 1,   November 2,    November 1,     November 2,
                                                1997          1996           1997            1996
                                            --------------------------------------------------------
                                                      (In thousands except per share data)

Sales                                         $757,773      $598,052      $1,982,257      $1,541,288
Cost of merchandise sold                       503,892       399,572       1,317,121       1,029,448
                                            -----------   -----------   -------------   -------------

Gross margin                                   253,881       198,480         665,136         511,840
Operating expenses:
     Selling, general, and administrative      173,065       138,324         472,061         371,653
     Depreciation and amortization              13,392        10,334          37,913          28,063
     Goodwill amortization                       1,300         1,300           3,900           3,900
     Preopening expenses                         6,421         6,552          18,589          10,302
                                            -----------   -----------   -------------   -------------

Operating income                                59,703        41,970         132,673          97,922

Interest expense, net                            5,583         5,347          18,405          13,089
                                            -----------   -----------   -------------   -------------

Income before income taxes                      54,120        36,623         114,268          84,833
Provision for income taxes                      21,594        14,706          45,593          34,327
                                            -----------   -----------   -------------   -------------


Net income                                     $32,526       $21,917         $68,675         $50,506
                                            ===========   ===========   =============   =============


Earnings per share:

     Net income                                  $0.42         $0.30           $0.91           $0.68
                                            ===========   ===========   =============   =============

Weighted average number of common shares        78,022        73,897          75,366          73,831
                                            ===========   ===========   =============   =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Common Stock
                                  -----------------------------    Paid-In     Retained
                                       Shares          Amount      Capital     Earnings     Total
                                  -------------------------------------------------------------------
                                                   (In thousands, except  share data)

Balance at February 1, 1997          73,920,277         $739       $193,351     $323,381    $517,471

Net income                                    -            -              -       68,675      68,675

Sale of additional shares             4,570,300           46        282,822                  282,868

Exercise of stock options               297,818            3          5,544           -        5,547

                                  -------------------------------------------------------------------

Balance at November 1, 1997          78,788,395         $788       $481,717    $392,056     $874,561
                                  ===================================================================


     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         9 Months             9 Months
                                                        (39 Weeks)           (39 Weeks)
                                                          Ended                Ended
                                                     November 1, 1997     November 2, 1996
                                                     -------------------------------------
                                                                (In thousands)

Operating activities

Net income                                                $68,675              $50,506
Adjustments to reconcile net income to net
  cash used in operating activities
        Depreciation and amortization                      42,107               32,102
        Deferred income taxes                               1,155                5,517
        Other noncash charges                               1,593                1,213
        Changes in operating assets and liabilities     ( 234,015)           ( 130,917)
                                                     -------------        -------------

Net cash used in operating activities                   ( 120,485)            ( 41,579)

Investing activities

Acquisition of property and equipment, net              ( 163,921)           ( 168,236)
Other                                                     ( 3,455)                  10
                                                     -------------        -------------

Net cash used in investing activities                   ( 167,376)           ( 168,226)

Financing activities
Net borrowings under working capital loan                       -                9,000
Proceeds from public debt offering                              -              200,000
Repayments of long-term debt                                ( 993)             ( 1,013)
Payment of financing fees on debt                           ( 101)             ( 1,962)
Net proceeds from issuance of common shares
        (including stock options)                         288,415                2,911
                                                     -------------        -------------

Net cash provided by financing activities                 287,321              208,936

                                                     -------------        -------------
Net decrease in cash and cash equivalents                   ( 540)               ( 869)
Cash and cash equivalents at beginning of period            8,906                2,819
                                                     -------------        -------------

Cash and cash equivalents at end of period                 $8,366               $1,950
                                                      ============         ============

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

        LIFO Expense                       9 Months Ended
        ------------                       --------------
          Quarter               November 1, 1997    November 2, 1996
          -------               ----------------    ----------------
                                           (In Thousands)

          First                       $1,501             $1,171
          Second                       1,560              1,184
          Third                        1,895              1,495
                                      ------             ------
          Total                       $4,956             $3,850

     Inventories would have been $9,832,000, $4,876,000 and $3,511,000 higher at November 1, 1997, February 1, 1997 and November 2, 1996, respectively if they had been valued using the first-in, first-out (FIFO) method.


3.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

     The Internal Revenue Service (the "IRS") audited the Company's federal tax returns for fiscal years August, 1986-1991. The Company and IRS came to final resolution on the audit of the aforementioned years in September, 1997. The resolution did not have a material adverse impact on the Company's results of operations or liquidity.


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

     If the Company were reporting pursuant to Statement 128, earnings per share would have been $0.41 and $0.29 for the three months ended November 1, 1997 and November 2, 1996, respectively. For the nine months ended November 1, 1997 and November 2, 1996, earnings per share would have been $0.90 and $0.67, respectively. The dilutive effect is a result of unexercised stock options.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                 ----------------------------------------------
              THREE MONTHS AND NINE MONTHS ENDED November 1, 1997
              ---------------------------------------------------


Results of Operations
---------------------

     At November 1, 1997, the Company operated 182 stores compared with 150 stores at the same time last year. In October, Kohl's opened ten new stores: four additional stores in the Philadelphia trade area (three in New Jersey and one in Pennsylvania); three stores in the Pittsburgh market; an additional store in the Washington, D.C. market; its second store in Omaha, Nebraska and a store in Binghamton, New York.

     Net sales increased $159.7 million or 26.7% to $757.8 million for the three months ended November 1, 1997 from $598.1 million for the three months ended November 2, 1996. Of the increase, $102.4 million is attributable to the inclusion of 22 new stores opened in 1996 and 32 new stores opened in 1997. The remaining $57.3 million is attributable to comparable store sales growth of 10.6%.

     Net sales increased $441.0 million or 28.6% to $1,982.3 million for the nine months ended November 1, 1997 from $1,541.3 million for the nine months ended November 2, 1996. Of the increase, $295.9 million is attributable to the inclusion of 22 new stores opened in 1996 and 32 new stores opened in 1997. The remaining $145.1 million is attributable to comparable store sales growth of 10.2% (excluding the discontinued electronics business).

     Gross margin for the three months ended November 1, 1997 was 33.5% compared to 33.2% in the three months ended November 2, 1996. Gross margin for the nine months ended November 1, 1997 was 33.6% compared to 33.2% in the nine months ended November 2, 1996. This year-to-date increase is attributable to the sales mix and the elimination of the Company's electronic business in 1996.

     Operating income for the three months ended November 1, 1997 increased $17.7 million over the three months ended November 2, 1996. Operating income for the nine months ended November 1, 1997, increased $34.8 million over the nine months ended November 2, 1996. These increases resulted primarily from the increased sales and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 22.8% of net sales for the three months ended November 1, 1997 from 23.1% of net sales for the three months ended November 2, 1996. Selling, general and administrative expenses declined to 23.8% of net sales for the nine months ended November 1, 1997 from 24.1% of net sales for the nine months ended November 2, 1996.

     Costs associated with the opening of new stores are accumulated for the weeks prior to opening and expensed over the two week grand opening period. The Company expensed $6.4 million of preopening expenses in the three months ended November 1, 1997. The expenses relate to the balance of the preopening expense for two stores which opened in the last week of the three month period ended August 2, 1997 and the expenses of 10 new stores opened during the three months ended November 1, 1997. The Company expensed $6.6 million in the three months ended November 2, 1996 in opening 12 new stores and relocating one store. In the nine months ended November 1, 1997, the Company expensed $18.6 million of preopening expenses associated with the opening of 32 new stores and the relocation of one store. The Company expensed $10.3 million of preopening expenses for 22 new stores and the relocation of one store in the nine months ended November 2, 1996. The expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise.

     Net interest expense for the three months ended November 1, 1997 increased $0.2 million from the three months ended November 2, 1996. Net interest expense for the nine months ended November 1, 1997 increased $5.3 million from the nine months ended November 2, 1996. The increase was due to higher interest rates associated with the $100 million non-callable 7.375% unsecured senior notes issued in October 1996 offset by the reduction in debt from the equity offering.

     For the three months ended November 1, 1997, net income increased 48.4% to $32.5 million from $21.9 million in the three months ended November 2, 1996. Earnings were $.42 per share for the three months ended November 1, 1997 compared to $.30 per share for the three months ended November 2, 1996. Net income for the nine months ended November 1, 1997 increased 36.0% to $68.7 million or $.91 per share from $50.5 million or $.68 per share in the nine months ended November 2, 1996.


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

     At November 1, 1997, the Company's merchandise inventories had increased $329.0 million over the February 1, 1997 balance and $164.5 million over the November 2, 1996 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $468.1 million at November 1, 1997 from $229.3 million at February 1, 1997 and $304.2 million at November 2, 1996. The increase is due primarily to higher inventory levels and higher receivable levels, but offset in part by increased accounts payable. The Company expects working capital levels to continue to grow as new stores are opened.

     Cash used in operating activities was $120.5 million for the nine months ended November 1, 1997 compared to cash used of $41.6 million for the nine months ended November 2, 1996. Excluding changes in operating assets and liabilities, cash provided by operating activities was $113.5 million for the nine months ended November 1, 1997 compared to $89.3 million for the nine months ended November 2, 1996.

     Capital expenditures for the nine months ended November 1, 1997 were $163.9 million compared to $168.2 million for the same period a year ago.

     In August, 1997 the Company issued 4,570,300 of its common stock to the public. Net proceeds of approximately $282.9 million were used for general corporate purposes, including financing the Company's continued store growth and paydown of debt.

     The Company anticipates that with current working capital, cash flows from operations, seasonal borrowings under its revolving credit facility, short-term trade credit and other lending facilities, it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements.

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

               27        Financial Data Schedule - Article 5 of Regulation S-X


          b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended November 1, 1997

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Kohl's Corporation
                             (Registrant)



Date: December 12, 1997      /s/William Kellogg
                             ---------------------------------
                             William Kellogg
                             Chairman, Chief Executive Officer



Date: December 12, 1997      /s/Arlene Meier
                             ------------------------------------
                             Arlene Meier
                             Senior Vice President - Finance
                             Chief Financial Officer