Form 10-K405
period 1998-01-31
KOHLS CORPORATION
filed 1998-04-23
CIK 885639

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At April 2, 1998, the aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates of the registrant was $6,711,929,375 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At April 2, 1998 the registrant had issued and outstanding an aggregate of 78,963,875 shares of its Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  1. Portions of Registrant's Proxy Statement dated April 20, 1998 are incorporated into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.                            BUSINESS

  The Company currently operates 197 family oriented, specialty department stores primarily in the Midwest and Mid-Atlantic areas of the United States that feature quality, national brand merchandise which provides exceptional value to customers. The Company's stores sell moderately priced apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers shopping for their families and homes. Kohl's stores have fewer departments than traditional, full-line department stores, but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company's pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company's unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution.

  As used herein, the term the "Company" and "Kohl's" refer to Kohl's Corporation, its consolidated subsidiaries and predecessors. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1997 ended on January 31, 1998 and was a 52 week year.

EXPANSION

  Since 1986, the Company has expanded from 40 stores to the current total of 197 stores both by acquiring and converting pre-existing stores and by opening new stores. Management believes there is substantial opportunity for further growth and intends to open approximately 32 new stores in fiscal 1998. Seven opened in March 1998: three stores in Knoxville, Tennessee; three stores in the Winston-Salem/Greensboro, North Carolina market and a store in Shawnee, Kansas. Eight stores opened in April: three stores in Richmond, Virginia; two additional stores in the Pittsburgh, Pennsylvania market; a store in Fairfax, Virginia; a store in Turnersville, New Jersey and a store in Muncie, Indiana. The remaining stores will open in the second half of the year.

  As demonstrated on the following page, Kohl's expansion strategy is to open additional stores in existing markets, where it can leverage advertising, purchasing, transportation and other regional overhead expenses; in contiguous markets, where it can extend regional operating efficiencies; and in new markets which offer similar opportunity to successfully implement the Kohl's retailing strategy.

                                STORE EXPANSION

                          TOTAL AT   FISCAL FISCAL    FISCAL FISCAL  TOTAL AT   ANNOUNCED
                         JANUARY 29,  1994   1995      1996   1997  JANUARY 31,  FISCAL
MARKET AREA                 1994      NEW    NEW       NEW    NEW      1998       1998
-----------              ----------- ------ ------    ------ ------ ----------- ---------
Chicago, IL.............      21        2      1         1     --        25          3
Milwaukee, WI...........      11        1     --        --     --        12         --
Minneapolis/St. Paul,
 MN.....................       6        2      2         1     --        11         --
Detroit, MI.............      10       --     (2)(a)    --     --         8          2
Cleveland, OH...........      --       --      4         3     --         7         --
Indianapolis, IN........       6       --     --        --     --         6         --
Columbus, OH............       6       --     --        --     --         6          2
Cincinnati, OH..........      --        3      2        --     --         5         --
Kansas City, KS, MO.....      --       --      3         1     --         4          1
Dayton, OH..............      --        3     --        --     --         3         --
Madison, WI.............       2        1     --        --     --         3         --
Charlotte, NC...........      --       --     --         3     --         3          2
Philadelphia, PA........      --       --     --        --     12        12          3
Pittsburgh, PA..........      --       --     --        --      3         3          2
Washington, DC..........      --       --     --        --      9         9          4
Winston
 Salem/Greensboro, NC...      --       --     --        --     --        --          3
Richmond, VA............      --       --     --        --     --        --          3
Knoxville, TN...........      --       --     --        --     --        --          3
Other...................      28        6     10        13      8        65          4
                             ---      ---    ---       ---    ---       ---        ---
    Total...............      90       18     20        22     32       182         32
                             ===      ===    ===       ===    ===       ===        ===

--------
(a)The Company closed two underperforming stores

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

MERCHANDISING

  Kohl's stores feature moderately priced, department store national brands which provide exceptional value to customers. Kohl's merchandise is targeted to appeal to middle-income customers shopping for their families and homes. All of the Company's stores carry a consistent merchandise assortment. The Company's stores emphasize apparel and shoes for children, women and men, soft home products, such as towels, sheets and pillows, and housewares. The Company eliminated its electronics business in fiscal 1996, which is included in Hardlines in the table below. This business was 0.3% of the total net sales in fiscal 1996 and 2.1% in fiscal 1995. The Company's merchandise mix is reflected by the following table:

                                MERCHANDISE MIX
                            (PERCENT OF NET SALES)

                                                                  FISCAL YEAR
                                                               -----------------
                                                               1997  1996  1995
                                                               ----- ----- -----
      Apparel................................................. 61.2% 60.6% 58.2%
      Accessories/Shoes....................................... 18.8% 19.1% 19.2%
      Soft Home/Housewares.................................... 12.2% 12.5% 12.5%
      Hardlines...............................................  7.8%  7.8% 10.1%

DISTRIBUTION

  The Company receives 99% of its merchandise at three distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week. The three existing facilities are capable of supporting 250-300 store locations.

  The Menomonee Falls, Wisconsin distribution center opened in 1981. This 500,000 square foot facility services the Company's stores in Chicago, Illinois, Wisconsin, Minnesota, Kansas, Iowa, Missouri, Nebraska, North Dakota and South Dakota.

  The Company opened its second distribution center in August 1994. This 650,000 square foot facility, located in Findlay, Ohio services the Company's stores in Central Illinois, Ohio, Michigan, Indiana, Kentucky, Tennessee and West Virginia.

  The Company opened its third distribution center in Winchester, Virginia in the summer of 1997. This 350,000 square foot facility services the Company's stores in New York, North Carolina, Pennsylvania, Virginia, Maryland, Delaware and New Jersey.

EMPLOYEES

  As of January 31, 1998, the Company had approximately 32,200 employees, including approximately 9,200 full-time and approximately 23,000 part-time associates. The number of associates varies during the year, peaking during the "back-to-school" and Christmas holiday seasons. None of the Company's associates is represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

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

ITEM 2.                           PROPERTIES

  As of January 31, 1998, the Company operated 182 stores in 21 states. The Company owned 44 stores, owned 30 stores with ground leases and leased 108 stores under operating leases. The typical ground lease has an initial term of between 15 and 25 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option. The typical operating lease has an initial term of between 15 and 20 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option.

  Substantially all of the Company's leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 40% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. At January 31, 1998, the average minimum annual rent of the 108 leased stores was $6.05 per square foot, and the average minimum annual rent of the 30 stores operated under ground leases was $2.55 per square foot.

  The Company's stores are located in strip shopping centers (99), community and regional malls (44), and as free standing units (39). Of the Company's stores, 156 are one story facilities and 26 are two story facilities.

                                                                      NUMBER OF
                                                                      STORES AT
                                                                     JANUARY 31,
                                                                        1998
                                                                     -----------
      Illinois......................................................      31
      Wisconsin.....................................................      28
      Ohio..........................................................      27
      Pennsylvania..................................................      15
      Michigan......................................................      14
      Indiana.......................................................      14
      Minnesota.....................................................      13
      Kansas........................................................       5
      Maryland......................................................       5
      Virginia......................................................       5
      Iowa..........................................................       4
      North Carolina................................................       3
      Missouri......................................................       3
      Nebraska......................................................       3
      New Jersey....................................................       3
      Kentucky......................................................       3
      Delaware......................................................       2
      South Dakota..................................................       1
      North Dakota..................................................       1
      New York......................................................       1
      West Virginia.................................................       1
                                                                         ---
          Total.....................................................     182
                                                                         ===

  The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio and Winchester, Virginia. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin.

ITEM 3.                        LEGAL PROCEEDINGS

  See Note 9 to the Company's Consolidated Financial Statements concerning routine legal matters and a certain audit of the Company's Federal income tax returns.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1997.

                                    PART II

ITEM 5.
     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 (a) Market information

  The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol "KSS." On March 9, 1998, the Company's Board of Directors declared a 2 for 1 stock split to be effected in the form of a stock dividend on the Company's common stock. The record date for the stock split was April 10, 1998. Distribution of the additional shares will be made on or about April 27, 1998. The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 1997 and 1996, as reported on the New York Stock Exchange Composite Tape adjusted by the Company to give effect retroactively to the stock split.

                                                                 PRICE RANGE
                                                              ------------------
                                                                HIGH      LOW
                                                              --------- --------
      FISCAL 1997
      First Quarter.......................................... $25 9/16  $19 7/16
      Second Quarter.........................................  31 9/16   24 7/8
      Third Quarter..........................................  37 3/8    29
      Fourth Quarter.........................................  37 11/16  31 5/16
      FISCAL 1996
      First Quarter.......................................... $17 3/4   $14 3/16
      Second Quarter.........................................  18 9/16   13 3/8
      Third Quarter..........................................  20 1/2    16 3/16
      Fourth Quarter.........................................  21        18 1/16

 (b) Holders

  At April 2, 1998, there were 4,840 holders of record of the Common Stock.

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

ITEM 6.              SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this document. The selected consolidated financial data, except for the operating data, has been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors.

                                           FISCAL YEAR ENDED
                         ----------------------------------------------------------
                          JANUARY     FEBRUARY    FEBRUARY    JANUARY     JANUARY
                            31,          1,          3,         28,         29,
                            1998        1997      1996(A)       1995        1994
                         ----------  ----------  ----------  ----------  ----------
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER SQUARE
                                               FOOT DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales............... $3,060,065  $2,388,221  $1,925,669  $1,554,100  $1,305,746
Cost of merchandise
 sold...................  2,046,468   1,608,688   1,294,653   1,037,740     869,236
                         ----------  ----------  ----------  ----------  ----------
Gross margin............  1,013,597     779,533     631,016     516,360     436,510
Selling, general and
 administrative
 expenses...............    678,793     536,226     436,442     356,893     305,547
Depreciation and
 amortization...........     57,380      44,015      33,931      27,402      23,201
Preopening expenses.....     18,589      10,302      10,712       8,190       5,360
Credit operations, non-
 recurring(b)...........        --          --       14,052         --          --
                         ----------  ----------  ----------  ----------  ----------
Operating income........    258,835     188,990     135,879     123,875     102,402
Interest expense, net...     23,772      17,622      13,150       6,424       5,711
                         ----------  ----------  ----------  ----------  ----------
Income before income
 taxes and
 extraordinary items....    235,063     171,368     122,729     117,451      96,691
Income taxes............     93,790      68,890      50,077      48,939      41,029
                         ----------  ----------  ----------  ----------  ----------
Income before
 extraordinary item.....    141,273     102,478      72,652      68,512      55,662
Extraordinary item(c)...        --          --          --          --       (1,769)
                         ----------  ----------  ----------  ----------  ----------
Net income.............. $  141,273  $  102,478  $   72,652  $   68,512  $   53,893
                         ==========  ==========  ==========  ==========  ==========
Per share(d):
  Basic................. $     0.93  $     0.69  $     0.49  $     0.47  $     0.37
  Diluted............... $     0.91  $     0.68  $     0.49  $     0.46  $     0.36
OPERATING DATA:
Comparable store sales
 growth(e)..............       10.0%       11.3%        5.9%        6.1%        8.3%
Net sales per selling
 square foot(f)......... $      267  $      261  $      257  $      258  $      255
Total square feet of
 selling space
 (in thousands; end of
 period)................     12,533      10,064       8,378       6,824       5,523
Number of stores open
 (end of period)........        182         150         128         108          90
Capital expenditures
 including
 capitalized leases..... $  202,735  $  223,423  $  138,797  $  132,800  $   64,813
BALANCE SHEET DATA (END
 OF PERIOD):
Working capital......... $  525,251  $  229,339  $  175,368  $  114,637  $   86,856
Property and equipment,
 net....................    749,649     596,227     409,168     298,737     186,626
Total assets ...........  1,619,721   1,122,483     805,385     658,717     469,289
Total long-term debt....    310,366     312,031     187,699     108,777      51,852
Shareholders' equity....    954,782     517,471     410,638     334,249     262,502

See footnotes on next page

(footnotes for Consolidated Financial Data)
(a) Fiscal 1995 contained 53 weeks.
(b) Effective September 1, 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operation. In connection with this transaction, the Company incurred a one-time charge of $14.1 million ($8.3 million after-tax). See Note 3 of Notes to Consolidated Financial Statements.
(c) The extraordinary item reflects an after-tax charge of $1.8 million to write-off unamortized deferred financing costs in connection with the termination of certain credit facilities in January 1994.
(d) All per share data has been adjusted to reflect the 2 for 1 stock split declared by the Company's Board of Directors on March 9, 1998 and to be distributed on or about April 27, 1998. Excluding the extraordinary item for the fiscal year ended January 29, 1994, basic and diluted earnings per share were $0.38.
(e) Comparable store sales for each period are based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Comparable store sales growth for fiscal 1996 compares the 52 weeks of fiscal 1996 versus the same 52 week calendar in fiscal 1995 and excludes the discontinued electronics business. Comparable store sales growth for fiscal 1995 has been adjusted to reflect the elimination of the 53rd week in fiscal 1995.
(f) Net sales per selling square foot is calculated using net sales of stores that have been open for the full period, divided by their square footage of selling space.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 7.          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Net Sales

  Net sales for the last three years, number of stores, sales growth and net sales per selling square foot by year were as follow:

                                                       FISCAL YEAR
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Net sales (in thousands).................... $3,060,065  $2,388,221  $1,925,669
Number of stores open (end of period).......        182         150         128
Sales growth--all stores....................       28.1%       24.0%       23.9%
Sales growth--comparable stores(a) .........       10.0%       11.3%        5.9%
Net sales per selling square foot(b) ....... $      267  $      261  $      257

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

  Increases in net sales primarily reflect new store openings and comparable store sales growth. Net sales increased $671.8 million, or 28.1%, from $2,388.2 million in fiscal 1996 to $3,060.1 million in fiscal 1997. Of the increase, $455.8 million is attributable to the opening of 32 new stores in fiscal 1997 and to the inclusion of a full year of operating results for 22 stores opened in fiscal 1996. The remaining $216.0 million is attributable to the increase in comparable store sales.

  Net sales increased $462.5 million, or 24.0%, from $1,925.7 million in fiscal 1995 to $2,388.2 million in fiscal 1996. Of the increase, $312.4 million is attributable to the opening of 22 new stores in fiscal 1996 and to the inclusion of a full year of operating results for 22 stores opened in fiscal 1995 (net of two underperforming stores closed in 1995). The remaining $150.1 million is attributable to the increase in comparable store sales.

 Components of Earnings

  The following table sets forth statement of operations data as a percentage of net sales for each of the last three years:

                                                               FISCAL YEAR
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of merchandise sold...................................  66.9   67.4   67.2
                                                            -----  -----  -----
Gross margin...............................................  33.1   32.6   32.8
Selling, general and administrative expenses...............  22.2   22.5   22.7
Depreciation and amortization..............................   1.8    1.8    1.7
Preopening expenses........................................    .6     .4     .6
Credit operations, non-recurring...........................   --     --      .7
                                                            -----  -----  -----
Operating income...........................................   8.5    7.9    7.1
Interest expense, net......................................    .8     .7     .7
                                                            -----  -----  -----
Income before income taxes.................................   7.7    7.2    6.4
Income taxes...............................................   3.1    2.9    2.6
                                                            -----  -----  -----
Net income.................................................   4.6%   4.3%   3.8%
                                                            =====  =====  =====

  Gross Margin. The Company's gross margin has increased from 32.8% in fiscal 1995 to 33.1% in fiscal 1997. This increase is primarily attributable to a change in merchandise mix.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and headquarters functions, but exclude depreciation and amortization. Although the total amount of selling, general, and administrative expenses increased from fiscal 1995 to fiscal 1997 due to the addition of new stores, such expenses decreased as a percent of net sales. Selling, general and administrative expenses decreased from 22.7% in fiscal 1995 to 22.2% in fiscal 1997. This decline reflects the leveraging of store payroll, distribution, advertising and headquarters expenses as a result of the increased sales.

  Depreciation and Amortization. The total amount of depreciation and amortization increased from fiscal 1995 to fiscal 1997 due to the addition of new stores, the remodeling of existing stores, the opening of the distribution center in Winchester, Virginia and the opening of the new corporate office. Depreciation and amortization increased as a percentage of net sales from 1.7% in fiscal 1995 to 1.8% in fiscal 1997.

  Preopening. The Company incurred $18.6 million of preopening expenses associated with the opening of 32 stores in fiscal 1997, $10.3 million with the opening of 22 stores in fiscal 1996 and $10.7 million with the opening of 22 stores in fiscal 1995. These expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise. The Company's recent experience is that preopening expenses for a new store are approximately $0.5 million.

  Credit Operations, Non-Recurring. In fiscal 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operations. In connection with this transaction, the Company incurred a one-time charge of $14.1 million which included contractual amounts due to CRS, establishment of an initial allowance for doubtful accounts for the receivables acquired and other costs related to the credit operation.

  Operating Income. Operating income increased $69.8 million, or 37.0%, in fiscal 1997 and increased $53.1 million, or 39.1% in fiscal 1996 due to the factors described above. Excluding the $14.1 million non-recurring credit operations charge in fiscal 1995, operating income increased $39.0 million or 26.1% in fiscal 1996 compared to fiscal 1995.

  Interest Expense. Net interest expense increased $6.2 million to $23.8 million in fiscal 1997 and increased $4.5 million to $17.6 million in fiscal 1996. The increase in fiscal 1997 was due primarily to the $100 million non-callable 7.375% unsecured senior notes issued in October 1996. The increase in fiscal 1996 was due primarily to higher interest rates associated with $100 million non-callable 6.7% unsecured senior notes issued in February 1996 and the $100 million non-callable 7.375% unsecured senior notes issued in October 1996 and increased spending on capital and working capital requirements of new stores. Although the current plan is to open 32 new stores in 1998, the Company does not expect interest expense to increase in fiscal 1998. Interest expense on the $60 million senior notes issued in March 1994, the $200 million non-callable senior notes issued in 1996 and $52.3 million capital lease debt is fixed and known until maturity.

  Income Taxes. The Company's effective tax rate was 39.9% in fiscal 1997, 40.2% in fiscal 1996, and 40.8% in fiscal 1995. The overall decline in the effective tax rates in fiscal 1997 and fiscal 1996 was primarily due to the decrease in state income taxes, net of federal tax benefits and non-deductible goodwill amortization as a percentage of income before taxes.

IMPACT OF YEAR 2000

  The Company changed its date routine standards to incorporate four digits for all new systems development a number of years ago. As a result, there are many systems that need only to be certified and have their interfaces reviewed and tested. There are, however, a number of legacy and package financial systems that are not Year 2000 compliant. The Company has assessed these systems and presently believes that with modification to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems. The Company will utilize both internal and external resources to reprogram, or replace and test the software for Year 2000 modifications. The Company anticipates completing the necessary project code modifications within one year and completion of all testing in 1999.

  The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

  The total cost of the Year 2000 project is estimated at $10 million and is being funded through operating cash flows. Of the total project cost, approximately $6 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $4 million of reprogramming and testing costs will be expensed as incurred and is not expected to have a material effect on the results of operations. Of the capital, approximately $4 million is for a new financial system. The new financial system was a previously planned project that supports the company growth, provides significant business enablement and eliminates a substantial Year 2000 effort. To date, the Company has incurred approximately $1.5 million ($200,000 expensed and $1.3 million capitalized) related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. In addition to the Company's reliance on certain third parties to remediate their own Year 2000 issues, specific factors that might cause such material differences include, but are not limited to, the continued availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.

SEASONALITY AND INFLATION

  The Company's business is seasonal, reflecting increased consumer buying in the "back-to-school" and Christmas seasons. The Company's net sales and income are also affected by the timing of new store openings. Inflation did not materially affect the Company's net income during the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sale of its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third-party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

  The Company's working capital increased to $525.3 million at January 31, 1998 from $229.3 million at February 1, 1997. Of this increase, $212.9 million is attributable to higher credit card receivables as the Company internally financed a much larger percentage of receivables in fiscal 1997. The remaining increase was primarily the result of higher merchandise levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

  Cash used in operating activities was $50.2 million for fiscal 1997 as compared to cash provided by operating activities of $103.9 million for fiscal 1996 and $27.3 million for fiscal 1995. Excluding changes in operating assets and liabilities, cash provided by operating activities was $199.0 million for fiscal 1997, $153.4 million for fiscal 1996 and $118.5 million for fiscal 1995.

  The Company's capital expenditures were $202.7 million (no additional assets under capital leases) during fiscal 1997, $223.4 million (no additional assets under capital leases) during fiscal 1996, and $138.8 million (including $6.4 million of assets under capital leases) during fiscal 1995. The decrease in expenditures from fiscal 1996 to fiscal 1997 is primarily attributable to the amount of spending for 1997's new stores incurred in 1996 and to the completion of its corporate office construction in 1996. The increase in expenditures from fiscal 1995 to fiscal 1996 is attributable to new store spending for 1996 new stores, 1997 new stores in the Washington, D.C. and Philadelphia markets, the completion of the corporate office and the start of the third distribution center in Winchester, Virginia.

  Total capital expenditures for fiscal 1998 are currently expected to be approximately $220 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

  The Company plans to open approximately 32 new stores in fiscal 1998. The total cash outlay required for a newly constructed leased store, including capital expenditures, preopening expenses and net working capital, is approximately $5.0 million. The additional cash outlay required for new owned stores will vary depending upon land and sitework costs, but is expected to be approximately $7.5 million per location. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements.

  In August, 1997, the Company issued 9,140,600 shares (after adjusting for the March 9, 1998 stock split) of its common stock to the public. Net proceeds of approximately $282.9 million were used for general corporate purposes, including financing the Company's continued store growth and paydown of debt.

  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets. SFAS No. 125 was effective for all transactions occurring after December 31, 1996.

  In conjunction with the adoption of SFAS No. 125, the Company established Kohl's Receivable Corporation (KRC), a wholly owned subsidiary of the Company. KRC is a special purpose entity and its assets are legally isolated from the Company. KRC entered into an agreement with a bank, renewable at KRC's request and bank's option, under which it periodically sells, generally with recourse, an undivided interest in a revolving pool of the Company's private label credit card receivables up to a maximum of $225 million. At January 31, 1998, a $43.5 million interest had been sold under this agreement and reflected as a reduction of accounts receivable as this sale met the requirements of SFAS No. 125.

  The Company anticipates that it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements with current working capital, cash flows from operations, seasonal borrowings under its $300 million revolving credit facility, short-term trade credit and other lending facilities.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  For analysis of the Company's market risk, see discussion of interest rates under Results of Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements are included in this report beginning on page F-1.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10.               EXECUTIVE OFFICERS OF REGISTRANT

  The information set forth under "Election of Directors" on pages 1-2 and under "Compliance with Sec. 16(a) of the Exchange Act" on page 5 of Registrant's Proxy Statement dated April 20, 1998 is incorporated herein by reference. The executive officers of the Company are as follows:

NAME                     AGE                       POSITION
----                     ---                       --------
Jay H. Baker              63   President and Director
Caryn Blanc               40   Executive Vice President--Distribution and Store
                                Administration
John F. Herma             50   Chief Operating Officer, Secretary and Director
William S. Kellogg        54   Chairman, Chief Executive Officer and Director
John Lesko                45   Executive Vice President--Chief Information
                                Officer
Richard Leto              46   Executive Vice President--General Merchandise
                                Manager
Kevin Mansell             45   Executive Vice President--General Merchandise
                                Manager
Arlene Meier              46   Executive Vice President--Chief Financial
                                Officer
R. Lawrence Montgomery    49   Vice Chairman and Director
Jeffrey Rusinow           43   Executive Vice President--Regional Manager of
                                Stores
Gary Vasques              50   Executive Vice President--Marketing

  Mr. Baker has served as President since 1986. In this capacity, Mr. Baker oversees the Company's general merchandising and marketing functions. Mr. Baker has 35 years of experience in the retail industry.

  Ms. Blanc has served as Executive Vice President--Distribution and Store Administration since 1991 and in other management positions with the Company since 1988. Ms. Blanc joined the Company in 1978, and has 20 years of experience in the retail industry.

  Mr. Herma has served as Chief Operating Officer since 1986. Mr. Herma joined the Company as Director of Human Resources in 1980 and has 27 years of experience in the retail industry.

  Mr. Kellogg has served as Chairman and Chief Executive Officer since 1979. Mr. Kellogg joined the Company in 1967, and has 31 years of experience in the retail industry.

  Mr. Lesko joined the Company in November 1997. From January 1997 to November 1997, Mr. Lesko served as Senior Vice President, Information Systems of Jack Eckerd Corporation, a division of the J.C. Penney Company. Prior to 1997, Mr. Lesko served as Executive Vice President, Marketing and Information Systems for Thrift Drug, a wholly owned subsidiary of J.C. Penney Company. Mr. Lesko has 23 years of experience in the retail industry.

  Mr. Leto has served as Executive Vice President--General Merchandise Manager since July 1996. Prior to joining the Company, Mr. Leto served as Executive Vice President, Merchandising for the R. H. Macy Corporation. Mr. Leto has 25 years of experience in the retail industry.

  Mr. Mansell has served as Executive Vice President--General Merchandise Manager since 1987. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 23 years of experience in the retail industry.

  Ms. Meier has served as Executive Vice President--Chief Financial Officer since October 1994. Ms. Meier joined the Company as Vice President--Controller in 1989. Ms. Meier has 22 years of experience in the retail industry.

  Mr. Montgomery was appointed Vice Chairman in March 1996. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996. Mr. Montgomery joined the Company as Senior Vice President--Director of Stores in 1988. Mr. Montgomery has 27 years of experience in the retail industry.

  Mr. Rusinow has served as Executive Vice President--Regional Manager of Stores since January 1998 and in other management positions with the Company since joining the Company in 1994. Prior to joining the Company, Mr. Rusinow served as Executive Vice President, Stores and Merchandising for the department store division of Hudson's Bay Company, based in Toronto, Canada. Mr. Rusinow has 20 years of experience in the retail industry.

  Mr. Vasques has served as Executive Vice President--Marketing since December 1995. Prior to joining the Company, Mr. Vasques served as Senior Vice President--Marketing of Caldor from 1991 to November 1995. Mr. Vasques has 28 years of experience in the retail industry.

ITEM 11.                    EXECUTIVE COMPENSATION

  The information set forth under "Executive Compensation" on pages 6-9 of Registrant's Proxy Statement dated April 20, 1998 is incorporated herein by reference. Compensation of directors as set forth under "Director Committees and Compensation" on page 3 of Registrant's Proxy Statement dated April 20, 1998 is incorporated herein by reference.

ITEM 12.                 BENEFICIAL OWNERSHIP OF STOCK

  The information set forth under "Beneficial Ownership of Shares" on pages 4-5 of Registrant's Proxy Statement dated April 20, 1998 is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under "Compensation Committee Interlocks and Insider Participation" on page 3, and "Other Agreements" on page 9 of Registrant's Proxy Statement dated April 20, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
(a) 1.   Consolidated Financial Statements of Kohl's Corporation
         Report of Independent Auditors....................................  F-2
         Consolidated Balance Sheets.......................................  F-3
         Consolidated Statements of Income.................................  F-4
         Consolidated Statements of Changes in Shareholders' Equity........  F-5
         Consolidated Statements of Cash Flows.............................  F-6
         Notes to Consolidated Financial Statements........................  F-7

    2.   Financial Statement Schedules
         Schedules are not included because they are not applicable or required.

    3.   Exhibits

         The exhibits to this report are listed in the exhibit index elsewhere herein.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended
         January 31, 1998.

            CONSOLIDATED FINANCIAL STATEMENTS OF KOHL'S CORPORATION

                                                                            PAGE
                                                                            ----
Report of Independent Auditors............................................. F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Income.......................................... F-4
Consolidated Statements of Changes in Shareholders' Equity................. F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kohl's Corporation

  We have audited the accompanying consolidated balance sheets of Kohl's Corporation and subsidiaries (the Company) as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 31, 1998 and February 1, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 9, 1998

                               KOHL'S CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           JANUARY    FEBRUARY
                                                             31,         1,
                         ASSETS                              1998       1997
                         ------                           ---------- ----------
                                                             (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.............................. $   44,161 $    8,906
  Accounts receivable trade, net.........................    239,617     26,711
  Merchandise inventories................................    515,790    423,207
  Deferred income taxes..................................      6,615        --
  Other..................................................      5,259      6,403
                                                          ---------- ----------
    Total current assets.................................    811,442    465,227
Property and equipment, at cost..........................    926,534    725,082
Less accumulated depreciation............................    176,885    128,855
                                                          ---------- ----------
                                                             749,649    596,227
Other assets.............................................     12,643      7,615
Favorable lease rights...................................     15,849     18,076
Goodwill.................................................     30,138     35,338
                                                          ---------- ----------
    Total assets......................................... $1,619,721 $1,122,483
                                                          ========== ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable....................................... $  150,679 $  126,361
  Accrued liabilities....................................     95,185     79,850
  Income taxes payable...................................     38,482     25,470
  Deferred income taxes..................................        --       2,544
  Current portion of long-term debt......................      1,845      1,663
                                                          ---------- ----------
    Total current liabilities............................    286,191    235,888
Long-term debt...........................................    310,366    312,031
Deferred income taxes....................................     45,104     38,731
Other long-term liabilities..............................     23,278     18,362
Shareholders' equity:
  Common stock--$.01 par value, 400,000,000 shares
   authorized, 157,757,956 and 147,840,554 issued at
   January 31, 1998 and February 1, 1997, respectively...      1,578      1,478
  Paid-in capital........................................    488,550    192,612
  Retained earnings......................................    464,654    323,381
                                                          ---------- ----------
    Total shareholders' equity...........................    954,782    517,471
                                                          ---------- ----------
    Total liabilities and shareholders' equity........... $1,619,721 $1,122,483
                                                          ========== ==========

                             See accompanying notes

                               KOHL'S CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  FISCAL YEAR ENDED
                           ----------------------------------
                            JANUARY     FEBRUARY    FEBRUARY
                              31,          1,          3,
                              1998        1997        1996
                           ----------  ----------  ----------
                           (IN THOUSANDS, EXCEPT PER SHARE
                                        DATA)
Net sales................. $3,060,065  $2,388,221  $1,925,669
Cost of merchandise sold..  2,046,468   1,608,688   1,294,653
                           ----------  ----------  ----------
Gross margin..............  1,013,597     779,533     631,016
Operating expenses:
  Selling, general and
   administrative.........    678,793     536,226     436,442
  Depreciation and
   amortization...........     52,180      38,815      28,731
  Goodwill amortization...      5,200       5,200       5,200
  Preopening expenses.....     18,589      10,302      10,712
  Credit operations, non-
   recurring..............        --          --       14,052
                           ----------  ----------  ----------
Total operating expenses..    754,762     590,543     495,137
                           ----------  ----------  ----------
Operating income..........    258,835     188,990     135,879
Other (income) expense:
  Interest expense........     24,261      17,745      13,487
  Amortization of deferred
   financing costs........        344         201          77
  Interest income.........       (833)       (324)       (414)
                           ----------  ----------  ----------
Income before income
 taxes....................    235,063     171,368     122,729
Provision for income
 taxes....................     93,790      68,890      50,077
                           ----------  ----------  ----------
Net income................ $  141,273  $  102,478  $   72,652
                           ==========  ==========  ==========
Net income per share:
  Basic................... $     0.93  $     0.69  $     0.49
  Diluted................. $     0.91  $     0.68  $     0.49



                             See accompanying notes

                               KOHL'S CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  COMMON STOCK                        TOTAL
                                 -------------- PAID-IN  RETAINED SHAREHOLDERS'
                                 SHARES  AMOUNT CAPITAL  EARNINGS    EQUITY
                                 ------- ------ -------- -------- -------------
                                                 (IN THOUSANDS)
Balance at January 28, 1995..... 147,020 $1,470 $184,528 $148,251   $334,249
Exercise of stock options.......     453      5    2,416      --       2,421
Income tax benefit of stock
 options........................     --     --     1,316      --       1,316
Net income......................     --     --       --    72,652     72,652
                                 ------- ------ -------- --------   --------
Balance at February 3, 1996..... 147,473  1,475  188,260  220,903    410,638
Exercise of stock options.......     367      3    3,102      --       3,105
Income tax benefit of stock
 options........................     --     --     1,250      --       1,250
Net income......................     --     --       --   102,478    102,478
                                 ------- ------ -------- --------   --------
Balance at February 1, 1997..... 147,840  1,478  192,612  323,381    517,471
Issuance of common shares ......   9,141     92  282,776      --     282,868
Exercise of stock options.......     777      8    7,062      --       7,070
Income tax benefit of stock
 options........................     --     --     6,100      --       6,100
Net income......................     --     --       --   141,273    141,273
                                 ------- ------ -------- --------   --------
Balance at January 31, 1998..... 157,758 $1,578 $488,550 $464,654   $954,782
                                 ======= ====== ======== ========   ========


                             See accompanying notes

                               KOHL'S CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FISCAL YEAR ENDED
                                          ------------------------------------
                                          JANUARY 31, FEBRUARY 1,  FEBRUARY 3,
                                             1998        1997         1996
                                          ----------- -----------  -----------
                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..............................   $ 141,273    $102,478     $ 72,652
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization.........      57,724      44,216       34,008
  Deferred income taxes.................      (2,786)      4,870       10,650
  Other noncash charges.................       2,784       1,843        1,215
  Changes in operating assets and
   liabilities:
    Accounts receivable trade...........    (212,906)    (26,181)        (530)
    Merchandise inventories.............     (92,583)   (102,635)     (72,359)
    Other current assets................       1,144         231        1,361
    Accounts payable....................      24,318      56,904      (29,535)
    Accrued and other long-term
     liabilities........................      17,795      18,339        2,423
    Income taxes payable................      13,012       3,842        7,450
                                           ---------   ---------    ---------
Net cash provided by (used in) operating
 activities.............................     (50,225)    103,907       27,335
INVESTING ACTIVITIES
Acquisition of property and equipment...    (202,735)   (223,423)    (132,409)
Proceeds from sale of property and
 equipment..............................         295         752        1,577
Other...................................      (6,534)     (2,063)        (524)
                                           ---------   ---------    ---------
Net cash used in investing activities...    (208,974)   (224,734)    (131,356)
FINANCING ACTIVITIES
Proceeds from public debt offering......         --      200,000          --
Net borrowings (repayments) under Credit
 Facility...............................         --      (74,000)      74,000
Payment of financing fees on debt.......        (101)     (2,011)         --
Repayment of other long-term debt.......      (1,483)     (1,430)      (1,303)
Net proceeds from issuance of common
 shares.................................     296,038       4,355        3,737
                                           ---------   ---------    ---------
Net cash provided by financing
 activities.............................     294,454     126,914       76,434
                                           ---------   ---------    ---------
Net increase (decrease) in cash and cash
 and equivalents........................      35,255       6,087      (27,587)
Cash and cash equivalents at beginning
 of period..............................       8,906       2,819       30,406
                                           ---------   ---------    ---------
Cash and cash equivalents at end of
 period.................................   $  44,161    $  8,906     $  2,819
                                           =========   =========    =========


                             See accompanying notes

                              KOHL'S CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1998

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

ACCOUNTING PERIOD

  The Company's fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended January 31, 1998 (fiscal 1997), February 1, 1997 (fiscal
1996) and February 3, 1996 (fiscal 1995), which include 52 weeks, 52 weeks and 53 weeks, respectively.

CASH EQUIVALENTS

  Cash equivalents represent short-term investments with an original maturity of three months or less, which are held to maturity. Short-term investments are stated at cost which approximates market.

INVENTORIES

  Merchandise inventories are valued at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $4,783,000 higher at January 31, 1998, and $4,876,000 higher at February 1, 1997 if they had been valued using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

  The cost of property and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the assets, whichever is less. The annual provisions for depreciation and amortization have been principally computed using the following ranges of useful lives:

             Buildings and improvements...  18-40 years
             Store fixtures and equipment.   3-20 years
             Property under capital
              leases......................  20-40 years

  Construction in progress includes land and improvements for locations not yet opened at the end of each fiscal year.

FAVORABLE LEASE RIGHTS

  Favorable lease rights are being amortized over a composite average life, including options, of 20 years and reflect accumulated amortization of $17,350,000 at January 31, 1998 and $15,307,000 at February 1, 1997.

                              KOHL'S CORPORATION

1. BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

GOODWILL

  Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization was $47,266,000 at January 31, 1998 and $42,066,000 at February 1, 1997.

LONG-LIVED ASSETS

  The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable leasehold rights and goodwill) are present and determines that if such indicators are present whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of January 31, 1998, and determined that there was no significant impact on the Company's results of operations.

PREOPENING COSTS

  Costs associated with the opening of new stores are accumulated for the period prior to opening and expensed in conjunction with the grand opening period. The expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise.

ADVERTISING

  Advertising costs are expensed as incurred and totaled $117,879,000, $90,660,000 and $73,011,000 in fiscal 1997, 1996 and 1995, respectively.

INCOME TAXES

  Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

NET INCOME PER SHARE

  In February, 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements of earnings per share. All net income per share amounts for all periods have been presented to conform to SFAS No. 128 disclosure requirements. The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows (in thousands):

                                                             FISCAL YEAR
                                                       -----------------------
                                                        1997    1996    1995
                                                       ------- ------- -------
      Denominator for basic earnings per share--
       weighted average shares........................ 152,471 147,705 147,170
      Employee stock options..........................   3,606   2,300   1,158
                                                       ------- ------- -------
      Denominator for diluted earnings per share...... 156,077 150,005 148,328
                                                       ======= ======= =======

  Shareholders' equity, share and per share amounts for all periods presented have been adjusted for the 2 for 1 stock split declared by the Company's Board of Directors on March 9, 1998, effected in the form of a stock dividend.

                              KOHL'S CORPORATION

1. BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

  Certain reclassifications have been made to prior years' financial statements to conform to the fiscal 1997 presentation.

2. SELECTED BALANCE SHEET INFORMATION

  Property and equipment consist of the following:

                                                         JANUARY 31, FEBRUARY 1,
                                                            1998        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Land..............................................  $ 78,332    $ 48,438
      Buildings and improvements........................   389,665     235,346
      Store fixtures and equipment......................   334,068     275,632
      Property under capital leases.....................    58,569      58,569
      Construction in progress..........................    65,900     107,097
                                                          --------    --------
                                                          $926,534    $725,082
                                                          ========    ========

  Accrued liabilities consist of the following:

                                                         JANUARY 31, FEBRUARY 1,
                                                            1998        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Payroll and related fringe benefits...............  $ 22,007    $ 20,364
      Sales and property taxes..........................    30,717      20,963
      Other accruals....................................    42,461      38,523
                                                          --------    --------
                                                          $ 95,185    $ 79,850
                                                          ========    ========

3. ACCOUNTS RECEIVABLE FINANCING

  Effective September 1, 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operation. In connection with this transaction, the Company incurred a one-time charge of $14.1 million ($8.3 million after-tax), which included contractual amounts due to CRS ($5.4 million), establishment of an initial allowance for doubtful accounts for the receivables acquired ($3.6 million), and other costs related to the credit operation ($5.1 million).

  Concurrent with the September 1, 1995 termination agreement with CRS, the Company entered into a one year agreement with a bank, renewable at the Company's request and bank's option, under which it periodically sold, generally with recourse, an undivided interest in a revolving pool of its private label credit card receivables.

  In 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides accounting and reporting standards for sales, securitizations and

                              KOHL'S CORPORATION

3. ACCOUNTS RECEIVABLE FINANCING (CONTINUED)

servicing of receivables and other financial assets. The adoption of SFAS No. 125, which was effective for all transactions occurring after December 31, 1996, did not have a material effect on the Company.

  In conjunction with the adoption of SFAS No. 125, the Company established Kohl's Receivable Corporation (KRC), a wholly owned subsidiary of the Company. KRC is a special purpose entity and its assets are legally isolated from the Company. On January 30, 1997, the Company repurchased the private label credit card receivables previously sold to a bank. The Company then sold or contributed all of its receivables to KRC. Similar to the agreement the Company previously had with a bank, KRC entered into an agreement with the same bank, renewable at KRC's request and bank's option, under which it periodically sells, generally with recourse, an undivided interest in a revolving pool of the Company's private label credit card receivables up to a maximum of $225 million. The agreement contains certain covenants which require the Company to maintain a minimum portfolio quality.

  At January 31, 1998 and at February 1, 1997, a $43.5 million interest and a $191 million interest, respectively, had been sold under this agreement and reflected as a reduction of accounts receivable; as the respective sales met the requirements of SFAS No. 125. The Company maintains an allowance for doubtful accounts for retained receivables based upon management's estimates of the Company's risk of credit loss which totaled $4.7 million at January 31, 1998.

  The cost of the credit program, net of finance charge income is summarized below and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. From September 1, 1995 through February 3, 1996 and in fiscal 1996, the Company has reflected the entire balances of income and expense in the schedule. Subsequent to January 30, 1997, this income and expense is presented only for receivables not sold by KRC to the bank as described above.

                                                FISCAL YEAR   SEPTEMBER 1, 1995
                                              ---------------      THROUGH
                                               1997    1996   FEBRUARY 3, 1996
                                              ------- ------- -----------------
                                                       (IN THOUSANDS)
      Finance charges and other income......  $16,528 $33,859      $10,376
      Operating expenses:
        Cost of financing program...........      --   10,816        4,452
        Provision for doubtful accounts.....    4,502  11,493        3,161
        Other credit and collection
         expenses...........................    5,477  11,375        3,433
                                              ------- -------      -------
          Total operating expenses..........    9,979  33,684       11,046
                                              ------- -------      -------
      Net revenue (cost) of credit program
       included in selling, general and
       administrative expenses..............    6,549     175         (670)
      Pro forma cost to finance the
       receivables not sold to KRC
       (unaudited)..........................    5,130     --           --
                                              ------- -------      -------
      Pro forma net revenue (cost) of credit
       program (unaudited)..................  $ 1,419 $   175      $  (670)
                                              ======= =======      =======

  For fiscal years 1997, 1996 and from September 1, 1995 through February 3, 1996, the average interest in receivables sold to the bank was $154 million, $168 million and $165 million, respectively. This represents 64%, 88% and 97% of the average receivables outstanding during the respective periods. To aid in comparability of the net (cost) revenue of the credit program, the Company has provided an unaudited pro forma adjustment in fiscal 1997 to reflect the cost of internally financing a larger percentage of receivables than in prior periods.

                              KOHL'S CORPORATION

4. DEBT

  Debt consists of the following:

                                                         JANUARY 31, FEBRUARY 1,
                                                            1998        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Senior notes......................................  $ 60,000    $ 60,000
      Public offered debt...............................   200,000     200,000
      Capital leases....................................    50,827      52,297
      Other.............................................     1,384       1,397
                                                          --------    --------
      Total debt........................................   312,211     313,694
      Less current portion..............................     1,845       1,663
                                                          --------    --------
          Total long-term debt..........................  $310,366    $312,031
                                                          ========    ========

  On March 31, 1994 the Company issued $60 million of 6.57% unsecured senior notes. The notes will mature in 2004, with required prepayments due each year beginning March 31, 2000. The notes contain various covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests.

  On February 6, 1996, the Company issued $100 million of non-callable 6.70% unsecured senior notes which mature on February 1, 2006. On October 15, 1996, the Company issued another $100 million of non-callable 7.375% unsecured senior notes which mature on October 15, 2011. The proceeds were used to repay borrowings under the Credit Facility and support Company growth.

  The Company, using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements, estimates the fair value of the senior and publicly offered notes to be approximately $61 million and $208 million, respectively, at January 31, 1998.

  The Company has a $300 million unsecured revolving bank credit facility (the Credit Facility) which matures on June 13, 2002. The Credit Facility can be extended each year for an additional one year with the banks' consents provided that the Company meets certain financial covenants. Depending on the type of advance, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, depending on the Company's long-term unsecured debt rating; or the agent bank's base rate. A facility fee of 0.07% to 0.225%, depending on the Company's long-term unsecured debt rating, is charged on the entire commitment. As of January 31, 1998, the facility fee was 0.09%. The Credit Facility contains various covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests. No amounts were outstanding under this facility at January 31, 1998 or February 1, 1997.

  During fiscal 1995, the Company entered into capital leases having minimum lease payments with a present value at inception totaling $6,388,000. There were no new capital leases entered into in fiscal 1996 or 1997.

  Interest payments were $24,158,000, $11,754,000 and $13,575,000 in fiscal
1997, 1996 and 1995, respectively.

  Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $256,000 in 1998; $271,000 in 1999; $287,000 in
2000; $10,250,000 in 2001 and $15,251,000 in 2002.

                              KOHL'S CORPORATION

5. COMMITMENTS

  The Company leases property and equipment. Many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that range from two additional five-year periods to five ten-year periods.

  Rent expense charged to operations was $72,286,000, $52,848,000 and $39,357,000 in fiscal 1997, 1996 and 1995, respectively. Rent expense includes contingent rents, based on sales, of $3,847,000, $3,485,000 and $4,250,000 in fiscal 1997, 1996 and 1995, respectively.

  Rent expense incurred on store leases with various entities owned by a director of the Company and his affiliates, which are included in the total rent expense above, were $3,789,000, $3,741,000 and $3,196,000 in fiscal 1997,
1996 and 1995, respectively.

  Leased property under capital leases consists of the following:

                                                         JANUARY 31, FEBRUARY 1,
                                                            1998        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Buildings and improvements........................   $58,569     $58,569
      Less accumulated amortization.....................    14,750      12,322
                                                           -------     -------
                                                           $43,819     $46,247
                                                           =======     =======

  Future minimum lease payments at January 31, 1998, under leases that have initial or remaining noncancellable terms in excess of one year, are as follows:

                                                            CAPITAL  OPERATING
                                                             LEASES    LEASES
                                                            -------- ----------
                                                              (IN THOUSANDS)
      Fiscal year:
        1998............................................... $  7,047 $   77,700
        1999...............................................    6,809     79,843
        2000...............................................    6,619     74,619
        2001...............................................    6,477     73,082
        2002...............................................    6,264     72,281
        Thereafter.........................................   89,260    976,002
                                                            -------- ----------
                                                             122,476 $1,353,527
                                                                     ==========
      Less amount representing interest....................   71,649
                                                            --------
      Present value of minimum lease payments.............. $ 50,827
                                                            ========

  Included in the operating lease schedule above is $332,213,000 of minimum lease payments for stores that will open in 1998.

6. BENEFIT PLANS

  The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $2,610,000, $1,734,000 and $1,700,000 in fiscal 1997, 1996 and 1995, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the income per share computations.

                              KOHL'S CORPORATION

6. BENEFIT PLANS (CONTINUED)

  The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. Total expense was $2,221,000, $1,755,000 and $1,296,000 in fiscal 1997, 1996 and 1995, respectively. In addition, beginning in 1996 the Company made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. Total expense was $2,978,000 and $2,395,000 in fiscal 1997 and 1996, respectively.

  On April 12, 1996, the Company terminated a defined benefit pension plan, and subsequently settled the accumulated benefit obligation. Employees were offered the choice of transferring the lump sum value of pension benefits to the Kohl's savings plan or having a nonparticipant annuity contract purchased for them. Defined benefits are not provided under any successor plan and the plan ceased to exist as an entity. As a result of the termination, the Company recognized a gain of $1,540,000 in fiscal 1996. Pension expense, exclusive of the gain on termination, totalled $470,000 and $1,816,000 in fiscal 1996 and 1995, respectively.

7. INCOME TAXES

  Deferred income taxes consist of the following:

                                                         JANUARY 31, FEBRUARY 1,
                                                            1998        1997
                                                         ----------- -----------
                                                             (IN THOUSANDS)
      Deferred tax liabilities:
        Merchandise inventories.........................   $   --      $ 7,934
        Property and equipment..........................    53,034      40,333
        Other...........................................       --        3,799
                                                           -------     -------
                                                            53,034      52,066
      Deferred tax assets:
        Merchandise inventories.........................     1,013         --
        Accrued and other liabilities...................    10,936       6,830
        Incentive plan liabilities......................     2,596       3,961
                                                           -------     -------
                                                            14,545      10,791
                                                           -------     -------
      Net deferred tax liability........................   $38,489     $41,275
                                                           =======     =======

  The components of the provision for income taxes are as follows:

                                                              FISCAL YEAR
                                                        ------------------------
                                                         1997     1996    1995
                                                        -------  ------- -------
                                                            (IN THOUSANDS)
      Current Federal.................................. $82,184  $53,105 $31,565
      Current State....................................  14,392   10,915   7,862
      Deferred.........................................  (2,786)   4,870  10,650
                                                        -------  ------- -------
                                                        $93,790  $68,890 $50,077
                                                        =======  ======= =======

                              KOHL'S CORPORATION

7. INCOME TAXES (CONTINUED)

  The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

                                                           FISCAL YEAR
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
      Provision at statutory rate...................    35.0%    35.0%    35.0%
      State income taxes, net of federal tax
       benefit......................................     4.2      4.5      4.9
      Goodwill amortization.........................     0.8      1.1      1.5
      Other.........................................     (.1)     (.4)     (.6)
                                                     -------  -------  -------
      Provision for income taxes....................    39.9%    40.2%    40.8%
                                                     =======  =======  =======
      Amounts paid for income taxes
       (In Thousands)............................... $74,826  $58,230  $30,877
                                                     =======  =======  =======

8. PREFERRED AND COMMON STOCK

  The Company's authorized capital stock includes 10,000,000 shares of $.01 par value preferred stock of which none have been issued.

  On March 9, 1998, the Company's Board of Directors declared a 2 for 1 stock split to be effected in the form of a stock dividend on the Company's common stock. The record date for the stock split is April 10, 1998. Distribution of the additional shares will be made on or about April 27, 1998. Shareholders' equity, and all share and per share amounts have been retroactively adjusted to reflect this dividend.

  The 1992 and 1994 Long-Term Compensation Plans provide for the granting of options to purchase shares of the Company's common stock to officers and key employees. The 1997 Stock Option Plan provides for granting of similar stock options to outside directors. The following table presents the number of options initially authorized and options available to grant under each of the plans:

                                    1992 PLAN  1994 PLAN  1997 PLAN   TOTAL
                                    ---------- ---------- --------- ----------
      Options initially authorized
       ............................ 11,400,000 12,000,000  200,000  23,600,000
      Options available for grant:
        February 1, 1997 ..........    440,298 10,790,900      --   11,231,198
        January 31, 1998...........    235,548  9,089,050  160,000   9,484,598

                              KOHL'S CORPORATION

8. PREFERRED AND COMMON STOCK (CONTINUED)

  The following table summarizes the Company's stock options at January 31, 1998, February 1, 1997 and February 3, 1996 and the changes for the years then ended:

                                                       NUMBER    EXERCISE PRICE
                                                     OF OPTIONS    PER SHARE
                                                     ----------  --------------
      Balance at January 28, 1995...................  7,288,192  $ 3.500-13.437
        Granted.....................................  2,254,800  $10.062-13.437
        Surrendered.................................   (169,072) $ 3.500-13.437
        Exercised...................................   (453,068) $ 3.500-12.312
                                                     ----------  --------------
      Balance at February 3, 1996...................  8,920,852  $ 3.500-13.437
        Granted.....................................  2,828,450  $14.281-20.000
        Surrendered.................................   (439,512) $ 3.500-13.437
        Exercised...................................   (367,214) $ 3.500-13.437
                                                     ----------  --------------
      Balance at February 1, 1997................... 10,942,576  $ 3.500-20.000
        Granted.....................................  2,225,910  $19.625-36.719
        Surrendered.................................   (279,310) $ 8.656-22.375
        Exercised...................................   (776,802) $ 3.500-18.500
                                                     ----------  --------------
      Balance at January 31, 1998................... 12,112,374  $ 3.500-36.719
                                                     ==========  ==============

  The weighted-average exercise price for all options outstanding is $15.58, $11.57 and $9.56 at January 31, 1998, February 1, 1997 and February 3, 1996,
respectively. The weighted-average remaining contractual life of the options at January 31, 1998 is 8.2 years.

  Generally, 25% of the options become exercisable one year after their respective grant date and another 25% becomes exercisable each succeeding year. Options which are surrendered or terminated without issuance of shares are available for future grants. There were approximately 5,522,000, 4,281,000 and 2,648,000 options exercisable at January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

  The Company continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company did calculate the pro forma effect on net income and net income per share of accounting for employee stock options under the fair value method proscribed by SFAS No. 123 in the table below. The weighted-average fair values of options granted during fiscal 1997, 1996 and 1995 were estimated using a Black-Scholes option pricing model to be $15.19, $7.42 and $5.30, respectively. The model used the following assumptions for all years: risk free interest rate of 5.0%; dividend yield 0%; volatility factors of the Company's common stock of 30%; and a 7 year expected life of the option.

                                                             FISCAL YEAR
                                                      -------------------------
                                                        1997     1996    1995
                                                      -------- -------- -------
      Pro forma net income........................... $137,320 $100,814 $72,241
      Pro forma net income per share:
        Basic........................................ $   0.90 $   0.68 $  0.49
        Diluted...................................... $   0.89 $   0.68 $  0.49

  The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

                              KOHL'S CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


9. CONTINGENCIES

  The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

  The Internal Revenue Service (the IRS) audited the Company's federal income tax returns for fiscal years August, 1986-1991. The Company and IRS came to final resolution on the audit of the aforementioned years in September, 1997. The resolution did not have a material adverse impact on the Company's results of operations or liquidity.

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                FISCAL YEAR 1997
                                ------------------------------------------------
                                 FIRST    SECOND   THIRD     FOURTH     TOTAL
                                -------- -------- -------- ---------- ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................... $600,547 $623,937 $757,773 $1,077,808 $3,060,065
Gross margin...................  203,170  208,085  253,881    348,461  1,013,597
Net income.....................   15,308   20,841   32,526     72,598    141,273
Basic net income per share.....      .10      .14      .21        .46        .93
Diluted net income per share...      .10      .14      .20        .45        .91
                                                FISCAL YEAR 1996
                                ------------------------------------------------
                                 FIRST    SECOND   THIRD     FOURTH     TOTAL
                                -------- -------- -------- ---------- ----------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................... $468,638 $474,598 $598,052 $  846,933 $2,388,221
Gross margin...................  156,802  156,558  198,480    267,693    779,533
Net income.....................   13,761   14,828   21,917     51,972    102,478
Basic net income per share.....      .09      .10      .15        .35        .69
Diluted net income per share...      .09      .10      .15        .35        .68

  Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

  The Company uses the LIFO method of accounting for merchandise inventory because it results in a better matching of costs and revenues. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                                                  FISCAL YEAR
                                                                 ---------------
      LIFO (CREDIT) EXPENSE                                       1997     1996
      ---------------------                                      -------  ------
                                                                 (IN THOUSANDS)
      Quarter
        First................................................... $ 1,501  $1,171
        Second..................................................   1,560   1,184
        Third...................................................   1,895   1,495
        Fourth..................................................  (5,049)  1,365
                                                                 -------  ------
          Total year............................................ $   (93) $5,215
                                                                 =======  ======

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

Dated:

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

     /s/ William S. Kellogg
_____________________________________     _____________________________________
         William S. Kellogg                           Frank V. Sica
  Chairman, Chief Executive Officer                     Director
             and Director


        /s/ Jay H. Baker
_____________________________________     _____________________________________
            Jay H. Baker                              Herbert Simon
       President and Director                           Director


        /s/ John F. Herma                     /s/ Peter M. Sommerhauser
_____________________________________     _____________________________________
            John F. Herma                         Peter M. Sommerhauser
Chief Operating Officer and Director                    Director


   /s/ R. Lawrence Montgomery
_____________________________________     _____________________________________
       R. Lawrence Montgomery                        R. Elton White
       Vice Chairman--Director                          Director

        /s/ Arlene Meier                          /s/ James Ericson
_____________________________________     _____________________________________
            Arlene Meier                              James Ericson
 Chief Financial Officer (Principal                     Director
  Financial and Accounting Officer)

                                 EXHIBIT INDEX




Exhibit
Number                        Description
-------                       -----------

3.1 Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 1996.

3.2       Bylaws of the Company, incorporated herein by reference to Exhibit
          10.14 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.

4.1 Revolving Credit Agreement dated as of June 13, 1997 among Kohl's Corporation, Kohl's Department Stores, Inc., various commercial banking institutions, The Bank of New York, as Administrative Agent, and The First National Bank of Chicago, as Syndication Agent, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 1997.

4.2 Indenture dated as of December 1, 1995 between the Company and The Bank of New York, as Trustee, incorporated herein by reference to
          Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

4.3 Certain other long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 4 and not filed herewith.

10.1 Employment Agreement between the Company and William S. Kellogg, incorporated herein by reference to Exhibit 10.6 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.2 Employment Agreement between the Company and Jay H. Baker, incorporated herein by reference to Exhibit 10.7 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.3 Employment Agreement between the Company and John F. Herma, incorporated herein by reference to Exhibit 10.8 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.4      Employment Agreement between the Company and R. Lawrence Montgomery.*

10.5      Executive Medical Plan, incorporated herein by reference to Exhibit
          10.9 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.6      Executive Life Insurance Plan, incorporated herein by reference to
          Exhibit 10.10 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.7 Executive Accidental Death and Dismemberment Plan, incorporated herein by reference to Exhibit 10.11 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.8      Executive Committee Bonus Plan, incorporated herein by reference to
          Exhibit 10.12 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.9      1992 Long-Term Compensation Plan, incorporated herein by reference to
          Exhibit 10.13 of the Company's registration statement on Form S-1 (File No. 33-46883).*

-----------------
*  A management contract or compensatory plan or arrangement.

Exhibit
Number                        Description
-------                       -----------

10.10     1994 Long-Term Compensation Plan, incorporated herein by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1994.

10.11 1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company's registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.12 Amended and Restated Agreements dated December 10, 1995 between the Company and Ms. Blanc, incorporated herein by reference to Exhibit
          10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.*

10.13 Amended and Restated Agreements dated December 10, 1995 between the Company and Mr. Mansell, incorporated herein by reference to Exhibit
          10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.*

10.14 Amended and Restated Agreements dated December 10, 1995 between the Company and Mr. Montgomery, incorporated herein by reference to
          Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.*

10.15 Receivables Sale Agreement dated as of January 31, 1997 by and between Kohl's Department Stores, Inc. and Kohl's Receivables Corporation, incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

10.16 Receivables Purchase Agreement dated as of January 31, 1997 by and among Kohl's Receivables Corporation, Preferred Receivables Funding Corporation and The First National Bank of Chicago, as agent, incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

10.17 Amendment 2 to Receivables Purchase Agreement, dated as of May 3, 1997, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 1997.

10.18 Amendment 3 to Receivables Purchase Agreement, dated as of July 24, 1997, incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 1997.

10.19     Amendment 4 to Receivables Purchase Agreement, dated as of January 29,
          1998.

12.1      Statement regarding calculation of ratio of earnings to fixed charges.

13.1      1997 Annual Report.

21.1      Subsidiaries of the Registrant.

24.1      Consent of Ernst & Young LLP.

27.1      Financial Data Schedule - Article 5 of Regulation S-X.

27.2 Financial Data Schedule - Article 5 of Regulation S-X, 12 Months ended February 1, 1997, (restated).

27.3 Financial Data Schedule - Article 5 of Regulation S-X, 12 Months ended February 3, 1996, (restated).

27.4 Financial Data Schedule - Article 5 of Regulation S-X, 3 Months ended May 3, 1997, (restated).

27.5 Financial Data Schedule - Article 5 of Regulation S-X, 6 Months ended August 2, 1997, (restated).

27.6 Financial Data Schedule - Article 5 of Regulation S-X, 9 Months ended November 1, 1997, (restated).

27.7 Financial Data Schedule - Article 5 of Regulation S-X, 3 Months ended May 4, 1996, (restated).

27.8 Financial Data Schedule - Article 5 of Regulation S-X, 6 Months ended August 3, 1996, (restated).

27.9 Financial Data Schedule - Article 5 of Regulation S-X, 9 Months ended November 2, 1996, (restated).

_________________
*  A management contract or compensatory plan or arrangement.