Form 10-Q
period 1998-05-02
KOHLS CORPORATION
filed 1998-06-09
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      May 2, 1998
                               ----------------------------------

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



   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 4, 1998 Common Stock, Par Value $.01 per Share, 157,987,427 shares Outstanding.

                              KOHL'S CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          May 2, 1998, January 31, 1998 and
          May 3, 1997                                                        3

          Condensed Consolidated Statements of Income
          for the Three Months Ended May 2, 1998
          and May 3, 1997                                                    4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Three Months
          Ended May 2, 1998                                                  5

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          May 2, 1998 and May 3, 1997                                        6

          Notes to Condensed Consolidated Financial
          Statements                                                         7


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8-10


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of                                11
          Security Holders

Item 6    Exhibits and Reports on Form 8-K                                  12

          Signatures                                                        13



                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                        May 2,         January 31,       May 3,
                                                         1998             1998            1997
                                                      --------------------------------------------
                                                      (Unaudited)       (Audited)      (Unaudited)
              Assets
             --------
Current assets:
     Cash and cash equivalents                        $     17,551    $     44,161    $      2,191
     Accounts receivable, trade                            183,079         239,617          13,185
     Merchandise inventories                               623,486         515,790         537,893
     Deferred income taxes                                   5,226           6,615               -
     Other                                                   8,335           5,259           6,443
                                                      ------------    ------------    ------------

             Total current assets                          837,677         811,442         559,712

Property and equipment, at cost                            972,380         926,534         787,858
Less accumulated depreciation                              191,055         176,885         139,801
                                                      ------------    ------------    ------------
                                                           781,325         749,649         648,057

Other assets                                                16,181          12,643           7,919
Favorable lease rights                                      15,388          15,849          17,615
Goodwill                                                    28,838          30,138          34,038
                                                      ------------    ------------    ------------
             Total assets                             $  1,679,409    $  1,619,721    $  1,267,341
                                                      ============    ============    ============


     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
     Accounts payable                                 $    209,403    $    150,679    $    191,927
     Accrued liabilities                                    84,479          95,185          79,208
     Income taxes payable                                   17,358          38,482           6,824
     Deferred income taxes                                       -               -           3,052
     Current portion of long-term debt                       1,845           1,845           1,663
                                                      ------------    ------------    ------------
             Total current liabilities                     313,085         286,191         282,674

Long-term debt                                             311,142         310,366         390,173
Deferred income taxes                                       46,185          45,104          40,221
Other long-term liabilities                                 25,931          23,278          19,383

Shareholders' equity
     Common stock-$.01 par value, 400,000,000 shares
       authorized, 157,947,202, 157,757,956 and 148,110,730
       issued at May 2, 1998, January 31, 1998 and
       May 3, 1997, respectively.                            1,579           1,578           1,480
     Paid-in capital                                       489,985         488,550         194,721
     Retained earnings                                     491,502         464,654         338,689
                                                      ------------    ------------    ------------

          Total shareholders' equity                       983,066         954,782         534,890
                                                      ------------    ------------    ------------

          Total liabilities and shareholders' equity  $  1,679,409    $  1,619,721    $  1,267,341
                                                      ============    ============    ============

     See accompanying Notes to Condensed Consolidated Financial Statements


                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                 3 Months           3 Months
                                                (13 Weeks)         (13 Weeks)
                                                   Ended              Ended
                                                  May 2,             May 3,
                                                   1998               1997
                                                ----------         ----------
                                            (In thousands except per share data)
Sales                                           $  744,571         $  600,547
Cost of merchandise sold                           491,102            397,377
                                                ----------         ----------

Gross margin                                       253,469            203,170
Operating expenses:
     Selling, general, and administrative          180,353            146,751
     Depreciation and amortization                  14,984             11,700
     Goodwill amortization                           1,300              1,300
     Preopening expenses                             7,542             12,112
                                                ----------         ----------

Operating income                                    49,290             31,307

Interest expense, net                                5,059              5,836
                                                ----------         ----------

Income before income taxes                          44,231             25,471
Provision for income taxes                          17,383             10,163
                                                ----------         ----------


Net income                                      $   26,848         $   15,308
                                                ==========         ==========


Earnings per share:

     Basic
             Net income                         $     0.17         $     0.10
             Average number of  shares             157,867            147,984

     Diluted
             Net income                         $     0.17         $     0.10
             Average number of  shares             162,181            151,076

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   Common Stock
                                 -----------------    Paid-In     Retained
                                 Shares     Amount    Capital     Earnings     Total
                                 -----------------------------------------------------
                                                     (In thousands)
Balance at January 31, 1998      157,758    $1,578    $488,550    $464,654    $954,782

Net income                             -         -           -      26,848      26,848

Exercise of stock options (net)      189         1       1,435           -       1,436
                                 -----------------------------------------------------

Balance at May 2, 1998           157,947    $1,579    $489,985    $491,502    $983,066
                                 =====================================================

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      3 Months       3 Months
                                                     (13 Weeks)     (13 Weeks)
                                                        Ended          Ended
                                                     May 2, 1998    May 3, 1997
                                                     --------------------------
                                                           (In thousands)
Operating activities

Net income                                             $ 26,848        $ 15,308
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities
      Depreciation and amortization                      16,335          13,063
      Deferred income taxes                               2,470           1,998
      Other noncash charges                               1,234             506
      Changes in operating assets and liabilities       (25,921)        (54,407)
                                                       --------        --------

Net cash provided by (used in) operating activities      20,966         (23,532)

Investing activities

Acquisition of property and equipment, net              (45,846)        (63,071)
Other                                                    (3,942)           (359)
                                                       --------        --------

Net cash used in investing activities                   (49,788)        (63,430)

Financing activities
Net borrowings under working capital loan                     -          78,500
Proceeds from long-term debt                              1,213               -
Repayments of long-term debt                               (437)           (358)
Payment of financing fees on debt                             -              (6)
Net proceeds from exercise of stock options               1,436           2,111
                                                       --------        --------

Net cash provided by financing activities                 2,212          80,247
                                                       --------        --------

Net decrease in cash and cash equivalents               (26,610)         (6,715)
Cash and cash equivalents at beginning of period         44,161           8,906
                                                       --------        --------

Cash and cash equivalents at end of period             $ 17,551        $  2,191
                                                       ========        ========

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

          LIFO Expense      3 Months Ended
          ------------  ------------------------
             Quarter    May 2, 1998  May 3, 1997
             -------    -----------  -----------
                             (In Thousands)
              First        $1,861       $1,501

     Inventories would have been $6,644,000, $4,783,000 and $6,377,000 higher at May 2, 1998, January 31, 1998 and May 3, 1997, respectively if they had been valued using the first-in, first-out (FIFO) method.

3.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
                        THREE MONTHS ENDED May 2, 1998
                        ------------------------------


Results of Operations
---------------------

     At May 2, 1998, the Company operated 197 stores compared with 170 stores at the same time last year. During the quarter the Company successfully opened 15 stores including three stores in Knoxville, TN; three stores in Richmond, VA; two stores in Greensboro, NC; two stores in Pittsburgh, PA and stores in Winston-Salem, NC; Shawnee, KS; Fairfax, VA; Turnersville, NJ and Muncie, IN. The Company plans to open 17 stores in the third quarter: three stores in the Washington, D.C. trade area; two stores in the Philadelphia trade area; two stores in Charlotte, NC; two stores in Detroit, MI; two stores in Chicago, IL; two stores in Columbus, OH and stores in Toledo, OH; Charleston, WV; Akron, OH and Lawrence, KS.

     Net sales increased $144.1 million or 24.0% to $744.6 million for the three months ended May 2, 1998 from $600.5 million for the three months ended May 3, 1997. Of the increase, $78.2 million is attributable to the inclusion of 32 new stores opened in 1997 and 15 new stores opened in 1998. The remaining $65.9 million is attributable to comparable store sales growth of 12.0%.

     Gross margin for the three months ended May 2, 1998 was 34.0% compared to 33.8% in the three months ended May 3, 1997. This increase is primarily attributable to a change in merchandise mix.

The Company incurred $7.5 million of pre-opening expenses associated with the opening of 15 stores in the three months ended May 2, 1998 compared to $12.1 million for 20 stores and the relocation of one store in the three months ended May 3, 1997. The expenses relate to the cost associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitations and processing and transporting initial merchandise.

     Operating income for the three months ended May 2, 1998, increased $18.0 million or 57.4% over the three months ended May 3, 1997. Excluding pre-opening expenses, operating income increased 30.9%. This increase resulted primarily from the increased sales and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 24.2% of net sales for the three months ended May 2, 1998 from 24.4% of net sales for the three months ended May 3, 1997.

     Net interest expense for the three months ended May 2, 1998 decreased $0.8 million from the three months ended May 3, 1997. The decrease was primarily due to interest income on short-term investments. Although the current plan is to open 32 new stores in 1998, the Company does not expect interest expense to increase in fiscal 1998.

     For the three months ended May 2, 1998, net income increased 75.4% to $26.8 million from $15.3 million in the three months ended May 3, 1997. Earnings were $.17 per share for the three months ended May 2, 1998 compared to $.10 per share for the three months ended May 3, 1997.


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


Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with the Company's expansion and remodeling programs and pre-opening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sale of its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

     At May 2, 1998, the Company's merchandise inventories had increased $107.7 million over the January 31, 1998 balance and $85.6 million over the May 3, 1997 balance. These increases reflect the purchase of summer inventory as well as inventory for new stores. The Company's working capital decreased to $524.6 million at May 2, 1998 from $525.3 million at January 31, 1998 and increased from $277.0 million at May 3, 1997. Of the $247.6 million increase from May 3, 1997, $170.6 million is attributable to higher credit card receivables as the Company internally financed a higher percentage of receivables. The remaining increase was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

     Cash provided by operating activities was $21.0 million for the three months ended May 2, 1998 compared to cash used in operating activities of $23.5 million for the three months ended May 3, 1997. The increase in cash provided resulted primarily from increased profitability and proceeds from sales of proprietary accounts receivable. Excluding changes in operating assets and liabilities, cash provided by operating activities was $46.9 million for the three months ended May 2, 1998 compared to $30.9 million for the three months ended May 3, 1997.

     Capital expenditures for the three months ended May 2, 1998 were $45.8 million compared to $63.1 million for the same period a year ago. The decrease in expenditures in 1998 is primarily attributable to the opening of fifteen new stores for the three months ended May 2, 1998 compared to twenty new stores and the construction of the Winchester, Virginia distribution center for the three months ended May 3, 1997.

     Total capital expenditures for fiscal 1998 are currently expected to be approximately $240.0 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

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

                          PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Kohl's Corporation was held on May 27, 1998:

     1.   To elect three directors to serve for a three-year term.
     2. To ratify the appointment of Ernst & Young LLP as independent auditors.
     3.   To consider shareholder proposal concerning foreign suppliers.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.

The results of the voting were as follows:

1.   Election of directors

     John F. Herma

                       For         - 70,996,565 shares
                  Withheld         -  1,146,735 shares

     R. Lawrence Montgomery

                       For         - 70,989,229 shares
                  Withheld         -  1,154,071 shares

     Frank V. Sica

                       For         - 70,994,229 shares
                  Withheld         -  1,149,071 shares


2.   Ratification of Ernst & Young LLP as independent auditors

                   For             - 72,044,055 shares
                   Against         -     34,304 shares
                   Abstain         -     64,941 shares

3.   To consider shareholder proposal concerning foreign suppliers

                   For             -  6,505,624 shares
                   Against         - 59,306,797 shares
                   Abstain         -  1,801,456 shares
                   Broker No Vote  -  4,529,423 shares

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27        Financial Data Schedule - Article 5 of Regulation S-X


          b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended May 2, 1998

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Kohl's Corporation
                              (Registrant)



Date: June 5, 1998            /s/William Kellogg
                              ---------------------------------
                              William Kellogg
                              Chairman, Chief Executive Officer



Date: June 5, 1998            /s/Arlene Meier
                              ---------------------------------
                              Arlene Meier
                              Executive Vice President - Finance
                              Chief Financial Officer