Form 10-Q
period 1998-08-01
KOHLS CORPORATION
filed 1998-09-14
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 1, 1998
                               ----------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number  1-11084
                       --------


                              KOHL'S CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            WISCONSIN                                  39-1630919
--------------------------------            ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin              53051
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 9, 1998 Common Stock, Par Value $.01 per Share, 158,189,018 shares Outstanding.

                              KOHL'S CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          August 1, 1998, January 31, 1998 and
          August 2, 1997                                           3

          Condensed Consolidated Statements of Income
          for the Three Months and Six Months Ended
          August 1, 1998 and August 2, 1997                        4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Six Months
          Ended August 1, 1998                                     5

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          August 1, 1998 and August 2, 1997                        6

          Notes to Condensed Consolidated Financial
          Statements                                               7


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8-13


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                        14

          Signatures                                              15

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                    August 1,      January 31,      August 2,
                                                                      1998            1998            1997
                                                                   -----------     -----------     -----------
                                                                   (Unaudited)      (Audited)      (Unaudited)
              Assets
             --------
Current assets:
     Cash and cash equivalents                                         $17,384         $44,161          $2,205
     Accounts receivable, trade                                        191,519         239,617          11,482
     Merchandise inventories                                           634,805         515,790         553,317
     Other                                                              13,092          11,874           4,920
                                                                   -----------     -----------     -----------
             Total current assets                                      856,800         811,442         571,924
Property and equipment, at cost                                      1,011,736         926,534         828,148
Less accumulated depreciation                                          180,620         176,885         151,125
                                                                   -----------     -----------     -----------
                                                                       831,116         749,649         677,023
Other assets                                                            18,569          12,643           8,254
Favorable lease rights                                                  14,926          15,849          17,042
Goodwill                                                                27,538          30,138          32,738
                                                                   -----------     -----------     -----------
             Total assets                                           $1,748,949      $1,619,721      $1,306,981
                                                                   ===========     ===========     ===========

             Liabilities and Shareholders' Equity
             ------------------------------------
Current liabilities:
     Accounts payable                                                 $239,827        $150,679        $187,449
     Accrued liabilities                                                90,255          95,185          84,753
     Income taxes payable                                               14,363          38,482          11,156
     Current portion of long-term debt                                   1,877           1,845           1,663
                                                                   -----------     -----------     -----------
             Total current liabilities                                 346,322         286,191         285,021
Long-term debt                                                         312,659         310,366         404,262
Deferred income taxes                                                   48,102          45,104          39,954
Other long-term liabilities                                             26,441          23,278          20,447
Shareholders' equity
     Common stock-$.01 par value, 400,000,000 shares
          authorized, 158,054,978, 157,757,956 and 148,272,084
          issued at August 1, 1998, January 31, 1998 and
          August 2, 1997, respectively.                                  1,581           1,578           1,483
     Paid-in capital                                                   490,994         488,550         196,284
     Retained earnings                                                 522,850         464,654         359,530
                                                                   -----------     -----------     -----------
             Total shareholders' equity                              1,015,425         954,782         557,297
                                                                   -----------     -----------     -----------
             Total liabilities and shareholders' equity             $1,748,949      $1,619,721      $1,306,981
                                                                   ===========     ===========     ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       3 Months               3 Months          6 Months       6 Months
                                                      (13 Weeks)             (13 Weeks)        (26 Weeks)     (26 Weeks)
                                                         Ended                  Ended             Ended          Ended
                                                       August 1,              August 2,         August 1,      August 2,
                                                         1998                   1997              1998           1997
                                                    ---------------------------------------------------------------------
                                                                     (In thousands except per share data)

Net sales                                                $758,747               $623,937        $1,503,318     $1,224,484
Cost of merchandise sold                                  502,170                415,852           993,272        813,229
                                                    -------------          -------------     -------------  -------------

Gross margin                                              256,577                208,085           510,046        411,255
Operating expenses:
    Selling, general, and administrative                  182,771                152,245           363,124        298,996
    Depreciation and amortization                          15,660                 12,821            30,644         24,521
    Goodwill amortization                                   1,300                  1,300             2,600          2,600
    Preopening expenses                                         -                     56             7,542         12,168
                                                    -------------          -------------     -------------  -------------

Operating income                                           56,846                 41,663           106,136         72,970

Interest expense, net                                       5,201                  6,986            10,260         12,822
                                                    -------------          -------------     -------------  -------------

Income before income taxes                                 51,645                 34,677            95,876         60,148
Provision for income taxes                                 20,297                 13,836            37,680         23,999
                                                    -------------          -------------     -------------  -------------
Net income                                                $31,348                $20,841           $58,196        $36,149
                                                    =============          =============     =============  =============
Earnings per share:
    Basic
                 Net income                                 $0.20                  $0.14             $0.37          $0.24
                 Average number of  shares                158,022                148,190           157,944        148,087
    Diluted
                 Net income                                 $0.19                  $0.14             $0.36          $0.24
                 Average number of  shares                162,752                151,805           162,475        151,001

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Common Stock
                                 ------------------------------     Paid-In       Retained
                                     Shares           Amount        Capital       Earnings         Total
                                 --------------------------------------------------------------------------
                                                               (In thousands)
Balance at January 31, 1998          157,758          $1,578       $488,550       $464,654        $954,782

Net income                                -               -              -          58,196          58,196

Exercise of stock options (net)          297               3          2,444             -            2,447

                                 --------------------------------------------------------------------------

Balance at August 1, 1998            158,055          $1,581       $490,994       $522,850      $1,015,425
                                  =========================================================================

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               6 Months              6 Months
                                                              (26 Weeks)            (26 Weeks)
                                                                 Ended                 Ended
                                                               1-Aug-98              2-Aug-97
                                                             -----------------------------------
                                                                       (In thousands)
Operating activities
Net income                                                        $58,196               $36,149
Adjustments to reconcile net income to net
  cash provided by operating activities
        Depreciation and amortization                              33,344                27,364
        Deferred income taxes                                       1,093                (1,336)
        Other noncash charges                                       1,314                 1,067
        Changes in operating assets and liabilities                (8,282)              (60,360)
                                                             -------------         -------------

Net cash provided by operating activities                          85,665                 2,884

Investing activities

Acquisition of property and equipment, net                       (110,390)             (104,300)
Other                                                              (6,824)               (1,098)
                                                             -------------         -------------

Net cash used in investing activities                            (117,214)             (105,398)

Financing activities
Net borrowings under working capital loan                           2,000                93,000
Proceeds from long-term debt                                        1,198                     -
Repayments of long-term debt                                         (873)                 (769)
Payment of financing fees on debt                                       -                   (95)
Net proceeds from exercise of stock options                         2,447                 3,677
                                                             -------------         -------------

Net cash provided by financing activities                           4,772                95,813

                                                             -------------         -------------
Net decrease in cash and cash equivalents                         (26,777)               (6,701)
Cash and cash equivalents at beginning of period                   44,161                 8,906
                                                             -------------         -------------

Cash and cash equivalents at end of period                        $17,384                $2,205
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

        LIFO Expense
        ------------                  6 Months Ended
          Quarter             August 1, 1998    August 2, 1997
          -------             --------------    --------------
                                      (In Thousands)
          First                   $1,861            $1,501
          Second                   1,896             1,560
                                  ------            ------
          Total                   $3,757            $3,061

     Inventories would have been $8,540,000, $4,783,000 and $7,937,000 higher at August 1, 1998, January 31, 1998 and August 2, 1997, respectively if they had been valued using the first-in, first-out (FIFO) method.

3.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
               THREE MONTHS AND SIX MONTHS ENDED August 1, 1998
               ------------------------------------------------


Results of Operations
---------------------

     At August 1, 1998, the Company operated 197 stores compared with 172 stores at the same time last year. The Company plans to open 17 stores in the third quarter: three stores in the Washington, D.C. market; two stores in the Philadelphia market; two stores in the Charlotte, NC market; two stores in the Detroit, MI market; two stores in the Chicago market; two stores in the Columbus, OH market and stores in Toledo, OH; Charleston, WV; Akron, OH and Lawrence, KS market.

     The Company plans to open nineteen stores in the spring of 1999: five stores in the Denver, CO market; three stores in the Harrisburg/York, PA market; two additional stores in the Washington, D.C. market; two additional stores in the Chicago market; 2 additional stores in the Detroit, MI market; and additional stores in the Philadelphia; Lexington, KY; Omaha, NE; Goshen/Elkhart, IN; and Indianapolis, IN markets. Kohl's will open 20-25 additional stores in the fall of 1999 including its entry into the St. Louis market. To support its expansion plans, the Company plans to open its fourth distribution center in the spring of 2000. The distribution center will be located in the Kansas City area.

     Net sales increased $134.8 million or 21.6% to $758.7 million for the three months ended August 1, 1998 from $623.9 million for the three months ended August 2, 1997. Of the increase, $70.3 million is attributable to the inclusion of 12 new stores opened in 1997 and 15 new stores opened in 1998. The remaining $64.5 million is attributable to comparable store sales growth of 10.4%.

     Net sales increased $278.8 million or 22.8% to $1,503.3 million for the six months ended August 1, 1998 from $1,224.5 million for the six months ended August 2, 1997. Of the increase, $148.8 million is attributable to the inclusion of 32 new stores opened in 1997 and 15 new stores opened in 1998. The remaining $130.0 million is attributable to comparable stores sales growth of 11.7%.

     Gross margin for the three months ended August 1, 1998 was 33.8% compared to 33.4% for the three months ended August 2, 1997. Gross margin for the six months ended August 1, 1998 was 33.9% compared to 33.6% for the six months ended August 2, 1997. These increases are primarily attributable to a change in merchandise mix.

     The Company incurred $7.5 million of pre-opening expenses associated with the opening of 15 stores in the six months ended August 1, 1998 compared to $12.2 million for 22 stores and the relocation of one store in the six months ended August 2, 1997. The expenses relate to the cost associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitations and processing and transporting initial merchandise.

     Operating income for the three months ended August 1, 1998, increased $15.2 million or 36.4% over the three months ended August 2, 1997. Operating income for the six months ended August 1, 1998 increased $33.2 million or 45.5% over the six months ended August 2, 1997. Excluding pre-opening expenses, operating income increased 33.5% for the six months ended August 1, 1998. These increases resulted from the increased sales, higher gross margin rates and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 24.1% of net sales for the three months ended August 1, 1998 from 24.4% of net sales for the three months ended August 2, 1997. Selling, general and administrative expenses declined to 24.2% of net sales for the six months ended August 1, 1998 from 24.4% of the net sales for the six months ended August 2, 1997.

     Net interest expense for the three months ended August 1, 1998 decreased $1.8 million from the three months ended August 2, 1997. Net interest expense for the six months ended August 1, 1998 decreased $2.6 million from the six months ended August 2, 1997. The decreases were primarily due to a reduction in borrowings under its revolving credit facility and interest income on short-term investments. Although the Company will open 32 stores in 1998, the Company does not expect interest expense to increase in fiscal 1998.

     For the three months ended August 1, 1998, net income increased 50.4% to $31.3 million from $20.8 million in the three months ended August 2, 1997. Earnings were $.19 per diluted share for the three months ended August 1, 1998 compared to $.14 per diluted share for the three months ended August 2, 1997. Net income for the six months ended August 1, 1998 increased 61.0% to $58.2 million or $.36 per diluted share from $36.1 million or $.24 per diluted share in the six months ended August 2, 1997.


Impact of Year 2000
-------------------

     The Company currently has a Year 2000 Readiness Plan implemented. Defined in the plan are compliance definitions and testing guidelines for in-house developed applications and computer hardware platforms. The plan defines a methodology for assessing in-house developed applications and provides a means for documentation. Team members and their responsibilities are defined including senior executives that participate on the Year 2000 steering committee. The plan defines three phases to address the Year 2000 problem:

 . The Assessment phase involves the inventory of all in-house developed applications, purchased software and hardware, merchandise vendors, non-IT systems, utilities and service providers. The Assessment phase also includes developing a plan for addressing each item and/or vendor to ensure Year 2000 compliance.

 . The Remediation phase is implementing the change to reach compliance and unit testing. This includes correspondence with vendors that have products or services that impact the Company's ability to continue normal business operations.

 . The Verification phase is system testing the change(s) in similar environments. This includes testing with vendors and service provider organizations.

     The Company changed its client server and mainframe date routine standards to incorporate four digits for all new systems development a number of years ago. As a result, there are many systems that need only to be certified and have the interfaces reviewed and tested. There are however, legacy and package financial systems that are not Year 2000 compliant. The Company has assessed these systems and presently believes that with modification to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems. The Company is utilizing both internal and external resources to reprogram, or replace and test the software for Year 2000 modifications.

     The assessment phase will be completed by October 31, 1998. The Company anticipates completing the necessary project code modifications by January 31, 1999 and the replacement code in the second quarter of 1999. The last phase, "Verification/System testing" will begin the fourth quarter of 1998 and will be completed in 1999.

     The Company has initiated formal communications with all significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remediate their own Year 2000 issues. The Company is currently unit testing in-house developed applications, EDI and non-IT systems. The Company is also currently developing contingency plans that will be completed by October 31, 1998. The Company has identified that it may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issue. The Company believes however, the vast majority of the Company's business will proceed without any significant interruption.

     The Company's total Year 2000 project costs and estimates to complete include the impact of third party Year 2000 issues based on presently available information. The total cost of the Year 2000 project is estimated at $10 million and is being funded through operating cash flows. Of the total project cost, approximately $6 million is attributable to the purchase of new software and hardware that will be capitalized. The remaining $4 million of programming and testing costs will be expensed as incurred and is not expected to have a material effect on the results of the operations. Of the capital, approximately $4 million is for a new financial system. The new financial system was a previously planned project that supports the Company's growth, provides significant business enablement and eliminates a substantial Year 2000 effort. To date, the Company has incurred approximately $3.4 million ($1.0 million expensed and $2.4 million capitalized) related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

     The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. In addition to the Company's reliance on certain third parties to remediate their own Year 2000 issues, specific factors that might cause such material differences include, but are not limited to, the continued availability and cost of personnel trained in this area and the ability to locate and correct all relevant computer codes.


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


Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with the Company's expansion and remodeling programs and pre-opening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sales of its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the Christmas selling season.

     At August 1, 1998, the Company's merchandise inventories had increased $119.0 million over the January 31, 1998 balance and $81.5 million over the August 2, 1997 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital decreased to $510.5 million at August 1, 1998 from $525.3 million at January 31, 1998 and increased from $286.9 million at August 2, 1997. Of the $223.6 million increase from August 2, 1997, $180.0 million is attributable to higher credit card receivables as the Company internally financed a higher percentage of receivables. The remaining increase was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

     Cash provided by operating activities was $85.7 million for the six months ended August 1, 1998 compared to $2.9 million for the six months ended August 2, 1997. The increase in cash provided resulted primarily from increased profitability and proceeds from sales of proprietary accounts receivable. Excluding changes in operating assets and liabilities, cash provided by operating activities was $93.9 million for the six months ended August 1, 1998 compared to $63.2 million for the six months ended August 2, 1997.

     Capital expenditures for the six months ended August 1, 1998 were $110.4 million compared to $104.3 million for the same period a year ago. The increase in expenditures in 1998 is primarily attributable to the Company's remodel program for the six months ended August 1, 1998 offset by construction of the Winchester, Virginia distribution center in the six months ended August 2, 1997.

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


               27        Financial Data Schedule - Article 5 of Regulation S-X


          b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended August 1, 1998

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Kohl's Corporation
                              (Registrant)



Date: September 9, 1998       /s/William Kellogg
                              ---------------------
                              William Kellogg
                              Chairman, Chief Executive Officer



Date: September 9, 1998       /s/Arlene Meier
                              --------------------
                              Arlene Meier
                              Executive Vice President - Finance
                              Chief Financial Officer