Form 10-Q
period 1998-10-31
KOHLS CORPORATION
filed 1998-12-09
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 31, 1998
                               -----------------------------------

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number  1-11084
                       --------


                              KOHL'S CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             WISCONSIN                                39-1630919
-----------------------------------     ---------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                 53051
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 3, 1998 Common
                                                    -----------------------
Stock, Par Value $.01 per Share, 158,274,022 shares Outstanding.
----------------------------------------------------------------

                              KOHL'S CORPORATION

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          October 31, 1998, January 31, 1998 and
          November 1, 1997                                                     3

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          October 31, 1998 and November 1, 1997                                4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Nine Months
          Ended October 31, 1998                                               5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          October 31, 1998 and November 1, 1997                                6

          Notes to Condensed Consolidated Financial
          Statements                                                         7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9-15

PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                    16

          Signatures                                                          17

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands except share and per share amounts)

                                            October 31,   January 31,   November 1,
                                               1998          1998          1997
                                            --------------------------------------
                                            (Unaudited)    (Audited)    (Unaudited)
              Assets
              ------
Current assets:
     Cash and cash equivalents              $   17,757    $   44,161    $    8,366
     Accounts receivable, trade                123,459       239,617        56,869
     Merchandise inventories                   832,338       515,790       752,665
     Deferred income taxes                       6,576         6,615         1,042
     Other                                       5,180         5,259         6,296
                                            ----------    ----------    ----------
             Total current assets              985,310       811,442       825,238

Property and equipment, at cost              1,075,652       926,534       887,769
Less accumulated depreciation                  192,050       176,885       163,750
                                            ----------    ----------    ----------
                                               883,602       749,649       724,019

Other assets                                    20,783        12,643        10,258
Favorable lease rights                          14,153        15,849        16,583
Goodwill                                        26,238        30,138        31,438
                                            ----------    ----------    ----------
             Total assets                   $1,930,086    $1,619,721    $1,607,536
                                            ==========    ==========    ==========

     Liabilities and Shareholders' Equity
     ------------------------------------

Current liabilities:
     Accounts payable                       $  315,770    $  150,679    $  259,989
     Accrued liabilities                        88,283        95,185        87,682
     Income taxes payable                       13,141        38,482         7,789
     Current portion of long-term debt           1,559         1,845         1,769
                                            ----------    ----------    ----------
             Total current liabilities         418,753       286,191       357,229

Long-term debt                                 379,076       310,366       310,932
Deferred income taxes                           51,318        45,104        43,472
Other long-term liabilities                     24,001        23,278        21,342

Shareholders' equity
     Common stock-$.01 par value,
          400,000,000 shares authorized,
          158,202,170, 157,757,956 and
          157,576,790 issued at October 31,
          1998, January 31, 1998 and
          November 1, 1997, respectively         1,582         1,578         1,528
     Paid-in capital                           492,498       488,550       480,977
     Retained earnings                         562,858       464,654       392,056
                                            ----------    ----------    ----------
             Total shareholders' equity      1,056,938       954,782       874,561
                                            ----------    ----------    ----------
             Total liabilities and
               shareholders' equity         $1,930,086    $1,619,721    $1,607,536
                                            ==========    ==========    ==========

See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                             3 Months      3 Months      9 Months      9 Months
                                            (13 Weeks)    (13 Weeks)    (39 Weeks)    (39 Weeks)
                                               Ended         Ended         Ended         Ended
                                            October 31,   November 1,   October 31,   November 1,
                                               1998          1997          1998          1997
                                            -----------------------------------------------------
                                                    (In thousands except per share data)
Net sales                                     $888,897      $757,773    $2,392,215    $1,982,257
Cost of merchandise sold                       589,275       503,892     1,582,547     1,317,121
                                              --------      --------    ----------    ----------
Gross margin                                   299,622       253,881       809,668       665,136
Operating expenses:
     Selling, general, and administrative      202,156       173,065       565,280       472,061
     Depreciation and amortization              16,839        13,392        47,483        37,913
     Goodwill amortization                       1,300         1,300         3,900         3,900
     Preopening expenses                         8,049         6,421        15,591        18,589
                                              --------      --------    ----------    ----------
Operating income                                71,278        59,703       177,414       132,673

Interest expense, net                            5,367         5,583        15,627        18,405
                                              --------      --------    ----------    ----------
Income before income taxes                      65,911        54,120       161,787       114,268
Provision for income taxes                      25,903        21,594        63,583        45,593
                                              --------      --------    ----------    ----------
Net income                                     $40,008       $32,526       $98,204       $68,675
                                              ========      ========    ==========    ==========
Earnings per share:

     Basic
             Net income                          $0.25         $0.21         $0.62         $0.46
             Average number of  shares         158,132       156,045       158,007       150,732

     Diluted
             Net income                          $0.25         $0.20         $0.60         $0.45
             Average number of  shares         162,723       159,999       162,492       154,270

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      Common Stock
                                   ------------------     Paid-In     Retained
                                   Shares      Amount     Capital     Earnings       Total
                                   ----------------------------------------------------------
                                                         (In thousands)
Balance at January 31, 1998        157,758     $1,578     $488,550    $464,654     $  954,782

Net income                               -          -            -      98,204         98,204

Exercise of stock options (net)        444          4        3,948           -          3,952
                                   ----------------------------------------------------------

Balance at October 31, 1998        158,202     $1,582     $492,498    $562,858     $1,056,938
                                   ==========================================================

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         9 Months          9 Months
                                                                        (39 Weeks)        (39 Weeks)
                                                                          Ended             Ended
                                                                     October 31, 1998  November 1, 1997
                                                                     ----------------------------------
                                                                               (In thousands)
Operating activities

Net income                                                              $  98,204         $  68,675
Adjustments to reconcile net income to net
  cash provided by operating activities
        Depreciation and amortization                                      51,532            42,107
        Deferred income taxes                                               6,253             1,155
        Other noncash charges                                               1,573             1,593
        Accounts receivable, trade                                        116,158           (30,158)
        Other working capital                                            (181,396)         (203,857)
                                                                        ---------         ---------

Net cash provided by (used in) operating activities                        92,324          (120,485)

Investing activities

Acquisition of property and equipment, net                               (183,784)         (163,921)
Other                                                                      (8,270)           (3,455)
                                                                        ---------         ---------

Net cash used in investing activities                                    (192,054)         (167,376)

Financing activities
Net borrowings under working capital loan                                  69,500                --
Proceeds from long-term debt                                                1,187                --
Repayments of long-term debt                                               (1,313)             (993)
Payment of financing fees on debt                                              --              (101)
Net proceeds from issuance of common stock (including stock options)        3,952           288,415
                                                                        ---------         ---------

Net cash provided by financing activities                                  73,326           287,321
                                                                        ---------         ---------

Net decrease in cash and cash equivalents                                 (26,404)             (540)
Cash and cash equivalents at beginning of period                           44,161             8,906
                                                                        ---------         ---------

Cash and cash equivalents at end of period                              $  17,757         $   8,366
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

     LIFO Expense                9 Months Ended
       Quarter        October 31, 1998     November 1, 1997
       -------        ----------------     ----------------
                                 (In Thousands)
       First              $1,861               $1,501
       Second              1,896                1,560
       Third               1,900                1,895
                          ------               ------
       Total              $5,657               $4,956

     Inventories would have been $10,440,000, $4,783,000 and $9,832,000 higher at October 31, 1998, January 31, 1998 and November 1, 1997, respectively if they had been valued using the first-in, first-out (FIFO) method.

3.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

4.  Net Income Per Share

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

                                     3 Months                      9 Months
                              Ended           Ended          Ended          Ended
                            October 31,     November 1,    October 31,    November 1,
                               1998            1997           1998           1997
                               ----            ----           ----           ----
Denominator for basic
earnings per share -
weighted average
shares                          158,132          156,045        158,007        150,732


Employee stock
options                           4,591            3,954          4,485          3,538
                                -------          -------        -------        -------

Denominator for
diluted earnings
per share                       162,723          159,999        162,492        154,270
                                =======          =======        =======        =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
              THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1998
              ---------------------------------------------------


Results of Operations
---------------------

     At October 31, 1998, the Company operated 214 stores compared with 182 stores at the same time last year. The Company opened 17 stores during the third quarter: three stores in the Washington, D.C. market; two stores in the Philadelphia market; two stores in the Charlotte, NC market; two stores in the Detroit, MI market; two stores in the Chicago market; two stores in the Columbus, OH market and stores in Toledo, OH; Charleston, WV; Akron, OH and Lawrence, KS market. In addition, the Company relocated one of its Indianapolis stores and one of its Milwaukee stores to larger locations.

     The Company plans to open eighteen stores in the spring of 1999: five stores in the Denver, CO market; two stores in the Harrisburg, PA market; two additional stores in the Washington, D.C. market; two additional stores in the Chicago market; two additional stores in the Detroit, MI market; and additional stores in the Philadelphia; Lexington, KY; Omaha, NE; Goshen/Elkhart, IN; and Indianapolis, IN markets. Kohl's will open 22-27 additional stores in the fall of 1999 including its entry into the St. Louis market. To support its expansion plans, the Company plans to open its fourth distribution center in the spring of 2000. The distribution center will be located in the Kansas City area.

     Net sales increased $131.1 million or 17.3% to $888.9 million for the three months ended October 31, 1998 from $757.8 million for the three months ended November 1, 1997. Of the increase, $99.3 million is attributable to the inclusion of 12 new stores opened in 1997 and 32 new stores opened in 1998. The remaining $31.8 million is attributable to comparable store sales growth of 4.3%.

     Net sales increased $409.9 million or 20.7% to $2,392.2 million for the nine months ended October 31, 1998 from $1,982.3 million for the nine months ended November 1, 1997. Of the increase, $252.2 million is attributable to the inclusion of 32 new stores opened in 1997 and in 1998, respectively. The remaining $157.8 million is attributable to comparable stores sales growth of 8.8%.

     Gross margin for the three months ended October 31, 1998 was 33.7% compared to 33.5% for the three months ended November 1, 1997. Gross margin for the nine months ended October 31, 1998 was 33.8% compared to 33.6% for the nine months ended November 1, 1997. These increases are primarily attributable to a change in merchandise mix.

     The Company incurred $8.0 million of pre-opening expenses associated with the opening of 17 new stores and relocating two stores during the three months ended October 31, 1998 compared to $6.4 million for 10 new stores during the three months ended November 1, 1997. The Company incurred $15.6 million of pre-opening expenses associated with the opening of 32 new stores and the relocation of two stores in the nine months ended October 31, 1998 compared to $18.6 million for 32 new stores and the relocation of one store in the nine months ended November 1, 1997. The expenses relate to the cost associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitations and processing and transporting initial merchandise.

     Operating income for the three months ended October 31, 1998, increased $11.6 million or 19.4% over the three months ended November 1, 1997. Operating income for the nine months ended October 31, 1998 increased $44.7 million or 33.7% over the nine months ended November 1, 1997. Excluding pre-opening expenses, operating income increased 27.6% for the nine months ended October 31, 1998. These increases resulted from the increased sales, higher gross margin rates and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 22.7% of net sales for the three months ended October 31, 1998 from 22.8% of net sales for the three months ended November 1, 1997. Selling, general and administrative expenses declined to 23.6% of net sales for the nine months ended October 31, 1998 from 23.8% of the net sales for the nine months ended November 1, 1997.

     Net interest expense for the three months ended October 31, 1998 decreased $0.2 million from the three months ended November 1, 1997. Net interest expense for the nine months ended October 31, 1998 decreased $2.8 million from the nine months ended November 1, 1997. The decreases were primarily due to a reduction in borrowings under its revolving credit facility and increased interest income on short-term investments.

     For the three months ended October 31, 1998, net income increased 23.0% to $40.0 million from $32.5 million in the three months ended November 1, 1997. Earnings were $.25 per diluted share for the three months ended October 31, 1998 compared to $.20 per diluted share for the three months ended November 1, 1997. Net income for the nine months ended October 31, 1998 increased 43.0% to $98.2 million or $.60 per diluted share from $68.7 million or $.45 per diluted share in the nine months ended November 1, 1997.

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

  The Company is in the remediation phase of its Year 2000 plan. The Company anticipates completing the necessary project code modifications by January 31, 1999 and the replacement code in the second quarter of 1999. The last phase, "Verification/System testing" has started and will be completed in 1999. The Company has installed a Year 2000 test lab that is identical to the production environment. Year 2000 date simulation testing can be performed without affecting production files.

  The Company has initiated formal communications with all significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remediate their own Year 2000 issues. The Company is currently unit testing in-house developed applications, EDI and non-IT systems. The Company continues to refine its contingency plans and is enhancing and adding to the plans for each business area. The Company has identified that it may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issue. The Company believes however, the vast majority of the Company's business will proceed without any significant interruption.

  The Company's total Year 2000 project costs and estimates to complete include the impact of third party Year 2000 issues based on presently available information. The total cost of the Year 2000 project is estimated at $10 million and is being funded through operating cash flows. Of the total project cost, approximately $6 million is attributable to the purchase of new software and hardware that will be capitalized. The remaining $4 million of programming and testing costs will be expensed as incurred and is not expected to have a material effect on the results of the operations. Of the capital, approximately $4 million is for a new financial system. The new financial system was a previously planned project that supports the Company's growth, provides significant business enablement and eliminates a substantial Year 2000 effort. To date, the Company has incurred approximately $4.0 million ($1.4 million expensed and $2.6 million capitalized) related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

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


Seasonality & Inflation
-----------------------

     The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores. The Company does not believe that inflation has had a material effect on the results during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

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

     At October 31, 1998, the Company's merchandise inventories had increased $316.5 million over the January 31, 1998 balance and $79.7 million over the November 1, 1997 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $566.6 million at October 31, 1998 from $525.3 million at January 31, 1998 and $468.0 million at November 1, 1997. Of the $98.6 million increase from November 1, 1997, $66.6 million is attributable to higher credit card receivables as the Company internally financed a higher percentage of receivables. The remaining increase was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

     Cash provided by operating activities was $92.3 million for the nine months ended October 31, 1998 compared to cash used in operating activities of $120.5 million for the nine months ended November 1, 1997. The increase in cash provided resulted primarily from increased profitability and proceeds from sales of proprietary accounts receivable. Excluding changes in operating assets and liabilities, cash provided by operating activities was $157.6 million for the nine months ended October 31, 1998 compared to $113.5 million for the nine months ended November 1, 1997.

     Capital expenditures for the nine months ended October 31, 1998 were $183.8 million compared to $163.9 million for the same period a year ago. The increase in expenditures in 1998 is primarily attributable to the Company's remodel program for the nine months ended October 31, 1998 offset by construction of the

Winchester, Virginia distribution center in the nine months ended November 1, 1997.

     Total capital expenditures for fiscal 1998 are currently expected to be approximately $250.0 million (excluding assets under capital leases). The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

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

New Accounting Pronouncements
-----------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since this standard applies only to presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has one operating segment; therefore, this standard will not have any impact on the Company's results of operations, financial position or cash flows.

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP is effective for fiscal years beginning after December 15, 1998. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Effective February 1, 1998, the Company adopted SOP 98-1. Prior to the adoption of this SOP, the Company expensed such costs as incurred. Based on costs incurred to date, the adoption of this SOP should not have any material impact on the Company's results of operations or financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 15, 1998 and requires that start-up costs capitalized prior to adoption of the SOP be written off and any future costs be expensed as incurred. It is not practical to estimate at this time what the effect of this charge will be on the Company's future earnings or financial position.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27.1 Financial Data Schedule - Article 5 of Regulation S-X, 9 Months ended October 31, 1998.

               27.2 Financial Data Schedule - Article 5 of Regulation S-X, 3 Months ended May 3, 1997, (restated).

               27.3 Financial Data Schedule - Article 5 of Regulation S-X, 6 Months ended August 2, 1997, (restated).

               27.4 Financial Data Schedule - Article 5 of Regulation S-X, 9 Months ended November 1, 1997, (restated).


          b)   Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended October 31, 1998

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Kohl's Corporation
                                          (Registrant)



Date:  December 7, 1998                   /s/William Kellogg
                                          ---------------------
                                          William Kellogg
                                          Chairman, Chief Executive Officer



Date:  December 7, 1998                   /s/Arlene Meier
                                          --------------------
                                          Arlene Meier
                                          Executive Vice President - Finance
                                          Chief Financial Officer