Form 10-K
period 1999-01-30
KOHLS CORPORATION
filed 1999-04-19
CIK 885639

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 30, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  At April 5, 1999, the aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates of the registrant was $9,741,231,548 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At April 5, 1999 the registrant had issued and outstanding an aggregate of 162,712,408 shares of its Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  1. Portions of Registrant's Proxy Statement dated April 19, 1999 are incorporated into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1.                            Business

   As of April 1999, the Company operates 226 family oriented, specialty department stores primarily in the Midwest and Mid-Atlantic areas of the United States that feature quality, national brand merchandise which provides exceptional value to customers. The Company's stores sell moderately priced apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers shopping for their families and homes. Kohl's stores have fewer departments than traditional, full-line department stores, but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company's pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company's unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution.

   As used herein, the term the "Company" and "Kohl's" refer to Kohl's Corporation, its consolidated subsidiaries and predecessors. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1998 ended on January 30, 1999 and was a 52 week year.

Expansion

   Since 1986, the Company has expanded from 40 stores to the current total of 226 stores both by acquiring and converting pre-existing stores and by opening new stores. Management believes there is substantial opportunity for further growth and intends to open approximately 40-45 new stores in fiscal 1999. Six stores opened in March 1999: two additional stores in the Chicago market; and additional stores in the Philadelphia, PA; Omaha, NE and Detroit, MI markets and a store in Goshen, IN. Seven stores opened in April 1999: two stores in the York, PA market; a store in Lexington, KY; two additional stores in the Washington, D.C market and additional stores in the Detroit, MI; and Indianapolis, IN markets. Kohl's will enter the Denver, CO market with five stores in the second quarter. In August, Kohl's plans to enter the St. Louis, MO market with six stores and to open additional stores in the Richmond, VA; and Washington, D.C. markets; and a store in Hickory, NC. In October, Kohl's plans to enter the Dallas/Ft. Worth, TX market with 10-13 stores and to open additional stores in the Chicago, IL; Grand Rapids, MI; and Denver, CO markets; a store in Harrisburg, PA and a store in Lansing, MI.

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

                                Store Expansion

                          Total at   Fiscal    Fiscal Fiscal Fiscal     Total at
                         January 28,  1995      1996   1997   1998     January 30,  Announced
      Market Area           1995      New       New    New    New         1999     Fiscal 1999
      -----------        ----------- ------    ------ ------ ------    ----------- -----------
Chicago, IL.............      23        1         1     --      2           27            3
Philadelphia, PA........      --       --        --     12      3           15            1
Washington, DC..........      --       --        --      9      4           13            3
Milwaukee, WI...........      12       --        --     --     (1)(b)       11           --
Minneapolis/St. Paul,
 MN.....................       8        2         1     --     --           11           --
Detroit, MI.............      10       (2)(a)    --     --      2           10            2
Columbus, OH............       6       --        --     --      2            8           --
Cleveland, OH...........      --        4         3     --     --            7           --
Indianapolis, IN........       6       --        --     --     --            6            1
Cincinnati, OH..........       3        2        --     --     --            5           --
Kansas City, KS, MO.....      --        3         1     --      1            5           --
Charlotte, NC...........      --       --         3     --      2            5           --
Pittsburgh, PA..........      --       --        --      3      2            5           --
Dayton, OH..............       3       --        --     --     --            3           --
Madison, WI.............       3       --        --     --     --            3           --
Winston
 Salem/Greensboro, NC...      --       --        --     --      3            3           --
Richmond, VA............      --       --        --     --      3            3            1
Knoxville, TN...........      --       --        --     --      3            3           --
Denver, CO..............      --       --        --     --     --           --            6
St. Louis, MO...........      --       --        --     --     --           --            6
Dallas/Ft. Worth, TX....      --       --        --     --     --           --        10-13
Other...................      34       10        13      8      5           70          7-9
                             ---      ---       ---    ---    ---          ---        -----
    Total...............     108       20        22     32     31          213        40-45
                             ===      ===       ===    ===    ===          ===        =====

--------
(a) The Company closed two underperforming stores
(b) The Company closed one underperforming store

   Kohl's retailing strategy has proven to be readily transferable to new markets. For example, Kohl's has successfully opened new stores in small markets such as Kalamazoo and Knoxville; intermediate markets such as Kansas City and Charlotte, and large markets such as Chicago and Philadelphia. In addition, the Kohl's concept has been successful in retailing formats such as strip shopping centers, community and regional malls and free-standing stores. Management believes the transferability of the Kohl's retailing strategy, the Company's experience in acquiring and converting pre-existing stores and in opening new stores, and the Company's substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

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

                                Merchandise Mix

                            (percent of net sales)

                                                                  Fiscal Year
                                                               -----------------
                                                               1998  1997  1996
                                                               ----- ----- -----
      Apparel................................................. 61.5% 61.2% 60.6%
      Accessories/Shoes....................................... 18.5% 18.8% 19.1%
      Soft Home/Housewares.................................... 12.1% 12.2% 12.5%
      Hardlines...............................................  7.9%  7.8%  7.8%

   The Company purchases approximately 40% of its merchandise from 20 suppliers. No individual supplier exceeds 10% of the Company's annual purchases.

Distribution

   The Company receives 99% of its merchandise at three distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

   The Menomonee Falls, Wisconsin distribution center opened in 1981. This 500,000 square foot facility services the Company's stores in northern Illinois, Wisconsin, Minnesota, Kansas, Iowa, Missouri, Nebraska, North Dakota and South Dakota.

   The Company opened a distribution center in Findlay, Ohio in August 1994. This 650,000 square foot facility services the Company's stores in central Illinois, Ohio, Michigan, Indiana, Kentucky, Tennessee and West Virginia.

   The Company opened a 350,000 square foot distribution center in Winchester, Virginia in the summer of 1997. This facility is currently being expanded by approximately 50,000 square feet to increase its capacity. The facility services the Company's stores in New York, North Carolina, Pennsylvania, Virginia, Maryland, Delaware and New Jersey.

   After Winchester's expansion is completed, these three facilities will be capable of supporting approximately 300 store locations. The Company plans to open its fourth distribution center in Blue Springs, Missouri by spring 2000. This 542,000 square foot facility is being built to handle 80-100 stores and will service the Company's stores in Colorado, Texas, Kansas, Missouri, Nebraska and central Iowa.

Employees

   As of January 30, 1999, the Company had approximately 33,800 employees, including approximately 10,700 full-time and approximately 23,100 part-time associates. The number of associates varies during the year, peaking during the "back-to-school" and Christmas holiday seasons. None of the Company's associates is represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

   The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company's primary competitors are traditional department stores, up-scale mass merchandisers and specialty stores. The Company's specific competitors vary from market to market.

Seasonality

   The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 17% and 30% of sales occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

Trademarks and Service Marks

   The name "Kohl's", written in its distinctive block style, is a registered service mark of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. The Company has approximately 40 additional trademarks, trade names and service marks, most of which are used in its private label program.

Item 2.                               Properties

   As of January 30, 1999, the Company operated 213 stores in 22 states. The Company owned 51 stores, owned 37 stores with ground leases and leased 125 stores under operating leases. The typical ground lease has an initial term of between 15 and 25 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option. The typical operating lease has an initial term of between 15 and 20 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option.

   Substantially all of the Company's leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 56% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. At January 30, 1999, the average minimum annual rent of the 125 leased stores was $6.25 per square foot, and the average minimum annual rent of the 37 stores operated under ground leases was $2.71 per square foot.

   The Company's stores are located in strip shopping centers (130), community and regional malls (43), and as free standing units (40). Of the Company's stores, 183 are one story facilities and 30 are two story facilities.

                                                                      Number of
                                                                      Stores at
                                                                     January 30,
                                                                        1999
                                                                     -----------
      Illinois......................................................      33
      Ohio..........................................................      31
      Wisconsin.....................................................      27
      Pennsylvania..................................................      17
      Michigan......................................................      16
      Indiana.......................................................      15
      Minnesota.....................................................      13
      Virginia......................................................       9
      Maryland......................................................       8
      North Carolina................................................       8
      Kansas........................................................       7
      New Jersey....................................................       6
      Iowa..........................................................       4
      Kentucky......................................................       3
      Missouri......................................................       3
      Nebraska......................................................       3
      Tennessee.....................................................       3
      Delaware......................................................       2
      West Virginia.................................................       2
      New York......................................................       1
      North Dakota..................................................       1
      South Dakota..................................................       1
                                                                         ---
          Total.....................................................     213
                                                                         ===

   The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio and Winchester, Virginia. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin.

Item 3.                           Legal Proceedings

   See Note 9 to the Company's Consolidated Financial Statements concerning routine legal matters.

Item 4.          Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1998.

                                    Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

 (a) Market information

   The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol "KSS." On March 9, 1998, the Company's Board of Directors declared a 2 for 1 stock split effected in the form of a stock dividend on the Company's common stock. The record date for the stock split was April 10, 1998. The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 1998 and 1997, adjusted by the Company to give effect retroactively to the stock split.

                                                                 Price Range
                                                             -------------------
                                                               High       Low
                                                             --------- ---------
      Fiscal 1998
      First Quarter......................................... $43 15/32 $34 11/16
      Second Quarter........................................  57 5/8    40 1/2
      Third Quarter.........................................  58 15/16  34 1/16
      Fourth Quarter........................................  67 3/4    45 1/8

      Fiscal 1997
      First Quarter......................................... $25 9/16  $19 7/16
      Second Quarter........................................  31 19/32  24 7/8
      Third Quarter.........................................  37 3/8    29
      Fourth Quarter........................................  37 11/16  31 5/16

 (b) Holders

   At April 5, 1999, there were 5,643 holders of record of the Common Stock.

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

                                           Fiscal Year Ended
                         ----------------------------------------------------------
                          January     January     February    February    January
                            30,         31,          1,          3,         28,
                            1999        1998        1997      1996 (a)      1995
                         ----------  ----------  ----------  ----------  ----------
                         (Dollars in Thousands, Except Per Share and Per Square
                                               Foot Data)
Statement of Operations
 Data:
Net sales............... $3,681,763  $3,060,065  $2,388,221  $1,925,669  $1,554,100
Cost of merchandise
 sold...................  2,447,301   2,046,468   1,608,688   1,294,653   1,037,740
                         ----------  ----------  ----------  ----------  ----------
Gross margin              1,234,462   1,013,597     779,533     631,016     516,360
Selling, general and
 administrative
 expenses...............    810,162     678,793     536,226     436,442     356,893
Depreciation and
 amortization                70,049      57,380      44,015      33,931      27,402
Preopening expenses.....     16,388      18,589      10,302      10,712       8,190
Credit operations, non-
 recurring(b)...........         --          --          --      14,052          --
                         ----------  ----------  ----------  ----------  ----------
Operating income........    337,863     258,835     188,990     135,879     123,875
Interest expense, net...     21,114      23,772      17,622      13,150       6,424
                         ----------  ----------  ----------  ----------  ----------
Income before income
 taxes..................    316,749     235,063     171,368     122,729     117,451
Provision for income
 taxes..................    124,483      93,790      68,890      50,077      48,939
                         ----------  ----------  ----------  ----------  ----------
Net income.............. $  192,266  $  141,273  $  102,478  $   72,652  $   68,512
                         ==========  ==========  ==========  ==========  ==========
Per share(c):
  Basic................. $     1.22  $     0.93  $     0.69  $     0.49  $     0.47
  Diluted............... $     1.18  $     0.91  $     0.68  $     0.49  $     0.46
Operating Data:
Comparable store sales
 growth(d)..............        7.9%       10.0%       11.3%        5.9%        6.1%
Net sales per selling
 square foot(e)......... $      265  $      267  $      261  $      257  $      258
Total square feet of
 selling space (in
 thousands; end of
 period)................     15,111      12,533      10,064       8,378       6,824
Number of stores open
 (end of period)........        213         182         150         128         108
Capital expenditures
 including capitalized
 leases................. $  248,878  $  202,735  $  223,423  $  138,797  $  132,800
Balance Sheet Data (end
 of period):
Working capital......... $  559,207  $  525,251  $  229,339  $  175,368  $  114,637
Property and equipment,
 net....................    933,011     749,649     596,227     409,168     298,737
Total assets............  1,936,095   1,619,721   1,122,483     805,385     658,717
Total long-term debt....    310,912     310,366     312,031     187,699     108,777
Shareholders' equity....  1,162,779     954,782     517,471     410,638     334,249

See footnotes on next page

(footnotes for Selected Consolidated Financial Data)
(a) Fiscal 1995 contained 53 weeks.
(b) Effective September 1, 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operation. In connection with this transaction, the Company incurred a one-time charge of $14.1 million ($8.3 million after-tax).
(c) All per share data has been adjusted to reflect the 2 for 1 stock splits effected in April 1998 and April 1996.
(d) Comparable store sales for each period are based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Comparable store sales growth for fiscal 1996 compares the 52 weeks of fiscal 1996 versus the same 52 week calendar in fiscal 1995 and excludes the discontinued electronics business. Comparable store sales growth for fiscal 1995 has been adjusted to reflect the elimination of the 53rd week in fiscal 1995.
(e) Net sales per selling square foot is calculated using net sales of stores that have been open for the full year, divided by their square footage of selling space.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
Item 7.          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Net Sales

   Net sales for the last three years, number of stores, sales growth and net sales per selling square foot by year were as follows:

                                                       Fiscal Year
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Net sales (in thousands).................... $3,681,763  $3,060,065  $2,388,221
Number of stores open (end of period).......        213         182         150
Sales growth--all stores....................       20.3%       28.1%       24.0%
Sales growth--comparable stores(a)..........        7.9%       10.0%       11.3%
Net sales per selling square foot(b)........ $      265  $      267  $      261

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

   Increases in net sales primarily reflect new store openings and comparable store sales growth. Net sales increased $621.7 million, or 20.3%, from $3,060.1 million in fiscal 1997 to $3,681.8 million in fiscal 1998. Of the increase, $408.6 million is attributable to the opening of 32 new stores in fiscal 1998 and to the inclusion of a full year of operating results for 32 stores opened in fiscal 1997. The remaining $213.1 million is attributable to the increase in comparable store sales.

   Net sales increased $671.8 million, or 28.1%, from $2,388.2 million in fiscal 1996 to $3,060.1 million in fiscal 1997. Of the increase, $455.8 million is attributable to the opening of 32 new stores in fiscal 1997 and to the inclusion of a full year of operating results for 22 stores opened in fiscal 1996. The remaining $216.0 million is attributable to the increase in comparable stores sales.

 Components of Earnings

   The following table sets forth statement of operations data as a percentage of net sales for each of the last three years:

                                                               Fiscal Year
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of merchandise sold...................................  66.5   66.9   67.4
                                                            -----  -----  -----
Gross margin...............................................  33.5   33.1   32.6
Selling, general and administrative expenses...............  22.0   22.2   22.5
Depreciation and amortization..............................   1.9    1.8    1.8
Preopening expenses........................................    .4     .6     .4
                                                            -----  -----  -----
Operating income...........................................   9.2    8.5    7.9
Interest expense, net......................................    .6     .8     .7
                                                            -----  -----  -----
Income before income taxes.................................   8.6    7.7    7.2
Income taxes...............................................   3.4    3.1    2.9
                                                            -----  -----  -----
Net income.................................................   5.2%  4.6%   4.3%
                                                            =====  =====  =====

   Gross Margin. The Company's gross margin has increased from 32.6% in fiscal 1996 to 33.5% in fiscal 1998. This increase is primarily attributable to a change in merchandise mix and improvements related to inventory management.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and headquarters functions, but exclude depreciation and amortization. Although the total amount of selling, general, and administrative expenses increased from fiscal 1996 to fiscal 1998 due to the addition of new stores, such expenses decreased as a percent of net sales. Selling, general and administrative expenses decreased from 22.5% in fiscal 1996 to 22.0% in fiscal 1998. This decline reflects the leveraging of store payroll, distribution and headquarters expenses as a result of the increased sales.

   Depreciation and Amortization. The total amount of depreciation and amortization increased from fiscal 1996 to fiscal 1998 due to the addition of new stores, the remodeling of existing stores, the opening of the distribution center in Winchester, Virginia and the opening of the new corporate office. Depreciation and amortization increased as a percentage of net sales from 1.8% in fiscal 1996 to 1.9% in fiscal 1998.

   Preopening Expenses. Effective January 30, 1999, the Company wrote-off all previously deferred preopening costs ($1.0 million) and pursuant to SOP 98-5, "Reporting on the Costs of Start-Up Activities", will expense all future preopening costs as incurred. The Company incurred $16.4 million of preopening expenses in fiscal 1998. Approximately $15.4 million related to the opening of 32 stores in fiscal 1998. The remaining $1.0 million is associated with the opening of eighteen stores in the spring of 1999. The Company incurred $18.6 million with the opening of 32 stores in fiscal 1997 and $10.3 million with the opening of 22 stores in fiscal 1996. These expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial merchandise.

   Operating Income. Operating income increased $79.0 million, or 30.5%, in fiscal 1998, $69.8 million, or 37.0%, in fiscal 1997 and increased $53.1 million, or 39.1% in fiscal 1996 due to the factors described above.

   Interest Expense. Net interest expense decreased $2.7 million to $21.1 million in fiscal 1998. The decrease was primarily due to a reduction in borrowings under its revolving credit facility and increased interest income on short-term investments. Net interest expense increased $6.2 million to $23.8 million in fiscal 1997 and increased $4.5 million to $17.6 million in fiscal 1996. The increase in fiscal 1997 was due primarily to the $100 million non-callable 7.375% unsecured senior notes issued in October 1996. Interest expense on the $60 million senior notes issued in March 1994, the $200 million non-callable senior notes issued in 1996 and $48.4 million capital lease debt is fixed and known until maturity.

   Income Taxes. The Company's effective tax rate was 39.3% in fiscal 1998, 39.9% in fiscal 1997 and 40.2% in fiscal 1996. The overall decline in the effective tax rates in fiscal 1998 and fiscal 1997 was primarily due to the decrease in state income taxes, net of federal tax benefits and non-deductible goodwill amortization as a percentage of income before taxes.

Impact of Year 2000

   The Company currently has a Year 2000 Readiness Plan implemented. Detailed in the plan are compliance definitions and testing guidelines for in-house developed applications and computer hardware platforms. The plan defines a methodology for assessing in-house developed applications and provides a means for documentation. Team members and their responsibilities are defined including senior executives that participate on the Year 2000 steering committee. The plan includes three phases to address the Year 2000 issue and a status of these key milestones is summarized below:

      Year 2000 Readiness Plan
      Phases                         Current Status
      ------------------------       --------------
      Assessment                     Complete
      Remediation                    Complete
      Verification                   On schedule
        .Replacement code systems    August 1999 target completion date
        .Packaged financial systems  September 1999 target completion date
        .Non IS systems (including   September 1999 target completion date
          merchandise vendor EDI
          transactions)

   The phases of the Year 2000 Readiness Plan are defined below:

  . The Assessment phase involved the inventory of all in-house developed applications, purchased software and hardware, merchandise vendors, non-IT systems, utilities and service providers. The Assessment phase also included developing a plan for addressing each item and/or vendor to ensure Year 2000 compliance. This phase is complete.

  . The Remediation phase involved implementing the changes required to reach compliance and unit testing. This included correspondence with vendors that have products or services that impact the Company's ability to continue normal business operations. This phase is also complete.

  . The Verification phase is system testing the change(s) in similar environments. This includes testing with vendors and service provider organizations. The rollout of the packaged financial systems has started and will be completed by the end of August 1999. Even though the packaged financial systems are identified Year 2000 compliant, the Company will be conducting integrated testing in September 1999. The Company has installed a Year 2000 test lab that is identical to the production environment so that Year 2000 date simulation testing can be performed without affecting production files. The Verification testing phase, except for all packaged financial systems, will be completed in August 1999.

   Several years ago, the Company changed its client server and mainframe date routine standards to incorporate four digits for all new systems development. As a result, there are many systems that need only to be certified and have the interfaces reviewed and tested. There are however, a number of legacy and package financial systems that are not Year 2000 compliant. The Company has assessed these systems and presently believes that with modification to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems. The Company is utilizing both internal and external resources to reprogram, or replace and test the software for Year 2000 modifications.

   The Company has initiated formal communications with all significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remediate their own Year 2000 issues. The Company is currently unit testing merchandise vendor EDI transactions and non-IS systems and is 50% complete. The Company continues to refine its contingency plans and is enhancing and adding to the plans for each business area. The Company has identified that it may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issues. The Company believes however, the vast majority of the Company's business will proceed without any significant interruption.

   The Company's total Year 2000 project costs and estimates to complete include the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

   The total cost of the Year 2000 project is estimated at $10 million and is being funded through operating cash flows. Of the total project cost, approximately $6 million is attributable to the purchase of new software and hardware that will be capitalized. The remaining $4 million of programming and testing costs will be expensed as incurred and is not expected to have a material effect on the results of the operations. Of the capitalized portion, approximately $4 million is for a new financial system. The new financial system was a previously planned project that supports the Company's growth, provides significant business enablement and eliminates a substantial Year 2000 effort. To date, the Company has incurred approximately $5.4 million ($1.8 million expensed and $3.6 million capitalized) related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

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

Inflation

   The Company does not believe that inflation has had a material effect on the results during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

Liquidity and Capital Resources

   The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sale of its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third-party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

   The Company's working capital increased to $559.2 million at January 30, 1999 from $525.3 million at January 31, 1998. Of this increase, $31.1 million is attributable to higher credit card receivables as the Company internally financed a larger balance of receivables in fiscal 1998. The remaining increase was primarily the result of higher merchandise levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

   In conjunction with the adoption of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the Company established Kohl's Receivable Corporation (KRC), a wholly owned subsidiary of the Company. KRC is a special purpose entity and its assets are legally isolated from the Company. KRC entered into an agreement with a bank, renewable at KRC's request and bank's option, under which it periodically sells, generally with recourse, an undivided interest in a revolving pool of the Company's private label credit card receivables up to a maximum of $225 million. At January 30, 1999, a $113 million interest had been sold under this agreement and reflected as a reduction of accounts receivable as this sale met the requirements of SFAS No. 125.

   Cash provided by operating activities was $230.7 million for fiscal 1998 as compared to cash used in operating activities of $50.2 million for fiscal 1997. Cash provided by operating activities was $103.9 million for fiscal 1996. Excluding changes in operating assets and liabilities, cash provided by operating activities was $265.8 million for fiscal 1998, $199.0 million for fiscal 1997 and $153.4 million for fiscal 1996.

   The Company's capital expenditures were $248.9 during fiscal 1998, $202.7 during fiscal 1997 and $223.4 million during fiscal 1996. The increase in capital expenditures in 1998 is primarily attributable to the Company's remodeling program and new store spending in fiscal 1998. The decrease in expenditures from fiscal 1996 to fiscal 1997 is primarily attributable to the amount of spending for 1997's new stores incurred in 1996 and to the completion of its corporate office construction in 1996.

   In March 1999, the Company purchased the right to occupy 33 store locations previously operated by Caldor Corporation. The Company plans to take possession of the stores after Caldor completes its going out of business sale, and expects that the stores will be open for business in spring 2000. The Company paid $142 million for the right to occupy the stores and expects to invest approximately $165 million more to renovate and refixture the stores. To fund the renovation and refixturing, the Company issued 2,800,000 shares of its common stock to the public in March 1999.

   Total capital expenditures for fiscal 1999 are currently expected to range between $550-$575 million. This estimate includes the purchase of favorable lease rights from Caldor Corporation and renovation and refixturing of the properties. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

   The Company plans to open approximately 40-45 new stores in fiscal 1999. The total cash outlay required for a newly constructed leased store, including capital expenditures, preopening expenses and net working capital, is approximately $5.0 million. The additional cash outlay required for new owned stores will vary depending upon land and sitework costs, but is expected to be approximately $7.5 million per location. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements.

   The Company anticipates that it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements with proceeds from the March 1999 stock offering, current working capital, cash flows from operations, seasonal borrowings under its $300 million revolving credit facility, short-term trade credit and other sources of financing.

   Information in this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to store openings, debt service requirements and planned capital expenditures. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "plans", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon. No assurance can be given that the future results covered by the forward-looking statements will be achieved.

Item 7A       Quantitative and Qualitative Disclosures About Market Risk

   The Company's primary exposure to market risk consists of changes in interest rates on borrowings. At January 30, 1999, the Company's long-term debt excluding capital leases was $264.1 million. Of this amount, $260 million is fixed rate debt.

   Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company intends to refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at January 30, 1999, declined by 100 basis points for fiscal 1999, the Company's interest expense would be reduced by $2.6 million.

   During fiscal 1998, average borrowings under the Company's variable rate revolving credit facility were $10 million. If market interest rates (including LIBOR and commercial paper) on average fiscal 1998 variable rate debt changed by 100 basis points for fiscal 1999, the Company's interest expense would change by $.1 million.

Item 8.              Financial Statements and Supplementary Data

   The financial statements are included in this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   Part III.

Item 10.                   Executive Officers of Registrant

   The information set forth under "Election of Directors" on pages 1-2 and under "Compliance with Sec. 16(a) of the Exchange Act" on page 5 of Registrant's Proxy Statement dated April 19, 1999 is incorporated herein by reference. The executive officers of the Company are as follows:

 Name                   Age                       Position
 ----                   ---                       --------
 Jay H. Baker            64 Director

 Caryn Blanc             41 Executive Vice President--Merchandise Planning and
                            Logistics

 John F. Herma           51 Chief Operating Officer, Secretary and Director

 William S. Kellogg      55 Chairman and Director

 John Lesko              46 Executive Vice President--Chief Information Officer

 Richard Leto            47 Executive Vice President--General Merchandise
                             Manager and Product
                             Development

 Kevin Mansell           46 President and Director

 Arlene Meier            47 Executive Vice President--Chief Financial Officer

 R. Lawrence Montgomery  50 Vice Chairman, Chief Executive Officer and Director

 Jack Moore              44 Executive Vice President--General Merchandise
                            Manager

 Jeffrey Rusinow         44 Executive Vice President--Regional Director of
                             Stores and Store Administration

 Don Sharpin             50 Executive Vice President--Human Resources

 Gary Vasques            51 Executive Vice President--Marketing

   Mr. Baker served as President from 1986-1998. Mr. Baker has announced that he plans to retire on December 31, 1999. During 1999, he will assist in the transition of leadership in merchandising and marketing to Mr. Mansell. Mr. Baker has 36 years of experience in the retail industry.

   Ms. Blanc has served as Executive Vice President--Logistics since 1991 and added Merchandise Planning to her existing responsibilities in February 1999. Ms. Blanc has served in other management positions with the Company since 1988. Ms. Blanc joined the Company in 1978, and has 21 years of experience in the retail industry.

   Mr. Herma has served as Chief Operating Officer since 1986. Mr. Herma joined the Company as Director of Human Resources in 1980 and has 28 years of experience in the retail industry.

   Mr. Kellogg has served as Chairman since 1979 and served as Chief Executive Officer from 1979 to 1998. Mr. Kellogg joined the Company in 1967, and has 32 years of experience in the retail industry.

   Mr. Lesko joined the Company in November 1997. From January 1997 to November 1997, Mr. Lesko served as Senior Vice President, Information Systems of Jack Eckerd Corporation, a division of the J.C. Penney Company. Prior to 1997, Mr. Lesko served as Executive Vice President, Marketing and Information Systems for Thrift Drug, a wholly owned subsidiary of J.C. Penney Company. Mr. Lesko has 24 years of experience in the retail industry.

   Mr. Leto has served as Executive Vice President--General Merchandise Manager since July 1996 and added Product Development to his existing responsibilities in February 1999. Prior to joining the Company, Mr. Leto served as Executive Vice President, Merchandising for the R. H. Macy Corporation. Mr. Leto has 26 years of experience in the retail industry.

   Mr. Mansell was promoted to President and Director in February 1999. Mr. Mansell has served as Executive Vice President--General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 24 years of experience in the retail industry.

   Ms. Meier has served as Executive Vice President--Chief Financial Officer since October 1994. Ms. Meier joined the Company as Vice President--Controller in 1989. Ms. Meier has 23 years of experience in the retail industry.

   Mr. Montgomery was promoted to Chief Executive Officer in February 1999 and has served as Vice Chairman since March 1996. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996. Mr. Montgomery joined the Company as Senior Vice President--Director of Stores in 1988. Mr. Montgomery has 28 years of experience in the retail industry.

   Mr. Moore was promoted to Executive Vice President--General Merchandise Manager in February 1999. Mr. Moore joined the Company in 1997 as a Vice President--Divisional Merchandise Manager. Mr. Moore also served as Senior Vice President of Merchandise Planning and Allocation. Prior to joining the Company, Mr. Moore served in various management positions at Dayton Hudson Department Stores. Mr. Moore has 22 years of experience in the retail industry.

   Mr. Rusinow has served as Executive Vice President--Regional Manager of Stores since January 1998 and added Store Administration to his existing responsibilities in February 1999. Mr. Rusinow has served in other management positions with the Company since joining the Company in 1994. Prior to joining the Company, Mr. Rusinow served as Executive Vice President, Stores and Merchandising for the department store division of Hudson's Bay Company, based in Toronto, Canada. Mr. Rusinow has 21 years of experience in the retail industry.

   Mr. Sharpin has served as Executive Vice President--Human Resources since August 1998 and in other management positions with the Company since joining the Company in 1988. Mr. Sharpin has 20 years of experience in the retail industry.

   Mr. Vasques has served as Executive Vice President--Marketing since December 1995. Prior to joining the Company, Mr. Vasques served as Senior Vice President--Marketing of Caldor from 1991 to November 1995. Mr. Vasques has 29 years of experience in the retail industry.

Item 11.                        Executive Compensation

   The information set forth under "Executive Compensation" on pages 6-9 of Registrant's Proxy Statement dated April 19, 1999 is incorporated herein by reference. Compensation of directors as set forth under "Director Committees and Compensation" on page 3 of Registrant's Proxy Statement dated April 19, 1999 is incorporated herein by reference.

Item 12.                     Beneficial Ownership of Stock

   The information set forth under "Beneficial Ownership of Shares" on pages 4-5 of Registrant's Proxy Statement dated April 19, 1999 is incorporated herein by reference.

Item 13.            Certain Relationships and Related Transactions

   The information set forth under "Compensation Committee Interlocks and Insider Participation" on page 3, and "Other Agreements" on page 9 of Registrant's Proxy Statement dated April 19, 1999 is incorporated herein by reference.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND SCHEDULE OF KOHL'S CORPORATION

                                                                            Page
                                                                            ----
Consolidated Financial Statements
  Report of Independent Auditors...........................................  F-2
  Consolidated Balance Sheets..............................................  F-3
  Consolidated Statements of Income........................................  F-4
  Consolidated Statements of Changes in Shareholders' Equity...............  F-5
  Consolidated Statements of Cash Flows....................................  F-6
  Notes to Consolidated Financial Statements...............................  F-7

Financial Statement Schedule
  Schedule II--Valuation and Qualifying Accounts........................... F-18

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kohl's Corporation

   We have audited the accompanying consolidated balance sheets of Kohl's Corporation and subsidiaries (the Company) as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 5, 1999, except for
 Note 12 for which the date is
 March 18, 1999

                               KOHL'S CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                           January    January
                                                           30, 1999   31, 1998
                                                          ---------- ----------
                                                             (In Thousands)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................. $    2,858 $   44,161
  Short-term investments.................................     26,736        --
  Accounts receivable trade, net.........................    270,704    239,617
  Merchandise inventories................................    617,362    515,790
  Deferred income taxes..................................     14,412      6,615
  Other..................................................      7,366      5,259
                                                          ---------- ----------
    Total current assets.................................    939,438    811,442
Property and equipment, net..............................    933,011    749,649
Other assets.............................................     25,027     12,643
Favorable lease rights...................................     13,681     15,849
Goodwill.................................................     24,938     30,138
                                                          ---------- ----------
    Total assets......................................... $1,936,095 $1,619,721
                                                          ========== ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable....................................... $  212,926 $  150,679
  Accrued liabilities....................................    117,200     95,185
  Income taxes payable...................................     48,572     38,482
  Current portion of long-term debt......................      1,533      1,845
                                                          ---------- ----------
    Total current liabilities............................    380,231    286,191
Long-term debt...........................................    310,912    310,366
Deferred income taxes....................................     53,787     45,104
Other long-term liabilities..............................     28,386     23,278
Shareholders' equity:
  Common stock--$.01 par value, 400,000,000 shares
   authorized, 158,394,735 and 157,757,956 shares issued
   at January 30, 1999 and January 31, 1998,
   respectively..........................................      1,584      1,578
  Paid-in capital........................................    504,275    488,550
  Retained earnings......................................    656,920    464,654
                                                          ---------- ----------
    Total shareholders' equity...........................  1,162,779    954,782
                                                          ---------- ----------
    Total liabilities and shareholders' equity........... $1,936,095 $1,619,721
                                                          ========== ==========

                             See accompanying notes

                               KOHL'S CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  Fiscal Year Ended
                           ----------------------------------
                            January     January     February
                            30, 1999    31, 1998    1, 1997
                           ----------  ----------  ----------
                           (In Thousands, Except Per Share
                                        Data)
Net sales................. $3,681,763  $3,060,065  $2,388,221
Cost of merchandise sold..  2,447,301   2,046,468   1,608,688
                           ----------  ----------  ----------
Gross margin..............  1,234,462   1,013,597     779,533
Operating expenses:
  Selling, general and
   administrative.........    810,162     678,793     536,226
  Depreciation and
   amortization...........     64,849      52,180      38,815
  Goodwill amortization...      5,200       5,200       5,200
  Preopening expenses.....     16,388      18,589      10,302
                           ----------  ----------  ----------
Total operating expenses..    896,599     754,762     590,543
                           ----------  ----------  ----------
Operating income..........    337,863     258,835     188,990
Other (income) expense:
  Interest expense........     22,672      24,261      17,745
  Amortization of deferred
   financing costs........        200         344         201
  Interest income.........     (1,758)       (833)       (324)
                           ----------  ----------  ----------
Income before income
 taxes....................    316,749     235,063     171,368
Provision for income
 taxes....................    124,483      93,790      68,890
                           ----------  ----------  ----------
Net income................ $  192,266  $  141,273  $  102,478
                           ==========  ==========  ==========
Net income per share:
  Basic................... $     1.22  $     0.93  $     0.69
  Diluted................. $     1.18  $     0.91  $     0.68


                             See accompanying notes

                               KOHL'S CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                  Common Stock                        Total
                                 -------------- Paid-in  Retained Shareholders'
                                 Shares  Amount Capital  Earnings    Equity
                                 ------- ------ -------- -------- -------------
                                                 (In Thousands)
Balance at February 3, 1996..... 147,473 $1,475 $188,260 $220,903  $  410,638
Exercise of stock options.......     367      3    3,102      --        3,105
Income tax benefits of stock
 options........................     --     --     1,250      --        1,250
Net income......................     --     --       --   102,478     102,478
                                 ------- ------ -------- --------  ----------
Balance at February 1, 1997..... 147,840  1,478  192,612  323,381     517,471
Issuance of common shares.......   9,141     92  282,776      --      282,868
Exercise of stock options.......     777      8    7,062      --        7,070
Income tax benefit of stock
 options........................     --     --     6,100      --        6,100
Net income......................     --     --       --   141,273     141,273
                                 ------- ------ -------- --------  ----------
Balance at January 31, 1998..... 157,758  1,578  488,550  464,654     954,782
Exercise of stock options.......     637      6    5,880      --        5,886
Income tax benefit of stock
 options........................     --     --     9,845      --        9,845
Net income......................     --     --       --   192,266     192,266
                                 ------- ------ -------- --------  ----------
Balance at January 30, 1999..... 158,395 $1,584 $504,275 $656,920  $1,162,779
                                 ======= ====== ======== ========  ==========


                             See accompanying notes

                               KOHL'S CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
                                                      (In Thousands)
Operating activities
Net income................................   $ 192,266   $ 141,273   $ 102,478
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization...........      70,249      57,724      44,216
  Deferred income taxes...................         886      (2,786)      4,870
  Other noncash charges...................       2,353       2,784       1,843
  Changes in operating assets and
   liabilities:
    Accounts receivable trade.............     (31,087)   (212,906)    (26,181)
    Merchandise inventories...............    (101,572)    (92,583)   (102,635)
    Other current assets..................      (2,107)      1,144         231
    Accounts payable......................      62,247      24,318      56,904
    Accrued and other long-term
     liabilities..........................      27,366      17,795      18,339
    Income taxes payable..................      10,090      13,012       3,842
                                             ---------   ---------   ---------
Net cash provided by (used in) operating
 activities...............................     230,691     (50,225)    103,907
Investing activities
Acquisition of property and equipment.....    (248,878)   (202,735)   (223,423)
Proceeds from sale of property and
 equipment................................       1,292         295         752
Purchase of short-term investments, net...     (26,736)        --          --
Other.....................................     (14,587)     (6,534)     (2,063)
                                             ---------   ---------   ---------
Net cash used in investing activities.....    (288,909)   (208,974)   (224,734)
Financing activities
Proceeds from public debt offering........         --          --      200,000
Net borrowings (repayments) under credit
 facilities...............................       1,600         --      (74,000)
Payment of financing fees on debt.........         --         (101)     (2,011)
Repayment of other long-term debt, net....        (416)     (1,483)     (1,430)
Net proceeds from issuance of common
 shares...................................      15,731     296,038       4,355
                                             ---------   ---------   ---------
Net cash provided by financing activities.      16,915     294,454     126,914
                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash
 and equivalents..........................     (41,303)     35,255       6,087
Cash and cash equivalents at beginning of
 period...................................      44,161       8,906       2,819
                                             ---------   ---------   ---------
Cash and cash equivalents at end of
 period...................................   $   2,858   $  44,161   $   8,906
                                             =========   =========   =========

                             See accompanying notes

                              KOHL'S CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               January 30, 1999

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

Accounting Period

   The Company's fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended January 30, 1999 (fiscal 1998), January 31, 1998 (fiscal
1997) and February 1, 1997 (fiscal 1996), which all include 52 weeks.

Cash Equivalents

   Cash equivalents represent debt securities with an original maturity of three months or less, which are held to maturity. Debt securities are stated at cost which approximates market value.

Short-term Investments

   Short-term investments are classified as available-for-sale securities and are highly liquid debt instruments. These securities have a put option feature that allows the Company to liquidate the investments at its discretion. These investments are stated at cost, which approximates market value.

Inventories

   Merchandise inventories are valued at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $1,921,000 higher at January 30, 1999, and $4,783,000 higher at January 31, 1998 if they had been valued using the first-in, first-out (FIFO) method.

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

             Buildings and improvements...  20-40 years
             Store fixtures and equipment.   3-20 years
             Property under capital
              leases......................  20-40 years

   Construction in progress includes land and improvements for locations not yet opened at the end of each fiscal year.

                              KOHL'S CORPORATION

1. Business and Summary of Accounting Policies (continued)

Favorable Lease Rights

   Favorable lease rights are being amortized over a composite average life, including options, of 20 years and reflect accumulated amortization of $18,820,000 at January 30, 1999 and $17,350,000 at January 31, 1998.

Goodwill

   Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization was $52,466,000 at January 30, 1999 and $47,266,000 at January 31, 1998.

Long-Lived Assets

   The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable leasehold rights and goodwill ) are present and determines that if such indicators are present whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of January 30, 1999 and January 31, 1998, and determined that there was no significant impact on the Company's results of operations.

Preopening Costs

   Costs associated with the opening of new stores have been accumulated for the period prior to opening and expensed in conjunction with the grand opening period. The expenses relate to the costs associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitation and processing and transporting initial store merchandise. Effective January 30, 1999, the Company wrote off all previously deferred pre-opening costs ($1.0 million) and, pursuant to Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", will expense all future pre-opening costs as incurred.

Advertising

   Advertising costs are expensed as incurred and totaled $147,619,000, $117,879,000 and $90,660,000 in fiscal 1998, 1997 and 1996, respectively.

Income Taxes

   Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Net Income Per Share

   The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows (in thousands):

                                                             Fiscal Year
                                                       -----------------------
                                                        1998    1997    1996
                                                       ------- ------- -------
      Denominator for basic earnings per share--
       weighted average shares........................ 158,067 152,471 147,705
      Employee stock options..........................   4,566   3,606   2,300
                                                       ------- ------- -------
      Denominator for diluted earnings per share...... 162,633 156,077 150,005
                                                       ======= ======= =======

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

Comprehensive Income

   In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Net income for the fiscal years 1998, 1997 and 1996 is the same as comprehensive income defined pursuant to SFAS 130.

2. Selected Balance Sheet Information

   Property and equipment consist of the following:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In Thousands)
      Land.............................................. $   98,491   $ 78,332
      Buildings and improvements........................    505,475    389,665
      Store fixtures and equipment......................    377,772    334,068
      Property under capital leases.....................     55,700     58,569
      Construction in progress..........................    104,042     65,900
                                                         ----------   --------
      Property and equipment, at cost...................  1,141,480    926,534
      Less accumulated depreciation.....................    208,469    176,885
                                                         ----------   --------
                                                         $  933,011   $749,649
                                                         ==========   ========

   Accrued liabilities consist of the following:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In Thousands)
      Payroll and related fringe benefits...............  $ 24,565     $22,007
      Sales and property taxes..........................    33,761      30,717
      Other accruals....................................    58,874      42,461
                                                          --------     -------
                                                          $117,200     $95,185
                                                          ========     =======

3. Accounts Receivable Financing

   In 1996, the Company had an agreement with a bank under which it periodically sold, generally with recourse, an undivided interest in a revolving pool of its private label credit card receivables. The income and expense on the entire pool of receivables was recorded in selling, general and administrative expenses when earned or incurred.

   Effective for all transactions occurring after December 31, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for sales, securitizations and

                               KOHL'S CORPORATION

3. Accounts Receivable Financing (continued) servicing of receivables and other financial assets. The adoption of SFAS No. 125 did not have a material effect on the Company.

   In conjunction with the adoption of SFAS No. 125, the Company established Kohl's Receivable Corporation (KRC), a wholly owned subsidiary of the Company. KRC is a special purpose entity as defined in SFAS No. 125, and its assets are legally isolated from the Company. On January 30, 1997, the Company repurchased the private label credit card receivables previously sold to a bank. The Company then sold or contributed all of its receivables to KRC. The Company continues to sell all of its receivables to KRC without recourse as defined in SFAS No. 125. Similar to the agreement the Company previously had with a bank, KRC entered into a one year agreement with the same bank, renewable at KRC's request and bank's option, under which KRC periodically sells, generally with recourse, an undivided interest in the revolving pool of the Company's private label credit card receivables up to a maximum of $225 million. The agreement contains certain covenants which require KRC to maintain a minimum portfolio quality. Based on this two-tier structure of selling receivables by the Company to KRC and from KRC to the bank, and a supporting legal opinion, the true sale requirements of SFAS No. 125 were met.

   At January 30, 1999 and January 31, 1998, a $113.0 million and $43.5 million interest, respectively, had been sold under this agreement and reflected as a reduction of accounts receivable as the respective sales met the requirements of SFAS No. 125. The Company maintains an allowance for doubtful accounts for retained receivables based upon management's estimates of the Company's risk of credit loss which totaled $4.1 million and $4.7 million at January 30, 1999 and January 31, 1998, respectively.

   The revenue from the credit program, net of expenses is summarized below and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. In fiscal 1996, the Company has reflected the income and expense for all receivables (sold and unsold) in the schedule. Subsequent to January 30, 1997, this income and expense is presented only for receivables not sold by KRC to the bank. Pursuant to SFAS No. 125 requirements and the new structure put in place, once the receivables are sold to the bank, the Company retains no rights in bad debts or finance charge income for financial statement purposes. As this income and expense is no longer an income or expense item of the Company, it has not been presented as part of the Company's results of operations.

                                                              Fiscal Year
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                            (In Thousands)
      Finance charges and other income................. $38,744 $16,528 $33,859
      Operating expenses:
        Cost of financing program......................     --      --   10,816
        Provision for doubtful accounts................   7,831   4,502  11,493
        Other credit and collection expenses...........  10,740   5,477  11,375
                                                        ------- ------- -------
          Total operating expenses.....................  18,571   9,979  33,684
                                                        ------- ------- -------
      Net revenue of credit program included in
       selling, general and administrative expenses.... $20,173 $ 6,549 $   175
                                                        ======= ======= =======

   For fiscal years 1998, 1997 and 1996, the average interest in receivables sold to the bank was $120 million, $154 million and $168 million, respectively. This represents 37%, 64% and 88% of the average receivables outstanding during the respective periods.

                               KOHL'S CORPORATION

4. Debt

   Debt consists of the following:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In Thousands)
      Senior notes......................................  $ 60,000    $ 60,000
      Public offered debt...............................   200,000     200,000
      Capital leases....................................    48,392      50,827
      Other.............................................     4,053       1,384
                                                          --------    --------
      Total debt........................................   312,445     312,211
      Less current portion..............................     1,533       1,845
                                                          --------    --------
          Total long-term debt..........................  $310,912    $310,366
                                                          ========    ========

   The Company has issued $60 million of 6.57% unsecured senior notes. The notes will mature in 2004, with required prepayments due each year beginning March 31, 2000. The notes contain various covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests.

   The public offered debt consists of $100 million of non-callable 6.70% unsecured senior notes which mature on February 1, 2006 and $100 million of non-callable 7.375% unsecured senior notes which mature on October 15, 2011.

   The Company, using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements, estimates the fair value of the senior notes and the publicly offered debt to be approximately $62 million and $217 million, respectively, at January 30, 1999.

   The Company has a $300 million unsecured revolving bank credit facility (the Credit Facility) which matures on June 13, 2003. The Credit Facility can be extended each year for an additional one year with the banks' consents provided that the Company meets certain financial covenants. Depending on the type of advance, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, depending on the Company's long-term unsecured debt rating; or the agent bank's base rate. A facility fee of 0.07% to 0.225%, depending on the Company's long-term unsecured debt rating, is charged on the entire commitment. As of January 30, 1999, the facility fee was 0.09%. The Credit Facility contains various covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests. No amounts were outstanding under this facility at January 30, 1999 or January 31, 1998.

   Interest payments were $22,950,000, $24,158,000, $11,754,000 in fiscal 1998,
1997 and 1996, respectively.

   Annual maturates of long-term debt, excluding capital lease obligations, for the next five years are: $301,000 in 1999; $10,412,000 in 2000; $15,333,000 in
2001, $15,340,000 in 2002 and $11,740,000 in 2003.

5. Commitments

   The Company leases property and equipment. Many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that range from two additional five-year periods to eight ten-year periods.

                              KOHL'S CORPORATION

5. Commitments (Continued)

   Rent expense charged to operations was $89,508,000, $72,286,000 and $52,848,000 in fiscal 1998, 1997 and 1996, respectively. Rent expense includes contingent rents, based on sales, of $4,209,000, $3,847,000 and $3,485,000 in fiscal 1998, 1997 and 1996, respectively.

   Rent expense incurred on store leases with various entities owned by a director of the Company and his affiliates, which is included in the total rent expense above, was $4,323,000, $3,789,000, and $3,741,000 in fiscal 1998,
1997 and 1996, respectively.

   Leased property under capital leases consists of the following:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In Thousands)
      Buildings and improvements........................   $55,700     $58,569
      Less accumulated depreciation.....................    15,177      14,750
                                                           -------     -------
                                                           $40,523     $43,819
                                                           =======     =======

   Future minimum lease payments at January 30, 1999, under leases that have initial or remaining noncancellable terms in excess of one year, are as follows:

                                                            Capital  Operating
                                                             Leases    Leases
                                                            -------- ----------
                                                              (In Thousands)
      Fiscal year:
        1999............................................... $  6,558 $   94,143
        2000...............................................    6,641     99,902
        2001...............................................    6,613     96,327
        2002...............................................    6,631     94,575
        2003...............................................    6,525     94,839
        Thereafter.........................................   87,102  1,295,168
                                                            -------- ----------
                                                             120,070 $1,774,954
                                                                     ==========
      Less amount representing interest....................   71,678
                                                            --------
      Present value of minimum lease payments.............. $ 48,392
                                                            ========

   Included in the operating lease schedule above is $453,635,000 of minimum lease payments for stores that will open in 1999 and 2000.

6. Benefit Plans

   The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $3,300,000, $2,610,000 and $1,734,000 in fiscal 1998, 1997 and 1996, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the income per share computations.

   The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. Total expense was $2,531,000, $2,221,000 and $1,755,000 in fiscal 1998, 1997 and 1996, respectively. In addition, beginning in 1996 the Company made defined annual contributions to the

                              KOHL'S CORPORATION

6. Benefit Plans (Continued)
savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. Total expense was $3,629,000, $2,978,000 and $2,395,000 in fiscal 1998, 1997 and 1996, respectively.

   On April 12, 1996, the Company terminated a defined benefit pension plan, and subsequently settled the accumulated benefit obligation. Employees were offered the choice of transferring the lump sum value of pension benefits to the Kohl's savings plan or having a nonparticipant annuity contract purchased for them. Defined benefits are not provided under any successor plan and the plan ceased to exist as an entity. As a result of the termination, the Company recognized a gain of $1,540,000 in fiscal 1996. Pension expense, exclusive of the gain on termination, totaled $470,000.

7. Income Taxes

   Deferred income taxes consist of the following:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In Thousands)
      Deferred tax liabilities--
        Property and equipment..........................   $65,773     $53,034
      Deferred tax assets:
        Merchandise inventories.........................     9,684       1,013
        Accrued and other liabilities...................    11,360       9,138
        Accrued rent liability..........................     5,354       4,394
                                                           -------     -------
                                                            26,398      14,545
                                                           -------     -------
          Net deferred tax liability....................   $39,375     $38,489
                                                           =======     =======

   The components of the provision (credit) for income taxes are as follows:

                                                             Fiscal Year
                                                       -------------------------
                                                         1998    1997     1996
                                                       -------- -------  -------
                                                            (In Thousands)
      Current Federal................................. $104,336 $82,184  $53,105
      Current State...................................   19,261  14,392   10,915
      Deferred........................................      886  (2,786)   4,870
                                                       -------- -------  -------
                                                       $124,483 $93,790  $68,890
                                                       ======== =======  =======

   The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

                                                           Fiscal Year
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
      Provision at statutory rate..................      35.0%    35.0%    35.0%
      State income taxes, net of federal tax
       benefit.....................................       3.9      4.2      4.5
      Goodwill amortization........................       0.6      0.8      1.1
      Other........................................       (.2)     (.1)     (.4)
                                                     --------  -------  -------
      Provision for income taxes...................      39.3%    39.9%    40.2%
                                                     ========  =======  =======
      Amounts paid for income taxes (In Thousands).  $103,628  $74,826  $58,230
                                                     ========  =======  =======

                              KOHL'S CORPORATION

8. Preferred and Common Stock

   The Company's authorized capital stock includes 10,000,000 shares of $.01 par value preferred stock of which none have been issued.

   On March 9, 1998, the Company's Board of Directors declared a 2 for 1 stock split effected in the form of a stock dividend on the Company's common stock. Shareholders' equity, and all share and per share amounts have been retroactively adjusted to reflect this dividend.

   The 1992 and 1994 Long-Term Compensation Plans provide for the granting of options to purchase shares of the Company's common stock to officers and key employees. The 1997 Stock Option Plan provides for granting of similar stock options to outside directors. The following table presents the number of options initially authorized and options available to grant under each of the plans:

                                 1992 Plan  1994 Plan  1997 Plan   Total
                                 ---------- ---------- --------- ----------
      Options initially
       authorized............... 11,400,000 12,000,000  200,000  23,600,000
      Options available for
       grant:
        January 31, 1998........    235,548  9,089,050  160,000   9,484,598
        January 30, 1999........     52,739  7,727,525  160,000   7,940,264

   Generally, 25% of the options become exercisable one year after their respective grant date and another 25% becomes exercisable each succeeding year. Options which are surrendered or terminated without issuance of shares are available for future grants.

   The following table summarizes the Company's stock options at January 30, 1999, January 31, 1998 and February 1, 1997 and the changes for the years then ended:

                                                    Number of   Weighted Average
                                                     Options     Exercise Price
                                                    ----------  ----------------
      Balance at February 3, 1996..................  8,920,852       $ 9.56
        Granted....................................  2,828,450        17.11
        Surrendered................................   (439,512)        9.43
        Exercised..................................   (367,214)        8.49
                                                    ----------       ------
      Balance at February 1, 1997.................. 10,942,576        11.57
        Granted....................................  2,225,910        33.12
        Surrendered................................   (279,310)       14.63
        Exercised..................................   (776,802)        9.37
                                                    ----------       ------
      Balance at January 31, 1998.................. 12,112,374        15.58
        Granted....................................  1,709,125        57.70
        Surrendered................................   (164,791)       26.55
        Exercised..................................   (636,779)       10.01
                                                    ----------       ------
      Balance at January 30, 1999.................. 13,019,929       $21.28
                                                    ==========       ======

   Options exercisable:

                                                                Weighted Average
                                                       Shares    Exercise Price
                                                      --------- ----------------
      January 30, 1999............................... 7,014,805      $12.11
      January 31, 1998............................... 5,522,000      $ 9.71
      February 1, 1997............................... 4,281,000      $ 8.21

                              KOHL'S CORPORATION

8. Preferred and Common Stock (continued)

   Exercise prices for options outstanding at January 30, 1999, ranged from $3.50-$61.75. Additional information related to these options segregated by exercise price range is as follows:

                                                      Exercise Price Range
                                                  -----------------------------
                                                  $3.50 to  $12.00 to $30.00 to
                                                   $11.99    $29.99    $61.75
                                                  --------- --------- ---------
Options outstanding.............................. 4,296,263 5,060,941 3,662,725
Weighted average exercise price of options
 outstanding.....................................     $8.15    $15.24    $45.01
Weighted average remaining contractual life of
 options outstanding.............................       4.7       7.0      14.3
Options exercisable.............................. 3,780,413 2,810,056   424,336
Weighted average exercise price of options
 exercisable.....................................     $8.03    $14.30    $34.00

   The Company continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company did calculate the pro forma effect on net income and net income per share of accounting for employee stock options under the fair value method proscribed by SFAS No. 123 in the table below. The weighted-average fair values of options granted during fiscal 1998, 1997 and 1996 were estimated using a Black-Scholes option pricing model to be $26.83, $15.19, and $7.42, respectively. The model used the following assumptions for all years: risk free interest rate of 5.0%; dividend yield of 0%; volatility factors of the Company's common stock of 30%; and a 7-8 year expected life of the option.

                                                            Fiscal Year
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
      Pro forma net income.......................... $183,785 $137,320 $100,814
      Pro forma net income per share:
        Basic....................................... $   1.16 $   0.90 $   0.68
        Diluted..................................... $   1.14 $   0.89 $   0.68

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

                               KOHL'S CORPORATION

10. Quarterly Financial Information (Unaudited)

                                                Fiscal Year 1998
                                ------------------------------------------------
                                 First    Second   Third     Fourth     Total
                                -------- -------- -------- ---------- ----------
                                     (In Thousands, Except Per Share Data)
Net sales...................... $744,571 $758,747 $888,897 $1,289,548 $3,681,763
Gross margin...................  253,469  256,577  299,622    424,794  1,234,462
Net income.....................   26,848   31,348   40,008     94,062    192,266
Basic net income per share.....      .17      .20      .25        .59       1.22
Diluted net income per share...      .17      .19      .25        .58       1.18

                                                Fiscal Year 1997
                                ------------------------------------------------
                                 First    Second   Third     Fourth     Total
                                -------- -------- -------- ---------- ----------
                                     (In Thousands, Except Per Share Data)
Net sales...................... $600,547 $623,937 $757,773 $1,077,808 $3,060,065
Gross margin...................  203,170  208,085  253,881    348,461  1,013,597
Net income.....................   15,308   20,841   32,526     72,598    141,273
Basic net income per share.....      .10      .14      .21        .46        .93
Diluted net income per share...      .10      .14      .20        .45        .91

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

                                                                 Fiscal Year
                                                               ----------------
      LIFO (Credit) Expense                                     1998     1997
      ---------------------                                    -------  -------
                                                               (In Thousands)
      Quarter
        First................................................. $ 1,861  $ 1,501
        Second................................................   1,896    1,560
        Third.................................................   1,900    1,895
        Fourth................................................  (8,519)  (5,049)
                                                               -------  -------
          Total year.......................................... $(2,862) $   (93)
                                                               =======  =======

   The Company estimates its LIFO provision throughout the year based on expected inflation. The provision is adjusted to actual inflation indices at year-end.

11. Related Parties

   A director of the Company is also a shareholder of a law firm which performs legal services for the Company. Legal fees incurred with this law firm totaled approximately $657,000, $505,000 and $920,000 in fiscal 1998, 1997 and 1996, respectively.

   Another director was previously affiliated with an investment banker which has performed services for the Company. Investment banker fees incurred with this investment banker totaled approximately $8.8 million and $1.3 million in fiscal 1997 and 1996, respectively. No fees were paid in fiscal 1998.

                              KOHL'S CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

12. Subsequent Events

   In March 1999, the Company purchased the right to occupy 33 store locations previously operated by Caldor Corporation. The Company plans to take possession of the stores after Caldor completes its going out of business sale, and expects that the stores will be open for business in spring 2000. The Company paid $142 million for the rights to occupy the stores and expects to invest approximately $165 million more to renovate and refixture the stores. To fund the renovation and refixturing of the former Caldor stores, the Company issued 2,800,000 shares of its common stock to the public in March 1999 for net proceeds of approximately $199 million.

                               KOHL'S CORPORATION

                                  SCHEDULE II

                       Valuation and Qualifying Accounts
                             (Dollars in Thousands)

                                                        Years Ended
                                            -----------------------------------
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
Accounts Receivable--Allowances:
  Balance at Beginning of Period...........   $ 4,669     $   700    $  4,513
  Charged to Costs and Expenses............     7,831       4,502      11,493
  Deductions--Bad Debts Written off, Net of
   Recoveries and Other Allowances.........    (7,668)     (4,357)    (10,908)
  Other (1)................................      (763)      3,824      (4,398)
                                              -------     -------    --------
Balance at End of Period...................   $ 4,069     $ 4,669    $    700
                                              =======     =======    ========

--------
(1) Adjustment to the accounts receivable allowance for receivables sold pursuant to SFAS No. 125.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,


                                  Kohl's Corporation


                                  By: /s/ William S. Kellogg
                                     -------------------------------------
                                      William S. Kellogg
                                      Chairman of the Board


Dated: April 19, 1999
       -------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William S. Kellogg                       /s/ Frank Sica
------------------------------------         --------------------------------
William S. Kellogg                           Frank Sica
Chairman and Director                        Director

/s/ Jay H. Baker                             /s/ Herbert Simon
------------------------------------         --------------------------------
Jay H. Baker                                 Herbert Simon
Director                                     Director

/s/ John F. Herma                            /s/ Peter M. Sommerhauser
------------------------------------         --------------------------------
John F. Herma                                Peter M. Sommerhauser
Chief Operating Officer and Director         Director

/s/ R. Lawrence Montgomery                   /s/ R. Elton White
------------------------------------         --------------------------------
R. Lawrence Montgomery                       R. Elton White
Vice Chairman, Chief Executive Officer       Director
and Director

/s/ Kevin Mansell                            /s/ James Ericson
------------------------------------         --------------------------------
Kevin Mansell                                James Ericson
President and Director                       Director

/s/ Arlene Meier
------------------------------------
Arlene Meier
Chief Financial Officer (Principal
Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

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

4.2 Amendment to Revolving Credit Agreement dated as of June 5, 1998, incorporated herein by reference to Exhibit 4.1 of the Company's registration statement on Form S-3 (File No. 333-73257).

4.3 Certain other long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 4 and not filed herewith.

10.1 Employment Agreement between the Company and William S. Kellogg, incorporated herein by reference to Exhibit 10.6 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.2 Employment Agreement between the Company and Jay H. Baker, incorporated herein by reference to Exhibit 10.7 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.3 Employment Agreement between the Company and John F. Herma, incorporated herein by reference to Exhibit 10.8 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.4 Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.5      Executive Medical Plan, incorporated herein by reference to Exhibit
          10.9 of the Company's registration statement on Form S-1 (File No. 33-46883).*

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

_________________________

* A management contract or compensatory plan or arrangement.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------


10.9      1992 Long Term Compensation Plan, incorporated herein by reference to
          Exhibit 10.13 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.10     1994 Long-Term Compensation Plan, incorporated herein by reference to
          Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.11 1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company's registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.12 Amended and Restated Agreements dated December 10, 1998 between the Company and Ms. Blanc.*

10.13 Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Mansell.*

10.14 Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Montgomery.*

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

10.19 Amendment 4 to Receivables Purchase Agreement, dated as of January 29, 1998, incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

10.20     Amendment 5 to Receivables Purchase Agreement, dated as of January 28,
          1999.

12.1      Statement regarding calculation of ratio of earnings to fixed charges.

13.1      1998 Annual Report.

21.1      Subsidiaries of the Registrant.

24.1      Consent of Ernst & Young LLP.

27. Financial Data Schedules - Article 5 of Regulation S-X, 12 months ended January 30, 1999.

_________________________

* A management contract or compensatory plan or arrangement.