Form 10-Q
period 1999-05-01
KOHLS CORPORATION
filed 1999-06-14
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended      May 1, 1999
                               ----------------------------------

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

Yes   X      No ______
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 8, 1999 Common Stock,
                                                    --------------------------
Par Value $.01 per Share, 162,803,837 shares Outstanding.
--------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          May 1, 1999, January 30, 1999 and
          May 2, 1998                                            3

          Condensed Consolidated Statements of Income
          for the Three Months Ended May 1, 1999
          and May 2, 1998                                        4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Three Months
          Ended May 1, 1999                                      5

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          May 1, 1999 and May 2, 1998                            6

          Notes to Condensed Consolidated Financial
          Statements                                             7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9-14


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of                     15
          Security Holders

Item 6    Exhibits and Reports on Form 8-K                       16

          Signatures                                             17

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      May 1,             January 30,            May 2,
                                                                       1999                 1999                 1998
                                                                   -------------------------------------------------------
                                                                    (Unaudited)           (Audited)           (Unaudited)
                                                                                       (In thousands)
                       Assets
                       ------

Current assets:
      Cash and cash equivalents                                    $     2,960          $     2,858          $     2,551
      Short-term investments                                            15,000               26,736               15,000
      Accounts receivable trade, net                                   235,764              270,704              183,079
      Merchandise inventories                                          721,955              617,362              623,486
      Income taxes receivable                                           12,680                    -                    -
      Deferred income taxes                                             14,548               14,412                5,226
      Other                                                             14,130                7,366                8,335
                                                                   -----------          -----------          -----------
                  Total current assets                               1,017,037              939,438              837,677

Property and equipment, net                                            984,831              933,011              781,325
Other assets                                                            28,930               25,027               16,181
Favorable lease rights                                                 141,053               13,681               15,388
Goodwill                                                                23,638               24,938               28,838
                                                                   -----------          -----------          -----------
                  Total assets                                     $ 2,195,489          $ 1,936,095          $ 1,679,409
                                                                   ===========          ===========          ===========

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
         Accounts payable                                          $   237,079          $   212,926          $   209,403
         Accrued liabilities                                           108,036              117,200               84,479
         Income taxes payable                                                -               48,572               17,358
         Current portion of long-term debt                               1,578                1,533                1,845
                                                                   -----------          -----------          -----------
                  Total current liabilities                            346,693              380,231              313,085

Long-term debt                                                         308,878              310,912              311,142
Deferred income taxes                                                   56,670               53,787               46,185
Other long-term liabilities                                             28,520               28,386               25,931

Shareholders' equity
         Common stock-$.01 par value, 400,000,000 shares
           authorized, 162,762,962, 158,394,735, and
           157,947,202 issued at May 1, 1999, January 30,
           1999 and May 2, 1998, respectively.                           1,628                1,584                1,579
         Paid-in capital                                               756,861              504,275              489,985
         Retained earnings                                             696,239              656,920              491,502
                                                                   -----------          -----------          -----------
                  Total shareholders' equity                         1,454,728            1,162,779              983,066
                                                                   -----------          -----------          -----------
                  Total liabilities and shareholders' equity       $ 2,195,489          $ 1,936,095          $ 1,679,409
                                                                   ===========          ===========          ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                3 Months               3 Months
                                                               (13 Weeks)             (13 Weeks)
                                                                  Ended                  Ended
                                                                  May 1,                 May 2,
                                                                   1999                   1998
                                                            ------------------------------------
                                                            (In thousands except per share data)

Net sales                                                    $   910,256            $   744,571
Cost of merchandise sold                                         597,128                491,102
                                                             -----------            -----------
Gross margin                                                     313,128                253,469
Operating expenses:
         Selling, general, and administrative                    216,032                180,353
         Depreciation and amortization                            18,577                 14,984
         Goodwill amortization                                     1,300                  1,300
         Preopening expenses                                       7,945                  7,542
                                                             -----------            -----------
Operating income                                                  69,274                 49,290

Interest expense, net                                              5,132                  5,059
                                                             -----------            -----------
Income before income taxes                                        64,142                 44,231
Provision for income taxes                                        24,823                 17,383
                                                             -----------            -----------

Net income                                                       $39,319                $26,848
                                                             ===========            ===========

Earnings per share:

         Basic
                     Net income                                    $0.25                  $0.17
                     Average number of shares                    160,436                157,867

         Diluted
                     Net income                                    $0.24                  $0.17
                     Average number of shares                    165,376                162,181

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                         Common Stock             Paid-In         Retained
                                                 ---------------------------
                                                    Shares         Amount         Capital         Earnings          Total
                                                 ------------    -----------   -------------   -------------     ------------
                                                                              (In thousands)
Balance at January 30, 1999                          158,395          $1,584       $504,275        $656,920       $1,162,779


Issuance of common shares                              2,800              28        199,598               -          199,626


Exercise of stock options                              1,568              16         13,394               -           13,410


Income tax benefit from stock options                      -               -         39,594               -           39,594

Net income                                                 -               -              -          39,319           39,319
                                                 -----------     -----------  -------------   -------------     ------------

Balance at May 1, 1999                               162,763          $1,628       $756,861        $696,239       $1,454,728
                                                 ===========     ===========  =============   =============     ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           3 Months                     3 Months
                                                                                          (13 Weeks)                   (13 Weeks)
                                                                                             Ended                       Ended
                                                                                          May 1, 1999                 May 2, 1998
                                                                                          ---------------------------------------
                                                                                                       (In thousands)

         Operating activities
         Net income                                                                             $39,319                   $26,848
         Adjustments to reconcile net income to net
           cash provided by (used in) operating activities
                     Depreciation and amortization                                               19,927                    16,335
                     Deferred income taxes                                                        2,747                     2,470
                     Other noncash charges                                                          732                     1,234
                     Changes in operating assets and liabilities:
                       Accounts receivable                                                       34,940                    56,538
                       Merchandise inventories                                                 (104,593)                 (107,696)
                       Other current assets                                                      (6,764)                   (3,076)
                       Accounts payable                                                          24,153                    58,724
                       Accrued and other long-term liabilities                                   (7,587)                   (9,287)
                       Income taxes                                                             (61,252)                  (21,124)
                                                                                          -------------             -------------

         Net cash provided by (used in) operating activities                                    (58,378)                   20,966

         Investing activities

         Acquisition of property and equipment
              and favorable lease rights, net                                                  (203,344)                  (45,846)
         Proceeds from sale of assets                                                             4,350                         -

         Sale (purchase) of short-term investments, net                                          11,736                   (15,000)
         Other                                                                                   (4,903)                   (3,942)
                                                                                          -------------             -------------

         Net cash used in investing activities                                                (192,161)                   (64,788)

         Financing activities
         Net repayments under credit facilities                                                 (1,600)                         -
         Net borrowings (repayments) of other long-term debt                                      (389)                       776
         Net proceeds from issuance of common shares                                           252,630                      1,436
                                                                                         -------------              -------------

         Net cash provided by financing activities                                             250,641                      2,212

                                                                                         -------------              -------------
         Net increase (decrease) in cash and cash equivalents                                      102                    (41,610)
         Cash and cash equivalents at beginning of period                                        2,858                     44,161
                                                                                         -------------              -------------
         Cash and cash equivalents at end of period                                             $2,960                     $2,551
                                                                                         =============              =============

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

     Certain reclassifications have been made to prior years' financial statements to conform to the fiscal 1999 presentation.

2.     Inventories

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on the quarter, as well as to provide users with the information to compare to other companies not on LIFO.

          LIFO Expense                    3 Months Ended
          ------------              ---------------------------
            Quarter                  May 1, 1999   May 2, 1998
            -------                  -----------   -----------
                                          (In Thousands)

             First                    $1,363          $1,861

     Inventories would have been $3,284,000, $1,921,000 and $6,644,000 higher at May 1, 1999, January 30, 1999 and May 2, 1998, respectively if they had been valued using the first-in, first-out (FIFO) method.

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

                                   3 Months Ended
                           ----------------------------
                             May 1, 1999   May 2, 1998
                             -----------   -----------
     Denominator for
     basic earnings
     per share -
     weighted average
     shares                    160,436       157,867

     Employee stock
     options                     4,940         4,314
                               -------       -------

     Denominator for
     diluted earnings
     per share                 165,376       162,181
                               =======       =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
                        THREE MONTHS ENDED May 1, 1999
                        ------------------------------

Results of Operations
---------------------

     At May 1, 1999, the Company operated 226 stores compared with 197 stores at the same time last year. During the quarter, the Company successfully opened 13 new stores: two stores in the Chicago, IL market; two stores in the Washington, D.C. market; two stores in the Detroit, MI market; two stores in the York, PA market; and stores in the Philadelphia, PA; Omaha, NE; Indianapolis IN; Goshen, IN; and Lexington, KY markets. Kohl's opened five stores in the Denver, CO market on May 15th. The Company plans to open nine stores in August: six in the St. Louis, MO market, a store in Hickory, NC and additional stores in Richmond, VA and Washington, D.C. In October, Kohl's plans to open 17 stores:
11 in Dallas/Ft. Worth, TX and additional stores in Harrisburg, PA; Chicago, IL; Lansing, MI; Minneapolis, MN; Grand Rapids, MI and Denver, CO.

     Net sales increased $165.7 million or 22.3% to $910.3 million for the three months ended May 1, 1999 from $744.6 million for the three months ended May 2, 1998. Of the increase, $89.5 million is attributable to the inclusion of 32 new stores opened in 1998 and 13 new stores opened in 1999. The remaining $76.2 million is attributable to comparable store sales growth of 10.8%.

     Gross margin for the three months ended May 1, 1999 was 34.4% compared to 34.0% in the three months ended May 2, 1998. This increase is primarily attributable to a change in merchandise mix and improvements related to inventory management.

     Effective January 30, 1999, the Company implemented SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires preopening costs to be expensed as incurred. For new stores opened in March and April, 1999, approximately $1 million in preopening costs was expensed in fiscal 1998 and $5.2 million was expensed during the three months ended May 1, 1999 for a total average cost per store of $0.5 million. In addition, the Company incurred $2.7 million in preopening costs for stores to be opened later in fiscal 1999. The expenses relate to the cost associated with new store openings, including hiring and training costs for new employees, Kohl's charge account solicitations and processing and transporting initial merchandise.

     Operating income for the three months ended May 1, 1999, increased $20.0 million or 40.5% over the three months ended May 2, 1998. Excluding pre-opening expenses, operating income increased 35.9%. This increase resulted primarily from the increased sales, improved gross margin and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 23.7% of net sales for the three months ended May 1, 1999 from 24.2% of net sales for the three months ended May 2, 1998.

     For the three months ended May 1, 1999, net income increased 46.5% to $39.3 million from $26.8 million in the three months ended May 2, 1998. Earnings were $.24 per diluted share for the three months ended May 1, 1999 compared to $.17 per diluted share for the three months ended May 2, 1998.

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

Year 2000 Readiness Plan Phases         Current Status
--------------------------------        --------------

  Assessment                            Complete
  Remediation                           Complete
  Verification                          On schedule
     .   Replacement code systems       August 1999 target completion date
     .   Packaged financial systems     September 1999 target completion date
     .   Non-IS systems (including      September 1999 target completion date
         merchandise vendor EDI
         transactions)

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

     The Company has initiated formal communications with all significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remediate their own Year 2000 issues. The Company is currently unit testing merchandise vendor EDI transactions and non-IS systems and expects to be over 90% complete by the end of July, 1999. The Company continues to refine its contingency plans and is enhancing and adding to the plans for each business area. The Company has identified that it may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issues. The Company believes however, the vast majority of the Company's business will proceed without any significant interruption.

     The Company's total Year 2000 project costs and estimates to complete include the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

     The total cost of the Year 2000 project is estimated at $10 million and is being funded through operating cash flows. Of the total project cost, approximately $6 million is attributable to the purchase of new software and hardware that will be capitalized. The remaining $4 million of programming and testing costs will be expensed as incurred and is not expected to have a material effect on the results of the operations. Of the capitalized portion, approximately $4 million is for a new financial system. The new financial system was a previously planned project that supports the Company's growth, provides significant business enablement and eliminates a substantial Year 2000 effort. To date, the Company has incurred approximately $6.1 million ($2.1 million expensed and $4.0 million capitalized) related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

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

Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, capital expenditures in connection with expansion and remodeling programs and pre-opening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sale of its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

     At May 1, 1999, the Company's merchandise inventories had increased $104.6 million over the January 30, 1999 balance and $98.5 million over the May 2, 1998 balance. These increases reflect the purchase of summer inventory as well as inventory for new stores. The Company's working capital increased to $670.3 million at May 1, 1999 from $559.2 million at January 30, 1999 and increased from $524.6 million at May 2, 1998. Of the $145.7 million increase from May 2, 1998, $52.7 million is attributable to higher credit card receivables as the Company internally financed a higher percentage of receivables. Approximately $30.0 million of the increase is attributed to the change in income taxes receivable/(payable) which resulted primarily from the tax benefit associated with the exercise of employee stock options. The remaining increase was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

     Cash used in operating activities was $58.4 million for the three months ended May 1, 1999 compared to cash provided by operating activities of $21.0 million for the three months ended May 2, 1998. Excluding changes in operating assets and liabilities, cash provided by operating activities was $62.7 million for the three months ended May 1, 1999 compared to $46.9 million for the three months ended May 2, 1998.

     In March 1999, the Company purchased the right to occupy 33 store locations previously operated by Caldor Corporation for $142 million. The Company expects that the stores will be open for business in spring 2000. The Company expects to invest approximately $165 million more to renovate and refixture the stores. To fund the renovation and refixturing, the Company issued 2,800,000 shares of its common stock to the public in March 1999 for net proceeds of approximately $200 million.

     Capital expenditures, including the acquisition of the rights to occupy the Caldor stores, for the three months ended May 1, 1999 were $203.3 million compared to $45.8 million for the same period a year ago. Approximately $142 million of the increase in expenditures in 1999 is attributable to the acquisition of the rights to occupy the Caldor stores. The remaining increase is primarily attributable to the Company's new store spending in fiscal 1999.

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

     In June 1999, the Company issued $200 million redeemable 7.25% unsecured debentures. The debentures mature on June 1, 2029. The proceeds will be used for general corporate purposes and continued store growth.

     The Company anticipates that it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements with proceeds from the June 1999 debt offering and March 1999 stock offering, current working capital, cash flows from operations, seasonal borrowings under its $300 million revolving credit facility, short-term trade credit and other sources of financing.

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

                          PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Kohl's Corporation was held on May 25, 1999:

     1.   To elect three directors to serve for a three-year term.
     2. To ratify the appointment of Ernst & Young LLP as independent auditors.
     3. To amend the Articles of Incorporation to increase authorized common stock from 400,000,000 shares authorized to 800,000,000 shares authorized.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.

The results of the voting were as follows:

1.   Election of directors

     James D. Ericson

                      For          - 127,357,625 shares
                 Withheld          -   1,104,117 shares

     William S. Kellogg

                      For          - 126,784,783 shares
                 Withheld          -   1,676,959 shares

     R. Elton White

                      For          - 127,361,114 shares
                 Withheld          -   1,100,628 shares

2.   Ratification of Ernst & Young LLP as independent auditors

                 For               - 128,356,759 shares
                 Against           -      43,568 shares
                 Abstain           -      61,415 shares

3. To amend the Articles of Incorporation to increase authorized common stock from 400,000,000 shares authorized to 800,000,000 shares authorized.

                 For               - 118,787,491 shares
                 Against           -   9,574,576 shares
                 Abstain           -      99,675 shares

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               10.1   Employment agreement between the Company and Kevin
                      Mansell.

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27.1 Financial Data Schedule - Article 5 of Regulation S-X, 3 Months ended May 1, 1999

               27.2 Financial Data Schedule - Articles of Regulation S-X, 3 Months ended May 2, 1998, (restated)


          b)   Reports on Form 8-K

               During the three months ended May 1, 1999, the Company filed a report on Form 8-K dated March 9, 1999 with respect to Item 5 of Form 8-K. The Form 8-K includes the Company's press release announcing 1998 operating results.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Kohl's Corporation
                                   (Registrant)



Date:  June 9, 1999                /s/ William Kellogg
                                   -----------------------------
                                   William Kellogg
                                   Chairman



Date:  June 9, 1999                /s/ Arlene Meier
                                   -----------------------------
                                   Arlene Meier
                                   Executive Vice President - Finance
                                   Chief Financial Officer