Form 10-Q
period 1999-07-31
KOHLS CORPORATION
filed 1999-09-14
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THIS SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 31, 1999
                               ----------------------------------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

Commission file number 1-11084
                       -------

                              KOHL'S CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WISCONSIN                                     39-1630919
 -------------------------------------          ------------------------------

(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

      N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin       53051
------------------------------------------------------------------------------
(Address  of principal executive offices)                       (Zip Code)

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

Yes X    No_____
   ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 7, 1999 Common Stock,
                                                 -------------------------------
Par Value $.01 per Share, 162,947,401 shares Outstanding.
--------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX

PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements:
            Condensed Consolidated Balance Sheets at
            July 31, 1999, January 30, 1999 and August 1, 1998               3

            Condensed Consolidated Statements of Income for the
            Three Months and Six Months Ended July 31, 1999 and
            August 1, 1998                                                   4

            Consolidated Statement of Changes in Shareholders' Equity
            for the Six Months Ended July 31, 1999                           5

            Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended July 31, 1999 and August 1, 1998                    6

            Notes to Condensed Consolidated Financial Statements           7-8

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9-15


PART II.    OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                                 16

            Signatures                                                       17

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         July 31,             January 30,            August 1,
                                                                           1999                  1999                  1998
                                                                        -------------------------------------------------------
                                                                        (Unaudited)            (Audited)            (Unaudited)
                                                                                             (In thousands)
                        Assets
                        ------

Current assets:
         Cash and cash equivalents                                           $2,960               $2,858               $2,534
         Short-term investments                                              58,753               26,736               14,850
         Accounts receivable trade, net                                     395,005              270,704              191,519
         Merchandise inventories                                            753,964              617,362              634,805
         Deferred income taxes                                               17,863               14,412                8,520
         Other                                                                9,327                7,366                4,572
                                                                          ---------            ---------            ---------

                      Total current assets                                1,237,872              939,438              856,800

Property and equipment, net                                               1,086,985              933,011              831,116
Other assets                                                                 33,969               25,027               18,569
Favorable lease rights                                                      140,628               13,681               14,926
Goodwill                                                                     22,338               24,938               27,538
                                                                          ---------            ---------            ---------

                      Total assets                                       $2,521,792           $1,936,095           $1,748,949
                                                                          =========            =========            =========

        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities:
         Accounts payable                                                  $286,844             $212,926             $239,827
         Accrued liabilities                                                120,081              117,200               90,255
         Income taxes payable                                                11,901               48,572               14,363
         Current portion of long-term debt                                   11,578                1,533                1,877
                                                                          ---------            ---------            ---------

                      Total current liabilities                             430,404              380,231              346,322

Long-term debt                                                              498,667              310,912              312,659
Deferred income taxes                                                        58,036               53,787               48,102
Other long-term liabilities                                                  30,638               28,386               26,441

Shareholders' equity
         Common stock-$.01 par value, 800,000,000 shares
              authorized, 162,882,522, 158,394,735, and 158,054,978
              issued at July 31, 1999, January 30, 1999 and
              August 1, 1998, respectively.                                   1,629                1,584                1,581
         Paid-in capital                                                    760,946              504,275              490,994
         Retained earnings                                                  741,472              656,920              522,850
                                                                          ---------            ---------            ---------

                      Total shareholders' equity                          1,504,047            1,162,779            1,015,425
                                                                          ---------            ---------            ---------

                      Total liabilities and shareholders' equity         $2,521,792           $1,936,095           $1,748,949
                                                                          =========            =========            =========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    3 Months      3 Months       6 Months        6 Months
                                                   (13 Weeks)    (13 Weeks)     (26 Weeks)      (26 Weeks)
                                                      Ended         Ended          Ended           Ended
                                                    July 31,      August 1,      July 31,        August 1,
                                                      1999          1998           1999            1998
                                                   --------------------------------------------------------
                                                                 (In thousands except per share data)

Net sales                                           $939,503      $758,747      $1,849,759      $1,503,318
Cost of merchandise sold                             614,199       502,170       1,211,327         993,272
                                                    ---------     ---------     -----------     -----------

Gross margin                                         325,304       256,577         638,432         510,046
Operating expenses:
         Selling, general, and administrative        218,870       182,771         434,902         363,124
         Depreciation and amortization                19,745        15,660          38,322          30,644
         Goodwill amortization                         1,300         1,300           2,600           2,600
         Preopening expenses                           5,110             -          13,055           7,542
                                                    ---------     ---------     -----------     -----------

Operating income                                      80,279        56,846         149,553         106,136

Interest expense, net                                  6,488         5,201          11,620          10,260
                                                    ---------     ---------     -----------     -----------

Income before income taxes                            73,791        51,645         137,933          95,876
Provision for income taxes                            28,558        20,297          53,381          37,680
                                                    ---------     ---------     -----------     -----------


Net income                                           $45,233       $31,348         $84,552         $58,196
                                                    =========     =========     ===========     ===========



Earnings per share:

         Basic
                      Net income                       $0.28         $0.20           $0.52           $0.37
                      Average number of  shares      162,823       158,022         161,630         157,944

         Diluted
                      Net income                       $0.27         $0.19           $0.51           $0.36
                      Average number of  shares      167,548       162,752         166,502         162,475















      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                          Common Stock
                                       ------------------   Paid-In     Retained
                                       Shares      Amount   Capital     Earnings      Total
                                       -------     ------   --------   ----------   ----------
                                                         (In thousands)

Balance at January 30, 1999            158,395     $1,584   $504,275    $656,920    $1,162,779

Issuance of common shares                2,800         28    199,598           -       199,626

Exercise of stock options                1,688         17     14,708           -        14,725

Income tax benefit from stock options        -          -     42,365           -        42,365

Net income                                   -          -          -      84,552        84,552

                                       -------      -----    -------     -------     ---------

Balance at July 31, 1999               162,883     $1,629   $760,946    $741,472    $1,504,047
                                       =======      =====    =======     =======     =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              6 Months                      6 Months
                                                             (26 Weeks)                    (26 Weeks)
                                                                Ended                        Ended
                                                            July 31, 1999                August 1, 1998
                                                           ----------------------------------------------
                                                                           (In thousands)

Operating activities

Net income                                                         $84,552                       $58,196
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
             Depreciation and amortization                          41,051                        33,344
             Deferred income taxes                                     798                         1,093
             Other noncash charges                                   1,659                         1,314
             Changes in operating assets and liabilities:
               Accounts receivable                                (124,301)                       48,098
               Merchandise inventories                            (136,602)                     (119,015)
               Other current assets                                 (1,961)                          687
               Accounts payable                                     73,918                        89,148
               Accrued and other long-term liabilities               5,648                        (3,081)
               Income taxes                                        (36,671)                      (24,119)
                                                           ----------------             -----------------

Net cash provided by (used in) operating activities                (91,909)                       85,665

Investing activities

Acquisition of property and equipment
     and favorable lease rights, net                              (323,960)                     (110,390)
Proceeds from sale of assets                                         4,350                             -
Purchase of short-term investments, net                            (32,017)                      (14,850)
Other                                                               (9,038)                       (6,824)
                                                           ----------------             -----------------

Net cash used in investing activities                             (360,665)                     (132,064)

Financing activities

Net borrowings under credit facilities                               1,300                         2,000
Proceeds from debt offering, net                                   197,258                             -
Net borrowings (repayments) of other long-term debt                   (758)                          325
Payment of financing fees on debt                                   (1,840)                            -
Net proceeds from issuance of common shares                        256,716                         2,447
                                                           ----------------             -----------------

Net cash provided by financing activities                          452,676                         4,772

                                                           ----------------             -----------------
Net increase (decrease) in cash and cash equivalents                   102                       (41,627)
Cash and cash equivalents at beginning of period                     2,858                        44,161
                                                           ----------------             -----------------

Cash and cash equivalents at end of period                          $2,960                        $2,534
                                                           ================             =================




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

2.    Merchandise Inventories

      The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on the quarter, as well as to provide users with information to compare to other companies not on LIFO.

              LIFO Expense             6 Months Ended
              ------------
                Quarter       July 31, 1999   August 1, 1998
                -------       -------------   --------------
                                        (In Thousands)

                First           $1,363           $1,861
                Second           1,409            1,896
                                 -----            -----
                Total           $2,772           $3,757

      Inventories would have been $4,694,000, $1,921,000 and $8,540,000 higher at July 31, 1999, January 30, 1999 and August 1, 1998, respectively if they had been valued using the first-in, first-out (FIFO) method.

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

4.   Net Income Per Share

     The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows (in thousands):

                                        6 Months Ended
                              July 31, 1999     August 1, 1998
                              --------------------------------

          Denominator for
          basic earnings
          per share -
          weighted average
          shares                  161,630           157,944

          Employee stock
          options                   4,872             4,531
                                  -------           -------

          Denominator for
          diluted earnings
          per share               166,502           162,475
                                  =======           =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
                THREE MONTHS AND SIX MONTHS ENDED July 31, 1999
                -----------------------------------------------

Results of Operations
---------------------

     At July 31, 1999, the Company operated 231 stores compared with 197 stores at the same time last year. During the quarter, the Company successfully opened five stores in the Denver, CO market. The Company opened nine stores on August 20th: six in the St. Louis, MO market, a store in Hickory, NC and additional stores in the Richmond, VA and Washington, D.C. markets. In October, Kohl's plans to open 17 stores: 11 in Dallas/Ft. Worth, TX market and additional stores in the Harrisburg, PA; Chicago, IL; Lansing, MI; Minneapolis, MN; Grand Rapids, MI and the Denver, CO markets. In November, the Company plans to open two additional stores in the Dallas/Ft. Worth, TX market. To support the expansion in the St. Louis, Denver and Dallas/Ft. Worth markets, the Company will open a distribution center in Blue Springs, MO in December, 1999.

     The Company plans to open 55-60 new stores in the year 2000. Approximately 38 are planned to open in the first half of the year: 33 stores in New York, New Jersey, Connecticut and Maryland previously operated by Caldor and additional stores in the Dallas/Ft. Worth, TX, St. Louis, MO and Rochester, MN markets.


     Net sales increased $180.8 million or 23.8% to $939.5 million for the three months ended July 31, 1999 from $758.7 million for the three months ended August 1, 1998. Of the increase, $114.0 million is attributable to the inclusion of 17 new stores opened in 1998 and 18 new stores opened in 1999. The remaining $66.8 million is attributable to comparable store sales growth of 8.8%.


     Net sales increased $346.5 million or 23.0% to $1,849.8 million for the six months ended July 31, 1999 from $1,503.3 million for the six months ended August 1, 1998. Of the increase, $207.9 million is attributable to the inclusion of 32 new stores opened in 1998 and 18 new stores opened in 1999. The remaining $138.6 million is attributable to comparable stores sales growth of 9.7%.

     Gross margin for the three months ended July 31, 1999 was 34.6% compared to 33.8% for the three months ended August 1, 1998. Gross margin for the six months ended July 31, 1999 was 34.5% compared to 33.9% for the six months ended August 1, 1998. These increases are primarily attributable to a change in merchandise mix and improvements related to inventory management.

    Effective January 30, 1999, the Company implemented SOP 98-5, "Reporting on the Costs of Start-up Activities", which requires preopening costs to be expensed as incurred. For new stores opened in March, April, and May, 1999, approximately $1 million in preopening costs was expensed in fiscal 1998 and $8.2 million was expensed during the six months ended July 31, 1999 for a total average cost per store of $0.5 million. In addition, the Company incurred $4.9 million in preopening costs for stores to be opened later in fiscal 1999. The expenses relate to the cost associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

    Operating income for the three months ended July 31, 1999, increased $23.4 million or 41.2% over the three months ended August 1, 1998. Operating income for the six months ended July 31, 1999 increased $43.4 million or 40.9% over the six months ended August 1, 1998. Excluding pre-opening expenses, operating income increased 43.0% for the six months ended July 31, 1999. These increases resulted from the increased sales, improved gross margin and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 23.3% of net sales for the three months ended July 31, 1999 from 24.1% of net sales for the three months ended August 1, 1998. Selling, general and administrative expenses declined to 23.5% of net sales for the six months ended July 31, 1999 from 24.2% of the net sales for the six months ended August 1, 1998.

    Net interest expense for the three months ended July 31, 1999 increased $1.3 million from the three months ended August 1, 1998. Net interest expense for the six months ended July 31, 1999 increased $1.4 million from the six months ended August 1, 1998. The increase was primarily attributed to the $200 million 7.25% unsecured debentures issued in June 1999.

    For the three months ended July 31, 1999 net income increased 44.3% to $45.2 million from $31.3 million in the three months ended August 1, 1998. Earnings were $.27 per diluted share for the three months ended July 31, 1999 compared to $.19 per diluted share for the three months ended August 1, 1998. Net income for the six months ended July 31, 1999 increased 45.3% to $84.6 million or $.51 per diluted share from $58.2 million or $.36 per diluted share in the six months ended August 1, 1998.

Seasonality & Inflation
-----------------------

    The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 17% and 30% of sales occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the rsults that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

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

Year 2000 Readiness Plan Phases           Current Status
-------------------------------           --------------

Assessment                                Complete
Remediation                               Complete
Verification
 . Replacement code systems               Complete
 . Packaged financial systems             October 1999 target completion date
 . Non-IS system (including               September 1999 target completion date
   merchandise vendor EDI
   transactions)

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

 .  The Verification phase is system testing the changes in similar environments.
   This includes testing with vendors and service provider organizations. The Company has installed a Year 2000 test lab that is identical to the production environment so that Year 2000 date simulation testing can be performed without affecting production files. The Verification testing phase, except for all packaged financial systems and non-IS systems, is complete.
   The rollout of the packaged financial systems is approximately 75% complete and will be finished by the end of October 1999. Even though the packaged financial systems are identified Year 2000 compliant, the Company will be conducting integrated testing in October 1999.

      The Company has initiated formal communications with all significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remediate their own Year 2000 issues. The Company is currently unit testing merchandise vendor EDI transactions and non-IS systems and is over 90% complete. The Company continues to refine its contingency plans and is enhancing and adding to the plans for each business area. The Company has identified that it may experience certain inconveniences or inefficiencies as a result of a supplier's failure to remediate its Year 2000 issues. The Company believes however, the vast majority of the Company's business will proceed without any significant interruption.

       The Company's total Year 2000 project costs and estimates to complete include the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

       The total cost of the Year 2000 project is estimated at $9 million and is being funded through operating cash flows. Of the total project cost, approximately $5 million is attributable to the purchase of new software and hardware that will be capitalized. The remaining $4 million of programming and testing costs will be expensed as incurred and is not expected to have a material effect on the results of the operations. Of the capitalized portion, approximately $4 million is for a new financial system. The new financial system was a previously planned project that supports the Company's growth, provides significant business enablement and
                                     -12-
eliminates a substantial Year 2000 effort. To date, the Company has incurred approximately $7.1 million ($2.6 million expensed and $4.5 million capitalized) related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

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

     At July 31, 1999, the Company's merchandise inventories had increased $136.6 million over the January 30, 1999 balance and $119.2 million over the August 1, 1998 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $807.5 million at July 31, 1999 from $559.2 million at January 30, 1999 and increased from $510.5 million at August 1, 1998. Of the $297.0 million increase from August 1, 1998, $203.5 million is attributable to higher credit card receivables as the Company sold a lower percentage of receivables. The remaining increase was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new stores locations offset in part by increased accounts payable.

    Cash used in operating activities was $91.9 million for the six months ended July 31, 1999 compared to cash provided by operating activities of $85.7 million for the six months ended August 1, 1998. Excluding changes in operating assets and liabilities, cash provided by operating activities was $128.1 million for the six months ended July 31, 1999 compared to $93.9 million for the six months ended August 1, 1998.

    In March 1999, the Company purchased the right to occupy 33 store locations previously operated by Caldor Corporation for $142 million. The Company expects these stores will be open for business in spring 2000. The Company expects to invest approximately $165 million more to renovate and refixture the stores. To fund the renovation and refixturing, the Company issued 2,800,000 shares of its common stock to the public in March 1999 for net proceeds of approximately $200 million.

    Capital expenditures, including the acquisition of the rights to occupy the Caldor stores, for the six months ended July 31, 1999 were $324.0 million compared to $110.4 million for the same period a year ago. The increase in expenditures in 1999 is primarily attributable to the acquisition of the rights to occupy the Caldor stores, the Company's new stores spending in the fiscal 1999 and the construction of a fourth distribution center.

    Total capital expenditures for fiscal 1999 are currently expected to range between $575-$600 million. This estimate includes the purchase of favorable lease rights from Caldor Corporation and renovation and refixturing of the properties. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

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

     Information in this document contains "foward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to debt service requirements and planned capital expenditures. Foward-looking statements can be identified by the use of foward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations theron. No assurance can be given that the future results covered by the foward-looking statements will be achieved.

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

               3.1    Articles of Incorporation, as amended

               4.1    First Supplemental Indenture dated as of
                      June 1, 1999 to Indenture dated as of
                      December 1, 1995, between Kohl's Corporation and the Bank of New York, a trustee, incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Reg. No. 333-83031)

              12.1 Statement regarding calculation of ratio of earnings to fixed charges.

              27.1 Financial Data Schedule - Article 5 of Regulation S-X, six months ended July 31, 1999

              27.2 Financial Data Schedule - Article 5 of Regulation S-X, six months ended August 1, 1998 (restated)

          b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for three months ended July 31, 1999

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           Kohl's Corporation
                                           (Registrant)


Date:  September 14, 1999                  /s/ R. Lawrence Montgomery
                                           -----------------------------
                                           R. Lawrence Montgomery
                                           Vice Chairman--
                                           Chief Executive Officer


Date:  September 14, 1999                  /s/ Arlene Meier
                                           -----------------------------
                                           Arlene Meier
                                           Executive Vice President - Finance
                                           Chief Financial Officer