Form 10-Q
period 1999-10-30
KOHLS CORPORATION
filed 1999-12-14
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 30, 1999
                               -----------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number  1-11084
                       --------


                              KOHL'S CORPORATION
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                WISCONSIN                           39-1630919
      --------------------------------        --------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

     N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin      53051
     -------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (262) 703-7000
                                                   ---------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes   X      No ______
    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 6, 1999 Common Stock,
                                                 ------------------------------
Par Value $.01 per Share, 163,025,086 shares Outstanding.
--------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          October 30, 1999, January 30, 1999 and
          October 31, 1998                                               3

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          October 30, 1999 and October 31, 1998                          4

          Condensed Consolidated Statement of Changes in
          Shareholders' Equity for the Nine Months
          Ended October 30, 1999                                         5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          October 30, 1999 and October 31, 1998                          6

          Notes to Condensed Consolidated Financial
          Statements                                                   7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9-14

PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                               15

          Signatures                                                     16

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  October 30,         January 30,         October 31,
                                                                      1999                1999                1998
                                                                  (Unaudited)          (Audited)          (Unaudited)
                                                                 -------------       -------------       -------------
                                                                                    (In thousands)
                       Assets
                       ------
Current assets:
         Cash and cash equivalents                                   $   16,066          $    2,858          $    2,757
         Short-term investments                                          20,000              26,736              15,000
         Accounts receivable trade, net                                 291,713             270,704             123,459
         Merchandise inventories                                      1,010,965             617,362             832,338
         Deferred income taxes                                           16,449              14,412               6,576
         Other                                                           12,476               7,366               5,180
                                                                  -------------       -------------       -------------
                     Total current assets                             1,367,669             939,438             985,310

Property and equipment, net                                           1,226,584             933,011             883,602
Other assets                                                             37,749              25,027              20,783
Favorable lease rights                                                  140,202              13,681              14,153
Goodwill                                                                 21,038              24,938              26,238
                                                                  -------------       -------------       -------------
                     Total assets                                    $2,793,242          $1,936,095          $1,930,086
                                                                  =============       =============       =============

         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
         Accounts payable                                            $  466,013          $  212,926          $  315,770
         Accrued liabilities                                            136,103             117,200              88,283
         Income taxes payable                                            30,068              48,572              13,141
         Current portion of long-term debt                               11,578               1,533               1,559
                                                                  -------------       -------------       -------------
                     Total current liabilities                          643,762             380,231             418,753

Long-term debt                                                          495,416             310,912             379,076
Deferred income taxes                                                    60,442              53,787              51,318
Other long-term liabilities                                              32,772              28,386              24,001

Shareholders' equity
         Common stock-$.01 par value, 800,000,000 shares
           authorized, 162,990,520, 158,394,735, and 158,202,170
           issued at October 30, 1999, January 30, 1999 and
           October 31, 1998, respectively.                                1,630               1,584               1,582
         Paid-in capital                                                764,734             504,275             492,498
         Retained earnings                                              794,486             656,920             562,858
                                                                  -------------       -------------       -------------
                     Total shareholders' equity                       1,560,850           1,162,779           1,056,938
                                                                  -------------       -------------       -------------
                     Total liabilities and shareholders' equity      $2,793,242          $1,936,095          $1,930,086
                                                                  =============       =============       =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           3 Months          3 Months          9 Months         9 Months
                                                          (13 Weeks)        (13 Weeks)        (39 Weeks)       (39 Weeks)
                                                             Ended             Ended            Ended             Ended
                                                          October 30,       October 31,      October 30,       October 31,
                                                             1999              1998              1999             1998
                                                         -------------------------------------------------------------------
                                                                       (In thousands, except per share data)
Net sales                                                   $1,099,852          $888,897       $2,949,611        $2,392,215
Cost of merchandise sold                                       724,193           589,275        1,935,520         1,582,547
                                                         --------------    --------------    -------------    --------------

Gross margin                                                   375,659           299,622        1,014,091           809,668
Operating expenses:
        Selling, general, and administrative                   246,751           202,156          681,653           565,280
        Depreciation and amortization                           22,060            16,839           60,382            47,483
        Goodwill amortization                                    1,300             1,300            3,900             3,900
        Preopening expenses                                     11,033             8,049           24,088            15,591
                                                         --------------    --------------    -------------    --------------

Operating income                                                94,515            71,278          244,068           177,414

Interest expense, net                                            8,033             5,367           19,653            15,627
                                                         --------------    --------------    -------------    --------------

Income before income taxes                                      86,482            65,911          224,415           161,787
Provision for income taxes                                      33,468            25,903           86,849            63,583
                                                         --------------    --------------    -------------    --------------


Net income                                                  $   53,014          $ 40,008       $  137,566        $   98,204
                                                         ==============    ==============    =============    ==============

Earnings per share:

        Basic
                   Net income                               $     0.33          $   0.25       $     0.85        $     0.62
                   Average number of  shares                   162,953           158,132          162,073           158,007

        Diluted
                   Net income                               $     0.32          $   0.25       $     0.82        $     0.60
                   Average number of  shares                   167,675           162,723          166,842           162,492


        See accompanying Notes to Condensed Consolidated Financial Statements.

                              KOHL'S CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                    Common Stock
                                          ----------------------------------        Paid-In            Retained
                                               Shares             Amount            Capital            Earnings           Total
                                          ----------------   ---------------    ---------------   ----------------   ---------------
                                                                                 (In thousands)
Balance at January 30, 1999                        158,395            $1,584           $504,275           $656,920        $1,162,779

Issuance of common shares                            2,800                28            199,598                  -           199,626

Exercise of stock options                            1,796                18             15,955                  -            15,973

Income tax benefit from stock options                    -                 -             44,906                  -            44,906

Net income                                               -                 -                  -            137,566           137,566
                                          ----------------   ---------------    ---------------   ----------------   ---------------
Balance at October 30, 1999                        162,991            $1,630           $764,734           $794,486        $1,560,850
                                          ================   ===============    ===============   ================   ===============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                9 Months                  9 Months
                                                                               (39 Weeks)                (39 Weeks)
                                                                                  Ended                     Ended
                                                                            October 30, 1999          October 31, 1998
                                                                           --------------------------------------------
                                                                                            (In thousands)
        Operating activities

        Net income                                                             $     137,566              $     98,204
        Adjustments to reconcile net income to net
          cash provided by operating activities
                   Depreciation and amortization                                      64,501                    51,532
                   Deferred income taxes                                               4,618                     6,253
                   Other noncash charges                                               2,291                     1,573
                   Changes in operating assets and liabilities:
                     Accounts receivable                                             (21,009)                  116,158
                     Merchandise inventories                                        (393,603)                 (316,548)
                     Other current assets                                             (5,110)                       79
                     Accounts payable                                                253,087                   165,091
                     Accrued and other long-term liabilities                          23,172                    (4,677)
                     Income taxes                                                    (18,504)                  (25,341)
                                                                            ------------------        ------------------

        Net cash provided by operating activities                                     47,009                    92,324

        Investing activities

        Acquisition of property and equipment
             and favorable lease rights, net                                        (483,843)                 (183,784)
        Proceeds from sale of assets                                                   4,350                     1,292
        Sale (purchase) of short-term investments, net                                 6,736                   (15,000)
        Other                                                                        (14,220)                   (9,562)
                                                                           ------------------        ------------------

        Net cash used in investing activities                                       (486,977)                 (207,054)

        Financing activities

        Net borrowings (repayments) under credit facilities                           (1,600)                   69,500
        Proceeds from debt offering, net                                             197,258                        -
        Net repayments of other long-term debt                                        (1,147)                     (126)
        Payment of financing fees on debt                                             (1,840)                        -
        Net proceeds from issuance of common shares                                  260,505                     3,952
                                                                           ------------------        ------------------

        Net cash provided by financing activities                                    453,176                    73,326

                                                                           ------------------        ------------------
        Net increase (decrease) in cash and cash equivalents                          13,208                   (41,404)
        Cash and cash equivalents at beginning of period                               2,858                    44,161
                                                                           ------------------        ------------------

        Cash and cash equivalents at end of period                             $      16,066              $      2,757
                                                                           ==================        ==================

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

     Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1999 presentation.

2.   Merchandise Inventories

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on the quarter, as well as to provide users with the information to compare to other companies not on LIFO.

          LIFO Expense
          ------------                      9 Months Ended
          Quarter                 October 30, 1999   October 31, 1998
          -------                 ----------------   ----------------
                                            (In Thousands)
            First                       $1,363              $1,861
            Second                       1,409               1,896
            Third                        1,651               1,900
                                        ------              ------
            Total                       $4,423              $5,657

     Inventories would have been $6,344,000, $1,921,000 and $10,440,000 higher at October 30, 1999, January 30, 1999 and October 31, 1998, respectively if they had been valued using the first-in, first-out (FIFO) method.

3.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

4.   Net Income Per Share

     The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows (in thousands):

                                 3 Months Ended                 9 Months Ended
                           October 30,     October 31,    October 30,    October 31,
                               1999           1998           1999           1998
                               ----           ----           ----           ----
Denominator for basic
 earnings per share
 -weighted average
 shares                       162,953        158,132        162,073        158,007

Employee stock options          4,722          4,591          4,769          4,485
                              -------        -------        -------        -------

Denominator for diluted
 earnings per share           167,675        162,723        166,842        162,492
                              =======        =======        =======        =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                 ----------------------------------------------
              THREE MONTHS AND NINE MONTHS ENDED October 30, 1999
              ---------------------------------------------------


Results of Operations
---------------------

     At October 30, 1999, the Company operated 257 stores compared with 214 stores at the same time last year. During the quarter, the Company opened 26 new stores and relocated one store. The new stores opened included the following: 6 in the St. Louis, MO market, 11 in the Dallas/Ft. Worth, TX market, stores in Hickory, NC, and Lansing, MI, and additional stores in the Richmond, VA; Washington, D.C.; Harrisburg, PA; Chicago, IL; Minneapolis, MN; Grand Rapids, MI and Denver, CO markets. On November 5th, the Company opened two additional stores in the Dallas/Ft. Worth, TX market, increasing the total number of new store openings for 1999 to 46. To support the expansion in the St. Louis, Denver and Dallas/Ft. Worth markets, the Company will open a distribution center in Blue Springs, MO in December, 1999.

     The Company plans to open 55-60 new stores in the year 2000. Approximately 38 are planned to open in the first half of the year: 32 stores in New York, New Jersey and Connecticut previously operated by Caldor and additional stores in the Dallas/Ft. Worth, TX, St. Louis, MO, Baltimore, MD and Rochester, MN markets.

     Net sales increased $211.0 million or 23.7% to $1,099.9 million for the three months ended October 30, 1999 from $888.9 million for the three months ended October 31, 1998. Of the increase, $152.2 million is attributable to the inclusion of 17 new stores opened in 1998 and 44 new stores opened in 1999. The remaining $58.8 million is attributable to comparable store sales growth of 6.9%.

     Net sales increased $557.4 million or 23.3% to $2,949.6 million for the nine months ended October 30, 1999 from $2,392.2 million for the nine months ended October 31, 1998. Of the increase, $365.9 million is attributable to the inclusion of 32 new stores opened in 1998 and 44 new stores opened in 1999. The remaining $191.5 million is attributable to comparable stores sales growth of 8.6%.

     Gross margin for the three months ended October 30, 1999 was 34.2% compared to 33.7% for the three months ended October 31, 1998. Gross margin for the nine months ended October 30, 1999 was 34.4% compared to 33.8% for the nine months ended October 31, 1998. These increases are primarily attributable to a change in merchandise mix and improvements related to inventory management.

     Effective January 30, 1999, the Company implemented SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires preopening costs to be expensed as incurred. For the 46 new stores opened during fiscal 1999, approximately $1 million in preopening costs was expensed in fiscal 1998 and $23.5 million was expensed during the nine months ended October 30, 1999 for a total average cost per store of $0.5 million. In addition, the Company incurred approximately $0.6 million in preopening costs for stores to be opened in fiscal 2000. The expenses relate to the cost associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

     Operating income for the three months ended October 30, 1999, increased $23.2 million or 32.6% over the three months ended October 31, 1998. Operating income for the nine months ended October 30, 1999 increased $66.7 million or 37.6% over the nine months ended October 31, 1998. These increases resulted from increased sales, improved gross margin and the Company's ability to leverage its selling, general and administrative expenses as net sales increased. Selling, general and administrative expenses declined to 22.4% of net sales for the three months ended October 30, 1999 from 22.7% of net sales for the three months ended October 31, 1998. Selling, general and administrative expenses declined to 23.1% of net sales for the nine months ended October 30, 1999 from 23.6% of the net sales for the nine months ended October 31, 1998.

     Net interest expense for the three months ended October 30, 1999 increased $2.7 million from the three months ended October 31, 1998. Net interest expense for the nine months ended October 30, 1999 increased $4.0 million from the nine months ended October 31, 1998. The increase was primarily attributed to the $200 million 7.25% unsecured debentures issued in June 1999.

     For the three months ended October 30, 1999, net income increased 32.5% to $53.0 million from $40.0 million in the three months ended October 31, 1998. Earnings were $.32 per diluted share for the three months ended October 30, 1999 compared to $.25 per diluted share for the three months ended October 31, 1998. Net income for the nine months ended October 30, 1999 increased 40.1% to $137.6 million or $.82 per diluted share from $98.2 million or $.60 per diluted share in the nine months ended October 31, 1998.

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

Year 2000 Readiness Plan Phases    Current Status
--------------------------------   --------------

Assessment                         Complete
Remediation                        Complete
Verification
 .  Replacement code systems        Complete
 .  Packaged financial systems      Complete
 .  Non-IS systems (including       Complete
   merchandise vendor EDI
   transactions)
 .  Contingency Planning            Complete

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

 .    The Verification phase was system testing the changes in similar environments. This included testing with vendors and service provider organizations.

 .    The Contingency Planning Phase was undertaken to prepare for potential Year
     2000 disruptions. This phase involved developing and implementing Company wide initiatives in order to effectively respond to Year 2000 disruptions. In that regard, the Company continues to refine its contingency plans and is enhancing and adding to the plans for each business area. A plan for the night of December 31, 1999 and days to follow has been developed. The staffing portion of the plan includes on-site coverage by the Company's associates.

          The Company had formal communications with all significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those parties' failure to remediate their own Year 2000 issues. Depending on the circumstances, formal certifications of Year 2000 compliance have been requested and received. The Company has no knowledge of any primary or critical supplier with potential Year 2000 issues that may have a material adverse effect on the Company's performance.

          The total cost of the Year 2000 project was $8.4 million and was funded through operating cash flows. Of the total project cost, $7.1 million was attributable to the purchase of new software and hardware and related development costs that was capitalized. The remaining $1.3 million of programming and testing costs was expensed as incurred and did not have a material effect on the results of the operations. Of the capitalized portion, approximately $5 million was for the purchase and installation of new financial systems. The new financial systems were previously planned projects that support the Company's growth, provide significant business enablement and eliminate a substantial Year 2000 effort.

          The Company believes that Year 2000 issues will not have a material adverse impact on the Company's performance. However, there can be no guarantee that Year 2000 issues will not impact the Company's business due to the Company's reliance on certain third parties to remediate their own Year 2000 issues and the Company's ability to locate and correct all relevant computer codes should a Year 2000 issue arise.

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

     At October 30, 1999, the Company's merchandise inventories had increased $393.6 million over the January 30, 1999 balance and $178.6 million over the October 31, 1998 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $723.9 million at October 30, 1999 from $559.2 million at January 30, 1999 and increased from $566.6 million at October 31, 1998. Of the $157.3 million increase from October 31, 1998, $168.3 million is attributable to higher credit card receivables as the Company sold a lower percentage of receivables. The remaining variance was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

     Cash provided by operating activities was $47.0 million for the nine months ended October 30, 1999 compared to $92.3 million for the nine months ended October 31, 1998. Excluding changes in operating assets and liabilities, cash provided by operating activities was $209.0 million for the nine months ended October 30, 1999 compared to $157.6 million for the nine months ended October 31, 1998.

     Capital expenditures for the nine months ended October 30, 1999 were $483.8 million compared to $183.8 million for the same period a year ago. The increase in expenditures in 1999 is primarily attributable to the March 1999 acquisition of the rights to occupy 33 stores previously operated by Caldor Corporation and the related expenditures to renovate and refixture these locations. The remaining increase is attributed to the Company's new store spending and the construction of a fourth distribution center. Total capital expenditures for fiscal 1999 are currently expected to range between $575-$600 million. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

     To fund the renovation and refixturing of the Caldor stores, the Company issued 2,800,000 shares of its common stock to the public in March 1999 for net proceeds of approximately $200 million.

     In June 1999, the Company issued $200 million redeemable 7.25% unsecured debentures. The debentures mature on June 1, 2029. The proceeds are being used for general corporate purposes and continued store growth.

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

              3.1    Bylaws of the Company, as amended.

              12.1 Statement regarding calculation of ratio of earnings to fixed charges.

              27.1 Financial Data Schedule - Article 5 of Regulation S-X, nine months ended October 30, 1999.

              27.2 Financial Data Schedule - Article 5 of Regulation S-X, nine months ended October 31, 1998 (restated).


         b)   Reports on Form 8-K

              There were no reports on Form 8-K filed for three months ended October 30, 1999.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Kohl's Corporation
                            (Registrant)



Date:  December 14, 1999    /s/ R. Lawrence Montgomery
                            ----------------------------
                            R. Lawrence Montgomery
                            Vice Chairman -
                            Chief Executive Officer



Date:  December 14, 1999    /s/ Arlene Meier
                            ----------------------------
                            Arlene Meier
                            Executive Vice President - Finance
                            Chief Financial Officer