Form 10-K405
period 2000-01-29
KOHLS CORPORATION
filed 2000-04-17
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended January 29, 2000

   or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period from      to

  Commission file Number 1-11084

                              KOHL'S CORPORATION
              (Exact name of registrant as specified in its charter)

               WISCONSIN                            39-1630919
    (State or other jurisdiction of      (I.R.S. Employer Identification
     incorporation or organization)                  No.)

      N56 W17000 Ridgewood Drive,                     53051
       Menomonee Falls, Wisconsin                   (Zip Code)
    (Address of principal executive
              offices)

Registrant's telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

             Title of each class             Name of each exchange on which
         Common Stock, $.01 Par Value                  registered
                                                 New York Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At April 5, 2000 the aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates of the registrant was $14,371,757,081 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At April 5, 2000, the registrant had issued and outstanding an aggregate of 164,500,996 shares of its Common Stock.

                       Documents Incorporated by Reference:

1. Portions of Registrant's Proxy Statement dated April 13, 2000 are incorporated into Part III.

                                    PART I

Item 1. Business

  The Company currently operates 298 family oriented, specialty department stores primarily in the Midwest, Mid-Atlantic and Northeast areas of the United States that feature quality, national brand merchandise priced to provide exceptional value to customers. The Company's stores sell moderately priced apparel, shoes, accessories and home products targeted to middle-income customers shopping for their families and homes. Kohl's offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allows the customer to get in and out quickly. Kohl's stores have fewer departments than traditional, full-line department stores, but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company's pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company's unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution.

  As used herein, the term the "Company" and "Kohl's" refer to Kohl's Corporation, its consolidated subsidiaries and predecessors. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 1999 ended on January 29, 2000 and was a 52 week year.

Expansion

  Since 1986, the Company has expanded from 40 stores in three states to the current total of 298 stores in 25 states both by acquiring and converting pre-existing stores and by opening new stores. Kohl's expansion strategy is to open a mix of new market, contiguous market and fill-in stores. This allows the Company to balance the cost of new market entry by leveraging advertising, purchasing, transportation and regional overhead expenses in fill-in markets. In fiscal 1999, Kohl's opened 46 new stores which included 25 stores in new markets and 21 stores in fill-in or contiguous markets. New markets entered included Denver, CO with six stores, St. Louis, MO with six stores and Dallas/Ft. Worth, TX with 13 stores. Fill-in or contiguous stores included 11 midwest, 8 mid-Atlantic and 2 southeast stores.

  Management believes there is substantial opportunity for further growth and intends to open approximately 60 new stores in fiscal 2000. In the first quarter of fiscal 2000, Kohl's opened 39 stores including the conversion of 33 stores previously operated by Caldor Corp. in New York, New Jersey, Connecticut and Maryland. In addition, four new stores in the Dallas/Fort Worth, TX market and one new store each in Rochester, MN and Arnold, MO were opened. In fall of 2000, Kohl's plans to open approximately 21 additional stores, entering the Oklahoma market for the first time with three stores in the Tulsa market and expansion in a number of existing markets including Chicago, Denver, Dallas and New York. Kohl's expansion plan for 2001 is to open 55-60 new stores, including entering the Atlanta market with approximately 12 stores.

  Kohl's retailing strategy has proven to be readily transferable to all size markets. For example, Kohl's successfully operates stores in small markets such as Kalamazoo and Green Bay, intermediate markets such as Kansas City and Denver and large markets such as Chicago and Dallas. In addition, the Kohl's concept has been successful in multiple retailing formats: strip shopping centers, community and regional malls and free-standing stores. Management believes the transferability of the Kohl's retailing strategy, the Company's experience in acquiring and converting pre-existing stores and in building new stores, combined with the Company's substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

  In determining where to open new stores, the Company evaluates: demographic information, the availability of prime real estate locations, existing and potential competitors, and the potential impact on existing stores. In addition, the Company develops pro forma projections that must meet internal hurdle rates taking into account the economies of scale available in advertising, distribution and regional expenses.

Merchandising

  Kohl's stores feature moderately priced, department store national brands which provide exceptional value to customers. Kohl's merchandise is targeted to appeal to middle-income customers shopping for their families and homes. All of the Company's stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. The Company's stores emphasize apparel and shoes for children, women and men, soft home products, such as towels, sheets and pillows, and housewares. The Company's merchandise mix is reflected by the following table:

                                  Merchandise Mix
                               (percent of net sales)
                                                                Fiscal Year
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
      Womens.................................................. 28.8% 27.9% 26.4%
      Mens.................................................... 21.0% 21.3% 22.2%
      Home.................................................... 19.3% 18.9% 18.9%
      Childrens............................................... 12.9% 13.6% 13.7%
      Footwear................................................  9.8% 10.2% 10.9%
      Accessories.............................................  8.2%  8.1%  7.9%

  The Company purchases approximately 87% of its merchandise from domestic suppliers.

Distribution

  The Company receives 99% of its merchandise at four distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

  The Menomonee Falls, Wisconsin distribution center opened in 1981. This 500,000 square foot facility services the Company's stores in Illinois, Iowa, Wisconsin, Minnesota and North Dakota.

  The Findlay, Ohio distribution center opened in August 1994. This 650,000 square foot facility services the Company's stores in Ohio, Michigan, Indiana, Kentucky, Tennessee and West Virginia.

  The Company opened a 350,000 square foot distribution center in Winchester, Virginia in the summer of 1997. This facility was expanded during 1999 by approximately 50,000 square feet to increase its capacity. The facility services the Company's stores in North Carolina, Pennsylvania, Virginia, Maryland, Connecticut, New York, Delaware and New Jersey.

  The Company opened a 540,000 square foot distribution center in Blue Springs, Missouri in December of 1999. The facility was built to handle approximately 100 stores and is servicing the Company's stores in Colorado, Iowa, Kansas, Missouri, Nebraska, South Dakota, and Texas.

  These four facilities are capable of supporting approximately 400 stores. The Company plans to open its fifth distribution center in New York in 2001.

Employees

  As of January 29, 2000, the Company had approximately 43,000 employees, including approximately 13,100 full-time and approximately 29,900 part-time associates. The number of associates varies during the year, peaking during the "back-to-school" and Christmas holiday seasons. None of the Company's associates is represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

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

Item 2. Properties

  As of January 29, 2000, the Company operated 259 stores in 24 states. The Company owned 67 stores, owned 50 stores with ground leases and leased 142 stores under operating leases. The typical ground lease has an initial term of between 15 and 25 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option. The typical operating lease has an initial term of between 15 and 20 years, with 2 to 8 renewal periods of 5 to 10 years each, exercisable at the Company's option.

  Substantially all of the Company's leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 52% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. At January 29, 2000, the average minimum annual rent of the 142 leased stores was $6.53 per square foot, and the average minimum annual rent of the 50 stores operated under ground leases was $2.78 per square foot.

  The Company's stores are located in strip shopping centers (159), community and regional malls (43), and as free standing units (57). Of the Company's stores, 228 are one story facilities and 31 are two story facilities.

                                                                      Number of
                                                                      Stores at
                                                                     January 29,
                                                                        2000
                                                                     -----------
      Illinois......................................................      37
      Ohio..........................................................      31
      Wisconsin.....................................................      27
      Pennsylvania..................................................      21
      Michigan......................................................      20
      Indiana.......................................................      17
      Minnesota.....................................................      14
      Texas.........................................................      13
      Virginia......................................................      12
      Maryland......................................................       9
      North Carolina................................................       9
      Missouri......................................................       8
      Kansas........................................................       7
      Colorado......................................................       6
      New Jersey....................................................       6
      Iowa..........................................................       4
      Kentucky......................................................       4
      Nebraska......................................................       4
      Tennessee.....................................................       3
      Delaware......................................................       2
      West Virginia.................................................       2
      New York......................................................       1
      North Dakota..................................................       1
      South Dakota..................................................       1
                                                                         ---
      Total.........................................................     259
                                                                         ===

  The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia and Blue Springs, Missouri. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin.

Item 3. Legal Proceedings

  See Note 9 to the Company's Consolidated Financial Statements concerning routine legal matters.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 1999.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

 (a) Market information

  The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol "KSS." On March 6, 2000 and March 9, 1998, the Company's Board of Directors declared a 2 for 1 stock split effected in the form of a stock dividend on the Company's common stock. The record dates for the stock splits were April 7, 2000 and April 10, 1998, respectively. The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 1999 and 1998, adjusted by the Company to retroactively give effect to the stock splits.

                                                                    Price Range
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
      Fiscal 1999
      First Quarter............................................... $39.00 $31.38
      Second Quarter..............................................  40.63  31.75
      Third Quarter...............................................  39.97  30.75
      Fourth Quarter..............................................  39.22  31.47
      Fiscal 1998
      First Quarter............................................... $21.73 $17.34
      Second Quarter..............................................  28.81  20.25
      Third Quarter...............................................  29.47  17.03
      Fourth Quarter..............................................  33.88  22.56

 (b) Holders

  At April 5, 2000, there were 5,794 holders of record of the Common Stock.

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

                                                      Fiscal Year Ended
                            -----------------------------------------------------------------------------
                             January 29,     January 30,     January 31,     February 1,     February 3,
                                2000            1999            1998            1997          1996 (a)
                            -------------   -------------   -------------   -------------   -------------
                              (Dollars in Thousands, Except Per Share and Per Square Foot Data)
Statement of Operations
 Data:
Net sales.................  $   4,557,112   $   3,681,763   $   3,060,065   $   2,388,221   $   1,925,669
Cost of merchandise sold..      3,014,073       2,447,301       2,046,468       1,608,688       1,294,653
                            -------------   -------------   -------------   -------------   -------------
Gross margin..............      1,543,039       1,234,462       1,013,597         779,533         631,016
Selling, general and
 administrative expenses..        975,269         810,162         678,793         536,226         436,442
Depreciation and
 amortization.............         88,523          70,049          57,380          44,015          33,931
Preopening expenses.......         30,972          16,388          18,589          10,302          10,712
Credit operations, non-
 recurring(b).............             --              --              --              --          14,052
                            -------------   -------------   -------------   -------------   -------------
Operating income..........        448,275         337,863         258,835         188,990         135,879
Interest expense, net.....         27,163          21,114          23,772          17,622          13,150
                            -------------   -------------   -------------   -------------   -------------
Income before income
 taxes....................        421,112         316,749         235,063         171,368         122,729
Provision for income
 taxes....................        162,970         124,483          93,790          68,890          50,077
                            -------------   -------------   -------------   -------------   -------------
Net income................  $     258,142   $     192,266   $     141,273   $     102,478   $      72,652
                            =============   =============   =============   =============   =============
Per share(c):
  Basic...................  $        0.80   $        0.61   $        0.46   $        0.35   $        0.25
  Diluted.................  $        0.77   $        0.59   $        0.45   $        0.34   $        0.24
Operating Data:
Comparable store sales
 growth(d)................            7.9%            7.9%           10.0%           11.3%            5.9%
Net sales per selling
 square foot(e)...........  $         270   $         265   $         267   $         261   $         257
Total square feet of
 selling space
 (in thousands; end of
 period)..................         18,757          15,111          12,533          10,064           8,378
Number of stores open (end
 of period)...............            259             213             182             150             128
Balance Sheet Data (end of
 period):
Working capital...........  $     732,111   $     559,207   $     525,251   $     229,339   $     175,368
Property and equipment,
 net......................      1,352,956         933,011         749,649         596,227         409,168
Total assets..............      2,914,662       1,936,095       1,619,721       1,122,483         805,385
Total long-term debt......        494,993         310,912         310,366         312,031         187,699
Shareholders' equity......      1,685,503       1,162,779         954,782         517,471         410,638

--------

(a)  Fiscal 1995 contained 53 weeks.

(b) Effective September 1, 1995, the Company terminated its agreement with Citicorp Retail Services (CRS) under which it sold its private label credit card receivables to CRS and established its own credit operation. In connection with this transaction, the Company incurred a one-time charge of $14.1 million ($8.3 million after-tax).

(c) All per share data has been adjusted to reflect the 2 for 1 stock splits effected in April 2000, April 1998 and April 1996.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Results of Operations

 Net Sales

  Net sales for the last three years, number of stores, sales growth and net sales per selling square foot by year were as follows:

                                                       Fiscal Year
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
Net sales (in thousands).................... $4,557,112  $3,681,763  $3,060,065
Number of stores open (end of period).......        259         213         182
Sales growth--all stores....................       23.8%       20.3%       28.1%
Sales growth--comparable stores(a)..........        7.9%        7.9%       10.0%
Net sales per selling square foot(b)........       $270        $265        $267

--------
(a) Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period.

(b) Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

  Increases in net sales primarily reflect new store openings and comparable stores sales growth. Net sales increased $875.3 million, or 23.8%, from $3,681.8 million in fiscal 1998 to $4,557.1 million in fiscal 1999. Of the increase, $608.9 million is attributable to the opening of 46 new stores in fiscal 1999 and to the inclusion of a full year of operating results for the 32 stores opened in fiscal 1998. The remaining $266.4 million is attributable to the increase in comparable store sales.

  Net sales increased $621.7 million, or 20.3%, from $3,060.1 million in fiscal 1997 to $3,681.8 million in fiscal 1998. Of the increase, $408.6 million is attributable to the opening of 32 new stores in fiscal 1998 and to the inclusion of a full year of operating results for 32 stores opened in fiscal 1997. The remaining $213.1 million is attributable to the increase in comparable store sales.

 Components of Earnings

  The following table sets forth statement of operations data as a percentage of net sales for each of the last three years:

                                                               Fiscal Year
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of merchandise sold...................................  66.1   66.5   66.9
                                                            -----  -----  -----
Gross margin...............................................  33.9   33.5   33.1
Selling, general and administrative expenses...............  21.4   22.0   22.2
Depreciation and amortization..............................   1.9    1.9    1.8
Preopening expenses........................................    .7     .4     .6
                                                            -----  -----  -----
Operating income...........................................   9.9    9.2    8.5
Interest expense, net......................................    .6     .6     .8
                                                            -----  -----  -----
Income before income taxes.................................   9.3    8.6    7.7
Income taxes...............................................   3.6    3.4    3.1
                                                            -----  -----  -----
Net income.................................................   5.7%   5.2%   4.6%
                                                            =====  =====  =====

  Gross Margin. The Company's gross margin has increased from 33.1% in fiscal 1997 to 33.9% in fiscal 1999. This increase is primarily attributable to a change in merchandise mix and improvements related to inventory management.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and headquarters functions, but exclude depreciation and amortization. Although the total amount of selling, general, and administrative expenses increased from fiscal 1997 to fiscal 1999 due to the addition of new stores, such expenses decreased as a percent of net sales. Selling, general and administrative expenses decreased from 22.2% in fiscal 1997 to 21.4% in fiscal 1999. This decline reflects the leveraging of store, distribution and headquarters expenses as a result of the increased sales.

  Depreciation and Amortization. The total amount of depreciation and amortization increased from fiscal 1997 to fiscal 1999 due to the addition of new stores, the remodeling of existing stores and the mix of owned versus leased stores. Depreciation and amortization increased as a percentage of net sales from 1.8% in fiscal 1997 to 1.9% in fiscal 1999.

  Preopening Expenses. Effective January 30, 1999, the Company implemented SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires preopening costs to be expensed as incurred. The Company incurred $31.0 million of preopening expenses in fiscal 1999. Approximately $23.6 million related to the opening of 46 stores in fiscal 1999. The remaining $7.4 million is associated with the opening of 39 stores in the spring of 2000. The Company incurred $16.4 million of preopening expenses in fiscal 1998. Approximately, $15.4 million related to the opening of 32 stores in fiscal 1998. The remaining $1.0 million is associated with the opening of 18 stores in the spring of 1999. These expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees and processing and transporting initial merchandise.

  Operating Income. Operating income increased $110.4 million, or 32.7% in fiscal 1999, $79.0 million, or 30.5%, in fiscal 1998 and $69.8 million, or 37.0%, in fiscal 1997 due to the factors described above.

  Interest Expense. Net interest expense increased $6.1 million to $27.2 million in fiscal 1999. The increase in fiscal 1999 was primarily due to the $200 million of non-callable unsecured debentures issued in June 1999 to help finance the Company's continued store growth. Net interest decreased $2.7 million to $21.1 million in fiscal 1998. The decrease in fiscal 1998 was primarily due to a reduction in borrowings under its revolving credit facility and increased interest income on short-term investments that resulted from cash generated from a 1997 public equity offering. Net interest expense increased $6.2 million to $23.8 million in fiscal 1997. The increase in fiscal 1997 was due primarily to the $100 million non-callable unsecured senior notes issued in 1996.

  Income Taxes. The Company's effective tax rate was 38.7% in fiscal 1999, 39.3% in fiscal 1998 and 39.9% in fiscal 1997. The overall decline in the effective tax rates in fiscal 1999, fiscal 1998 and fiscal 1997 was primarily due to the decrease in state income taxes, net of federal tax benefits and non-deductible goodwill amortization as a percentage of income before taxes.

Impact of Year 2000

  In prior years, the Company discussed the nature and progress of its plan to ensure that appropriate systems would be Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company incurred total costs of approximately $8.5 million in connection with remediating its systems including $3.1 million in 1999. Of the total project cost, $7.1 million was attributable to the purchase of new hardware and software and related development costs that was capitalized. The remaining $1.4 million of programming and testing costs was expensed as incurred and did not have a material effect on the results of operations. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Inflation

  The Company does not believe that inflation has had a material effect on the results during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

Liquidity and Capital Resources

  The Company's primary ongoing cash requirements are for inventory purchases, the growth in the accounts receivable file and capital expenditures in connection with expansion and remodeling programs and preopening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sale of its proprietary accounts receivable, borrowings under its $300 million revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third-party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth. In March 1999, the Company issued 5,600,000 shares (2,800,000 shares pre-split) of common stock to the public with net proceeds of approximately $200 million. The Company also issued $200 million of non-callable, unsecured 30 year public debentures on June 1, 1999.

  The Company's working capital increased to $732.1 million at January 29, 2000 from $559.2 million at January 31, 1999. Of this increase, $145.5 million is attributable to higher credit card receivables, net of the amounts financed by a bank, as the Company internally financed a larger balance of receivables in fiscal 1999. The remaining increase was primarily the result of higher merchandise levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

  Cash provided by operating activities was $110.2 million for fiscal 1999 as compared to $230.7 million for fiscal 1998 and cash used in operating activities of $50.2 million for fiscal 1997. The decrease is mainly attributable to the on balance sheet financing of the Company's accounts receivables in 1999. Excluding changes in operating assets and liabilities, cash provided by operating activities was $355.4 million for fiscal 1999, $265.8 million for fiscal 1998 and $199.0 million for fiscal 1997.

  In December 1999, the Company entered into a one year $225 million Receivable Purchase Agreement (RPA) with a bank, renewable at the Company's request and bank's option, under which it periodically sells, generally with recourse, an undivided interest in the Company's private label credit card receivables. This sale does not meet the true sale requirements of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". At January 29, 2000, proceeds received upon the sale of $85 million of receivables to the bank are reflected as short-term debt.

  Prior to entering into the RPA in December 1999, the Company's subsidiary, KRC, had a similar agreement with the same bank in which it sold an undivided interest in its receivables. This transaction was structured in a way that receivable interests sold to the bank met the true sale requirements of SFAS No. 125. Accordingly, the $113.0 million interest sold at January 30, 1999 is reflected as a reduction of accounts receivable.

  The Company's capital expenditures were $625.4 million during fiscal 1999, $248.9 during fiscal 1998 and $202.7 during fiscal 1997. The increase in capital expenditures in 1999 is primarily attributable to new store spending, the construction of a new distribution center in Blue Springs, Missouri, the purchase of rights to occupy 32 stores previously operated by Caldor Corporation and the related expenditures to renovate and refixture these locations. The increase in capital expenditures in 1998 is primarily attributable to the Company's remodeling program and new store spending in fiscal 1998.

  The Company recorded favorable lease rights of $121.6 million in 1999 from the purchase of the rights of Caldor Corporation's leases. The rights will be amortized on a straight line basis over the composite average life of the leases.

  Total capital expenditures for fiscal 2000 are currently expected to range between $450-$500 million. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

  The Company plans to open approximately 60 new stores in fiscal 2000. The total cash outlay required for a newly constructed leased store, including capital expenditures, preopening expenses and net working capital, is approximately $5.5 million. The additional cash outlay required for new owned stores will vary depending upon land and sitework costs, but is expected to be approximately $7.5 million per location. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements.

  The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures and debt service requirements with proceeds from cash flows from operations, short-term trade credit, ongoing sales of receivables under the RPA and seasonal borrowings under its $300 million revolving credit facility. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's primary exposure to market risk consists of changes in interest rates or borrowings. At January 29, 2000, the Company's long-term debt excluding capital leases was $459.4 million, all of which is fixed rate debt.

  Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company intends to refinance such debt at then existing market interest rates which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at January 29, 2000, changed by 100 basis points for fiscal 2000, the Company's interest rate would change by $4.6 million.

  During fiscal 1999, average borrowings under the Company's variable rate revolving credit facility were $7.0 million. If interest rates on the average fiscal 1999 variable rate debt changed by 100 basis points for fiscal 2000, the Company's interest expense would change by $70,000.

Item 8. Financial Statements and Supplementary Data

  The financial statements are included in this report beginning on page 16.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

Item 10. Executive Officers of Registrant

  The information set forth under "Election of Directors" on pages 1-2 and under "Compliance with Sec. 16(a) of the Exchange Act" on page 5 of Registrant's Proxy Statement dated April 13, 2000 is incorporated herein by reference. The executive officers of the Company are as follows:

 Name                   Age Position
 ----                   --- --------
 Caryn Blanc            42  Executive Vice President--Merchandise Planning and
                             Logistics
 William S. Kellogg     56  Chairman and Director
 John Lesko             47  Executive Vice President--Chief Information Officer
 Richard Leto           48  Executive Vice President--General Merchandise
                             Manager
                             and Product Development
 Kevin Mansell          47  President and Director
 Arlene Meier           48  Executive Vice President--Chief Financial Officer,
                             Secretary and Director
 R. Lawrence Montgomery 51  Vice Chairman, Chief Executive Officer and Director
 Jack Moore             45  Executive Vice President--General Merchandise
                            Manager
 Jeffrey Rusinow        45  Executive Vice President--Regional Director of
                             Stores
                             and Store Administration
 Don Sharpin            51  Executive Vice President--Human Resources
 Gary Vasques           52  Executive Vice President--Marketing

  Ms. Blanc has served as Executive Vice President--Logistics since 1991 and added Merchandise Planning to her existing responsibilities in February 1999. Ms. Blanc has served in other management positions with the Company since 1988. Ms. Blanc joined the Company in 1978, and has 22 years of experience in the retail industry.

  Mr. Kellogg has served as Chairman since 1979 and served as Chief Executive Officer from 1979 to 1998. Mr. Kellogg joined the Company in 1967, and has 33 years of experience in the retail industry.

  Mr. Lesko joined the Company in November 1997. From January 1997 to November 1997, Mr. Lesko served as Senior Vice President, Information Systems of Jack Eckerd Corporation, a division of the J.C. Penney Company. Prior to 1997, Mr. Lesko served as Executive Vice President, Marketing and Information Systems for Thrift Drug, a wholly owned subsidiary of J.C. Penney Company. Mr. Lesko has 25 years of experience in the retail industry.

  Mr. Leto has served as Executive Vice President--General Merchandise Manager since July 1996 and added Product Development to his existing responsibilities in February 1999. Prior to joining the Company, Mr. Leto served as Executive Vice President, Merchandising for the R. H. Macy Corporation. Mr. Leto has 27 years of experience in the retail industry.

  Mr. Mansell has served as President and Director since February 1999. Mr. Mansell served as Executive Vice President--General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 25 years of experience in the retail industry.

  Ms. Meier has served as Executive Vice President--Chief Financial Officer since October 1994 and was appointed to the Board of Directors in March 2000. Ms. Meier joined the Company as Vice President--Controller in 1989. Ms. Meier has 24 years of experience in the retail industry.

  Mr. Montgomery has served as Chief Executive Officer since February 1999 and has served as Vice Chairman since March 1996. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996. Mr. Montgomery joined the Company as Senior Vice President--Director of Stores in 1988. Mr. Montgomery has 29 years of experience in the retail industry.

  Mr. Moore has served as Executive Vice President--General Merchandise Manager since February 1999. Mr. Moore joined the Company in 1997 as a Vice President--Divisional Merchandise Manager. Mr. Moore also served as Senior Vice President of Merchandise Planning and Allocation. Prior to joining the Company, Mr. Moore served in various management positions at Dayton Hudson Department Stores. Mr. Moore has 23 years of experience in the retail industry.

  Mr. Rusinow has served as Executive Vice President--Regional Manager of Stores since January 1998 and added Store Administration to his existing responsibilities in February 1999. Mr. Rusinow has served in other management positions with the Company since joining the Company in 1994. Mr. Rusinow has 22 years of experience in the retail industry.

  Mr. Sharpin has served as Executive Vice President--Human Resources since August 1998 and in other management positions with the Company since joining the Company in 1988. Mr. Sharpin has 21 years of experience in the retail industry.

  Mr. Vasques has served as Executive Vice President--Marketing since December 1995. Prior to joining the Company, Mr. Vasques served as Senior Vice President--Marketing of Caldor from 1991 to November 1995. Mr. Vasques has 30 years of experience in the retail industry.

Item 11. Executive Compensation

  The information set forth under "Executive Compensation" on pages 6-9 of Registrant's Proxy Statement dated April 13, 2000 is incorporated herein by reference. Compensation of directors as set forth under "Director Committees and Compensation" on page 3 of Registrant's Proxy Statement dated April 13, 2000 is incorporated herein by reference.

Item 12. Beneficial Ownership of Stock

  The information set forth under "Beneficial Ownership of Shares" on pages 4-5 of Registrant's Proxy Statement dated April 13, 2000 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information set forth under "Other Transactions" on page 9 of Registrant's Proxy Statement dated April 13, 2000 is incorporated herein by reference.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND SCHEDULE OF KOHL'S CORPORATION

                                                                            Page
                                                                            ----
Consolidated Financial Statements
Report of Independent Auditors.............................................  F-2
Consolidated Balance Sheets................................................  F-3
Consolidated Statements of Income..........................................  F-4
Consolidated Statements of Changes in Shareholders' Equity.................  F-5
Consolidated Statements of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements.................................  F-7
Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts............................. F-18

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kohl's Corporation

  We have audited the accompanying consolidated balance sheets of Kohl's Corporation and subsidiaries (the Company) as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended January 29, 2000. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 29, 2000 and January 30, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting practices generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 3, 2000

                               KOHL'S CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                        January 29, January 30,
                                                           2000        1999
                                                        ----------- -----------
                                                            (In Thousands)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $   12,608  $    2,858
  Short-term investments...............................     27,500      26,736
  Accounts receivable trade, net.......................    501,162     270,704
  Merchandise inventories..............................    794,439     617,362
  Deferred income taxes................................     22,184      14,412
  Other................................................      8,630       7,366
                                                        ----------  ----------
    Total current assets...............................  1,366,523     939,438
Property and equipment, net............................  1,352,956     933,011
Other assets...........................................     42,422      25,027
Favorable lease rights.................................    133,023      13,681
Goodwill...............................................     19,738      24,938
                                                        ----------  ----------
    Total assets....................................... $2,914,662  $1,936,095
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $  330,084  $  212,926
  Accrued liabilities..................................    143,784     117,200
  Income taxes payable.................................     63,955      48,572
  Short-term debt......................................     85,000          --
  Current portion of long-term debt....................     11,589       1,533
                                                        ----------  ----------
    Total current liabilities..........................    634,412     380,231
Long-term debt.........................................    494,993     310,912
Deferred income taxes..................................     66,482      53,787
Other long-term liabilities............................     33,272      28,386
Shareholders' equity:
  Common stock--$.01 par value, 800,000,000 shares
   authorized, 326,197,268 and 316,789,470 shares
   issued at January 29, 2000 and January 30, 1999,
   respectively........................................      3,262       3,168
  Paid-in capital......................................    767,179     502,691
  Retained earnings....................................    915,062     656,920
                                                        ----------  ----------
    Total shareholders' equity.........................  1,685,503   1,162,779
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,914,662  $1,936,095
                                                        ==========  ==========

                             See accompanying notes

                               KOHL'S CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                Fiscal Year Ended
                                      ------------------------------------------
                                      January 29,    January 30,    January 31,
                                          2000           1999           1998
                                      ------------   ------------   ------------
                                      (In Thousands, Except Per Share Data)
Net sales............................ $  4,557,112   $  3,681,763   $  3,060,065
Cost of merchandise sold.............    3,014,073      2,447,301      2,046,468
                                      ------------   ------------   ------------
Gross margin.........................    1,543,039      1,234,462      1,013,597
Operating expenses:
  Selling, general and
   administrative....................      975,269        810,162        678,793
  Depreciation and amortization......       83,323         64,849         52,180
  Goodwill amortization..............        5,200          5,200          5,200
  Preopening expenses................       30,972         16,388         18,589
                                      ------------   ------------   ------------
Total operating expenses.............    1,094,764        896,599        754,762
                                      ------------   ------------   ------------
Operating income.....................      448,275        337,863        258,835
Other expense (income):
  Interest expense...................       29,470         22,872         24,605
  Interest income....................       (2,307)        (1,758)          (833)
                                      ------------   ------------   ------------
Income before income taxes...........      421,112        316,749        235,063
Provision for income taxes...........      162,970        124,483         93,790
                                      ------------   ------------   ------------
Net income........................... $    258,142   $    192,266   $    141,273
                                      ============   ============   ============
Net income per share:
  Basic.............................. $       0.80   $       0.61   $       0.46
  Diluted............................ $       0.77   $       0.59   $       0.45


                             See accompanying notes

                               KOHL'S CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                Common Stock                         Total
                               -------------- Paid-in  Retained  Shareholders'
                               Shares  Amount Capital  Earnings     Equity
                               ------- ------ -------- --------- -------------
                                               (In Thousands)
Balance at February 1, 1997... 295,681 $2,957 $191,133 $323,381   $  517,471
Issuance of common shares.....  18,281    183  282,685       --      282,868
Exercise of stock options.....   1,553     15    7,055       --        7,070
Income tax benefit of stock
 options......................      --     --    6,100       --        6,100
Net income....................      --     --       --  141,273      141,273
                               ------- ------ -------- --------   ----------
Balance at January 31, 1998... 315,515  3,155  486,973  464,654      954,782
Exercise of stock options.....   1,274     13    5,873       --        5,886
Income tax benefit of stock
 options......................      --     --    9,845       --        9,845
Net income....................      --     --       --  192,266      192,266
                               ------- ------ -------- --------   ----------
Balance at January 30, 1999... 316,789  3,168  502,691  656,920    1,162,779
Issuance of common shares.....   5,600     56  199,570       --      199,626
Exercise of stock options.....   3,808     38   17,610       --       17,648
Income tax benefit of stock
 options......................      --     --   47,308       --       47,308
Net income....................      --     --       --  258,142      258,142
                               ------- ------ -------- --------   ----------
Balance at January 29, 2000... 326,197 $3,262 $767,179 $915,062   $1,685,503
                               ======= ====== ======== ========   ==========


                             See accompanying notes

                               KOHL'S CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            January 29, January 30, January 31,
                                               2000        1999        1998
                                            ----------- ----------- -----------
                                                      (In Thousands)
Operating activities
Net income................................   $ 258,142   $ 192,266   $ 141,273
Adjustments to reconcile net income to net
 cash provided
 by (used in) operating activities:
  Depreciation and amortization...........      88,837      70,249      57,724
  Deferred income taxes...................       4,923         886      (2,786)
  Other noncash charges...................       3,536       2,353       2,784
  Changes in operating assets and
   liabilities:
    Accounts receivable trade.............    (230,458)    (31,087)   (212,906)
    Merchandise inventories...............    (177,077)   (101,572)    (92,583)
    Other current assets..................      (1,264)     (2,107)      1,144
    Accounts payable......................     117,158      62,247      24,318
    Accrued and other long-term
     liabilities..........................      31,025      27,366      17,795
    Income taxes payable..................      15,383      10,090      13,012
                                             ---------   ---------   ---------
Net cash provided by (used in) operating
 activities...............................     110,205     230,691     (50,225)
Investing activities
Acquisition of property and equipment and
 favorable lease rights...................    (625,392)   (248,878)   (202,735)
Proceeds from sale of property and
 equipment................................       4,350       1,292         295
Purchase of short-term investments, net...        (764)    (26,736)         --
Other.....................................     (20,151)    (14,587)     (6,534)
                                             ---------   ---------   ---------
Net cash used in investing activities.....    (641,957)   (288,909)   (208,974)
Financing activities
Proceeds from short-term debt.............      85,000          --          --
Proceeds from public debt offering........     197,258          --          --
Net borrowings (repayments) under credit
 facilities...............................      (1,600)      1,600          --
Repayment of other long-term debt, net....      (1,582)       (416)     (1,483)
Payment of financing fees on debt.........      (2,156)         --        (101)
Net proceeds from issuance of common
 shares...................................     264,582      15,731     296,038
                                             ---------   ---------   ---------
Net cash provided by financing
 activities...............................     541,502      16,915     294,454
                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash
 and equivalents..........................       9,750     (41,303)     35,255
Cash and cash equivalents at beginning of
 period...................................       2,858      44,161       8,906
                                             ---------   ---------   ---------
Cash and cash equivalents at end of
 period...................................   $  12,608   $   2,858   $  44,161
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

Revenue Recognition

  Revenue from sales of the Company's merchandise is recognized at the time of sale, net of any returns.

Accounting Period

  The Company's fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended January 29, 2000 (fiscal 1999), January 30, 1999 (fiscal
1998) and January 31, 1998 (fiscal 1997), which all include 52 weeks.

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

Merchandise Inventories

  Merchandise inventories are valued at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $2,983,000 higher at January 29, 2000, and $1,921,000 higher at January 30, 1999 if they had been valued using the first-in, first-out (FIFO) method.

                              KOHL'S CORPORATION

1. Business and Summary of Accounting Policies (continued)

Property and Equipment

  Property and equipment is carried at cost and generally depreciated on a straight-line basis over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the assets, whichever is less. The annual provisions for depreciation and amortization have been principally computed using the following ranges of useful lives:

     Buildings and improvements...................................  20-40 years
     Store fixtures and equipment.................................   3-20 years
     Property under capital leases................................  20-40 years

  Construction in progress includes land and improvements for locations not yet opened at the end of each fiscal year.

Capitalized Interest

  The Company capitalizes interest on the acquisition and construction of new stores and depreciates that amount over the lives of the related assets. The total interest capitalized was $4,405,000, $1,878,000 and $2,043,000 in 1999,
1998 and 1997, respectively.

Favorable Lease Rights

  Favorable lease rights are amortized on a straight-line basis over a composite average life, including options and reflect accumulated amortization of $19,327,000 at January 29, 2000 and $18,820,000 at January 30, 1999. The
favorable lease rights balance at January 29, 2000 includes $121,600,000 related to a 1999 acquisition. The related stores are expected to open in 2000 and amortization will begin at that time. The composite average life of favorable lease rights as of January 29, 2000 is 22 years.

Goodwill

  Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization is $57,666,000 at January 29, 2000 and $52,466,000 at January 30, 1999.

Long-Lived Assets

  The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable leasehold rights and goodwill) are present and determines that if such indicators are present whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of January 29, 2000 and January 30, 1999, and determined that there was no significant impact on the Company's results of operations.

Preopening Costs

  Preopening expenses, which are expensed as incurred, relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. All previously deferred preopening costs were written-off effective January 30, 1999.

                              KOHL'S CORPORATION

1. Business and Summary of Accounting Policies (continued)

Advertising

  Advertising costs included in selling, general and administrative are expensed as incurred and totaled $176,009,000, $147,619,000 and $117,879,000 in fiscal 1999, 1998 and 1997, respectively.

Income Taxes

  Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Net Income Per Share

  The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows:

                                                             Fiscal Year
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
                                                           (In Thousands)
Denominator for basic earnings per share--weighted
 average shares....................................... 324,628 316,134 304,942
Employee stock options................................   9,228   9,132   7,212
                                                       ------- ------- -------
Denominator for diluted earnings per share............ 333,856 325,266 312,154
                                                       ======= ======= =======

  Shareholders' equity, share and per share amounts for all periods presented have been adjusted for the 2 for 1 stock split declared by the Company's Board of Directors on March 6, 2000, effected in the form of a stock dividend.

Comprehensive Income

  Net income for all years presented is the same as comprehensive income.

Use of Estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Selected Balance Sheet Information

  Property and equipment consist of the following:

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
Land.................................................... $  137,900  $   98,491
Buildings and improvements..............................    726,846     505,475
Store fixtures and equipment............................    469,247     377,772
Property under capital leases...........................     54,862      55,700
Construction in progress................................    243,042     104,042
                                                         ----------  ----------
Property and equipment, at cost.........................  1,631,897   1,141,480
Less accumulated depreciation...........................    278,941     208,469
                                                         ----------  ----------
                                                         $1,352,956  $  933,011
                                                         ==========  ==========

  Depreciation expense for property and equipment totaled $76,851,000, $60,994,000 and $48,802,000 for fiscal 1999, 1998 and 1997, respectively.

                              KOHL'S CORPORATION

2. Selected Balance Sheet Information (continued)

  Accrued liabilities consist of the following:

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
Payroll and related fringe benefits.....................  $ 29,332    $ 24,565
Sales and property taxes................................    45,429      33,761
Other accruals..........................................    69,023      58,874
                                                          --------    --------
                                                          $143,784    $117,200
                                                          ========    ========

3. Accounts Receivable Financing

  Prior to December 23, 1999, the Company's private label credit card receivables were sold without recourse or were contributed to its wholly owned subsidiary and special purpose entity, Kohl's Receivables Corporation (KRC). KRC then periodically sold, generally with recourse, an undivided interest in the revolving pool of these receivables to a bank, up to a maximum of $225 million. Based on this two-tier structure of selling receivables, and a supporting legal opinion, the true sale accounting requirements were met, as defined by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, the $113 million interest sold under this agreement at January 30, 1999, is reflected as a reduction of accounts receivable.

  On December 23, 1999, the Company entered into a new one year agreement with the same bank, similar to the agreement KRC had with the bank, under which the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables directly to the bank. The agreement is renewable at the Company's request and the bank's option. The structure of this transaction no longer meets the true sale requirements of SFAS No. 125. Thus, the proceeds received upon sale of $85 million of receivables to the bank as of January 29, 2000, is recorded as short-term debt in the accompanying consolidated balance sheet. On December 31, 1999, KRC was merged into the Company.

  The cost of the financing program is based on the bank's A1/P-1 commercial paper rate, approximately 6.0% at January 29, 2000, plus certain fees and is included in selling, general and administrative expenses beginning December 23, 1999. The agreement is secured by interests in the receivables and contains covenants which require the Company to maintain a minimum portfolio quality and meet certain financial tests.

  The Company maintains an allowance for doubtful accounts for all receivables on the balance sheet based upon management's estimates of the Company's risk of credit loss, as summarized below:

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
Accounts Receivable Trade:
  Gross receivables.....................................  $508,333    $387,773
  Receivables off balance sheet.........................        --     113,000
                                                          --------    --------
Total accounts receivable on balance sheet..............   508,333     274,773
  Allowance for doubtful accounts.......................     7,171       4,069
                                                          --------    --------
Net.....................................................  $501,162    $270,704
                                                          ========    ========

                              KOHL'S CORPORATION

3. Accounts Receivable Financing (continued)

  Average accounts receivable balances both on and off balance sheet are summarized below:

                                                            Fiscal Year
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (In Thousands)
Average accounts receivable trade:
  Gross accounts receivable......................... $443,000 $328,000 $242,000
  Receivables off-balance sheet.....................   86,000  120,000  154,000
                                                     -------- -------- --------
  Receivables on-balance sheet...................... $357,000 $208,000 $ 88,000
                                                     ======== ======== ========

  The revenue from the credit program, net of expenses, is summarized below for all receivables accounted for on-balance sheet and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Pursuant to SFAS No. 125, once receivables are sold to the bank and the true sale requirements are met, the Company has no exposure to bad debts and retains no rights to finance charge income for financial statement purposes. Because the true sale requirements were met prior to December 23, 1999, all income and expense items with respect to receivables sold prior to December 23, 1999, are not presented as part of the Company's results of operations.

                                                              Fiscal Year
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                            (In Thousands)
Finance charges and other income....................... $63,879 $38,744 $16,528
Operating expenses:
  Cost of financing program............................     191      --      --
  Provision for doubtful accounts......................  13,402   7,831   4,502
  Other credit and collection expenses.................  18,636  10,740   5,477
                                                        ------- ------- -------
  Total operating expenses.............................  32,229  18,571   9,979
                                                        ------- ------- -------
Net revenue of credit program included in selling,
 general and administrative expenses................... $31,650 $20,173 $ 6,549
                                                        ======= ======= =======

4. Debt

  Debt consists of the following:

                                                       January 29, January 30,
                                                          2000        1999
                                                       ----------- -----------
                                                           (In Thousands)
Senior notes..........................................  $ 60,000    $ 60,000
Public offered debt, net of discount of $2,681 in
 1999.................................................   397,319     200,000
Capital leases........................................    47,160      48,392
Other.................................................     2,103       4,053
                                                        --------    --------
Total.................................................   506,582     312,445
Less current portion..................................    11,589       1,533
                                                        --------    --------
Long-term debt........................................  $494,993    $310,912
                                                        ========    ========

  The Company has issued $60 million of 6.57% unsecured senior notes. The notes will mature in 2004 with required annual prepayments beginning March 31, 2000.

                              KOHL'S CORPORATION

4. Debt (continued)

  The public offered debt includes $100 million of non-callable 6.70% unsecured senior notes which mature on February 1, 2006 and $100 million of non-callable 7.375% unsecured senior notes which mature on October 15, 2011. Additionally on June 1, 1999, the Company issued $200 million of non-callable 7.25% unsecured debentures, which mature June 1, 2029. The debentures were issued at a discount with a yield to maturity of 7.36%.

  The Company, using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements, estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $432 million at January 29, 2000.

  The Company has a $300 million unsecured revolving bank credit facility (the Credit Facility) which matures on June 13, 2003. The Credit Facility can be extended each year for an additional one year with the banks' consents provided that the Company meets certain financial covenants. Depending on the type of advance, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, depending on the Company's long-term unsecured debt rating; or the agent bank's base rate. No amounts were outstanding under this facility at January 29, 2000 or January 30, 1999.

  The various debt agreements contain certain covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests.

  Interest payments, net of amounts capitalized, were $27,038,000, $22,950,000 and $24,158,000 in fiscal 1999, 1998 and 1997, respectively.

  Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $10,367,000 in 2000; $15,333,000 in 2001;
$15,340,000 in 2002; $10,138,000 in 2003 and $10,056,000 in 2004.

5. Commitments

  The Company leases property and equipment. Many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that range from two additional five-year periods to eight ten-year periods.

  Rent expense charged to operations was $111,863,000, $89,508,000 and $72,286,000 in fiscal 1999, 1998 and 1997, respectively. Rent expense includes contingent rents, based on sales, of $3,487,000, $4,209,000 and $3,847,000 in fiscal 1999, 1998 and 1997, respectively.

  Property under capital leases consists of the following:

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
Buildings and improvements..............................   $54,862     $55,700
Less accumulated amortization...........................    16,342      15,177
                                                           -------     -------
                                                           $38,520     $40,523
                                                           =======     =======

  Amortization expense related to capital leases totaled $2,004,000, $2,266,000 and $2,428,000 for fiscal 1999, 1998 and 1997, respectively.

                              KOHL'S CORPORATION

5. Commitments (continued)

  Future minimum lease payments at January 29, 2000, under leases that have initial or remaining noncancellable terms in excess of one year, are as follows:

                                                            Capital  Operating
                                                             Leases    Leases
                                                            -------- ----------
Fiscal year:
2000....................................................... $  6,641 $  128,886
2001.......................................................    6,613    143,162
2002.......................................................    6,631    139,823
2003.......................................................    6,525    138,754
2004.......................................................    6,846    138,270
Thereafter.................................................   80,699  1,824,927
                                                            -------- ----------
                                                             113,955 $2,513,822
                                                                     ==========
Less amount representing interest..........................   66,795
                                                            --------
Present value of minimum lease payments.................... $ 47,160
                                                            ========

  Included in the operating lease schedule above is $761,264,000 of minimum lease payments for stores that will open in 2000 and 2001.

6. Benefit Plans

  The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $4,408,000 $3,300,000 and $2,610,000 in fiscal 1999, 1998 and 1997, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the income per share computations.

  The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. Total expense was $3,020,000, $2,531,000 and $2,221,000 in fiscal 1999, 1998 and 1997, respectively. In addition, the Company made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. Total expense was $4,168,000, $3,629,000 and $2,978,000 in fiscal 1999, 1998 and 1997, respectively.

7. Income Taxes

  Deferred income taxes consist of the following:

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
                                                             (In Thousands)
Deferred tax liabilities:
  Property and equipment................................   $80,371     $65,773
Deferred tax assets:
  Merchandise inventories...............................    18,080       9,684
  Accrued and other liabilities.........................    11,273      11,360
  Accrued rent liability................................     6,720       5,354
                                                           -------     -------
                                                            36,073      26,398
                                                           -------     -------
Net deferred tax liability..............................   $44,298     $39,375
                                                           =======     =======

                              KOHL'S CORPORATION

7. Income Taxes (continued)

  The components of the provision for income taxes are as follows:

                                                             Fiscal Year
                                                      -------------------------
                                                        1999     1998    1997
                                                      -------- -------- -------
                                                           (In Thousands)
Current Federal...................................... $135,586 $104,336 $82,184
Current State........................................   22,461   19,261  14,392
Deferred.............................................    4,923      886  (2,786)
                                                      -------- -------- -------
                                                      $162,970 $124,483 $93,790
                                                      ======== ======== =======

  The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

                                                          Fiscal Year
                                                    --------------------------
                                                     1999      1998     1997
                                                    -------  --------  -------
Provision at statutory rate........................    35.0%     35.0%    35.0%
State income taxes, net of federal tax benefit.....     3.6       3.9      4.2
Goodwill amortization..............................     0.4       0.6      0.8
Other..............................................     (.3)      (.2)     (.1)
                                                    -------  --------  -------
Provision for income taxes.........................    38.7%     39.3%    39.9%
                                                    -------  --------  -------
Amounts paid for income taxes (in thousands)....... $95,075  $103,628  $74,826
                                                    =======  ========  =======

8. Preferred and Common Stock

  The Company's authorized capital stock includes 10,000,000 shares of $.01 par value preferred stock of which none have been issued.

  On March 6, 2000 and March 9, 1998, the Company's Board of Directors declared 2 for 1 stock splits which were effected in the form of a stock dividend on the Company's common stock. Shareholders' equity, and all share and per share amounts have been retroactively adjusted to reflect these dividends.

  The 1992 and 1994 Long-Term Compensation Plans provide for the granting of options to purchase shares of the Company's common stock to officers and key employees. The 1997 Stock Option Plan provides for granting of similar stock options to outside directors. The following table presents the number of options initially authorized and options available to grant under each of the plans:

                                     1992 Plan  1994 Plan  1997 Plan   Total
                                     ---------- ---------- --------- ----------
Options initially authorized........ 22,800,000 24,000,000  400,000  47,200,000
Options available for grant:
  January 30, 1999..................    105,478 15,455,050  320,000  15,880,528
  January 29, 2000..................    179,216 11,464,950  320,000  11,964,166

  The majority of options granted vest in four equal annual installments. Remaining options granted vest in either five or seven year increments. Options which are surrendered or terminated without issuance of shares are available for future grants.

                              KOHL'S CORPORATION

8. Preferred and Common Stock (continued)

  The following table summarizes the Company's stock options at January 29, 2000, January 30, 1999 and January 31, 1998 and the changes for the years then ended:

                                                      Number    Weighted Average
                                                    of Options   Exercise Price
                                                    ----------  ----------------
Balance at February 1, 1997........................ 21,885,152       $ 5.79
  Granted..........................................  4,451,820        16.56
  Surrendered......................................   (558,620)        7.32
  Exercised........................................ (1,553,604)        4.68
                                                    ----------       ------
Balance at January 31, 1998........................ 24,224,748         7.79
  Granted..........................................  3,418,250        28.85
  Surrendered......................................   (329,582)       13.28
  Exercised........................................ (1,273,558)        5.00
                                                    ----------       ------
Balance at January 30, 1999........................ 26,039,858        10.64
  Granted..........................................  4,434,750        35.13
  Surrendered......................................   (518,388)       14.95
  Exercised........................................ (3,807,798)        5.04
                                                    ----------       ------
Balance at January 29, 2000........................ 26,148,422       $15.53
                                                    ==========       ======





Options exercisable at:
                                                                Weighted Average
                                                       Shares    Exercise Price
                                                     ---------- ----------------
  January 29, 2000.................................. 13,628,550      $8.60
  January 30, 1999.................................. 14,029,610      $6.06
  January 31, 1998.................................. 11,044,000      $4.85

  Exercise prices for options outstanding at January 29, 2000, ranged from $1.75--$40.44. Additional information related to these options segregated by exercise price range is as follows:

                                                     Exercise Price Range
                                                 -----------------------------
                                                 $1.75 to  $6.50 to  $17.50 to
                                                   $6.49    $17.49    $40.44
                                                 --------- --------- ---------
Options outstanding............................. 8,912,552 9,474,016 7,761,854
Weighted average exercise price of options
 outstanding....................................     $4.88    $11.70    $32.42
Weighted average remaining contractual life of
 options outstanding............................       4.3       9.0      14.3
Options exercisable............................. 8,121,202 4,762,032   745,316
Weighted average exercise price of options
 exercisable....................................     $4.92    $11.62    $29.34

  The Company continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company calculated the pro forma effect on net income and net income per share of accounting for employee stock options under the fair value method prescribed by SFAS No. 123 in the table below. The weighted-average fair values of options granted during fiscal 1999, 1998 and 1997 were estimated using a Black-Scholes option pricing model to be $11.64, $9.57 and $5.43, respectively. The model used the following assumptions for all years: risk free interest rate between 5.0%--6.0%; dividend yield 0%; volatility factors of the Company's common stock of 30%; and a 7-8 year expected life of the option.

                              KOHL'S CORPORATION

8. Preferred and Common Stock (continued)

                                                             Fiscal Year
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
Pro forma net income................................. $246,513 $183,785 $137,320
Pro forma net income per share:
  Basic..............................................    $0.76    $0.58    $0.45
  Diluted............................................    $0.74    $0.57    $0.44

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

10. Quarterly Financial Information (Unaudited)

                                             Fiscal Year 1999
                            --------------------------------------------------
                             First    Second    Third      Fourth     Total
                            -------- -------- ---------- ---------- ----------
                                   (in thousands except per share data)
Net sales.................. $910,256 $939,503 $1,099,852 $1,607,501 $4,557,112
Gross margin...............  313,128  325,304    375,659    528,948  1,543,039
Net income.................   39,319   45,233     53,014    120,576    258,142
Basic net income per
 share.....................      .12      .14        .16        .37        .80
Diluted net income per
 share.....................      .12      .13        .16        .36        .77

                                              Fiscal Year 1998
                              ------------------------------------------------
                               First    Second   Third     Fourth     Total
                              -------- -------- -------- ---------- ----------
                                    (in thousands except per share data)
Net sales.................... $744,571 $758,747 $888,897 $1,289,548 $3,681,763
Gross margin.................  253,469  256,577  299,622    424,794  1,234,462
Net income...................   26,848   31,348   40,008     94,062    192,266
Basic net income per share...      .09      .10      .13        .30        .61
Diluted net income per
 share.......................      .08      .10      .12        .29        .59

  Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

  The Company uses the LIFO method of accounting for merchandise inventories because it results in a better matching of costs and revenues. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                                                  Fiscal Year
                                                                ----------------
LIFO Expense (Credit)                                            1999     1998
---------------------                                           ------- --------
                                                                 (In Thousands)
First.......................................................... $ 1,363 $  1,861
Second.........................................................   1,409    1,896
Third..........................................................   1,651    1,900
Fourth......................................................... (3,361)  (8,519)
                                                                ------- --------
Total year..................................................... $ 1,062 $(2,862)
                                                                ======= ========

  The Company estimates its LIFO provision throughout the year based on expected inflation. The provision is adjusted to actual inflation indices at year-end.

                              KOHL'S CORPORATION

11. Related Parties

  A director of the Company is also a shareholder of a law firm which performs legal services for the Company.

  A director of the Company is also the chief executive officer of an insurance company which provides $40 million of the senior notes to the Company (see Note 4). Total interest expense incurred on the senior notes totaled $2.6 million in 1999, 1998 and 1997.

  Another director was previously affiliated with an investment bank which performed services for the Company. Investment banking fees incurred with this investment bank totaled approximately $8.8 million in fiscal 1997 and no fees were paid in fiscal 1998. The director retired from the investment bank in 1998.

  Rent expense incurred on store leases with various entities owned by a director of the Company and his affiliates, which is included in the total rent expense above, was $4,353,000, $4,323,000 and $3,789,000 in fiscal 1999,
1998 and 1997, respectively.

                               KOHL'S CORPORATION

                                  SCHEDULE II

                       Valuation and Qualifying Accounts
                             (Dollars in Thousands)

                                                        Years Ended
                                            -----------------------------------
                                            January 29, January 30, January 31,
                                               2000        1999        1998
                                            ----------- ----------- -----------
Accounts Receivable--Allowances:
  Balance at Beginning of Period...........  $  4,069     $ 4,669     $   700
  Charged to Costs and Expenses............    13,402       7,831       4,502
  Deductions--Bad Debts Written off, Net of
   Recoveries and Other Allowances.........   (12,277)     (7,668)     (4,357)
  Other (1)................................     1,977        (763)      3,824
                                             --------     -------     -------
  Balance at End of Period.................  $  7,171     $ 4,069     $ 4,669
                                             ========     =======     =======

--------
(1) Adjustments to the accounts receivable allowance for receivables sold pursuant to SFAS No. 125.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned

                                          Kohl's Corporation

                                          By: /s/ William S. Kellogg
                                            -----------------------------------
                                            William S. Kellogg
                                            Chairman and Director
Dated: April 17, 2000


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ William S. Kellogg
-------------------------------------     -------------------------------------
William S. Kellogg                        Frank Sica
Chairman and Director                     Director

/s/ Jay H. Baker
-------------------------------------     -------------------------------------
Jay H. Baker                              Herbert Simon
Director                                  Director


/s/ John F. Herma                         /s/ Peter M. Sommerhauser
-------------------------------------     -------------------------------------
John F. Herma                             Peter M. Sommerhauser
Director                                  Director


/s/ R. Lawrence Montgomery                /s/ Elton White
-------------------------------------     -------------------------------------
R. Lawrence Montgomery                    R. Elton White
Vice Chairman, Chief Executive Officer    Director
and Director


/s/ Kevin Mansell                         /s/ James Ericson
-------------------------------------     -------------------------------------
Kevin Mansell                             James Ericson
President and Director                    Director

/s/ Arlene Meier
-------------------------------------     -------------------------------------
Arlene Meier                              Wayne Embry
Chief Financial Officer (Principal        Director
Financial and Accounting Officer),
Secretary and Director

                                 EXHIBIT INDEX

 Exhibit
 Number                               Description
 -------                              -----------
  3.1     Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.
  3.2     Bylaws of the Company.
  4.1     Revolving Credit Agreement dated as of June 13, 1997 among Kohl's
          Corporation, Kohl's Department Stores, Inc., various commercial banking institutions, The Bank of New York, as Administrative Agent, and The First National Bank of Chicago, as Syndication Agent,
          incorporated herein by reference to Exhibit 10.1 of the Company's
          Quarterly Report on Form 10-Q for the fiscal quarter ended August 2,
          1997.

  4.2 Amendment to Revolving Credit Agreement dated as of June 5, 1998, incorporated herein by reference to Exhibit 4.1 of the Company's registration statement on Form S-3 (File No. 333-73257).

  4.3     Indenture dated as of December 1, 1995 between the Company and The
          Bank of New York as trustee, incorporated herein by reference to
          Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

  4.4     First Supplemental Indenture dated as of June 1, 1999 between the
          Company and The Bank of New York, incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4
          (Reg. No. 333-83031).

  4.5 Certain other long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 4 and not filed herewith.

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

 10.5 Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company's
          Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

 10.6     Executive Medical Plan, incorporated herein by reference to Exhibit
          10.9 of the Company's registration statement on Form S-1 (File No.
          33- 46883).*

 10.7     Executive Life Insurance Plan, incorporated herein by reference to
          Exhibit 10.10 of the Company's registration statement on Form S-1
          (File No. 33-46883).*

 10.8 Executive Accidental Death and Dismemberment Plan, incorporated herein by reference to Exhibit 10.11 of the Company's registration statement on Form S-1 (File No. 33-46883).*

 10.9     Executive Committee Bonus Plan, incorporated herein by reference to
          Exhibit 10.12 of the Company's registration statement on Form S-1
          (File No. 33-46883).*

 10.10 1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company's registration statement on Form S-1
          (File No. 33-46883).*

 10.11 1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

 Exhibit
 Number                               Description
 -------                              -----------

 10.12 1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company's registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

 10.13    Amended and Restated Agreements dated December 10, 1998 between the
          Company and Ms. Blanc, incorporated herein by reference to Exhibit
          10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

 10.14    Amended and Restated Agreements dated December 10, 1998 between the
          Company and Mr. Mansell, incorporated herein by reference to Exhibit
          10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

 10.15    Amended and Restated Agreements dated December 10, 1998 between the
          Company and Mr. Montgomery, incorporated herein by reference to
          Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

 10.16    Receivables Purchase Agreement dated December 23, 1999 by and among
          Kohl's Corporation, Kohl's Department Stores, Inc., PREFCO, various
          Investors and Bank One, NA, as agent.

 12.1 Statement regarding calculation of ratio of earnings to fixed charges.

 13.1     1999 Annual Report.

 21.1     Subsidiaries of the Registrant.

 24.1     Consent of Ernst & Young LLP.

 27. Financial Data Schedules--Article 5 of Regulation S-X, 12 months ended January 29, 2000.

--------
*  A management contract or compensatory plan or arrangement.