Form 10-Q
period 2000-04-29
KOHLS CORPORATION
filed 2000-06-05
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 29, 2000
                               ----------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number 1-11084
                       -------


                              KOHL'S CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          WISCONSIN                                    39-1630919
-----------------------------                -----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                53051
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (262) 703-7000
                                                   -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes   X      No ______
    -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 26, 2000 Common Stock,
                                                    ----------------------------
Par Value $.01 per Share, 329,669,427 shares Outstanding.
--------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          April 29, 2000, January 29, 2000 and
          May 1, 1999                                                  3

          Condensed Consolidated Statements of Income
          for the Three Months Ended April 29, 2000
          and May 1, 1999                                              4

          Condensed Consolidated Statement of Changes
          In Shareholders' Equity for the Three Months
          Ended April 29, 2000                                         5

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          April 29, 2000 and May 1, 1999                               6

          Notes to Condensed Consolidated Financial
          Statements                                                   7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9-11


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of                           12-13
          Security Holders

Item 6    Exhibits                                                     14

          Signatures                                                   15

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          April 29,              January 29,              May 1,
                                                                            2000                    2000                  1999
                                                                    --------------------------------------------------------------
                                                                         (Unaudited)              (Audited)            (Unaudited)
                                                                                                (In thousands)
                    Assets
                 ------------

Current assets:
        Cash and cash equivalents                                        $    3,639              $   12,608            $    2,960
        Short-term investments                                                    -                  27,500                15,000
        Accounts receivable trade, net                                      544,328                 501,162               235,764
        Merchandise inventories                                             994,493                 794,439               721,955
        Income taxes receivable                                              10,595                       -                12,680
        Deferred income taxes                                                16,736                  22,184                14,548
        Other                                                                23,516                   8,630                14,130
                                                                        ------------            ------------          ------------

                    Total current assets                                  1,593,307               1,366,523             1,017,037

Property and equipment, net                                               1,479,627               1,352,956               984,831
Other assets                                                                 46,229                  42,422                28,930
Favorable lease rights                                                      131,999                 133,023               141,053
Goodwill                                                                     18,438                  19,738                23,638
                                                                        ------------            ------------          ------------

                    Total assets                                         $3,269,600              $2,914,662            $2,195,489
                                                                        ============            ============          ============


        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities:
        Accounts payable                                                 $  454,155              $  330,084            $  237,079
        Accrued liabilities                                                 140,094                 143,784               108,036
        Income taxes payable                                                      -                  63,955                     -
        Short term debt                                                     225,000                  85,000                     -
        Current portion of long-term debt                                    16,589                  11,589                 1,578
                                                                        ------------            ------------          ------------

                    Total current liabilities                               835,838                 634,412               346,693

Long-term debt                                                              520,654                 494,993               308,878
Deferred income taxes                                                        69,643                  66,482                56,670
Other long-term liabilities                                                  35,614                  33,272                28,520

Shareholders' equity
        Common stock-$.01 par value, 800,000,000 shares
          authorized, 329,423,752, 326,197,268, and 325,525,924
          issued at April 29, 2000, January 29, 2000 and
          May 1, 1999, respectively.                                          3,294                   3,262                 3,256
        Paid-in capital                                                     836,877                 767,179               755,233
        Retained earnings                                                   967,680                 915,062               696,239
                                                                        ------------            ------------          ------------

                    Total shareholders' equity                            1,807,851               1,685,503             1,454,728
                                                                        ------------            ------------          ------------

                    Total liabilities and shareholders' equity           $3,269,600              $2,914,662            $2,195,489
                                                                        ============            ============          ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                 3 Months             3 Months
                                                                (13 Weeks)           (13 Weeks)
                                                                   Ended               Ended
                                                                 April 29,             May 1,
                                                                   2000                 1999
                                                               ---------------------------------
                                                             (In thousands, except per share data)
Net sales                                                        $1,228,666             $910,256
Cost of merchandise sold                                            802,746              597,128
                                                                ------------          -----------

Gross margin                                                        425,920              313,128
Operating expenses:
        Selling, general, and administrative                        284,256              216,032
        Depreciation and amortization                                27,240               18,577
        Goodwill amortization                                         1,300                1,300
        Preopening expenses                                          19,129                7,945
                                                                ------------          -----------

Operating income                                                     93,995               69,274

Interest expense, net                                                 8,230                5,132
                                                                ------------          -----------

Income before income taxes                                           85,765               64,142
Provision for income taxes                                           33,147               24,823
                                                                ------------          -----------


Net income                                                       $   52,618             $ 39,319
                                                                ============          ===========


Earnings per share:

        Basic
                    Net income                                   $     0.16             $   0.12
                    Average number of  shares                       327,806              320,871

        Diluted
                    Net income                                   $     0.16             $   0.12
                    Average number of  shares                       336,353              330,752

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       Common Stock        Paid-In        Retained
                                                 ----------------------
                                                  Shares        Amount     Capital        Earnings         Total
                                                 --------     ---------   ---------      -----------     ----------
                                                                        (In thousands)
Balance at January 29, 2000                       326,197        $3,262    $767,179         $915,062     $1,685,503

Exercise of stock options                           3,227            32      24,413                -         24,445

Income tax benefit from stock options                   -             -      45,285                -         45,285

Net income                                              -             -           -           52,618         52,618

                                                 --------     ---------   ---------      -----------     ----------

Balance at April 29, 2000                         329,424        $3,294    $836,877         $967,680     $1,807,851
                                                 ========     =========   =========      ===========     ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               3 Months                  3 Months
                                                                              (13 Weeks)                (13 Weeks)
                                                                                 Ended                     Ended
                                                                             April 29, 2000             May 1, 1999
                                                                           --------------------------------------------
                                                                                           (In thousands)
Operating activities

Net income                                                                 $  52,618                    $   39,319
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
           Depreciation and amortization                                      28,628                        19,927
           Deferred income taxes                                               8,609                         2,747
           Other noncash charges                                               1,069                           732
           Changes in operating assets and liabilities:
             Accounts receivable                                             (43,166)                       34,940
             Merchandise inventories                                        (200,054)                     (104,593)
             Other current assets                                            (14,886)                       (6,764)
             Accounts payable                                                124,071                        24,153
             Accrued and other long-term liabilities                          (2,417)                       (7,587)
             Income taxes                                                    (74,550)                      (61,252)
                                                                       -------------                 -------------

Net cash used in operating activities                                       (120,078)                      (58,378)

Investing activities

Acquisition of property and equipment
     and favorable lease rights, net                                        (151,062)                     (203,344)
Proceeds from sale of assets                                                       -                         4,350
Purchase of short-term investments, net                                       27,500                        11,736
Other                                                                         (5,676)                       (4,903)
                                                                       -------------                 -------------

Net cash used in investing activities                                       (129,238)                     (192,161)

Financing activities

Proceeds from short-term debt                                                140,000                             -
Net borrowings (repayments) under credit facilities                           41,000                        (1,600)
Net repayments of other long-term debt                                       (10,362)                         (389)
Payment of financing fees on debt                                                (21)                            -
Net proceeds from issuance of common shares                                   69,730                       252,630
                                                                       -------------                 -------------

Net cash provided by financing activities                                    240,347                       250,641

                                                                       -------------                 -------------
Net increase (decrease) in cash and cash equivalents                          (8,969)                          102
Cash and cash equivalents at beginning of period                              12,608                         2,858
                                                                       -------------                 -------------

Cash and cash equivalents at end of period                                 $   3,639                    $    2,960
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


          LIFO Expense                     3 Months Ended
          ------------            -------------------------------
            Quarter               April 29, 2000      May 1, 1999
            -------               --------------      -----------
                                         (In Thousands)

             First                    $1,844              $1,363


     Inventories would have been $4,827,000, $2,983,000 and $3,284,000 higher at April 29, 2000, January 29, 2000 and May 1, 1999, respectively, if they had been valued using the first-in, first-out (FIFO) method.

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

4.   Net Income Per Share

     The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows (in thousands):


                                            3 Months Ended
                                    -------------------------------
                                    April 29, 2000      May 1, 1999
                                    --------------      -----------

     Denominator for
     basic earnings
     per share -
     weighted average
     shares                                327,806          320,871


     Employee stock
     options                                 8,547            9,881
                                           -------          -------

     Denominator for
     diluted earnings
     per share                             336,353          330,752
                                           =======          =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                       THREE MONTHS ENDED April 29, 2000
                       ---------------------------------


Results of Operations
---------------------

     At April 29, 2000, the Company operated 298 stores compared with 226 stores at the same time last year. During the quarter, the Company successfully opened 39 stores including the conversion of 33 stores previously operated by Caldor Corporation in New York, New Jersey, Connecticut and Maryland. In addition, four new stores in the Dallas/Fort Worth, TX market and one new store in Rochester, MN and Arnold, MO were opened.

     The Company plans to open eight stores in August, 2000; two additional stores in Chicago, two in Denver and additional stores in Ft. Worth, TX; Harrisburg, PA; Pittsburgh, PA and Neenah, WI. In October, 2000, the Company plans to open approximately 13 stores including three on Long Island, entering Tulsa, OK with three stores and additional stores in Chicago, Denver, St. Louis, North Carolina and Michigan.

     Net sales increased $318.4 million or 35.0% to $1,228.7 million for the three months ended April 29, 2000 from $910.3 million for the three months ended May 1, 1999. Of the increase, $257.1 million is attributable to the inclusion of 46 new stores opened in 1999 and 39 new stores opened in 2000. The remaining $61.3 million is attributable to comparable store sales growth of 6.9%.

     Gross margin for the three months ended April 29, 2000 was 34.7% compared to 34.4% in the three months ended May 1, 1999. This increase is primarily attributable to a change in merchandise mix and improvements related to inventory management.

     Selling, general and administrative expenses declined to 23.1% of net sales for the three months ended April 29, 2000 from 23.7% of net sales for the three months ended May 1, 1999. The decrease was a result of leverage achieved on the increase in net sales.

     Depreciation and amortization for the three months ended April 29, 2000 was $27.2 million compared to $18.6 million for the three months ended May 1, 1999. The increase is primarily attributable to capital spending related to new store openings.

     Preopening expense for the three months ended April 29, 2000 was $19.1 million compared to $7.9 million for the three months ended May 1, 1999. The increase is primarily due to an increase in the number of new stores opened. For new stores opened in March and April, 2000 approximately $7.4 million in preopening costs was expensed in fiscal 1999 and $19.1 million was expensed during the three months ended April 29, 2000 for a total average cost per store of approximately $0.7 million. Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

     As a result of the above factors, operating income for the three months ended April 29, 2000, increased $24.7 million or 35.7% over the three months ended May 1, 1999.

     Net income for the three months ended April 29, 2000, increased 33.8% to $52.6 million from $39.3 million for the three months ended May 1, 1999. Earnings were $0.16 per diluted share for the three months ended April 29, 2000 compared to $0.12 per diluted share for the three months ended May 1, 1999.

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

Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, growth in outstanding accounts receivable, capital expenditures in connection with expansion and remodeling programs and pre-opening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sale of its proprietary accounts receivable, borrowings under its $300 million revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses capital markets, as needed, to finance its growth. In March 1999, the Company issued 5,600,000 shares (2,800,000 shares pre-split) of common stock to the public with net proceeds of approximately $200 million. The Company also issued $200 million of non-callable, unsecured 30 year debentures on June 1, 1999.

     At April 29, 2000, the Company's merchandise inventories had increased $200.1 million over the January 29, 2000 balance and

$272.5 million over the May 1, 1999 balance. These increases reflect the purchase of summer inventory as well as inventory for new stores. The Company's working capital increased to $757.5 million at April 29, 2000 from $732.1 million at January 29, 2000 and $670.3 million at May 1, 1999. Of the $87.2 million increase from May 1, 1999, $83.6 million is attributable to higher credit card receivables, net of related short-term debt, as the Company internally financed a higher percentage of receivables. The remaining increase was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

     Cash used in operating activities was $120.1 million for the three months ended April 29, 2000 compared to $58.4 million for the three months ended May 1, 1999. Excluding changes in operating assets and liabilities, cash provided by operating activities was $90.9 million for the three months ended April 29, 2000 compared to $62.7 million for the three months ended May 1, 1999.

     Total capital expenditures for fiscal 2000 are currently expected to range between $450-$500 million. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

     Capital expenditures for the three months ended April 29, 2000 were $151.1 million compared to $203.3 million for the same period a year ago. The decrease in expenditures is primarily attributable to the timing of spending on new stores.

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

                          PART II  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Kohl's Corporation was held on May 23, 2000:

     1.   To elect four directors to serve for a three-year term.
     2. To ratify the appointment of Ernst & Young LLP as independent auditors.
     3.   To consider and act upon a shareholder proposal.
     4. To act upon any other business that may properly come before the meeting or any adjournment thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.

The results of the voting were as follows:

1.   Election of directors

     Jay H. Baker

                       For              - 141,513,684 shares
                  Withheld              -   3,443,731 shares

     Kevin B. Mansell

                       For              - 147,512,636 shares
                  Withheld              -   3,444,779 shares

     Herbert Simon

                       For              - 146,818,038 shares
                  Withheld              -   4,139,377 shares


     Peter M. Sommerhauser
                       For              - 146,825,253 shares
                  Withheld              -   4,132,162 shares

2.   Ratification of Ernst & Young LLP as independent auditors

                       For              - 150,779,674 shares
                   Against              -     116,261 shares
                   Abstain              -      61,480 shares

3.   To consider and act upon a shareholder proposal.

                       For              -  10,548,340 shares
                   Against              - 111,444,418 shares
                   Abstain              -  18,493,247 shares
                   Broker no votes      -  10,471,410 shares

Item 6.   Exhibits


          (a)  Exhibits


               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27.1      Financial Data Schedule - Article 5 of
                         Regulation S-X, 3 Months ended April 29, 2000.

               27.2 Financial Data Schedule - Articles of Regulation S-X, 3 Months ended May 1, 1999, (restated)

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Kohl's Corporation
                                     (Registrant)



Date:                                /s/ William Kellogg
                                     -----------------------------------
                                     William Kellogg
                                     Chairman



Date:                                /s/ Arlene Meier
                                     -----------------------------------
                                     Arlene Meier
                                     Executive Vice President - Finance
                                     Chief Financial Officer