Form 10-Q
period 2000-07-29
KOHLS CORPORATION
filed 2000-09-08
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      July 29, 2000
                               ---------------------------------

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

Registrant's telephone number, including area code (262) 703-7000
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes   X      No ______
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 1, 2000 Common
                                                    ------------------------
Stock, Par Value $.01 per Share, 330,841,800 shares Outstanding.
---------------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          July 29, 2000, January 29, 2000 and
          July 31, 1999                                                      3

          Condensed Consolidated Statements of Income
          for the Three Months and Six Months Ended
          July 29, 2000 and July 31, 1999                                    4

          Consolidated Statement of Changes in
          Shareholders' Equity for the Six Months
          Ended July 29, 2000                                                5

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          July 29, 2000 and July 31, 1999                                    6

          Notes to Condensed Consolidated Financial
          Statements                                                       7-8


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9-12


PART II.  OTHER INFORMATION

          Exhibits and Reports on Form 8-K                                  13

          Signatures                                                        14

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      July 29,           January 29,           July 31,
                                                                        2000                2000                 1999
                                                                    ----------------------------------------------------
                                                                    (Unaudited)           (Audited)          (Unaudited)
                                                                                        (In thousands)
                        Assets
                      ---------
Current assets:
      Cash and cash equivalents                                   $      3,925           $   12,608         $     2,960
      Short-term investments                                                 -               27,500              58,753
      Accounts receivable trade, net                                   531,885              501,162             395,005
      Merchandise inventories                                        1,007,340              794,439             753,964
      Deferred income taxes                                             22,346               22,184              17,863
      Other                                                             20,981                8,630               9,327
                                                                  ------------           ----------         -----------
                Total current assets                                 1,586,477            1,366,523           1,237,872

Property and equipment, net                                          1,539,271            1,352,956           1,086,985
Other assets                                                            57,285               42,422              33,969
Favorable lease rights                                                 132,361              133,023             140,628
Goodwill                                                                17,138               19,738              22,338
                                                                  ------------           ----------         -----------

                 Total assets                                     $  3,332,532           $2,914,662         $ 2,521,792
                                                                  ============           ==========         ===========

       Liabilities and Shareholders' Equity
       ------------------------------------
Current liabilities:
      Accounts payable                                            $    323,671           $  330,084         $   286,844
      Accrued liabilities                                              134,994              143,784             120,081
      Income taxes payable                                              15,771               63,955              11,901
      Short term debt                                                   35,000               85,000                   -
      Current portion of long-term debt                                 16,589               11,589              11,578
                                                                  ------------           ----------         -----------
                 Total current liabilities                             526,025              634,412             430,404

Long-term debt                                                         804,594              494,993             498,667
Deferred income taxes                                                   74,013               66,482              58,036
Other long-term liabilities                                             37,079               33,272              30,638

Shareholders' equity
     Common stock-$.01 par value, 800,000,000 shares
       authorized, 330,101,803, 326,197,268, and 325,765,044
       issued at July 29, 2000, January 29, 2000 and
       July 31, 1999, respectively.                                      3,301                3,262               3,258
     Paid-in capital                                                   855,550              767,179             759,317
     Retained earnings                                               1,031,970              915,062             741,472
                                                                  ------------           ----------         -----------
               Total shareholders' equity                            1,890,821            1,685,503           1,504,047
                                                                  ------------           ----------         -----------

               Total liabilities and shareholders' equity          $ 3,332,532           $2,914,662         $ 2,521,792
                                                                   ===========           ==========         ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        3 Months         3 Months         6 Months         6 Months
                                                        (13 Weeks)       (13 Weeks)       (26 Weeks)       (26 Weeks)
                                                          Ended            Ended             Ended            Ended
                                                         July 29,         July 31,         July 29,         July 31,
                                                           2000             1999             2000             1999
                                                       ---------------------------------------------------------------
                                                                    (In thousands, except per share data)
Net sales                                              $  1,255,360        $ 939,503      $ 2,484,026      $ 1,849,759
Cost of merchandise sold                                    817,407          614,199        1,620,153        1,211,327
                                                       ------------        ---------      -----------      -----------
Gross margin                                                437,953          325,304          863,873          638,432
Operating expenses:
        Selling, general, and administrative                289,331          218,870          573,587          434,902
        Depreciation and amortization                        29,903           19,745           57,143           38,322
        Goodwill amortization                                 1,300            1,300            2,600            2,600
        Preopening expenses                                   2,821            5,110           21,950           13,055
                                                       ------------        ---------      -----------      -----------
Operating income                                            114,598           80,279          208,593          149,553

Interest expense, net                                         9,962            6,488           18,194           11,620
                                                       ------------        ---------      -----------      -----------
Income before income taxes                                  104,636           73,791          190,399          137,933
Provision for income taxes                                   40,346           28,558           73,491           53,381
                                                       ------------        ---------      -----------      -----------

Net income                                             $     64,290        $  45,233      $   116,908      $    84,552
                                                       ============        =========      ===========      ===========


Earnings per share:

        Basic
                  Net income                           $       0.19        $    0.14      $      0.36      $      0.26
                  Average number of shares                  329,848          325,647          328,827          323,259

        Diluted
                  Net income                           $       0.19        $    0.13      $      0.35      $      0.25
                  Average number of shares                  338,973          335,097          337,455          333,003

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                      Common Stock
                                                ------------------------            Paid-In           Retained
                                                  Shares       Amount               Capital           Earnings          Total
                                                ----------   -----------          -----------      -------------     ----------
                                                                                (In thousands)

Balance at January 29, 2000                       326,197      $     3,262        $   767,179       $  915,062       $1,685,503

Exercise of stock options                           3,905               39             31,133                -           31,172

Income tax benefit from stock options                   -                -             57,238                -           57,238

Net income                                              -                -                  -          116,908          116,908
                                                ---------      -----------        -----------      -----------       ----------

Balance at July 29, 2000                          330,102            3,301        $   855,550       $1,031,970       $1,890,821
                                                =========      ===========        ===========      ===========       ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               6 Months                  6 Months
                                                                              (26 Weeks)                (26 Weeks)
                                                                                 Ended                     Ended
                                                                             July 29, 2000             July 31, 1999
                                                                           -------------------------------------------
                                                                                          (In thousands)
        Operating activities

        Net income                                                                 $ 116,908             $      84,552
        Adjustments to reconcile net income to net
          cash used in operating activities
                   Depreciation and amortization                                      59,923                    41,051
                   Amortization of debt discount                                       1,175                         -
                   Deferred income taxes                                               7,369                       798
                   Other noncash charges                                               2,197                     1,659
                   Tax benefit from exercise of stock options                         57,238                    42,365
                   Changes in operating assets and liabilities:
                     Accounts receivable                                             (30,723)                 (124,301)
                     Merchandise inventories                                        (212,901)                 (136,602)
                     Other current assets                                            (12,351)                   (1,961)
                     Accounts payable                                                 (6,413)                   73,918
                     Accrued and other long-term liabilities                          (7,180)                    5,648
                     Income taxes                                                    (48,184)                  (36,671)
                                                                           -----------------         -----------------
        Net cash used in operating activities                                        (72,942)                  (49,544)

        Investing activities

        Acquisition of property and equipment
             and favorable lease rights, net                                        (239,107)                 (323,960)
        Proceeds from sale of assets                                                       -                     4,350
        Sale/(Purchase) of short-term investments, net                                27,500                   (32,017)
        Other                                                                        (11,448)                   (9,038)
                                                                           -----------------         -----------------
        Net cash used in investing activities                                       (223,055)                 (360,665)

        Financing activities

        Repayments of short-term debt                                                (50,000)                        -
        Net borrowings under credit facilities                                         5,300                     1,300
        Proceeds from debt offering, net                                             319,379                   197,258
        Payments of long-term debt and capital lease obligations                     (11,253)                     (758)
        Payment of financing fees on debt                                             (7,284)                   (1,840)
        Net proceeds from issuance of common shares                                   31,172                   214,351
                                                                           -----------------         -----------------

        Net cash provided by financing activities                                    287,314                   410,311

                                                                           -----------------         -----------------
        Net increase (decrease) in cash and cash equivalents                          (8,683)                      102
        Cash and cash equivalents at beginning of period                              12,608                     2,858
                                                                           -----------------         -----------------

        Cash and cash equivalents at end of period                                 $   3,925             $       2,960
                                                                           =================         =================

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

2.   Reclassifications

     The Company reclassified tax benefits resulting from the exercise of stock options on its Consolidated Statements of Cash Flows in accordance with the Emerging Issues Task Force No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option".

3.   Merchandise Inventories

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on the quarter, as well as to provide users with the information to compare to other companies not on LIFO.


            LIFO Expense               6 Months Ended
            ------------
        Quarter          July 29,2000        July 31, 1999
        -------          ------------        -------------
                                 (In Thousands)

        First              $1,844                $1,363
        Second              1,884                 1,409
                           ------                ------
        Total              $3,728                $2,772

     Inventories would have been $6,711,000, $2,983,000 and $4,694,000 higher at July 29, 2000, January 29, 2000 and July 31, 1999, respectively if they had been valued using the first-in, first-out (FIFO) method.

4.   Debt

     On June 12 and June 29, 2000, the Company issued $554.4 million aggregate principal amount of Liquid Yield Option Subordinated Notes (LYONS) due June 12, 2020. The zero coupon LYON's were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Net proceeds, excluding expenses, were $319.4 million. Each LYON is convertible at the holder's option, at any time, into 7.156 shares of the Company's common stock. The debt is callable by the Company beginning June 12, 2003 for cash (issue price and all accreted original issue discount). The holders of the securities can "put" the LYON's back to the Company after three years and ten years during specified 30 day windows at specified amounts reflective of the accretion of the original issue discount. The Company has the option to redeem these putted securities for either cash or the Company's common stock, or any combination thereof.

5.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

6.   Net Income Per Share

     The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows:


                                  6 Months Ended
                          July 29, 2000   July 31, 1999
                          -------------   -------------
                                  (In Thousands)
Denominator for basic
 earnings per share
 -weighted average
 shares                         328,827          323,259


Employee stock options            8,628            9,744
                                -------          -------

Denominator for diluted
 earnings per share             337,455          333,003
                                =======          =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
                THREE MONTHS AND SIX MONTHS ENDED July 29, 2000
                -----------------------------------------------

Results of Operations
---------------------

     At July 29, 2000, the Company operated 298 stores compared with 231 stores at the same time last year. During the first half of the year, the Company successfully opened 39 new stores including the conversion of 33 stores previously operated by Caldor Corporation in New York, New Jersey, Connecticut and Maryland; four new stores in the Dallas/Fort Worth, TX market and one new store each in Rochester, MN and Arnold, MO. The Company opened eight additional stores in August: two stores in Chicago, IL; two stores in Denver, CO and additional stores in Dallas/Fort Worth, TX; Harrisburg, PA; Pittsburgh, PA and a store in Neenah, WI. In October, Kohl's plans to open 14 stores entering Tulsa, OK with three stores and Flint, MI with one store. In addition, the Company will open three stores on Long Island, two stores in Denver and one store each in Chicago, Detroit, St. Louis, Philadelphia and Winston/Salem. The 22 store openings during the second half of the year brings the total to 61 new stores during fiscal 2000.

     The Company plans to open 55-60 new stores in the year 2001. Approximately 34 are planned to open in the first half: 15 stores in Atlanta, GA; three stores in Arkansas and additional stores in the Midwest and Mid-Atlantic markets.

     Net sales increased $315.9 million or 33.6% to $1,255.4 million for the three months ended July 29, 2000 from $939.5 million for the three months ended July 31, 1999. Of the increase, $250.9 million is attributable to the inclusion of 33 new stores opened in 1999 and 39 new stores opened in 2000. The remaining $65.0 million is attributable to comparable store sales growth of 7.1%.

     Net sales increased $634.2 million or 34.3% to $2,484.0 million for the six months ended July 29, 2000 from $1,849.8 million for the six months ended July 31, 1999. Of the increase, $513.8 million is attributable to the inclusion of 46 new stores opened in 1999 and 39 new stores opened in 2000. The remaining $120.4 million is attributable to comparable stores sales growth of 6.8%.

     Gross margin for the three months ended July 29, 2000 was $438.0 million or 34.9% compared to 34.6% for the three months ended July 31, 1999. Gross margin for the six months ended July 29, 2000 was $863.9 million or 34.8% compared to 34.5% for the six months ended July 31, 1999. These increases are primarily attributable to a change in merchandise mix and improvements related to inventory management.

     Selling, general and administrative expenses declined to 23.0% of net sales for the three months ended July 29, 2000 from 23.3% of net sales for the three months ended July 31, 1999. Selling, general and administrative expenses for the six months ended July 29, 2000 declined to 23.1% of net sales from 23.5% for the six months ended July 31, 1999. The decrease was a result of leverage achieved on the increase in net sales.

     Depreciation and amortization for the three months ended July 29, 2000 was $31.2 million compared to $21.0 million for the three months ended July 31, 1999. Depreciation and amortization for the six months ended July 29, 2000 was $59.7 million compared to $40.9 million for the six months ended July 31, 1999. These increases are primarily attributable to capital spending related to new store openings.

     Preopening expense for the three months ended July 29, 2000 was $2.8 million compared to $5.1 million for the three months ended July 31, 1999. Preopening expense for the six months ended July 29, 2000 was $21.9 million compared to $13.1 million for the six months ended July 31, 1999. The increase is primarily due to an increase in the number of new stores opened. Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

     As a result of the above factors, operating income for the three months ended July 29, 2000, increased $34.3 million or 42.7% over the three months ended July 31, 1999. Operating income for the six months ended July 29, 2000, increased $59.0 million or 39.5% over the six months ended July 31, 1999.

     Net interest expense for the three months ended July 29, 2000 increased $3.5 million from the three months ended July 31, 1999. Net interest expense for the six months ended July 29, 2000 increased $6.6 million from the six months ended July 31, 1999. The increase was primarily attributed to the interest accrued for the $554.4 million, aggregate principal amount, of Liquid Yield Option Subordinated Notes issued in June 2000.

     For the three months ended July 29, 2000, net income increased 42.2% to $64.3 million from $45.2 million in the three months ended July 31, 1999. Earnings were $0.19 per diluted share for the three months ended July 29, 2000 compared to $0.13 per diluted share for the three months ended July 31, 1999. Net income for the six months ended July 29, 2000 increased 38.2% to $116.9 million or $0.35 per diluted share from $84.6 million or $.25 per diluted share for the six months ended July 31, 1999.

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

Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for inventory purchases, growth in outstanding accounts receivable, capital expenditures in connection with the Company's expansion and remodeling programs and pre-opening expenses. The Company's primary sources of funds for its business activities are cash flow from operations, sales of its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

     At July 29, 2000, the Company's merchandise inventories had increased $212.9 million over the January 29, 2000 balance and $253.4 million over the July 31, 1999 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. The Company's working capital increased to $1,060.5 million at July 29, 2000 from $732.1 million at January 29, 2000 and increased from $807.5 million at July 31, 1999. Of the $253.0 million increase from July 31, 1999, $101.9 million is attributable to higher credit card receivables, net of the amounts financed by a bank as the Company internally financed a larger balance of receivables in fiscal 2000. The remaining increase was primarily the result of higher merchandise inventory levels required to support existing stores and incremental new store locations offset in part by increased accounts payable.

     Cash used for operating activities was $74.1 million for the six months ended July 29, 2000 compared to $49.5 million for the six months ended July 31, 1999. Excluding changes in operating assets and liabilities, cash provided by operating activities was $243.7 million for the six months ended July 29, 2000 compared to $170.4 million for the six months ended July 31, 1999.

    Total capital expenditures for fiscal 2000 are currently expected to range between $450-$500 million. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

    Capital expenditures for the six months ended July 29, 2000 were $239.1 million compared to $324.0 million for the same period a year ago. The decrease in expenditures is primarily attributable to the timing of spending related to new stores.

    In June 2000, the Company issued $554.4 million, aggregate principal amount, of Liquid Yield Option Subordinated Notes (LYONS). The LYON's mature on June 12, 2020. The zero coupon LYON's were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Net proceeds, excluding expenses, were at $319.4 million. The proceeds were initially used to pay borrowings under the Company's outstanding revolving credit facility and accounts receivable program. Additionally, the proceeds will be used to fund general corporate purposes, including store expansion.

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

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

                 4.2 Liquid Yield Option Notes due 2020 Indenture dated June 12, 2000, between Kohl's Corporation and Bank of New York, trustee, incorporated herein by reference to
                       Exhibit 4.1 of the Company's Registration Statement on Form S-3 (Reg. No. 333-43988).

                12.1 Statement regarding calculation of ratio of earnings to fixed charges.

                27.1 Financial Data Schedule - Article 5 of Regulation S-X, six months ended July 29, 2000

                27.2 Financial Data Schedule - Article 5 of Regulation S-X, six months ended July 31, 1999 (restated)


          b)   Reports on Form 8-K

               The Company filed one current report of Form 8-K dated June 5, 2000 with respect to Item 5 - Other Events.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Kohl's Corporation
                                        (Registrant)



Date:  September 8, 2000                /s/ R. Lawrence Montgomery
                                        ----------------------------
                                        R. Lawrence Montgomery
                                        Vice Chairman -
                                        Chief Executive Officer



Date:  September 8, 2000                /s/ Arlene Meier
                                        ----------------------------
                                        Arlene Meier
                                        Executive Vice President - Finance
                                        Chief Financial Officer