Form 10-Q
period 2000-10-28
KOHLS CORPORATION
filed 2000-12-08
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      October 28, 2000
                               -----------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number  1-11084
                       --------


                              KOHL'S CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        WISCONSIN                                       39-1630919
--------------------------------                     ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                     53051
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

Yes   X      No ______
    -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 6, 2000 Common Stock,
                                                 ------------------------------
Par Value $.01 per Share, 331,702,194 shares Outstanding.
--------------------------------------------------------

                              KOHL'S CORPORATION
                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          October 28, 2000, January 29, 2000 and
          October 30, 1999                                       3

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          October 28, 2000 and October 30, 1999                  4

          Condensed Consolidated Statement of Changes in
          Shareholders' Equity for the Nine Months
          Ended October 28, 2000                                 5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          October 28, 2000 and October 30, 1999                  6

          Notes to Condensed Consolidated Financial
          Statements                                           7-8

Item 2    Management's Discussion and Analysis of
          Financial Conditions and Results of Operations      9-14


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                      15

          Signatures                                            16

                              KOHL'S CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  October 28,           January 29,         October 30,
                                                                      2000                 2000                1999
                                                                 -------------------------------------------------------
                                                                  (Unaudited)           (Audited)           (Unaudited)
                                                                                      (In thousands)
                      Assets
                      ------

Current assets:
        Cash and cash equivalents                               $      4,149           $     12,608        $     16,066
        Short-term investments                                             -                 27,500              20,000
        Accounts receivable trade, net                               629,971                505,010             294,672
        Merchandise inventories                                    1,325,172                794,439           1,010,965
        Deferred income taxes                                         22,839                 22,184              16,449
        Other                                                         22,785                 11,130              14,580
                                                              --------------         --------------       -------------
                    Total current assets                           2,004,916              1,372,871           1,372,732

Property and equipment, net                                        1,625,679              1,352,956           1,226,585
Other assets                                                          59,939                 42,422              37,749
Favorable lease rights                                               130,575                133,023             140,202
Goodwill                                                              15,838                 19,738              21,038
                                                              --------------         --------------       -------------
                    Total assets                                $  3,836,947           $  2,921,010        $  2,798,306
                                                              ==============         ==============       =============

           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
        Accounts payable                                        $    485,618           $    336,432        $    471,671
        Accrued liabilities                                          142,490                143,784             135,509
        Income taxes payable                                          14,296                 63,955              30,068
        Short-term debt                                              225,000                 85,000                   -
        Current portion of long-term debt                             16,589                 11,589              11,578
                                                              --------------         --------------       -------------
                    Total current liabilities                        883,993                640,760             648,826

Long-term debt                                                       825,112                494,993             495,416
Deferred income taxes                                                 79,839                 66,482              60,442
Other long-term liabilities                                           39,188                 33,272              32,772


Shareholders' equity
        Common stock -$.01 par value,800,000,000 shares
          authorized, 331,680,294,326,197,268, and
          325,981,040 issued at October 28, 2000,
          January 29, 2000 and October 30,1999 respectively.           3,317                  3,262               3,260
        Paid-in capital                                              896,782                767,179             763,104
        Retained earnings                                          1,108,716                915,062             794,486
                                                             ---------------         --------------       -------------
                    Total shareholders' equity                    2 ,008,815              1,685,503           1,560,850
                                                             ---------------         --------------       -------------
                    Total liability and shareholders' equity    $  3,836,947          $   2,921,010        $  2,798,306
                                                             ===============         ==============       =============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    3 Months        3 Months         9 Months         9 Months
                                                   (13 Weeks)      (13 Weeks)       (39 Weeks)       (39 Weeks)
                                                     Ended           Ended            Ended            Ended
                                                   October 28,     October 30,      October 28,      October 30,
                                                      2000            1999             2000             1999
                                                  --------------------------------------------------------------
                                                           (in thousands, except per share data)
Net sales                                         $ 1,444,929      $ 1,099,852      $ 3,928,955      $ 2,949,611
Cost of merchandise sold                              949,609          724,193        2,569,762        1,935,520
                                                  -----------      -----------      -----------      -----------

Gross margin                                          495,320          375,659        1,359,193        1,014,091
Operating expenses:
         Selling, general, and administrative         317,790          246,751          891,377          681,653
         Depreciation and amortization                 31,887           22,060           89,030           60,382
         Goodwill amortization                          1,300            1,300            3,900            3,900
         Preopening expenses                            8,365           11,033           30,315           24,088
                                                  -----------      -----------      -----------      -----------

Operating income                                      135,978           94,515          344,571          244,068

Interest expense, net                                  10,981            8,033           29,175           19,653
                                                  -----------      -----------      -----------      -----------

Income before income taxes                            124,997           86,482          315,396          224,415
Provision for income taxes                             48,251           33,468          121,742           86,849
                                                  -----------      -----------      -----------      -----------

Net income                                        $    76,746      $    53,014      $   193,654      $   137,566
                                                  ===========      ===========      ===========      ===========

Earnings per share:

          Basic
                   Net income                     $      0.23      $      0.16      $      0.59      $      0.42
                   Average number of shares           331,196          325,906          329,616          324,145

          Diluted
                   Net income                     $      0.23      $      0.16      $      0.57      $      0.41
                   Average number of shares           339,693          335,350          337,587          333,684

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                 Common Stock             Paid-In        Retained
                                                           ------------------------
                                                              Shares      Amount          Capital        Earnings        Total
                                                           -----------  -----------     -----------    -----------    -----------
                                                                                      (In thousands)
Balance at January 29, 2000                                    326,197  $     3,262     $   767,179    $   915,062    $ 1,685,503

Exercise of stock options                                        5,483           55          40,412              -         40,467

Income tax benefit tax from exercise of stock options                -            -          89,191              -         89,191

Net income                                                           -            -               -        193,654        193,654
                                                           -----------  -----------     -----------    -----------    -----------

Balance at October 28, 2000                                    331,680  $     3,317     $   896,782    $ 1,108,716    $ 2,008,815
                                                           ===========  ===========     ===========    ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       9 Months                9 Months
                                                                      (39WeekS)               (39Weeks)
                                                                        Ended                   Ended
                                                                    October 28, 2000        October 30, 1999
                                                                    ----------------------------------------
                                                                                   (In thousands)
Operating activities

Net income                                                              $ 193,654               $ 137,566
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities
          Depreciation and amortization                                    93,267                  64,463
          Amortization of debt discount                                     3,382                      38
          Deferred income taxes                                            12,702                   4,618
          Other noncash charges                                             3,371                   2,291
          Income tax benefit from exercise of stock options                89,191                  44,906
          Changes in operating assets and liabilities:
             Accounts receivable                                         (124,961)                (22,053)
             Merchandise Inventories                                     (530,733)               (393,603)
             Other current assets                                         (11,655)                 (3,889)
             Accounts payable                                             149,186                 253,686
             Accrued and other long-term liabilities                        1,674                  22,397
             Income taxes                                                 (49,659)                (18,504)
                                                                        ---------               ---------
Net cash (used in) provided by operating activities                      (170,581)                 91,916

Investing activities

Acquisition of property and equipment
  and favorable lease rights, net                                        (353,926)               (483,844)
Proceeds from sale of assets                                                    -                   4,350
Sale of short-term investments. net                                        27,500                   6,736
Other                                                                     (16,543)                (14,220)
                                                                        ---------               ---------

Net cash used in investing activities                                    (342,969)               (486,978)

Financing activities

Proceeds from short-term debt                                             140,000                       -
Net borrowings (repayments) under credit facilities                        24,000                  (1,600)
Proceeds from debt offering, net                                          319,379                 197,258
Payments of long-term debt and capital lease obligations                  (11,642)                 (1,147)
Payment of financing fees on debt                                          (7,113)                 (1,84O)
Net proceeds from issuance of common shares                                40,467                 215,599
                                                                        ---------               ---------

Net cash provided by financing activities                                 505,091                 408,270

                                                                        ---------               ---------
Net (decrease) increase in cash and cash equivalents                       (8,459)                 13,208
Cash and cash equivalents at beginning of period                           12,608                   2,858
                                                                        ---------               ---------

Cash and cash equivalents at end of period                              $   4,149               $  16,066
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

2.   Reclassifications

     Certain reclassifications have been made to the prior periods financial statements to conform to the fiscal 2000 presentation.

3.   Merchandise Inventories

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                       LIFO Expense
                         ------------------------------------
                                      9 Months Ended
          Quarter        October 28, 2000    October 30, 1999
          -------        ----------------    ----------------
                                   (In Thousands)
          First              $1,844                $1,363
          Second              1,884                 1,409
          Third               2,168                 1,651
                             ------                ------
          Total              $5,896                $4,423
                             ======                ======

     Inventories would have been $8,879,000, $2,983,000 and $6,344,000 higher at October 28, 2000, January 29, 2000 and October 30, 1999, respectively, if they had been valued using the first-in, first-out (FIFO) method.

4.   Debt

     On June 12 and June 29, 2000, the Company issued $554.4 million aggregate principal amount of Liquid Yield Option Subordinated Notes (LYONs) due June 12, 2020. The zero coupon LYONs were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Net proceeds, excluding expenses, were approximately $319.4 million. Each LYON is convertible at the holder's option, at any time, into 7.156 shares of the Company's common stock. The debt is callable by the Company beginning June 12, 2003 for cash (issue price and all accreted original issue discount). The holders of the securities can "put" the LYONs back to the Company after three years and ten years during specified 30-day windows at specified amounts reflective of the accretion of the original issue discount. The Company has the option to redeem these putted securities for either cash or the Company's common stock, or any combination thereof.

5.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

6.   Net Income Per Share

     The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows (in thousands):

                                             3 Months Ended                   9 Months Ended
                                       October 28,    October 30,       October 28,    October 30,
                                         2000            1999              2000           1999
                                         ----            ----              ----           ----
  Denominator for basic
  earnings per share
  -weighted average
  shares                               331,196           325,906          329,616        324,145

  Employee stock options                 8,497             9,444            7,971          9,539
                                       -------           -------          -------        -------
  Denominator for diluted
  earnings per share                   339,693           335,350          337,587        333,684
                                       =======           =======          =======        =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                ----------------------------------------------
              THREE MONTHS AND NINE MONTHS ENDED OCTOBER 28, 2000
              ---------------------------------------------------

Results of Operations
---------------------

     At October 28, 2000, the Company operated 320 stores compared with 257 stores at the same time last year. During the quarter, the Company opened 22 new stores. In August, Kohl's opened eight new stores: two stores in Chicago, IL; two stores in Denver, CO; and additional stores in Dallas/Fort Worth, TX; Harrisburg, PA; Pittsburgh, PA; and a store in Neenah, WI. In October, the Company opened 14 stores entering Tulsa, OK with three stores and Flint, MI with one store. In addition, it added three stores on Long Island, two stores in Denver and one store each in Chicago, Detroit, St. Louis, Philadelphia and Winston/Salem increasing the total number of new store openings for 2000 to 61.

     In fiscal 2001, Kohl's plans to open 55-60 new stores, including approximately 34 in the first quarter of the year. Key plans for the first quarter of fiscal 2001 include entering the Atlanta market with 15 stores; continued expansion in the Northeast with the opening of four stores in the Hartford/New Haven, CT market, entry into Arkansas with three stores and opening additional stores in the Midwest and Mid-Atlantic markets.

     Net sales increased $345.0 million or 31.4% to $1,444.9 million for the three months ended October 28, 2000 from $1,099.9 million for the three months ended October 30, 1999. Of the increase, $247.5 million is attributable to the inclusion of 28 new stores opened in 1999 and 61 new stores opened in 2000. The remaining $97.5 million is attributable to comparable store sales growth of 9.4%.

     Net sales increased $979.4 million or 33.2% to $3,929.0 million for the nine months ended October 28, 2000 from $2,949.6 million for the nine months ended October 30, 1999. Of the increase, $771.5 million is attributable to the inclusion of 46 new stores opened in 1999 and 61 new stores opened in 2000. The remaining $207.9 million is attributable to comparable stores sales growth of 7.6%.

     Gross margin for the three months ended October 28, 2000 was 34.3% compared to 34.2% for the three months ended October 30, 1999. Gross margin for the nine months ended October 28, 2000 was 34.6% compared to 34.4% for the nine months ended October 30, 1999. These increases are primarily attributable to the mix of merchandise sold.

     Selling, general and administrative expenses declined to 22.0% of net sales for the three months ended October 28, 2000 from 22.4% of net sales for the three months ended October 30, 1999. Selling, general and administrative expenses for the nine months ended October 28, 2000 declined to 22.7% of net sales from 23.1% for the nine months ended October 30, 1999. The decrease was a result of leverage achieved on the increase in net sales.

     Depreciation and amortization for the three months ended October 28, 2000 was $33.2 million compared to $23.4 million for the three months ended October 30, 1999. Depreciation and amortization for the nine months ended October 28, 2000 was $92.9 million compared to $64.3 million for the nine months ended October 30, 1999. These increases are primarily attributable to capital spending related to new store openings.

     Preopening expense for the three months ended October 28, 2000 was $8.4 million compared to $11.0 million for the three months ended October 30, 1999. The decrease is primarily due to a decrease in the number of new stores opened. Preopening expense for the nine months ended October 28, 2000 was $30.3 million compared to $24.1 million for the nine months ended October 30, 1999. The increase is primarily due to an increase in the number of new stores opened. Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

     As a result of the above factors, operating income for the three months ended October 28, 2000, increased $41.5 million or 43.9% over the three months ended October 30, 1999. Operating income for the nine months ended October 28, 2000, increased $100.5 million or 41.2% over the nine months ended October 30, 1999.

     Net interest expense for the three months ended October 28, 2000 increased $2.9 million from the three months ended October 30, 1999. Net interest expense for the nine months ended October 28, 2000 increased $9.5 million from the nine months ended October 30, 1999. The increase was primarily attributable to the interest accrued for the $554.4 million aggregate principal amount, of Liquid Yield Option Subordinated Notes issued in June, 2000.

     For the three months ended October 28, 2000, net income increased 44.8% to $76.7 million from $53.0 million in the three months ended October 30, 1999. Earnings were $0.23 per diluted share for the three months ended October 28, 2000 compared to $0.16 per diluted share for the three months ended October 30, 1999. Net income for the nine months ended October 28, 2000 increased 40.8% to $193.7 million or $0.57 per diluted share from $137.6 million or $0.41 per diluted share for the nine months ended October 30, 1999.

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


Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for seasonal and new store inventory purchases, growth in credit card accounts receivable, and for capital expenditures in connection with the Company's expansion and remodeling programs. The Company's primary sources of funds for its business activities are cash flow from operations, financing secured by its proprietary credit card accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

     The Company's working capital increased to $1,120.9 million at October 28, 2000 from $732.1 million at January 29, 2000 and from $723.9 million at October 30, 1999. The increase in working capital was primarily attributable to an increase in inventory partially offset by accounts payable and an increase in accounts receivable.

     The Company's merchandise inventories increased $530.7 million over the January 29, 2000 balance and $314.2 million over the October 30, 1999 balance. These increases reflect the purchase of fall inventory as well as inventory for new stores. Accounts payable increased $149.2 million from January 29, 2000 and $13.9 million from the October 30, 1999 balance. Fluctuations in the level of accounts payable are primarily attributable to the timing and number of new store openings and invoice dating arrangements with vendors.

     The Company's accounts receivable increased $335.3 million over the October 30, 1999 balance. The increase is attributable to an increase in proprietary credit card sales and a change in the structure of the transaction related to financing secured by proprietary credit card accounts receivable. Prior to December 1999, the Company financed accounts receivable off-balance sheet and, accordingly, the amount sold at October 30, 1999 was reflected as a reduction of the accounts receivable balance. The structure of the transaction met the true sale requirements of SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Subsequent to December 1999,the accounts receivable financing transaction no longer met the true sale requirements of SFAS No. 125. Accordingly, the proceeds are included in the ending receivable balance, and the debt is reflected as short term debt on the balance sheet.

     The following table provides a comparison of accounts receivable and receivables financed.

                                                  October 28,      January 29,        October 30,
                                                     2000             2000               1999
                                                  -----------      -----------        -----------
Net accounts
  receivable                                       $629,971          $505,010          $ 474,672
Receivables
  off-balance sheet                                       -                 -           (180,000)
                                                   --------          --------          ---------
Net accounts receivable
  on-balance sheet                                 $629,971          $505,010          $ 294,672
                                                   ========          ========          =========
Short-term debt secured
  by accounts receivable                           $225,000          $ 85,000          $       -

     Cash used in operating activities was $170.6 million for the nine months ended October 28, 2000 compared to cash provided by operating activities of $91.9 million for the nine months ended October 30, 1999. Excluding changes in operating assets and liabilities, cash provided by operating activities was $395.6 million for the nine months ended October 28, 2000 compared to $253.9 million for the nine months ended October 30, 1999.

     Capital expenditures for the nine months ended October 28, 2000 were $353.9 million compared to $483.8 million for the same period a year ago. The decrease in expenditures in 2000 is primarily attributable to the timing of spending related to new stores.

     Total capital expenditures for fiscal 2000 are currently expected to range between $475-$500 million. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

     In June 2000, the Company issued $554.4 million, aggregate principal amount, of Liquid Yield Option Subordinated Notes (LYONs). The LYONs mature on June 12, 2020. The zero coupon LYON's were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Net proceeds, excluding expenses, were approximately $319.4 million. Each LYON is convertible at any time, into 7.156 shares of the Company's common stock. The debt is callable by the Company beginning June 12, 2003 for cash. The holders of securities can "put" the LYONs back to the Company after three and ten years. The proceeds were initially used to pay off borrowings under the Company's outstanding revolving credit facility and accounts receivable program. Additionally, the proceeds were used to fund general corporate purposes, including store expansion.

     The Company anticipates that it will be able to satisfy its current operating needs, planned capital expenditures and debt service requirements with current working capital, cash flows from operations, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $300 million revolving credit facility, short-term trade credit and other sources of financing.


Forward Looking Statements
--------------------------

     Item 2 of this form 10-Q, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, statements regarding sales, earnings, growth and capital expenditures plans and capital requirements. Such statements are subject to certain risks and uncertainties which could cause Kohl's actual results to differ materially from those anticipated by the forward-looking statements. These factors include but are not limited to: competition, fluctuations in consumer demand, seasonal business trends, economic conditions, government activities, conditions affecting the availability, acquisition, development and ownership of real estate and other factors as may periodically be described in Kohl's filings with the SEC. No assurance can be given that the future results covered by the forward-looking statements will be achieved.

Item 6.  Exhibits and Reports on Form 8-K

        a)     Exhibits

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

               27.1 Financial Data Schedule - Article 5 of Regulation S-X, nine months ended October 28, 2000.

               27.2 Financial Data Schedule - Article 5 of Regulation S-X, nine months ended October 30, 1999 (restated).

        b)     Reports on Form 8-K

               There were no reports on Form 8-K filed for three months ended October 28, 2000.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Kohl's Corporation
                             (Registrant)



Date:  December 8, 2000      /s/ R. Lawrence Montgomery
                             ----------------------------
                             R. Lawrence Montgomery
                             Chief Executive Officer



Date:  December 8, 2000      /s/ Arlene Meier
                             ----------------------------
                             Arlene Meier
                             Chief Operating Officer