Form 10-K405
period 2001-02-03
KOHLS CORPORATION
filed 2001-04-17
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  [X]
    For the fiscal year ended February 3, 2001

    or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  [_]
    For the Transition period from  to

    Commission File No. 1-11084

                              KOHL'S CORPORATION
            (Exact name of registrant as specified in its charter)

               WISCONSIN                             39-1630919
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

      N56 W17000 Ridgewood Drive,                       53051
      Menomonee Falls, Wisconsin                     (Zip Code)
    (Address of principal executive
               offices)

Registrant's telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

             Title of each class             Name of each exchange on which
         Common Stock, $.01 Par Value                  registered
                                                 New York Stock Exchange
   Securities registered pursuant to Section              NONE
12(g) of the Act:

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   At April 6, 2001 the aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates of the registrant was $16,760,947,853, (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At April 6, 2001, the registrant had issued and outstanding an aggregate of 333,112,720 shares of its Common Stock.

                     Documents Incorporated by Reference:

1. Portions of Registrant's Proxy Statement dated April 17, 2001 are incorporated into Part III.

                                    PART I

Item 1. Business

   The Company currently operates 354 family oriented, specialty department stores that feature quality, national brand merchandise priced to provide exceptional value to customers. The Company's stores sell moderately priced apparel, shoes, accessories and home products targeted to middle-income customers shopping for their families and homes. Kohl's offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allows the customer to get in and out quickly. Kohl's stores have fewer departments than traditional, full-line department stores, but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company's pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company's unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution.

   As used herein, the term the "Company" and "Kohl's" refer to Kohl's Corporation, its consolidated subsidiaries and predecessors. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 2000 ended on February 3, 2001, and was a 53 week year.

Expansion

   Since 1992, the Company has expanded from 79 stores in six states located solely in the Midwest to a current total of 354 stores in 28 states with a presence in six regions of the country: The Midwest, Mid-Atlantic, Northeast, Southcentral, Southeast and Southwest. Kohl's objective is to be a national retailer. The Company's approach is very deliberate, expanding step-by-step into contiguous states and filling in existing markets. Kohl's enters major new markets with critical mass of stores that enables the Company to establish a presence and leverage marketing, regional management and distribution expenses. Once established, the Company adds additional stores to further strengthen market share.

   In fiscal 2000, Kohl's opened 61 new stores including a major entry into the Northeast with the opening of 35 stores in New York, New Jersey and Connecticut. Ten stores were added to the Southcentral region including five fill-in stores in the Dallas/Fort Worth market, and an initial entry into Oklahoma with three stores in Tulsa. In addition, four stores were added to the Denver market, seven stores were added to the Midwest region and five stores were added to the Mid-Atlantic and Southeast regions.

   Management believes there is substantial opportunity for further growth and intends to open approximately 60 new stores in fiscal 2001. In the first quarter, Kohl's opened 34 stores including entering the Atlanta, GA market with 15 stores and the Fayetteville/Ft. Smith market in Arkansas with three stores. The remaining 16 stores included the addition of four stores in the Northeast in the Hartford/New Haven, CT market and 12 new stores in other existing regions. In the fall of 2001, Kohl's plans to open approximately 26 stores including three stores in the Atlanta, GA market; four stores in the Oklahoma City, OK market; three stores in the Austin, TX market; two stores in the El Paso, TX market; approximately seven stores in the Midwest region and seven additional stores in other existing regions. A fifth distribution center is scheduled to open in New York in fiscal 2001 to support Northeast expansion.

   The Kohl's concept has proven to be transferable to markets across the country. The following table summarizes Kohl's regional expansion at key intervals since the Company went public in 1992.

                                                    Number of Stores at Fiscal
                                                             Year End
                                                   -----------------------------
                                                         Actual
                                                   ------------------- Projected
                                                   1992 1997 1999 2000   2001
                                                   ---- ---- ---- ---- ---------
      Midwest.....................................  79  136  156  163     176
      Mid-Atlantic................................  --   28   46   50      55
      Northeast...................................  --    4    7   42      47
      Southcentral................................  --    8   28   38      51
      Southeast...................................  --    6   16   17      40
      Southwest...................................  --   --    6   10      11
                                                   ---  ---  ---  ---     ---
          Total...................................  79  182  259  320     380
                                                   ===  ===  ===  ===     ===

   Additionally, Kohl's retailing strategy has proven to be successful in various sized markets. For example, Kohl's successfully operates stores in small single store markets such as Rochester, MN with a population of 120,000 people as well as large markets including the greater New York market with a population in excess of 20 million people. At the end of fiscal 2000, Kohl's operated stores in the following large and intermediate sized markets.

                                                             Number of Stores at
                                                              February 3, 2001
                                                             -------------------
      Greater New York metropolitan area....................          35
      Chicago...............................................          33
      Greater Philadelphia metropolitan area................          20
      Dallas/Fort Worth.....................................          18
      Washington DC/Baltimore...............................          18
      Milwaukee.............................................          16
      Detroit...............................................          13
      Minneapolis/St. Paul..................................          13
      Cleveland.............................................          10
      Denver................................................          10
      Indianapolis..........................................           9
      Columbus..............................................           8
      St. Louis.............................................           8
      Charlotte.............................................           6
      Cincinnati............................................           6
      Kansas City...........................................           6
      Pittsburgh............................................           6

   Kohl's plans to continue expansion across the country through a combination of new market entry and fill-in stores in existing regions. During 2002, Kohl's plans to open approximately 70 stores including continued expansion in the Northeast and additional expansion in Texas with a significant entry into Houston. The Northeast expansion includes the acquisition of 15 former Bradlees stores of which 12 stores will be an initial entry into the Boston, MA market and three stores are planned to be added as fill-in locations in New Jersey. In 2003, Kohl's plans to begin a major expansion into the Southwest region of the country with an entry into the Los Angeles, CA market. Further expansion into Southern California, Arizona and Nevada is planned for 2003 and 2004. A distribution center will be built to support the Company's growth in the Southwest region.

   Management believes the transferability of the Kohl's retailing strategy, the Company's experience in acquiring and converting pre-existing stores and in building new stores, combined with the Company's substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

Merchandising

   Kohl's stores feature moderately priced, department store national brand names which provide exceptional value to customers. Kohl's merchandise is targeted to appeal to middle-income customers shopping for their families and homes. The Company's stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. The Company's stores emphasize apparel and shoes for women, men and children, soft home products, such as towels, sheets and pillows, and housewares. The Company's merchandise mix is reflected by the following table:

                    Merchandise Mix (percent of net sales)

                                                                Fiscal Year
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
      Womens.................................................. 30.1% 28.8% 27.9%
      Mens.................................................... 20.8% 21.0% 21.3%
      Home.................................................... 18.8% 19.3% 18.9%
      Childrens............................................... 12.7% 12.9% 13.6%
      Footwear................................................  9.4%  9.8% 10.2%
      Accessories.............................................  8.2%  8.2%  8.1%

Convenience

   Convenience is another important cornerstone of Kohl's business model. At Kohl's, convenience begins before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. The physical store layout coupled with the Company's focus on strong in-stock position on color and size are aimed at providing a convenient shopping experience for an increasingly time starved customer. In addition, Kohl's plans to introduce on-line shopping on the Company's existing web-site in 2001. Designed as an added service for customers who prefer to shop from their homes, the web-site will offer popular key items, best selling family apparel and home merchandise. The site is designed to provide an easy-to-navigate, on-line shopping environment that compliments the Company's in-store focus on convenience.

Distribution

   The Company receives substantially all of its merchandise at four distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

   The Menomonee Falls, Wisconsin distribution center opened in 1981. This 500,000 square foot facility services the Company's stores in northern Illinois, Wisconsin, Minnesota and North Dakota.

   The Company opened a 650,000 square foot distribution center in Findlay, Ohio in 1994. This facility services stores in Ohio, Michigan, Indiana, Kentucky, Tennessee, and West Virginia. This facility is currently being expanded by approximately 100,000 square feet to increase capacity.

   The Company opened a distribution center in Winchester, Virginia in 1997. This 400,000 square foot facility services the Company's stores in North Carolina, Pennsylvania, Virginia, Maryland, Connecticut, New York, Delaware and New Jersey.

   The Company opened a 540,000 square foot distribution center in Blue Springs, Missouri in December 1999. The facility services the Company's stores in Iowa, Kansas, Missouri, Nebraska, South Dakota, Texas, Oklahoma, southern Illinois, Colorado, Arkansas and Georgia.

   These four facilities are capable of supporting approximately 400 stores. The Company plans to open its fifth distribution center in New York in fiscal 2001.

   The Company opened a 500,000 square foot fulfillment center in Monroe, Ohio in March 2001. The facility will service the Company's e-commerce business.

Employees

   As of February 3, 2001, the Company had approximately 54,000 employees, including approximately 16,800 full-time and approximately 37,200 part-time associates. The number of associates varies during the year, peaking during the "back-to-school" and Christmas holiday seasons. None of the Company's associates are represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

   The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company's primary competitors are traditional department stores, up-scale mass merchandisers and specialty stores. The Company's specific competitors vary from market to market.

Seasonality

   The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 16% and 30% of sales occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

Trademarks and Service Marks

   The name "Kohl's", written in its distinctive block style, is a registered service mark of a wholly-owned subsidiary of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. This subsidiary has approximately 40 additional trademarks, trade names and service marks, most of which are used in its private label program.

Item 2. Properties

   As of February 3, 2001, the Company operated 320 stores in 26 states. The Company owned 76 stores, owned 59 stores with ground leases and leased 185 stores under operating leases. The typical ground lease has an initial term of between 20 and 25 years, with 2 to 6 renewal periods of 5 to 10 years each, exercisable at the Company's option. The typical operating lease has an initial term of 20 years, with 2 to 8 renewal periods of 5 to 10 years each, exercisable at the Company's option.

   Substantially all of the Company's leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 52% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved. At February 3, 2001, the average minimum annual rent of the 185 leased stores was $6.65 per square foot, and the average minimum annual rent of the 59 stores operated under ground leases was $3.72 per square foot.

   The Company's stores are located in strip shopping centers (209), community and regional malls (44), and as free standing units (67). Of the Company's stores, 284 are one story facilities and 36 are two story facilities.

                                                                      Number of
                                                                      Stores at
                                                                     February 3,
                                                                        2001
                                                                     -----------
      Illinois......................................................      40
      Ohio..........................................................      31
      Wisconsin.....................................................      28
      Pennsylvania..................................................      24
      Michigan......................................................      22
      New Jersey....................................................      20
      Texas.........................................................      18
      Indiana.......................................................      17
      Minnesota.....................................................      15
      New York......................................................      14
      Virginia......................................................      12
      Colorado......................................................      10
      Maryland......................................................      10
      Missouri......................................................      10
      North Carolina................................................      10
      Connecticut...................................................       8
      Kansas........................................................       7
      Iowa..........................................................       4
      Kentucky......................................................       4
      Nebraska......................................................       4
      Oklahoma......................................................       3
      Tennessee.....................................................       3
      Delaware......................................................       2
      West Virginia.................................................       2
      North Dakota..................................................       1
      South Dakota..................................................       1
                                                                         ---
          Total.....................................................     320
                                                                         ===

   The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia and Blue Springs, Missouri. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin and will own the New York distribution center scheduled to open in fiscal 2001. The Company leases the e-commerce fulfillment center in Monroe, OH.

Item 3. Legal Proceedings

   The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 2000.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

 (a) Market information

   The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol "KSS." On March 6, 2000, the Company's Board of Directors declared a 2 for 1 stock split effected in the form of a stock dividend on the Company's common stock. The record date for the stock split was April 7, 2000. The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 2000 and 1999, adjusted to give effect to the stock split.

                                                                    Price Range
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
Fiscal 2000
First Quarter..................................................... $54.78 $34.06
Second Quarter....................................................  66.50  44.00
Third Quarter.....................................................  64.75  49.06
Fourth Quarter....................................................  72.20  48.44

Fiscal 1999
First Quarter..................................................... $39.00 $31.38
Second Quarter....................................................  40.63  31.75
Third Quarter.....................................................  39.97  30.75
Fourth Quarter....................................................  39.22  31.47

 (b) Holders

   At April 6, 2001, there were 6,128 holders of record of the Common Stock.

 (c) Dividends

   The Company has never paid a cash dividend, has no current plans to pay dividends on its Common Stock and intends to retain all earnings for investment in and growth of the Company's business. In addition, financial covenants and other restrictions in the Company's financing agreements limit the payment of dividends on the Common Stock. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing business conditions, including the Company's earnings, financial condition and requirements, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

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

                                            Fiscal Year Ended
                         -----------------------------------------------------------
                                       January     January     January     February
                         February 3,     29,         30,         31,          1,
                           2001(a)       2000        1999        1998        1997
                         -----------  ----------  ----------  ----------  ----------
                         (Dollars in Thousands, Except Per Share and Per Square
                                               Foot Data)
Statement of Operations
 Data:
Net sales............... $6,151,996   $4,557,112  $3,681,763  $3,060,065  $2,388,221
Cost of merchandise
 sold...................  4,056,139    3,014,073   2,447,301   2,046,468   1,608,688
                         ----------   ----------  ----------  ----------  ----------
Gross margin............  2,095,857    1,543,039   1,234,462   1,013,597     779,533
Selling, general and
 administrative
 expenses(b)............  1,282,367      975,269     810,162     678,793     536,226
Depreciation and
 amortization...........    126,986       88,523      70,049      57,380      44,015
Preopening expenses.....     35,189       30,972      16,388      18,589      10,302
                         ----------   ----------  ----------  ----------  ----------
Operating income........    651,315      448,275     337,863     258,835     188,990
Interest expense,
 net(b).................     46,201       27,163      21,114      23,772      17,622
                         ----------   ----------  ----------  ----------  ----------
Income before income
 taxes..................    605,114      421,112     316,749     235,063     171,368
Provision for income
 taxes..................    232,966      162,970     124,483      93,790      68,890
                         ----------   ----------  ----------  ----------  ----------
Net income.............. $  372,148   $  258,142  $  192,266  $  141,273  $  102,478
                         ==========   ==========  ==========  ==========  ==========
Per share(c):
  Basic................. $     1.13   $     0.80  $     0.61  $     0.46  $     0.35
  Diluted............... $     1.10   $     0.77  $     0.59  $     0.45  $     0.34
Operating Data:
Comparable store sales
 growth(d)..............        9.0%         7.9%        7.9%       10.0%       11.3%
Net sales per selling
 square foot(e)......... $      281   $      270  $      265  $      267  $      261
Total square feet of
 selling space
 (in thousands; end of
 period)................     23,610       18,757      15,111      12,533      10,064
Number of stores open
 (end of period)........        320          259         213         182         150
Balance Sheet Data (end
 of period):
Working capital......... $1,198,600   $  732,111  $  559,207  $  525,251  $  229,339
Property and equipment,
 net....................  1,726,450    1,352,956     933,011     749,649     596,227
Total assets............  3,855,154    2,931,047   1,936,095   1,619,721   1,122,483
Total long-term debt....    803,081      494,993     310,912     310,366     312,031
Shareholders' equity....  2,202,639    1,685,503   1,162,779     954,782     517,471

--------
(a) Fiscal 2000 contained 53 weeks.
(b) Fiscal 2000 interest expense related to the sale of accounts receivable totaling $7.6 million was included in selling, general and administrative expenses in the Company's quarterly financial statements and was reclassified to interest expense at fiscal year end (See Footnote 10 to the Company's consolidated financial statements).
(c) All per share data has been adjusted to reflect the 2 for 1 stock splits effected in April 2000, April 1998 and April 1996.
(d) Comparable store sales for each period are based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Comparable store sales growth for fiscal 2000 was calculated based on the comparable 52 week period.
(e) Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Results of Operations

   The Company's net income increased $114.0 million or 44.2% from $258.1 million in fiscal 1999 to $372.1 million in fiscal 2000. This represented the fifth consecutive year of earnings growth over 30%. Net income increased $65.9 million or 34.3% in fiscal 1999 and $51.0 million or 36.1% in fiscal 1998.

 Net Sales

   Net sales for the last three years, number of stores, sales growth and net sales per selling square foot by year were as follows:

                                                       Fiscal Year
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
Net sales (in thousands).................... $6,151,996  $4,557,112  $3,681,763
Number of stores open (end of period).......        320         259         213
Sales growth--all stores....................       35.0%       23.8%       20.3%
Sales growth--comparable stores(a)..........        9.0%        7.9%        7.9%
Net sales per selling square foot(b)........       $281        $270        $265

--------
(a) Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Fiscal 2000 comparable sales growth was calculated based on the comparable 52 week period.
(b) Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

   Increases in net sales primarily reflect new store openings and comparable stores sales growth. Net sales increased $1,594.9 million, or 35.0%, from $4,557.1 million in fiscal 1999 to $6,152.0 million in fiscal 2000. The increase in sales is attributable to the opening of 61 new stores in fiscal 2000, to the inclusion of a full year of operating results for the 46 stores opened in fiscal 1999, comparable store sales growth of 9.0% and the impact of the 53rd week.

   Net sales increased $875.3 million, or 23.8%, from $3,681.8 million in fiscal 1998 to $4,557.1 million in fiscal 1999. The increase in sales is attributable to the opening of 46 new stores in fiscal 1999, to the inclusion of a full year of operating results for 32 stores opened in fiscal 1998 and comparable store sales growth of 7.9%.

 Components of Earnings

   The following table sets forth statement of operations data as a percentage of net sales for each of the last three years:

                                                               Fiscal Year
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of merchandise sold...................................  65.9   66.1   66.5
                                                            -----  -----  -----
Gross margin...............................................  34.1   33.9   33.5
Selling, general and administrative expenses...............  20.8   21.4   22.0
Depreciation and amortization..............................   2.1    1.9    1.9
Preopening expenses........................................   0.6    0.7    0.4
                                                            -----  -----  -----
Operating income...........................................  10.6    9.9    9.2
Interest expense, net......................................   0.8    0.6    0.6
                                                            -----  -----  -----
Income before income taxes.................................   9.8    9.3    8.6
Provision for income taxes.................................   3.8    3.6    3.4
                                                            -----  -----  -----
Net income.................................................   6.0%   5.7%   5.2%
                                                            =====  =====  =====

   Gross Margin. The Company's gross margin has increased from 33.5% in fiscal 1998 to 34.1% in fiscal 2000. This increase is primarily attributable to a change in merchandise mix and improvements related to inventory management.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and headquarters functions, but exclude depreciation and amortization. Although the total amount of selling, general, and administrative expenses increased from fiscal 1998 to fiscal 2000 due to the addition of new stores, such expenses decreased as a percent of net sales expenses from 22.0% in fiscal 1998 to 20.8% in fiscal 2000. The decline is primarily attributable to the leveraging of store, distribution and headquarters expenses as a result of the increased sales. At the end of fiscal 2000, $7.6 million of interest expense related to the sale of accounts receivable that had been included in selling, general and administrative expenses in the Company's quarterly financial statements was reclassified to interest expense (See Footnote 10 to the Company's consolidated financial statements).

   Depreciation and Amortization. The total amount of depreciation and amortization increased from fiscal 1998 to fiscal 2000 due to the addition of new stores, the remodeling of existing stores and the mix of owned versus leased stores. Depreciation and amortization increased as a percentage of net sales from 1.9% in fiscal 1998 to 2.1% in fiscal 2000.

   Preopening Expenses. Effective January 30, 1999, the Company implemented SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires preopening costs to be expensed as incurred. The Company incurred $35.2 million of preopening expenses in fiscal 2000 of which approximately $30.1 million related to the opening of 61 stores in fiscal 2000 and the remaining $5.1 million was associated with the opening of 34 stores in the spring of 2001. The Company incurred $31.0 million of preopening expenses in fiscal 1999 of which approximately $23.6 million related to the opening of 46 stores in fiscal 1999 and the remaining $7.4 million was associated with the opening of 39 stores in the spring of 2000. The Company incurred $16.4 million of preopening expenses in fiscal 1998 of which approximately $15.4 million related to the opening of 32 stores in fiscal 1998 and the remaining $1.0 million was associated with the opening of 18 stores in spring of 1999. These expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees and processing and transporting initial merchandise.

   Operating Income. Operating income increased $203.0 million or 45.3% in fiscal 2000, $110.4 million or 32.7% in fiscal 1999 and $79.0 million or 30.5% in fiscal 1998 due to the factors described above.

   Interest Expense. Net interest expense increased $19.0 million to $46.2 million in fiscal 2000. The increase was primarily attributable to the $554.4 million Liquid Yield Option Subordinated Notes issued in June 2000 (see Liquidity discussion below) and the $200 million of non-callable unsecured debentures issued in June 1999 outstanding for a full year. At the end of fiscal 2000, $7.6 million of interest expense related to the sale of accounts receivable that had been included in selling, general and administrative expenses in the Company's quarterly financial statements was reclassified to interest expense (see Footnote 10 to the Company's consolidated financial statements). Net interest expense increased $6.1 million to $27.2 million in fiscal 1999. The increase in fiscal 1999 was primarily due to the $200 million of non-callable unsecured debentures issued in June 1999. Net interest decreased $2.7 million to $21.1 million in fiscal 1998. The decrease in fiscal 1998 was primarily due to a reduction in borrowings under its revolving credit facility and increased interest income on short-term investments that resulted from cash generated from a 1997 public equity offering.

   Income Taxes. The Company's effective tax rate was 38.5% in fiscal 2000, 38.7% in fiscal 1999 and 39.3% in fiscal 1998. The overall decline in the effective tax rates in fiscal 2000, 1999 and 1998 was primarily due to the decrease in state income taxes, net of federal tax benefits and non-deductible goodwill amortization as a percentage of income before taxes.

Inflation

   The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

Liquidity and Capital Resources

   The Company's primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in credit card accounts receivable and capital expenditures in connection with expansion and remodeling programs. The Company's primary sources of funds for its business activities are cash flow from operations, financing secured by its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third-party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth.

   The Company's working capital increased to $1,198.6 million at February 3, 2001, from $732.1 million at January 29, 2000. The increase was primarily attributable to an increase in inventory, offset in part by increased accounts payable, and an increase in accounts receivable.

   The Company's merchandise inventories increased $208.9 million over the January 29, 2000 balance. The increase was primarily the result of higher merchandise levels required to support existing stores and incremental new store locations. Accounts payable increased $63.5 million from January 29, 2000. Fluctuations in the level of accounts payable are primarily attributable to the timing and number of new store openings and invoice dating arrangements with vendors.

   The Company's accounts receivable increased $176.2 million over the January 29, 2000 balance. The increase is due to an increase in proprietary credit card sales.

   In December 1999, the Company entered into a $225 million Receivable Purchase Agreement (RPA) with Preferred Receivables Funding Corporation, certain investors and Bank One as agent. The RPA is renewable at the Company's request and investors option, under which it periodically sells, generally with recourse, an undivided interest in the Company's private label credit card receivables. At February 3, 2001, no receivables were sold. At January 29, 2000, proceeds received upon the sale of $85 million of receivables under the RPA are reflected as short-term debt.

   Prior to entering into the RPA in December 1999, the Company's subsidiary, Kohl's Receivables Corporation, had a similar agreement with the same parties pursuant to which it sold an undivided interest in its receivables which met the true sale requirements of SFAS No. 125. Accordingly, the $113.0 million interest sold at January 30, 1999 is reflected as a reduction of accounts receivable.

   Cash provided by operating activities was $372.1 million for fiscal 2000 as compared to $157.5 million for fiscal 1999, and $240.5 million for fiscal 1998. Excluding changes in operating assets and liabilities, cash provided by operating activities was $609.6 million for fiscal 2000, $402.7 million for fiscal 1999 and $275.6 million for fiscal 1998.

   Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. These expenditures fluctuate from year to year as a result of the timing of new store capital spending, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of opening distribution centers. The Company's capital expenditures were $481.0 million during fiscal 2000, $625.4 million during fiscal 1999 and $248.9 million during fiscal 1998.

   Total capital expenditures for fiscal 2001 are currently expected to be approximately $700 million. This estimate includes the purchase of favorable lease rights for 15 stores from Bradlees Inc., the renovation and refixturing of the properties, the capital required to open the New York distribution facility, new store spending as well as base capital needs. The Company plans to open approximately 60 new stores in fiscal 2001. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements.

   In June 2000, the Company issued $554.4 million aggregate principal amount of Liquid Yield Option Subordinated Notes (LYONs). The LYONs were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Net proceeds, excluding expenses, were $319.4 million. Each $1,000 principal amount of LYON is convertible at anytime into 7.156 shares of the Company's common stock. The debt is callable by the Company beginning June 12, 2003, for cash. The holders of the securities can "put" the LYONs back to the Company after three and ten years during specified 30-day windows. The proceeds were initially used to pay off borrowings under the Company's outstanding revolving credit facility and accounts receivables program and for general corporate purposes, including store expansion.

   In March 2001, the Company issued $300 million aggregate principal amount of 6.30% unsecured notes due March 1, 2011. The proceeds will be used for general corporate purposes, including continued store growth.

   The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures and debt service requirements with proceeds from cash flows from operations, short-term trade credit, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $300 million revolving credit facility and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

Forward-Looking Information/Risk Factors

   Items 1, 2, 5 and 7 of this Form 10-K contain "forward-looking statements," subject to protections under federal law. The Company intends words such as "believes," "anticipates," " plans," "may," "will," "should," "expects" and similar expressions to identify forward-looking statements. In addition, statements covering the Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources. There are a number of important factors that could cause the Company's results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described in Exhibit 99.1 attached to this 10-K and incorporated herein by this reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company's primary exposure to market risk consists of changes in interest rates or borrowings. At February 3, 2001, the Company's long-term debt excluding capital leases was $773.7 million, all of which is fixed rate debt.

   Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company intends to refinance such debt at then existing market interest rates which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at February 3, 2001, changed by 100 basis points, the Company's annual interest expense would change by $7.7 million.

   During fiscal 2000, average borrowings under the Company's variable rate revolving credit facility and its short term financing of its proprietary accounts receivable were $129.4 million. If interest rates on the average fiscal 2000 variable rate debt changed by 100 basis points, the Company's annual interest expense would change by $1.3 million, assuming comparable borrowing levels.

Item 8. Financial Statements and Supplementary Data

   The financial statements are included in this report beginning on page F-3.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Executive Officers of Registrant

   The information set forth under "Election of Directors" on pages 1-2 and under "Compliance with Sec. 16(a) of the Exchange Act" on page 7 of Registrant's Proxy Statement dated April 17, 2001 is incorporated herein by reference. The executive officers of the Company are as follows:

      Name                   Age Position
      ----                   --- --------
      R. Lawrence Montgomery  52 Chief Executive Officer and Director

      Kevin Mansell           48 President and Director

                                 Chief Operating Officer, Treasurer and
      Arlene Meier            49 Director

      John Lesko              48 Executive Vice President--Administration

      Richard Leto            49 Executive Vice President--General Merchandise
                                 Manager and Product Development

      Jack Moore              46 Executive Vice President--General Merchandise
                                 Manager

      Don Sharpin             52 Executive Vice President--Human Resources

      Gary Vasques            53 Executive Vice President--Marketing

   Mr. Montgomery was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996 after joining the Company as Senior Vice President--Director of Stores in 1988. Mr. Montgomery has 30 years of experience in the retail industry.

   Mr. Mansell served as President and Director since February 1999. Mr. Mansell served as Executive Vice President--General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 26 years of experience in the retail industry.

   Ms. Meier was promoted to Chief Operating Officer in November 2000. Ms. Meier served as Executive Vice President--Chief Financial Officer from October 1994 to November 2000 and was appointed to the Board of Directors in March 2000. Ms. Meier joined the Company as Vice President--Controller in 1989. Ms. Meier has 25 years of experience in the retail industry.

   Mr. Lesko served as Executive Vice President--Administration since November 2000 and in other management positions since joining the Company in November 1997. Prior to joining the Company, Mr. Lesko served as Senior Vice President, Information Systems of Jack Eckerd Corporation, a division of the J.C. Penney Company from January 1997 to November 1997. Prior to 1997, Mr. Lesko served as Executive Vice President, Marketing and Information Systems for Thrift Drug, a wholly owned subsidiary of J.C. Penney Company. Mr. Lesko has 26 years of experience in the retail industry.

   Mr. Leto served as Executive Vice President--General Merchandise Manager since July 1996 and added Product Development to his existing responsibilities in February 1999. Prior to joining the Company, Mr. Leto served as Executive Vice President, Merchandising for the R. H. Macy Corporation. Mr. Leto has 28 years of experience in the retail industry.

   Mr. Moore served as Executive Vice President--General Merchandise Manager since February 1999. Mr. Moore served as Senior Vice President of Merchandise Planning and Allocation in 1998. He joined the Company in 1997 as a Vice President--Divisional Merchandise Manager. Prior to joining the Company, Mr. Moore served in various management positions at Dayton Hudson Department Stores. Mr. Moore has 24 years of experience in the retail industry.

   Mr. Sharpin served as Executive Vice President--Human Resources since August 1998 and in other management positions since joining the Company in 1988. Mr. Sharpin has 22 years of experience in the retail industry.

   Mr. Vasques served as Executive Vice President--Marketing since 1997. He joined the Company in December 1995 as Senior Vice President, Marketing. Mr. Vasques has 31 years of experience in the retail industry.

Item 11. Executive Compensation

   The information set forth under "Executive Compensation" on pages 6-9 of Registrant's Proxy Statement dated April 17, 2001, is incorporated herein by reference. Compensation of directors as set forth under "Director Committees and Compensation" on page 3 of Registrant's Proxy Statement dated April 17, 2001 is incorporated herein by reference.

Item 12. Beneficial Ownership of Stock

   The information set forth under "Beneficial Ownership of Shares" on page 4 of Registrant's Proxy Statement dated April 17, 2001, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information set forth under "Other Transactions" on page 9 of Registrant's Proxy Statement dated April 17, 2001, is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as part of this report:

     1. Consolidated Financial Statements:

       See "Index to Consolidated Financial Statements and Schedule of Kohl's Corporation" on page F-1, the Report of Independent Auditors on page F-2 and the Consolidated Financial Statements and Schedule on pages F-3 to F-18, all of which are incorporated herein by reference.

     2. Financial Statement Schedule:

       See "Index to Consolidated Financial Statements and Schedule of Kohl's Corporation" on page F-1 and the "Financial Statement Schedule" on page F-18, all of which are incorporated herein by reference.

     3. Exhibits:

       See "Exhibit Index" of this Form 10-K, which is incorporated herein by reference.

   (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K in the fourth fiscal quarter.

   The Exhibit Index has been omitted from this Form 10-K. Shareholders may obtain the Exhibit Index without charge by calling Kohl's investor relations at 262-703-1440.

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

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kohl's Corporation

   We have audited the accompanying consolidated balance sheets of Kohl's Corporation and subsidiaries (the Company) as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 3, 2001. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting practices generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 9, 2001, except for Note 12, as to which the date is March 16, 2001

                               KOHL'S CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   ($ in Thousands, Except Per Share Amounts)

                                                                      January
                                                         February 3,    29,
                                                            2001        2000
                                                         ----------- ----------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $  123,621  $   12,608
  Short-term investments................................     48,600      27,500
  Accounts receivable trade, net of allowance for
   doubtful accounts of $9,282 and $7,171 in 2000 and
   1999, respectively...................................    681,256     505,010
  Merchandise inventories...............................  1,003,290     794,439
  Deferred income taxes.................................     39,531      22,184
  Other.................................................     25,599      21,167
                                                         ----------  ----------
    Total current assets................................  1,921,897   1,382,908
Property and equipment, net.............................  1,726,450   1,352,956
Other assets............................................     65,634      42,422
Favorable lease rights..................................    126,635     133,023
Goodwill................................................     14,538      19,738
                                                         ----------  ----------
    Total assets........................................ $3,855,154  $2,931,047
                                                         ==========  ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $  399,939  $  336,432
  Accrued liabilities...................................    188,863     153,821
  Income taxes payable..................................    112,927      63,955
  Short-term debt.......................................      5,000      85,000
  Current portion of long-term debt.....................     16,568      11,589
                                                         ----------  ----------
    Total current liabilities...........................    723,297     650,797
Long-term debt..........................................    803,081     494,993
Deferred income taxes...................................     84,256      66,482
Other long-term liabilities.............................     41,881      33,272
Shareholders' equity:
  Common stock--$.01 par value, 800,000,000 shares
   authorized, 332,167,129 and 326,197,268 shares issued
   at February 3, 2001 and January 29, 2000
   respectively.........................................      3,322       3,262
  Paid-in capital.......................................    912,107     767,179
  Retained earnings.....................................  1,287,210     915,062
                                                         ----------  ----------
    Total shareholders' equity..........................  2,202,639   1,685,503
                                                         ----------  ----------
    Total liabilities and shareholders' equity.......... $3,855,154  $2,931,047
                                                         ==========  ==========


                             See accompanying notes

                               KOHL'S CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Fiscal Year Ended
                                             ----------------------------------
                                              February    January     January
                                                 3,         29,         30,
                                                2001        2000        1999
                                             ----------  ----------  ----------
                                             (In Thousands, Except Per Share
                                                          Data)
Net sales................................... $6,151,996  $4,557,112  $3,681,763
Cost of merchandise sold....................  4,056,139   3,014,073   2,447,301
                                             ----------  ----------  ----------
Gross margin................................  2,095,857   1,543,039   1,234,462
Operating expenses:
  Selling, general and administrative.......  1,282,367     975,269     810,162
  Depreciation and amortization.............    121,786      83,323      64,849
  Goodwill amortization.....................      5,200       5,200       5,200
  Preopening expenses.......................     35,189      30,972      16,388
                                             ----------  ----------  ----------
Total operating expenses....................  1,444,542   1,094,764     896,599
                                             ----------  ----------  ----------
Operating income............................    651,315     448,275     337,863
Other expense (income):
  Interest expense..........................     49,332      29,470      22,872
  Interest income...........................     (3,131)     (2,307)     (1,758)
                                             ----------  ----------  ----------
Income before income taxes..................    605,114     421,112     316,749
Provision for income taxes..................    232,966     162,970     124,483
                                             ----------  ----------  ----------
Net income.................................. $  372,148  $  258,142  $  192,266
                                             ==========  ==========  ==========
Net income per share:
  Basic.....................................      $1.13       $0.80       $0.61
  Diluted...................................      $1.10       $0.77       $0.59




                             See accompanying notes

                               KOHL'S CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                Common Stock                          Total
                               -------------- Paid-in   Retained  Shareholders'
                               Shares  Amount Capital   Earnings     Equity
                               ------- ------ -------- ---------- -------------
                                                (In Thousands)
Balance at January 31, 1998..  315,515 $3,155 $486,973 $  464,654  $  954,782
Exercise of stock options....    1,274     13    5,873         --       5,886
Income tax benefit from
 exercise of stock options...       --     --    9,845         --       9,845
Net income...................       --     --       --    192,266     192,266
                               ------- ------ -------- ----------  ----------
Balance at January 30, 1999..  316,789  3,168  502,691    656,920   1,162,779
Issuance of common shares....    5,600     56  199,570         --     199,626
Exercise of stock options....    3,808     38   17,610         --      17,648
Income tax benefit from
 exercise of stock options...       --     --   47,308         --      47,308
Net income...................       --     --       --    258,142     258,142
                               ------- ------ -------- ----------  ----------
Balance at January 29, 2000..  326,197  3,262  767,179    915,062   1,685,503
Exercise of stock options....    5,970     60   45,819         --      45,879
Income tax benefit from
 exercise of stock options...       --     --   99,109         --      99,109
Net income...................       --     --       --    372,148     372,148
                               ------- ------ -------- ----------  ----------
Balance at February 3,
 2001........................  332,167 $3,322 $912,107 $1,287,210  $2,202,639
                               ======= ====== ======== ==========  ==========



                             See accompanying notes

                               KOHL'S CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            February 3, January 29, January 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
                                                      (In Thousands)
Operating activities
Net income................................   $ 372,148   $ 258,142   $ 192,266
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...........     127,491      88,776      70,249
  Deferred income taxes...................         427       4,923         886
  Other noncash charges...................       4,624       3,536       2,353
  Income tax benefit from exercise of
   stock options..........................      99,109      47,308       9,845
  Amortization of debt discount...........       5,782          61          --
  Changes in operating assets and
   liabilities:
    Accounts receivable trade.............    (176,246)   (232,391)    (30,647)
    Merchandise inventories...............    (208,851)   (177,077)   (101,572)
    Other current assets..................      (4,432)     (2,527)     (1,937)
    Accounts payable......................      63,507     118,447      60,210
    Accrued and other long-term
     liabilities..........................      39,544      32,932      28,793
    Income taxes payable..................      48,972      15,383      10,090
                                             ---------   ---------   ---------
Net cash provided by operating
 activities...............................     372,075     157,513     240,536
Investing activities
Acquisition of property and equipment and
 favorable lease rights, net..............    (480,981)   (625,392)   (248,878)
Proceeds from sale of property and
 equipment................................          --       4,350       1,292
Net purchase of short-term investments....     (21,100)       (764)    (26,736)
Other.....................................     (25,036)    (20,151)    (14,587)
                                             ---------   ---------   ---------
Net cash used in investing activities.....    (527,117)   (641,957)   (288,909)
Financing activities
Net (repayments of) proceeds from short-
 term debt................................     (80,000)     85,000          --
Proceeds from public debt offering, net...     319,379     197,258          --
Net borrowings (repayments) under credit
 facilities...............................          --      (1,600)      1,600
Repayment of other long-term debt, net....     (12,094)     (1,582)       (416)
Payment of financing fees on debt.........      (7,109)     (2,156)         --
Net proceeds from issuance of common
 shares...................................      45,879     217,274       5,886
                                             ---------   ---------   ---------
Net cash provided by financing
 activities...............................     266,055     494,194       7,070
                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash
 and equivalents..........................     111,013       9,750     (41,303)
Cash and cash equivalents at beginning of
 year.....................................      12,608       2,858      44,161
                                             ---------   ---------   ---------
Cash and cash equivalents at end of year..   $ 123,621   $  12,608   $   2,858
                                             =========   =========   =========


                             See accompanying notes

                              KOHL'S CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies

Business

   As of February 3, 2001, Kohl's Corporation (the Company) operated 320 family oriented, specialty department stores located in 26 states that feature national brand apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers.

Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

   The Company's fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended February 3, 2001 (fiscal 2000), January 29, 2000 (fiscal
1999) and January 30, 1999 (fiscal 1998). Fiscal 2000 includes 53 weeks and fiscal 1999 and 1998 include 52 weeks.

Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

   Certain reclassifications have been made to prior year's financial statements to conform to the fiscal 2000 presentation.

Cash Equivalents

   Cash equivalents represent debt securities with a maturity of three months or less when purchased, which are held to maturity. Debt securities owned are stated at cost which approximates market value.

Short-term Investments

   Short-term investments are classified as available-for-sale securities and are highly liquid debt instruments. These securities have a put option feature that allows the Company to liquidate the investments at its discretion. These investments are stated at cost, which approximates market value.

Merchandise Inventories

   Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $4,851,000 higher at February 3, 2001, and $2,983,000 higher at January 29, 2000, if they had been valued using the first-in, first-out (FIFO) method.

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

      Buildings and improvements.................................... 20-40 years
      Store fixtures and equipment..................................  3-20 years
      Property under capital leases................................. 20-40 years

   Construction in progress includes land and improvements for locations not yet opened at the end of each fiscal year.

Capitalized Interest

   The Company capitalizes interest on the acquisition and construction of new locations and depreciates that amount over the lives of the related assets. The total interest capitalized was $3,478,000, $4,405,000 and $1,878,000 in 2000, 1999 and 1998, respectively.

Favorable Lease Rights

   Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term including options. Accumulated amortization was $25,259,000 at February 3, 2001, and $19,327,000 at January 29, 2000.

Goodwill

   Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization was $62,866,000 at February 3, 2001, and $57,666,000 at January 29, 2000.

Long-Lived Assets

   The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights and goodwill) are present and determines that if such indicators are present whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 3, 2001, and January 29, 2000, and determined that there was no significant impact on the Company's results of operations.

Comprehensive Income

   Net income for all years presented is the same as comprehensive income.

Revenue Recognition

   Revenue from sales of the Company's merchandise is recognized at the time of sale, net of any returns.

Advertising

   Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and totaled $223,717,000, $176,009,000 and $147,619,000 in fiscal 2000, 1999, and 1998, respectively.

                              KOHL'S CORPORATION

1. Business and Summary of Accounting Policies (continued)

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

Net Income Per Share

   The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows:

                                                             Fiscal Year
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
                                                           (In Thousands)
Denominator for basic earnings per share--weighted
 average shares....................................... 330,204 324,628 316,134
The impact of dilutive employee stock options.........   7,871   9,228   9,132
                                                       ------- ------- -------
Denominator for diluted earnings per share............ 338,075 333,856 325,266
                                                       ======= ======= =======

   Debt securities that are convertible into 3,967,000 shares of common stock are not included in the computation of diluted earnings per share for the fiscal year as their impact is antidilutive (See Footnote 10 to the Company's consolidated financial statements for quarterly information).

2. Selected Balance Sheet Information

   Property and equipment consist of the following:

                                                                      January
                                                         February 3,    29,
                                                            2001        2000
                                                         ----------- ----------
                                                             (In Thousands)
Land.................................................... $  175,892  $  137,900
Buildings and improvements..............................  1,097,343     726,846
Store fixtures and equipment............................    609,736     469,247
Property under capital leases...........................     54,862      54,862
Construction in progress................................    174,105     243,042
                                                         ----------  ----------
Total property and equipment............................  2,111,938   1,631,897
Less accumulated depreciation...........................    385,488     278,941
                                                         ----------  ----------
                                                         $1,726,450  $1,352,956
                                                         ==========  ==========

   Depreciation expense for property and equipment totaled $107,083,000, $76,851,000 and $60,994,000 for fiscal 2000, 1999 and 1998, respectively.

   Accrued liabilities consist of the following:

                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
                                                             (In Thousands)
Payroll and related fringe benefits.....................  $ 35,592    $ 31,157
Sales and property taxes................................    54,478      45,429
Other accruals..........................................    98,793      77,235
                                                          --------    --------
                                                          $188,863    $153,821
                                                          ========    ========

                              KOHL'S CORPORATION

3. Accounts Receivable Financing

   On December 23, 1999, the Company entered into an agreement with Preferred Receivables Funding Corporation, certain investors and Bank One as agent, under which the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables up to a maximum of $225 million. The agreement is renewable at the Company's request and the investors' option. No receivables were sold as of February 3, 2001.

   Prior to December 23, 1999, the Company's private label credit card receivables were sold without recourse or were contributed to its wholly owned subsidiary and special purpose entity, Kohl's Receivables Corporation (KRC). Under an agreement, similar to the Company's current agreement, KRC then periodically sold, generally with recourse, an undivided interest in the revolving pool of these receivables to the same investors. Based on this two-tier structure of selling receivables, and a supporting legal opinion, the true sale accounting requirements were met, as defined by SFAS No. 125. Accordingly, interests sold prior to December 23, 1999, were reflected as a reduction of accounts receivable. On December 31, 1999, KRC was merged into the Company. The proceeds received upon sale of $85 million of receivables as of January 29, 2000, are recorded as short-term debt in the accompanying consolidated balance sheet.

   The cost of the financing program is based on the bank's A1/P-1 commercial paper rate, approximately 6.5% and 6.0% at February 3, 2001 and January 29, 2000, respectively, plus certain fees. The agreement is secured by interests in the receivables and contains covenants which require the Company to maintain a minimum portfolio quality and meet certain financial tests.

   Average accounts receivable balances both on and off balance sheet are summarized below:

                                                            Fiscal Year
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (In Thousands)
Average accounts receivable trade:
  Gross accounts receivable......................... $595,000 $443,000 $328,000
  Receivables off balance sheet.....................       --   86,000  120,000
                                                     -------- -------- --------
  Receivables on balance sheet...................... $595,000 $357,000 $208,000
                                                     ======== ======== ========

   In the table above, the receivables off balance sheet met the true sale requirements of SFAS No. 125 and therefore the Company had no exposure to bad debts and retained no rights to finance charge income for financial statement purposes. For the receivables on balance sheet, the revenue from the credit program, net of operating expenses is summarized below.

                                                            Fiscal Year
                                                      ------------------------
                                                        2000    1999    1998
                                                      -------- ------- -------
                                                           (In Thousands)
Finance charges and other income..................... $103,018 $63,879 $38,744
Operating expenses:
  Provision for doubtful accounts....................   22,677  13,402   7,831
  Other credit and collection expenses...............   29,561  18,264  10,762
                                                      -------- ------- -------
  Total operating expenses...........................   52,238  31,666  18,593
                                                      -------- ------- -------
Net revenue of credit program included in selling,
 general and administrative expenses................. $ 50,780 $32,213 $20,151
                                                      ======== ======= =======

                              KOHL'S CORPORATION

4. Debt

   Short-term debt at February 3, 2001, consists of a $5 million bank note which matures on February 2, 2002, and bears interest at 2.9%.

   Long-term debt consists of the following:

                                 February 3, 2001        January 29, 2000
                                 ----------------------  ----------------------
         Maturing                 Rate         Amount     Rate         Amount
         --------                -------     ----------  -------     ----------
                                          ($ In Thousands)
Notes and debentures:
  Senior debt
        Through 2004............   6.57%     $   50,000    6.57%     $   60,000
        2006 (a)................   6.70%        100,000    6.70%        100,000
        2011 (a)................   7.38%        100,000    7.38%        100,000
        2029 (b)................   7.36%        197,411    7.36%        197,319
  Subordinated debt
        2020 (c)................   2.75%        325,069                     --
                                             ----------              ----------
Total notes and debentures......   5.29% (d)    772,480    7.12% (d)    457,319
Capital lease obligations.......                 45,937                  47,160
Other...........................                  1,232                   2,103
Less: current portion...........                (16,568)                (11,589)
                                             ----------              ----------
Long-term debt..................             $  803,081              $  494,993
                                             ==========              ==========

--------
(a) Noncallable and unsecured.

(b) In 1999, the Company issued $200 million of non-callable 7.25% unsecured debentures, which were issued at a discount with a yield to maturity of 7.36%. At February 3, 2001, and January 29, 2000, the net discount was $2.6 million and $2.7 million, respectively.

(c) In June, 2000, the Company issued $554.4 million aggregate principal amount of unsecured Liquid Yield Option Subordinated Notes (LYONs). The zero coupon LYONs were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Net proceeds, excluding expenses, were approximately $319.4 million. At February 3, 2001, the net discount was $229.3 million. Each $1,000 principal amount of LYON is convertible at the holder's option, at any time, into 7.156 shares of the Company's common stock. The debt is callable by the Company beginning June 12, 2003 for cash at the issue price, plus all accreted original issue discount. The holders of the securities can "put" the LYONs back to the Company after three years and ten years during specified 30-day windows at specified amounts reflective of the accretion of the original issue discount. The Company has the option to redeem these putted securities for either cash or the Company's common stock, or any combination thereof.

(d) Reflects the weighted-average effective interest rate as of year end.

   The Company, using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements, estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $807.5 million at February 3, 2001, and $432 million at January 29, 2000.

   The Company has a $300 million unsecured revolving bank credit facility which matures on June 13, 2003. Depending on the type of advance, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company's long-term unsecured debt rating; or the agent bank's base rate. No amounts were outstanding under this facility at February 3, 2001, or January 29, 2000.

                              KOHL'S CORPORATION

4. Debt (continued)

   The various debt agreements contain certain covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests.

   Interest payments, net of amounts capitalized, were $46,450,000, $27,038,000 and $22,950,000 in fiscal 2000, 1999 and 1998, respectively.

   Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $15,333,000 in 2001; $15,340,000 in 2002;
$10,138,000 in 2003; $10,056,000 in 2004 and $58,000 in 2005. The annual maturity amounts do not include the amount of convertible debt securities that could be "put" back to the Company in 2003.

5. Commitments

   The Company leases property and equipment. Many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that generally range from two additional five-year periods to eight ten-year periods. Rent expense charged to operations was $145,617,000, $111,863,000, and $89,508,000 in fiscal 2000, 1999 and 1998, respectively.
Rent expense includes contingent rents, based on sales, of $3,521,000, $3,487,000 and $4,209,000 in fiscal 2000, 1999 and 1998, respectively.

   Property under capital leases consists of the following:

                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
                                                             (In Thousands)
Buildings and improvements..............................   $54,862     $54,862
Less accumulated amortization...........................    18,209      16,342
                                                           -------     -------
                                                           $36,653     $38,520
                                                           =======     =======

   Amortization expense related to capital leases totaled $1,867,000, $2,004,000 and $2,266,000 for fiscal 2000, 1999 and 1998, respectively.

   Future minimum lease payments at February 3, 2001, under leases that have initial or remaining noncancellable terms in excess of one year, are as follows:

                                                             Capital Operating
                                                             Leases    Leases
                                                             ------- ----------
                                                               (In Thousands)
Fiscal year:
2001........................................................ $ 5,852 $  162,517
2002........................................................   5,872    171,177
2003........................................................   5,773    164,867
2004........................................................   6,002    160,790
2005........................................................   6,063    160,390
Thereafter..................................................  62,123  2,026,654
                                                             ------- ----------
                                                              91,685 $2,846,395
                                                                     ==========
Less amount representing interest...........................  45,748
                                                             -------
Present value of minimum lease payments..................... $45,937
                                                             =======

   Included in the operating lease schedule above is $619,977,000 of minimumn lease payments for stores that will open in 2001 and 2002.

                              KOHL'S CORPORATION

6. Benefit Plans

   The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $6,315,000, $4,408,000 and $3,300,000 in fiscal 2000, 1999 and 1998, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

   The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. Total expense was $3,670,000, $3,020,000 and $2,531,000 in fiscal 2000, 1999 and 1998, respectively. In addition, the Company made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. Total expense was $5,198,000, $4,168,000 and $3,629,000 in fiscal 2000, 1999 and 1998, respectively.

7. Income Taxes

   Deferred income taxes consist of the following:

                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
                                                             (In Thousands)
Deferred tax liabilities:
  Property and equipment................................  $103,091     $80,371
Deferred tax assets:
  Merchandise inventories...............................    34,094      18,080
  Accrued and other liabilities.........................    15,764      11,273
  Accrued rent liability................................     8,508       6,720
                                                          --------     -------
                                                            58,366      36,073
                                                          --------     -------
Net deferred tax liability..............................  $ 44,725     $44,298
                                                          ========     =======

   The components of the provision for income taxes are as follows:

                                                             Fiscal Year
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                            (In Thousands)
Current Federal...................................... $204,989 $135,586 $104,336
Current State........................................   27,550   22,461   19,261
Deferred.............................................      427    4,923      886
                                                      -------- -------- --------
                                                      $232,966 $162,970 $124,483
                                                      ======== ======== ========

   The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

                                                          Fiscal Year
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
Provision at statutory rate........................    35.0%    35.0%     35.0%
State income taxes, net of federal tax benefit.....     3.4      3.6       3.9
Goodwill amortization..............................     0.3      0.4       0.6
Other..............................................    (0.2)    (0.3)     (0.2)
                                                    -------  -------  --------
Provision for income taxes.........................    38.5%    38.7%     39.3%
                                                    =======  =======  ========
Amounts paid for income taxes (in thousands)....... $85,063  $95,075  $103,628
                                                    =======  =======  ========

                              KOHL'S CORPORATION

8. Preferred and Common Stock

   The Company's authorized capital stock includes 10,000,000 shares of $.01 par value preferred stock of which none have been issued.

   On March 6, 2000 and March 9, 1998, the Company's Board of Directors declared 2 for 1 stock splits which were effected in the form of a stock dividend on the Company's common stock. Shareholders' equity and all share and per share amounts have been retroactively adjusted to reflect these dividends.

   The 1992 and 1994 Long-Term Compensation Plans provide for the granting of options to purchase shares of the Company's common stock to officers and key employees. The 1997 Stock Option Plan provides for granting of similar stock options to outside directors. The following table presents the number of options initially authorized and options available to grant under each of the plans:

                                     1992 Plan  1994 Plan  1997 Plan   Total
                                     ---------- ---------- --------- ----------
Options initially authorized........ 22,800,000 24,000,000  400,000  47,200,000
Options available for grant:
  January 29, 2000..................    179,216 11,464,950  320,000  11,964,166
  February 3, 2001..................    238,597  9,732,811  308,000  10,279,408

   The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. Options which are surrendered or terminated without issuance of shares are available for future grants.

   The following table summarizes the Company's stock options at February 3, 2001, January 29, 2000 and January 30, 1999 and the changes for the years then ended:

                                                    Number of   Weighted Average
                                                     Options     Exercise Price
                                                    ----------  ----------------
Balance at January 31, 1998........................ 24,224,748       $ 7.79
  Granted..........................................  3,418,250        28.85
  Surrendered......................................   (329,582)       13.28
  Exercised........................................ (1,273,558)        5.00
                                                    ----------       ------
Balance at January 30, 1999........................ 26,039,858        10.64
  Granted..........................................  4,434,750        35.13
  Surrendered......................................   (518,388)       14.95
  Exercised........................................ (3,807,798)        5.04
                                                    ----------       ------
Balance at January 29, 2000........................ 26,148,422        15.53
  Granted..........................................  2,592,975        63.49
  Surrendered......................................   (908,217)       23.78
  Exercised........................................ (5,969,861)        7.68
                                                    ----------       ------
Balance at February 3, 2001........................ 21,863,319       $23.01
                                                    ==========       ======

Options exercisable at:
                                                                Weighted Average
                                                      Shares     Exercise Price
                                                    ----------  ----------------
  February 3, 2001................................. 11,508,871       $13.20
  January 29, 2000................................. 13,628,550       $ 8.60
  January 30, 1999................................. 14,029,610       $ 6.06

                              KOHL'S CORPORATION

8. Preferred and Common Stock (continued)

   Exercise prices for options outstanding at February 3, 2001, ranged from $1.75-$70.74. Additional information related to these options segregated by exercise price range is as follows:

                                                     Exercise Price Range
                                                 -----------------------------
                                                 $1.75 to  $8.00 to  $30.75 to
                                                   $7.99    $30.74    $70.74
                                                 --------- --------- ---------
Options outstanding............................. 7,281,912 7,788,132 6,793,275
Weighted average exercise price of options
 outstanding....................................     $5.70    $19.19    $45.93
Weighted average remaining contractual life of
 options outstanding............................       3.9      10.5      14.2
Options exercisable............................. 5,276,562 5,264,562   967,747
Weighted average exercise price of options
 exercisable....................................     $5.37    $17.02    $35.05

   The Company continues to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company calculated the pro forma effect on net income and net income per share of accounting for employee stock options under the fair value method prescribed by SFAS No. 123 in the table below. The weighted-average fair values of options granted during fiscal 2000, 1999 and 1998 were estimated using a Black-Scholes option pricing model to be $30.00, $17.27 and $13.42, respectively. The model used the following assumptions for all years: risk free interest rate between 5.0%-6.0%; dividend yield of 0%; volatility factors of the Company's common stock of 30%; and a 7-8 year expected life of the option.

                                                            Fiscal Year
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
Pro forma net income (in thousands)................. $348,618 $246,513 $183,785
Pro forma net income per share:
  Basic.............................................    $1.06    $0.76    $0.58
  Diluted...........................................    $1.04    $0.74    $0.57

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

                              KOHL'S CORPORATION

10. Quarterly Financial Information (Unaudited)

  Financial Information

                                            Fiscal Year 2000
                         ---------------------------------------------------------
                           First      Second     Third      Fourth        Total
                         ---------- ---------- ---------- ----------    ----------
                                  (In Thousands Except Per Share Data)
Net sales............... $1,228,666 $1,255,360 $1,444,929 $2,223,041    $6,151,996
Gross margin............    425,920    437,953    495,320    736,664     2,095,857
Net income..............     52,618     64,290     76,746    178,494       372,148
Basic shares............    327,806    329,848    331,196    331,859       330,204
Basic net income per
 share..................      $0.16      $0.19      $0.23      $0.54         $1.13
Diluted shares..........    336,353    338,973    339,693    344,055(a)    338,075
Diluted net income per
 share..................      $0.16      $0.19      $0.23      $0.52(b)      $1.10

--------
(a) Diluted shares include 3,967,000 shares related to the assumed conversion of convertible debt securities.
(b) The convertible debt securities have a dilutive impact on net income per share for the fourth quarter. In the calculation of diluted net income per share, the numerator is $179,956,000 which includes $1,462,000 of interest on convertible debt securities. The denominator is 344,055,000 diluted shares which includes 3,967,000 shares related to the assumed conversion of the convertible debt securities.

                                             Fiscal Year 1999
                            --------------------------------------------------
                             First    Second    Third      Fourth     Total
                            -------- -------- ---------- ---------- ----------
                                   (In Thousands Except Per Share Data)
Net sales.................. $910,256 $939,503 $1,099,852 $1,607,501 $4,557,112
Gross margin...............  313,128  325,304    375,659    528,948  1,543,039
Net income.................   39,319   45,233     53,014    120,576    258,142
Basic shares...............  320,871  325,647    325,906    326,075    324,628
Basic net income per
 share.....................    $0.12    $0.14      $0.16      $0.37      $0.80
Diluted shares.............  330,752  335,097    335,350    335,124    333,856
Diluted net income per
 share.....................    $0.12    $0.13      $0.16      $0.36      $0.77

   Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

  LIFO

   The Company uses the LIFO method of accounting for merchandise inventories because it results in a better matching of costs and revenues. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                                                  Fiscal Year
                                                                 --------------
LIFO Expense (Credit)                                             2000    1999
---------------------                                            ------  ------
                                                                      (In
                                                                  Thousands)
First........................................................... $1,844  $1,363
Second..........................................................  1,884   1,409
Third...........................................................  2,168   1,651
Fourth.......................................................... (4,028) (3,361)
                                                                 ------  ------
Total year...................................................... $1,868  $1,062
                                                                 ======  ======

   The Company estimates its LIFO provision throughout the year based on expected inflation. The provision is adjusted to actual inflation indices at year-end.

                              KOHL'S CORPORATION

10. Quarterly Financial Information (Unaudited) (continued)

  Interest Reclassification

   At February 3, 2001, the Company reclassified fiscal 2000 interest related to the sale of accounts receivable that had been included in selling, general and administrative expenses in the Company's quarterly financial statements to interest expense. The impact by quarter is shown in the following table.

                                                        Fiscal Year 2000
                          -------------------------------------------------------------------------------------
                          First Quarter    Second Quarter   Third Quarter    Fourth Quarter        Total
                          ---------------  ---------------  ---------------  ---------------  -----------------
                                    % of             % of             % of             % of               % of
                                     Net              Net              Net              Net                Net
                           Amount   Sales   Amount   Sales   Amount   Sales   Amount   Sales    Amount    Sales
                          --------  -----  --------  -----  --------  -----  --------  -----  ----------  -----
Selling, general and
 administrative expense:
As previously reported..  $284,256  23.1%  $289,331  23.0%  $317,790  22.0%  $398,576  17.9%  $1,289,953  21.0%
Reclassification........    (2,222)          (1,876)          (1,831)          (1,657)            (7,586)
                          --------         --------         --------         --------         ----------
                          $282,034  23.0%  $287,455  22.9%  $315,959  21.9%  $396,919  17.9%  $1,282,367  20.8%
                          ========         ========         ========         ========         ==========
Interest expense, net:
As previously reported..  $  8,232   0.7%  $  9,962   0.8%  $ 10,981   0.8%  $  9,440   0.4%  $   38,615   0.6%
Reclassification........     2,222            1,876            1,831            1,657              7,586
                          --------         --------         --------         --------         ----------
                          $ 10,454   0.9%  $ 11,838   0.9%  $ 12,812   0.9%  $ 11,097   0.5%  $   46,201   0.8%
                          ========         ========         ========         ========         ==========

11. Related Parties

   A director of the Company is also a shareholder of a law firm which performs legal services for the Company.

   Rent expense incurred on store leases with various entities owned or controlled by a director of the Company and his affiliates, which is included in the total rent expense above, was $4,253,000, $4,353,000 and $4,323,000 in fiscal 2000, 1999 and 1998, respectively.

12. Subsequent Events

   On March 8, 2001, the Company issued $300 million aggregate principal amount of non-callable 6.30% unsecured senior notes due March 1, 2011. Net proceeds, excluding expenses, were $297.4 million. The proceeds will be used for general corporate purposes, including continued store growth.

   On March 16, 2001, the Company purchased the right to occupy 15 store locations previously operated by Bradlees, Inc. The Company is currently converting the stores into prototypical Kohl's stores and expects that the stores will be open for business in spring 2002.

                               KOHL'S CORPORATION

                                  SCHEDULE II

                       Valuation and Qualifying Accounts
                             (Dollars in Thousands)

                                                        Years Ended
                                            -----------------------------------
                                            February 3, January 29, January 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
Accounts Receivable--Allowances:
  Balance at Beginning of Year.............  $  7,171    $  4,069     $ 4,669
  Charged to Costs and Expenses............    22,677      13,402       7,831
  Deductions--Bad Debts Written off,
   Net of Recoveries and Other Allowances..   (20,566)    (12,277)     (7,668)
  Other (1)................................        --       1,977        (763)
                                             --------    --------     -------
  Balance at End of Year...................  $  9,282    $  7,171     $ 4,069
                                             ========    ========     =======

--------
(1) Adjustments to the accounts receivable allowance for receivables sold pursuant to SFAS No. 125

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,

                                          Kohl's Corporation

                                          By: _________________________________
                                            R. Lawrence Montgomery
                                            Chief Executive Officer and
                                            Director

Dated: ______________________________

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

_____________________________________
William S. Kellogg                        _____________________________________
Chairman and Director                     Frank Sica
                                          Director


_____________________________________
Jay H. Baker
Director                                  _____________________________________
                                          Herbert Simon

                                          Director

_____________________________________
John F. Herma
Director                                  _____________________________________
                                          Peter M. Sommerhauser

                                          Director

_____________________________________
R. Lawrence Montgomery
Chief Executive Officer and Director      _____________________________________
                                          R. Elton White

                                          Director

_____________________________________
Kevin Mansell
President and Director                    _____________________________________
                                          James D. Ericson

                                          Director

_____________________________________
Arlene Meier
Chief Operating Officer (Principal        _____________________________________
 Financial and                            Wayne Embry
Accounting Officer), Treasurer and        Director
 Director

                                 EXHIBIT INDEX


Exhibit
Number      Description

--------------------------------------------------------------------------------
3.1 Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2        Bylaws of the Company, incorporated herein by reference to Exhibit
           3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

4.1 Revolving Credit Agreement dated as of June 13, 1997 among Kohl's Corporation, Kohl's Department Stores,Inc., various commercial Banking institutions, The Bank of New York, as Administrative Agent, And The First National Bank of Chicago, as Syndication Agent, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 1997.

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

4.4 First Supplemental Indenture dated as of June 1, 1999 between the Company and The Bank of New York, incorporated herein by reference to
           Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Reg. No. 333- 83031).

4.5 Second Supplemental Indenture dated as of March 8, 2001 between the Company and The Bank of New York, as trustee.

4.6 Indenture dated as of June 12, 2000, between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit
           4.1 of the Company's registration statement on Form S-3 (Reg. No. 333-43988).

4.7 Registration Rights Agreement dated June 12, 2000 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference to Exhibit 4.2 of the Company's registration statement on Form S-3 (Reg. No. 333-43988).

4.8 Certain other long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to The Commission, upon request, copies of any instruments defining the Rights of holders of any such long-term debt described in Note 4 and not filed herewith.

10.1       Amended and Restated Executive Deferred Compensation Plan .*

10.2 Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.3 Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.4       Executive Medical Plan, incorporated herein by reference to Exhibit
           10.9 of the Company's registration statement on Form S-1 (File No. 33- 46883).*

10.5       Executive Life Insurance Plan, incorporated herein by reference to
           Exhibit 10.10 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.6 Executive Accidental Death and Dismemberment Plan, incorporated herein by reference to Exhibit 10.11 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.7       Executive Bonus Plan, incorporated herein by reference to Exhibit
           10.12 of the Company's registration statement on Form S-1 (File No. 33- 46883).*

10.8       1992 Long Term Compensation Plan, incorporated herein by reference to
           Exhibit 10.13 of the Company's registration statement on Form S-1 (File No. 33-46883).*

10.9       1994 Long-Term Compensation Plan, incorporated herein by reference to
           Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.10 1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company's registration statement on Form S- 8 (File No. 333-26409), filed on May 2, 1997.*

10.11 Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Mansell, incorporated herein by reference to Exhibit
           10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

10.12 Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Montgomery, incorporated herein by reference to
           Exhibit 10.14 of the Company's Annual Report on Form 10-K for the Fiscal year ended January 30, 1999.*

10.13 First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000. *

10.14 Employment Agreement between the Company and Arlene Meier dated November 15, 2000. *

10.15 Receivables Purchase Agreement dated December 23, 1999 by and among the Company, Kohl's Department Stores, Inc., PREFCO, various Investors and Bank One, NA, as agent, incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the Fiscal year ended January 29, 2000.

10.16 Amendment No. 1 to Receivables Purchase Agreement dated December 21, 2000 by and among the Company, Kohl's Department Stores, Inc., PREFCO, various Investors and Bank One, NA, as agent.

12.1 Statement regarding calculation of ratio of earnings to fixed charges.

13.1       2000 Annual Report.

21.1       Subsidiaries of the Registrant.

23.1       Consent of Ernst & Young LLP.

99.1       Cautionary Statements Regarding Forward Looking Information and Risk
           Factors.



*    A management contract or compensatory plan or arrangement.