Form 10-K405/A
period 2001-02-03
KOHLS CORPORATION
filed 2001-04-20
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                          By: /s/ R. Lawrence Montgomery
                                              ---------------------------------
                                            R. Lawrence Montgomery
                                            Chief Executive Officer and
                                            Director

Dated: April 17, 2001
       ------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William S. Kellogg
-------------------------------------
William S. Kellogg                        /s/ Frank Sica
Chairman and Director                     -------------------------------------
                                          Frank Sica
                                          Director


/s/ Jay H. Baker
-------------------------------------
Jay H. Baker                              /s/ Herbert Simon
Director                                  -------------------------------------
                                          Herbert Simon

                                          Director

-------------------------------------
John F. Herma                             /s/ Peter M. Sommerhauser
Director                                  -------------------------------------
                                          Peter M. Sommerhauser

                                          Director

/s/ R. Lawrence Montgomery
-------------------------------------
R. Lawrence Montgomery
Chief Executive Officer and Director      /s/ R. Elton White
                                          -------------------------------------
                                          R. Elton White

                                          Director

/s/ Kevin Mansell
-------------------------------------
Kevin Mansell
President and Director                    /s/ James D. Ericson
                                          -------------------------------------
                                          James D. Ericson

                                          Director

/s/ Arlene Meier
-------------------------------------
Arlene Meier
Chief Operating Officer (Principal        /s/ Wayne Embry
 Financial and                            -------------------------------------
Accounting Officer), Treasurer and        Wayne Embry
 Director                                 Director