Form 10-Q
period 2001-05-05
KOHLS CORPORATION
filed 2001-06-15
CIK 885639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            May 5, 2001
                                              --------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _______________

Commission file number  1-11084
                        -------


                               KOHL'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                               39-1630919
--------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                53051
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (262) 703-7000
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.
Yes   X      No _____
    -----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 13, 2001 Common Stock,
                                                  ----------------------------
Par Value $.01 per Share, 334,385,719 shares Outstanding.
--------------------------------------------------------

                               KOHL'S CORPORATION
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          May 5, 2001, February 3, 2001 and
          April 29, 2000.                                                3

          Condensed Consolidated Statements of Income
          for the Three Months Ended May 5, 2001
          and April 29, 2000                                             4

          Condensed Consolidated Statement of Changes
          In Shareholders' Equity for the Three Months
          Ended May 5, 2001                                              5

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          May 5, 2001 and April 29, 2000                                 6

          Notes to Condensed Consolidated Financial
          Statements                                                   7-8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9-12


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                              13

          Signatures                                                    14

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     May 5,             February 3,           April 29,
                                                                      2001                 2001                 2000
                                                                 ----------------------------------------------------------
                                                                   (Unaudited)           (Audited)           (Unaudited)
                                                                           (In thousands, except share amounts)
                             Assets
                      ---------------------
Current assets:
         Cash and cash equivalents                                         $    13,493          $   123,621          $     3,639
         Short-term investments                                                144,030               48,600                    -
         Accounts receivable trade, net                                        712,032              681,256              547,887
         Merchandise inventories                                             1,134,129            1,003,290              994,493
         Income taxes receivable                                                     -                    -               10,595
         Deferred income taxes                                                  36,569               39,531               16,736
         Other                                                                  46,224               25,599               39,396
                                                                         -------------        -------------        -------------

                      Total current assets                                   2,086,477            1,921,897            1,612,746

Property and equipment, net                                                  1,818,746            1,726,450            1,479,627
Other assets                                                                    71,163               65,634               46,229
Favorable lease rights                                                         176,301              126,635              131,999
Goodwill                                                                        13,238               14,538               18,438
                                                                         -------------        -------------        -------------

                      Total assets                                         $ 4,165,925          $ 3,855,154          $ 3,289,039
                                                                         =============        =============        =============


            Liabilities and Shareholders' Equity
       ------------------------------------------------

Current liabilities:
         Accounts payable                                                  $   387,314          $   399,939          $   461,860
         Accrued liabilities                                                   189,197              188,863              151,828
         Income taxes payable                                                   30,065              112,927                    -
         Short-term debt                                                         5,000                5,000              225,000
         Current portion of long-term debt                                      16,568               16,568               16,589
                                                                          -------------       --------------       --------------

                      Total current liabilities                                628,144              723,297              855,277

Long-term debt                                                               1,089,434              803,081              520,654
Deferred income taxes                                                           89,769               84,256               69,643
Other long-term liabilities                                                     40,933               41,881               35,614

Shareholders' equity
         Common stock-$.01 par value, 800,000,000 shares authorized,
          333,409,969, 332,167,129 and 329,423,752 issued at May 5, 2001,
          February 3, 2001 and April 29, 2000,
          respectively.                                                          3,334                3,322                3,294
         Paid-in capital                                                       951,990              912,107              836,877
         Retained earnings                                                   1,362,321            1,287,210              967,680
                                                                          ------------        -------------        -------------

                      Total shareholders' equity                             2,317,645            2,202,639            1,807,851
                                                                          ------------        -------------        -------------

                      Total liabilities and shareholders' equity           $ 4,165,925          $ 3,855,154          $ 3,289,039
                                                                          ============        =============        =============


     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                             3 Months             3 Months
                                                                            (13 Weeks)           (13 Weeks)
                                                                              Ended                Ended
                                                                              May 5,             April 29,
                                                                               2001                 2000
                                                                   -----------------------------------------
                                                                     (In thousands, except per share data)
Net sales                                                                  $  1,488,333         $  1,228,666
Cost of merchandise sold                                                        967,535              802,746
                                                                           ------------         ------------

Gross margin                                                                    520,798              425,920
Operating expenses:
         Selling, general, and administrative                                   338,241              282,034
         Depreciation and amortization                                           35,512               27,240
         Goodwill amortization                                                    1,300                1,300
         Preopening expenses                                                     13,235               19,129
                                                                           ------------         ------------

Operating income                                                                132,510               96,217

Interest expense, net                                                            10,576               10,452
                                                                           ------------         ------------

Income before income taxes                                                      121,934               85,765
Provision for income taxes                                                       46,823               33,147
                                                                           ------------         ------------


Net income                                                                 $     75,111         $     52,618
                                                                           ============         ============


Earnings per share:

         Basic
                      Net income                                           $       0.23         $       0.16
                      Average number of shares                                  332,784              327,806

         Diluted
                      Net income                                           $       0.22         $       0.16
                      Average number of shares                                  341,142              336,353

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                     Common Stock
                                            -------------------------------        Paid-In               Retained
                                                Shares           Amount            Capital               Earnings         Total
                                            --------------   --------------   ------------------   -----------------   ------------
                                                                      (In thousands, except share amounts)

Balance at February 3, 2001                    332,167,129   $        3,322   $          912,107   $       1,287,210   $  2,202,639

Exercise of stock options                        1,242,840               12               16,411                   -         16,423

Income tax benefit from exercise of
stock options                                            -                -               23,472                   -         23,472

Net income                                               -                -                    -              75,111         75,111

                                            --------------   --------------   ------------------   -----------------   ------------

Balance at May 5, 2001                         333,409,969   $        3,334   $          951,990   $       1,362,321   $  2,317,645
                                            ==============   ==============   ==================   =================   ============

     See accompanying Notes to Condensed Consolidated Financial Statements

                              KOHL'S CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         3 Months                 3 Months
                                                                                        (13 Weeks)               (13 Weeks)
                                                                                          Ended                     Ended
                                                                                       May 5, 2001             April 29, 2000
                                                                                    --------------------------------------------
                                                                                                (In thousands)
Operating activities

Net income                                                                          $         75,111            $         52,618
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities
            Depreciation and amortization                                                     36,997                      28,606
            Amortization of debt discount                                                      2,252                          23
            Deferred income taxes                                                              8,475                       8,609
            Other noncash charges                                                              1,126                       1,069
            Income tax benefit from exercise of stock options                                 23,472                      45,285
            Changes in operating assets and liabilities:
             Accounts receivable                                                             (30,776)                    (42,877)
             Merchandise inventories                                                        (130,839)                   (200,054)
             Other current assets                                                            (20,625)                    (18,229)
             Accounts payable                                                                (12,625)                    125,428
             Accrued and other long-term liabilities                                            (313)                       (720)
             Income taxes                                                                    (82,862)                    (74,550)
                                                                                    ----------------            ----------------
Net cash used in operating activities                                                       (130,607)                    (74,792)

Investing activities

Acquisition of property and equipment
  and favorable lease rights, net                                                           (176,110)                   (151,063)
(Sale) Purchase of short-term investments, net                                               (95,430)                     27,500
Other                                                                                         (6,971)                     (5,676)
                                                                                    ----------------            ----------------

Net cash used in investing activities                                                       (278,511)                   (129,239)

Financing activities

Proceeds from short-term debt                                                                      -                     140,000
Net borrowings under credit facilities                                                             -                      41,000
Proceeds from (payments of) long-term debt and capital lease obligations                     284,101                     (10,362)
Payments of financing fees on debt                                                            (1,534)                        (21)
Net proceeds from issuance of common shares
 including stock options                                                                      16,423                      24,445
                                                                                    ----------------            ----------------

Net cash provided by financing activities                                                    298,990                     195,062

                                                                                    ----------------            ----------------
Net decrease in cash and cash equivalents                                                   (110,128)                     (8,969)
Cash and cash equivalents at beginning of period                                    $        123,621            $         12,608
                                                                                    ----------------            ----------------

Cash and cash equivalents at end of period                                          $         13,493            $          3,639
                                                                                    ================            ================

     See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K (Commission File No. 1-11084) filed with the Securities and Exchange Commission (SEC).

     Shareholders' equity, share and per share amounts for all periods presented have been adjusted for the 2 for 1 stock split declared by the Company's Board of Directors on March 6, 2000, effected in the form of a stock dividend.

2.   Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2001 presentation.

3.   Merchandise Inventories

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of costs and revenues. The following information is provided to show the effects of the LIFO provision on the quarter, as well as to provide users with the information to compare to other companies not on LIFO.


           LIFO Expense                           3 Months Ended
           ------------           --------------------------------------------
              Quarter                 May 5, 2001               April 29, 2000
              -------             -----------------             --------------
                                                     (In Thousands)
               First                    $1,786                       $1,844

     Inventories would have been $6,637,000, $4,851,000 and $4,827,000 higher at May 5, 2001, February 3, 2001 and April 29, 2000, respectively, if they had been valued using the first-in, first-out (FIFO) method.

4.   Debt

     On March 8, 2001, the Company issued $300 million aggregate principal amount of non-callable 6.30% unsecured senior notes due March 1, 2011. Net proceeds were $297.4 million and will be used for general corporate purposes, including continued store growth.

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

6.   Net Income Per Share

     The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows (in thousands):

                                                  3 Months Ended
                              --------------------------------------------------
                                     May 5, 2001             April 29, 2000
                                ---------------------  -------------------------

    Denominator for
    basic earnings
    per share
    weighted average
    shares                             332,784                      327,806

    Employee stock
    options                              8,358                        8,547
                                       -------                      -------
    Denominator for
    diluted earnings
    per share                          341,142                      336,353
                                       =======                      =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         THREE MONTHS ENDED MAY 5, 2001
                         ------------------------------

Results of Operations
---------------------

     At May 5, 2001, the Company operated 354 stores compared with 298 stores at the same time last year. During the quarter, the Company opened 34 stores including entering the Atlanta, GA market with 15 stores and the Fayetteville/Ft. Smith market in Arkansas with three stores. The remaining 16 stores included the addition of four stores in the Northeast in the Hartford/New Haven, CT market and 12 new stores in other existing regions.

     Net sales increased $259.6 million or 21.1% to $1,488.3 million for the three months ended May 5, 2001 from $1,228.7 million for the three months ended April 29, 2000. Of the increase, $201.2 million is attributable to the inclusion of 61 new stores opened in 2000 and 34 new stores opened in 2001. The remaining $58.4 million is attributable to comparable store sales growth of 5.3%.

     Gross margin for the three months ended May 5, 2001 was 35.0% compared to 34.7% in the three months ended April 29, 2000. This increase is primarily attributable to a change in merchandise mix and improvements related to inventory management.

     Selling, general and administrative expenses declined to 22.7% of net sales for the three months ended May 5, 2001 from 23.0% of net sales for the three months ended April 29, 2000. The decrease was a result of leverage achieved on the increase in net sales.

     Depreciation and amortization for the three months ended May 5, 2001 was $36.8 million compared to $28.5 million for the three months ended April 29, 2000. The increase is primarily attributable to capital spending related to new store openings.

     Preopening expense for the three months ended May 5, 2001 was $13.2 million compared to $19.1 million for the three months ended April 29, 2000. The decrease is primarily due to the number of new stores opened and the mix of new market and fill-in locations versus prior year. Approximately $5.1 million of preopening costs for the 34 new stores opened in the first quarter of 2001 was expensed in fiscal 2000 and $13.2 million was expensed during the three months ended May 5, 2001. Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

     As a result of the above factors, operating income for the three months ended May 5, 2001, increased $36.3 million or 37.7% over the three months ended April 29, 2000.

     Net interest expense for the three months ended May 5, 2001, was $10.6 million compared to $10.5 million for the three months ended April 29, 2000. The Company incurred incremental interest expense of $2.7 million as a result of the $300 million of unsecured senior notes issued on March 8, 2001. This was partially offset by an increase in interest income of approximately $2.5 million related to the short term investment of the debt proceeds and an increase in the amount of interest capitalized of approximately $0.3 million.

     Net income for the three months ended May 5, 2001, increased 42.7% to $75.1 million from $52.6 million for the three months ended April 29, 2000. Earnings were $0.22 per diluted share for the three months ended May 5, 2001 compared to $0.16 per diluted share for the three months ended April 29, 2000.


Seasonality & Inflation
-----------------------

     The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 16% and 30% of sales typically occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

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

     At May 5, 2001, the Company's working capital increased to $1,458.3 million at May 5, 2001 from $1,198.6 million at February 3, 2001 and $757.5 million at April 29, 2000. Of the $700.8 million increase from April 29, 2000, $164.1 million is attributable to an increase in credit card receivables and $139.6 million is related to an increase in merchandise inventory to support new store locations. The remaining increase is primarily related to the debt issuance of $300 million unsecured senior notes in March 2001. The investment of debt proceeds resulted in an increase in short term investments and a reduction in short term debt as the Company had no borrowings secured by its proprietary accounts receivable at May 5, 2001.

     Cash used in operating activities was $130.6 million for the three months ended May 5, 2001 compared to $74.8 million for the three months ended April 29, 2000. The change is primarily due to the increase in the investment in inventory and the related accounts payable vendor dating negotiated during the three months ended April 29, 2000 to support the opening of the greater New York metro area locations. Excluding changes in operating assets and liabilities, cash provided by operating activities was $147.4 million for the three months ended May 5, 2001 compared to $136.2 million for the three months ended April 29, 2000.

     Capital expenditures for the three months ended May 5, 2001 were $176.1 million compared to $151.1 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing of spending related to new stores.

     The Company opened 34 new stores during the quarter and plans to open 28 additional stores in Fall 2001. At the end of fiscal 2001, a distribution center is scheduled to open in Mamakating, New York to support Northeast Expansion. In addition, Kohl's has acquired the lease rights to a distribution facility in Corsicana, Texas. This facility is expected to open by the end of the year and will serve existing Texas locations and support further expansion in the region.

     Total capital expenditures for fiscal 2001 are currently expected to be approximately $700 million. This estimate includes the purchase of favorable lease rights for 15 stores from Bradlees Inc., the renovation and refixturing of the properties, the capital required to open distribution facilities, new store spending as well as base capital needs. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

     In March 2001, the Company issued $300 million aggregate principal amount of non-callable 6.30% unsecured senior notes due March 2011. The proceeds will be used for general corporate purposes, including continued store growth.

     The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures and debt service requirements with proceeds from cash flows from operations, short term trade credit, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $300 million revolving credit facility and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

Forward Looking Statements
--------------------------

     Item 2 of this Form 10-Q contains "forward-looking statements," subject to protections under federal law. The Company intends words such as "believes," "anticipates," "plans," "may," "will," "should," "expects" and similar expressions to identify forward-looking statements. In addition, statements covering Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources. There are a number of important factors that could cause the Company's results to differ materially from those indicated by the forward-looking statements. Among these factors are those risk factors described in
Exhibit 99.1 to the Company's annual report on form 10-K filed with the SEC on April 17, 2001 and such factors as may periodically be described in the Company's filings with the SEC.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits and Reports on Form 8-K

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

          (b)  Reports on Form 8-K

          The Company filed one current report on Form 8-K dated March 1, 2001 with respect to Item 5-Other Events.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Kohl's Corporation
                          (Registrant)


Date:  June 15, 2001       /s/R. Lawrence Montgomery
                           -------------------------
                           R. Lawrence Montgomery
                           Chief Executive Officer and Director

Date:  June 15, 2001       /s/Arlene Meier
                           ---------------
                           Arlene Meier
                           Chief Operating Officer