Form 10-Q
period 2001-08-04
KOHLS CORPORATION
filed 2001-09-05
CIK 885639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      August 4, 2001
                               ----------------------------------

                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ________________    ______________

Commission file number  1-11084
                       --------


                               KOHL'S CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       WISCONSIN                                       39-1630919
---------------------------------                   ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                    53051
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

Yes   X      No
    -----       ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 30, 2001 Common
                                                    ----------------------
Stock, Par Value $.01 per Share, 334,599,944 shares Outstanding.
---------------------------------------------------------------

                               KOHL'S CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:
         Condensed Consolidated Balance Sheets at
         August 4, 2001, February 3, 2001 and
         July 29, 2000                                             3

         Condensed Consolidated Statements of Income
         for the Three Months and Six Months Ended
         August 4, 2001 and July 29, 2000                          4

         Condensed Statement of Changes in
         Shareholders' Equity for the Six Months
         Ended August 4, 2001                                      5

         Condensed Consolidated Statements of
         Cash Flows for the Six Months Ended
         August 4, 2001 and July 29, 2000                          6

         Notes to Condensed Consolidated Financial
         Statements                                              7-8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations          9-13


PART II. OTHER INFORMATION

Item 4   Submission of Matters to a Vote of                       14
         Security Holders

Item 6   Exhibits and Reports on Form 8-K                         15

         Signatures                                               16

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   August 4,      February 3,     July 29,
                                                                                      2001            2001          2000
                                                                                 -------------------------------------------
                                                                                  (Unaudited)      (Audited)    (Unaudited)
                                                                                     (In thousands, except share amounts)
                             Assets
                           ----------

Current assets:
         Cash and cash equivalents                                                 $    4,563     $  123,621     $    3,925
         Short-term investments                                                       164,663         48,600              -
         Accounts receivable, net                                                     703,630        681,256        534,265
         Merchandise inventories                                                    1,167,652      1,003,290      1,007,340
         Deferred income taxes                                                         40,770         39,531         22,346
         Other                                                                         37,437         25,599         35,786
                                                                                   ----------     ----------     ----------

                      Total current assets                                          2,118,715      1,921,897      1,603,662

Property and equipment, net                                                         1,909,180      1,726,450      1,539,271
Other assets                                                                           76,843         65,634         57,285
Favorable lease rights                                                                174,707        126,635        132,361
Goodwill                                                                               11,938         14,538         17,138
                                                                                   ----------     ----------     ----------

                      Total assets                                                 $4,291,383     $3,855,154     $3,349,717
                                                                                   ==========     ==========     ==========


                      Liabilities and Shareholders' Equity
                    ----------------------------------------

Current liabilities:
         Accounts payable                                                          $  397,330     $  399,939     $  328,714
         Accrued liabilities                                                          175,276        188,863        147,136
         Income taxes payable                                                          28,685        112,927         15,771
         Short-term debt                                                                5,000          5,000         35,000
         Current portion of long-term debt                                             16,358         16,568         16,589
                                                                                   ----------     ----------     ----------

                      Total current liabilities                                       622,649        723,297        543,210

Long-term debt                                                                      1,091,150        803,081        804,594
Deferred income taxes                                                                  96,348         84,256         74,013
Other long-term liabilities                                                            43,565         41,881         37,079

Shareholders' equity:
         Common stock-$.01 par value, 800,000,000 shares authorized,
            334,530,094, 332,167,129 and 330,101,803 issued at August 4, 2001,
            February 3, 2001 and July 29, 2000, respectively                            3,346          3,322          3,301
         Paid-in capital                                                              985,491        912,107        855,550
         Retained earnings                                                          1,448,834      1,287,210      1,031,970
                                                                                   ----------     ----------     ----------

                      Total shareholders' equity                                    2,437,671      2,202,639      1,890,821
                                                                                   ----------     ----------     ----------

                      Total liabilities and shareholders' equity                   $4,291,383     $3,855,154     $3,349,717
                                                                                   ==========     ==========     ==========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       3 Months      3 Months        6 Months       6 Months
                                                      (13 Weeks)    (13 Weeks)      (26 Weeks)     (26 Weeks)
                                                        Ended          Ended          Ended          Ended
                                                      August 4,       July 29,      August 4,       July 29,
                                                         2001           2000           2001           2000
                                                    -----------------------------------------------------------
                                                               (In thousands, except per share data)

Net sales                                             $1,515,750     $1,255,360     $3,004,083     $2,484,026
Cost of merchandise sold                                 978,915        817,407      1,946,450      1,620,153
                                                      ----------     ----------     ----------     ----------

Gross margin                                             536,835        437,953      1,057,633        863,873
Operating expenses:
         Selling, general, and administrative            343,898        287,455        682,141        569,490
         Depreciation and amortization                    37,079         29,903         72,589         57,143
         Goodwill amortization                             1,300          1,300          2,600          2,600
         Preopening expenses                               2,208          2,821         15,443         21,950
                                                      ----------     ----------     ----------     ----------

Operating income                                         152,350        116,474        284,860        212,690

Interest expense, net                                     12,756         11,838         23,332         22,291
                                                      ----------     ----------     ----------     ----------

Income before income taxes                               139,594        104,636        261,528        190,399
Provision for income taxes                                53,081         40,346         99,904         73,491
                                                      ----------     ----------     ----------     ----------


Net income                                            $   86,513     $   64,290     $  161,624     $  116,908
                                                      ==========     ==========     ==========     ==========



Earnings per share:

         Basic
                      Net income                      $     0.26     $     0.19     $     0.48     $     0.36
                      Average number of shares           334,159        329,848        333,472        328,827

         Diluted
                      Net income                      $     0.25     $     0.19     $     0.47     $     0.35
                      Average number of shares           342,118        338,973        341,583        337,455


      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                              Common Stock              Paid-In         Retained
                                                    -------------------------------
                                                         Shares          Amount         Capital         Earnings         Total
                                                    --------------  ---------------  ------------   --------------   -------------
                                                                         (In  thousands, except share amounts)
Balance at February 3, 2001                           332,167,129     $     3,322     $   912,107     $ 1,287,210     $ 2,202,639

Exercise of stock options                               2,362,965              24          27,766               -          27,790

Income tax benefit from exercise of stock options               -               -          45,618               -          45,618

Net income                                                      -               -               -         161,624         161,624

                                                      -----------     -----------     -----------     -----------     -----------

Balance at August 4, 2001                             334,530,094     $     3,346     $   985,491     $ 1,448,834     $ 2,437,671
                                                      ===========     ===========     ===========     ===========     ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     6 Months        6 Months
                                                                    (26 Weeks)      (26 Weeks)
                                                                       Ended           Ended
                                                                  August 4, 2001   July 29, 2000
                                                                ----------------------------------
                                                                          (In thousands)
Operating activities

Net income                                                           $ 161,624       $ 116,908
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
            Depreciation and amortization                               75,575          59,923
            Amortization of debt discount                                4,523           1,175
            Deferred income taxes                                       10,853           7,369
            Other noncash charges                                        2,345           2,197
            Income tax benefit from exercise of stock options           45,618          57,238
            Changes in operating assets and liabilities:
              Accounts receivable                                      (22,374)        (29,255)
              Merchandise inventories                                 (164,362)       (212,901)
              Other current assets                                     (11,838)        (14,619)
              Accounts payable                                          (2,609)         (7,718)
              Accrued and other long-term liabilities                  (12,820)         (5,075)
              Income taxes                                             (84,242)        (48,184)
                                                                     ---------       ---------
Net cash provided by (used in) operating activities                      2,293         (72,942)

Investing activities

Acquisition of property and equipment
     and favorable lease rights, net                                  (299,140)       (239,107)
(Purchase) sale of short-term investments, net                        (116,063)         27,500
Other                                                                  (15,705)        (11,448)
                                                                     ---------       ---------

Net cash used in investing activities                                 (430,908)       (223,055)

Financing activities

Repayments of short-term debt                                                -         (50,000)
Net borrowings under credit facilities                                       -           5,300
Proceeds from public debt offering, net                                299,503         319,379
Repayments of long-term debt and capital lease obligations             (16,167)        (11,253)
Payments of financing fees on debt                                      (1,569)         (7,284)
Net proceeds from issuance of common shares
  including stock options                                               27,790          31,172
                                                                     ---------       ---------

Net cash provided by financing activities                              309,557         287,314

                                                                     ---------       ---------
Net decrease in cash and cash equivalents                             (119,058)         (8,683)
Cash and cash equivalents at beginning of period                       123,621          12,608
                                                                     ---------       ---------

Cash and cash equivalents at end of period                           $   4,563       $   3,925
                                                                     =========       =========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K (Commission File No. 1-11084) filed with the Securities and Exchange Commission (SEC).

2.   Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the fiscal 2001 presentation.

3.   New Accounting Pronouncements

     During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Fu11 year amortization expense of goodwill for fiscal year 2001 is projected to be $5.2 million. The remaining balance of goodwill at the end of fiscal year 2001 is projected to be $9.3 million. In accordance with SFAS No. 142, the Company will cease amortization of its remaining goodwill balance beginning in fiscal year 2002. The Company will perform the required impairment tests of goodwill and has not yet determined the extent of any impairment losses on its existing goodwill. However, such losses, if any, are not expected to be material to the consolidated financial statements.

4.   Merchandise Inventories

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on the quarter, as well as to provide users with the information to compare to other companies not on LIFO.

            LIFO Expense               6 Months Ended
            ------------               --------------
              Quarter        August 4, 2001    July 29, 2000
              -------        --------------    -------------
                                      (In Thousands)

           First                  $1,786           $1,844
           Second                  1,819            1,884
                                  ------           ------
           Total                  $3,605           $3,728
                                  ======           ======

     Inventories would have been $8,456,000, $4,851,000 and $6,711,000 higher at August 4, 2001, February 3, 2001 and July 29, 2000, respectively, if they had been valued using the first-in, first-out (FIFO) method.

5.   Debt

     On March 8, 2001, the Company issued $300 million aggregate principal amount of non-callable 6.30% unsecured senior notes due March 1, 2011. Net proceeds were $297.4 million and will be used for general corporate purposes, including continued store growth.

6.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

7.       Net Income Per Share

         The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows:

                                                        6 Months Ended
                                             August 4, 2001        July 29, 2000
                                             --------------        -------------
                                                       (In Thousands)

Denominator for basic earnings
per share - weighted average shares                 333,472        328,827

The impact of dilutive employee
stock options                                         8,111          8,628
                                                    -------        -------

Denominator for diluted earnings
per share                                           341,583        337,455
                                                    =======        =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                THREE MONTHS AND SIX MONTHS ENDED AUGUST 4, 2001


Results of Operations
---------------------

     At August 4, 2001, the Company operated 354 stores compared with 298 stores at the same time last year. During the first half of the year, the Company successfully opened 34 stores including entering the Atlanta, GA market with 15 stores and the Fayetteville/Ft. Smith market in Arkansas with three stores. The remaining 16 stores included the addition of four stores in the Hartford/New Haven, CT market and 12 stores in other existing regions. The Company opened four additional stores after August 4, 2001: two stores in El Paso, TX and two additional stores in the Chicago market. In October, Kohl's plans to open 24 new stores entering the Oklahoma City, OK market with four stores and the Austin, TX market with three stores. In addition, the Company will add three stores in the Atlanta, GA market; two stores in the Louisville, KY market and two stores in the Baltimore, MD market. The remaining 10 stores include stores in other existing regions. The 28 store openings during the second half of the year will bring the total new stores opened during fiscal 2001 to 62.

     Net sales increased $260.3 million or 20.7% to $1,515.7 million for the three months ended August 4, 2001 from $1,255.4 million for the three months ended July 29, 2000. Of the increase, $192.2 million is attributable to the inclusion of 22 new stores opened in 2000 and 34 new stores opened in 2001. The remaining $68.1 million is attributable to comparable store sales growth of 5.4%.

     Net sales increased $520.1 million or 20.9% to $3,004.1 million for the six months ended August 4, 2001 from $2,484.0 million for the six months ended July 29, 2000. Of the increase, $397.3 million is attributable to the inclusion of 61 new stores opened in 2000 and 34 new stores opened in 2001. The remaining $122.8 million is attributable to comparable stores sales growth of 5.6%.

     Gross margin for the three months ended August 4, 2001 was $536.8 million or 35.4% compared to 34.9% for the three months ended July 29, 2000. Gross margin for the six months ended August 4, 2001 was $1,057.6 million or 35.2% compared to 34.8% for the six months ended July 29, 2000. These increases are primarily attributable to the mix of merchandise sold and continued improvements related to inventory management.

     Selling, general and administrative expenses declined to 22.7% of net sales for the three months ended August 4, 2001 from 22.9% of net sales for the three months ended July 29, 2000. Selling, general and administrative expenses for the six months ended August 4, 2001 declined to 22.7% of net sales from 22.9% for the six months ended July 29, 2000. These decreases are a result of leverage achieved on the increase in net sales.

     Depreciation and amortization for the three months ended August 4, 2001, was $38.4 million compared to $31.2 million for the three months ended July 29, 2000. Depreciation and amortization for the six months ended August 4, 2001 was $75.2 million compared to $59.7 million for the six months ended July 29, 2000. These increases are primarily attributable to capital spending related to new store openings.

     Preopening expense for the three months ended August 4, 2001 was $2.2 million compared to $2.8 million for the three months ended July 29, 2000. Preopening expense for the six months ended August 4, 2001 was $15.4 million compared to $21.9 million for the six months ended July 29, 2000. These decreases are primarily due to the number of new stores opened and the mix of new market and fill-in locations versus the prior year. Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

     As a result of the above factors, operating income for the three months ended August 4, 2001 increased $35.9 million or 30.8% over the three months ended July 29, 2000. Operating income for the six months ended August 4, 2001 increased $72.2 million or 33.9% over the six months ended July 29, 2000.

     Net interest expense for the three months ended August 4, 2001 was $12.8 million compared to $11.8 million for the three months ended July 29, 2000. Net interest expense for the six months ended August 4, 2001 was $23.3 million compared to $22.3 million for the six months ended July 29, 2000. These increases are a result of increased net borrowings offset by lower interest rates.

     Net income for the three months ended August 4, 2001 increased 34.6% to $86.5 million from $64.3 million for the three months ended July 29, 2000. Earnings were $0.25 per diluted share for the three months ended August 4, 2001 compared to $0.19 per diluted share for the three months ended July 29, 2000. Net income for the six months ended August 4, 2001 increased 38.2% to $161.6 million or $0.47 per diluted share from $116.9 million or $0.35 per diluted share for the six months ended July 29, 2000.

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

Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in credit card accounts receivable and capital expenditures in connection with the expansion and remodeling programs. The Company's primary sources of funds for its business activities are cash flow from operations, financing secured by its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses capital markets, as needed, to finance its growth.

     The Company's working capital increased to $1,496.1 million at August 4, 2001 from $1,198.6 million at February 3, 2001 and from $1,060.5 million at July 29, 2000. Of the $435.6 million increase from July 29, 2000, $169.4 million is attributable to higher credit card receivables and $160.3 million is related to an increase in merchandise inventories offset in part by an increase in accounts payable. These increases are reflective of the Company's store growth and increase in net sales. The remaining increase is primarily related to the short-term investment of proceeds from the issuance of $300 million unsecured senior notes.

     Cash provided by operating activities was $2.3 million for the six months ended August 4, 2001 compared to cash used in operating activities of $72.9 million for the six months ended July 29, 2000. Excluding changes in operating assets and liabilities, cash provided by operating activities was $300.5 million for the six months ended August 4, 2001 compared to $244.8 million for the six months ended July 29, 2000.

     Capital expenditures for the six months ended August 4, 2001 were $299.1 million compared to $239.1 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing of spending related to new stores.

     The Company opened 34 new stores during the first half of the year, four stores after August 4, 2001 and plans to open 24 additional stores in October. At the end of fiscal 2001, a distribution center is scheduled to open in Mamakating, New York to support Northeast Expansion, including the entry into Boston, MA. In addition, Kohl's has acquired the lease rights to a distribution facility in Corsicana, Texas. This facility is expected to open by the end of the year and will serve existing Texas locations and support further expansion in the region, including the entry into Houston in spring 2002.

     Total capital expenditures for fiscal 2001 are expected to be approximately $700 million. This estimate includes the purchase of favorable lease rights for 15 stores from Bradlees Inc., the renovation and refixturing of the properties, the capital required to open distribution facilities, new store spending as well as base capital needs. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

     In March 2001, the Company issued $300 million aggregate principle amount of non-callable 6.3% unsecured senior notes due March 2011. The proceeds will be used for general corporate purposes, including continued store growth.

     The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures and debt service requirements with proceeds from its recent $300 million note issuance, short term trade credit, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $300 million revolving credit facility and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

Forward Looking Statements
--------------------------

     Item 2 of this Form 10-Q contains "forward-looking statements," subject to protections under federal law. The Company intends words such as "believes", "anticipates", "plans", "may", "will", "should", "expects", and similar expressions to identify forward-looking statements. In addition, statements covering

Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy and capital resources. There are a number of important factors that could cause the Company's results to differ materially from those indicated by the forward-looking statements. Among these factors are those risk factors described in Exhibit 99.1 to the Company's annual report on Form 10-K filed with the SEC on April 17, 2001 and such factors as may periodically be described in the Company's filings with the SEC.

                            PART II OTHER INFORMATION
                            -------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Kohl's Corporation was held on May 31, 2001:


     1.   To elect three directors to serve for a three-year term.
     2. To ratify the appointment of Ernst & Young LLP as independent auditors.
     3. To act upon any other business that may properly come before the meeting or any adjournment thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected and the appointment of Ernst & Young LLP as independent auditors was ratified.

The results of the voting were as follows:

1.   Election of directors

     Wayne Embry

                               For          - 302,287,775 shares
                          Withheld          - 5,811,419   shares

     John F. Herma

                               For          - 301,167,971 shares
                          Withheld          - 6,931,223   shares

     R. Lawrence Montgomery

                               For          - 301,180,447 shares
                          Withheld          - 6,918,747   shares

     Frank V. Sica

                               For          - 302,327,483 shares
                          Withheld          - 5,771,711   shares


2.   Ratification of Ernst & Young LLP as independent auditors

                          For               - 305,848,184 shares
                          Against           - 1,367,823   shares
                          Abstain           - 883,187     shares

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               12.1 Statement regarding calculation of ratio of earnings to fixed charges.

          b)   Reports on Form 8-K

               The Company filed one current report of Form 8-K dated June 26, 2001 with respect to Item 5 - Other Events.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Kohl's Corporation
                                          (Registrant)



Date:  August 31, 2001                    /s/ R. Lawrence Montgomery
                                          ----------------------------
                                          R. Lawrence Montgomery
                                          Chief Executive Officer and Director

Date:  August 31, 2001                    /s/ Arlene Meier
                                          ----------------------------
                                          Arlene Meier
                                          Chief Operating Officer