Form 10-Q
period 2001-11-03
KOHLS CORPORATION
filed 2001-12-07
CIK 885639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      November 3, 2001
                               ------------------------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ________________    ________________

Commission file number  1-11084
                       --------


                         KOHL'S CORPORATION
-------------------------------------------------------------------
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

Yes   X      No ______
    -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 4, 2001 Common
                                                    -----------------------
Stock, Par Value $.01 per Share, 334,955,061 shares Outstanding.
---------------------------------------------------------------

                               KOHL'S CORPORATION
                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets at
          November 3, 2001, February 3, 2001 and
          October 28, 2000                                          3

          Condensed Consolidated Statements of Income
          for the Three Months and Nine Months Ended
          November 3, 2001 and October 28, 2000                     4

          Condensed Statement of Changes in
          Shareholders' Equity for the Nine Months
          Ended November 3, 2001                                    5

          Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          November 3, 2001 and October 28, 2000                     6

          Notes to Condensed Consolidated Financial
          Statements                                            7 - 9

Item 2    Management's Discussion and Analysis of
          Financial Conditions and Results of Operations      10 - 14


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                         15

          Signatures                                               16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             November 3,         February 3,           October 28,
                                                                                2001               2001                   2000
                                                                            --------------      --------------        --------------
                                                                             (Unaudited)          (Audited)            (Unaudited)
                                                                                     (In thousands, except share amounts)
                            Assets
                        -------------

Current assets:
        Cash and cash equivalents                                           $        8,306      $      123,621        $       4,149
        Short-term investments                                                           -              48,600                    -
        Accounts receivable, net                                                   804,966             681,256              629,971
        Merchandise inventories                                                  1,701,856           1,003,290            1,325,172
        Deferred income taxes                                                       43,439              39,531               22,839
        Other                                                                       44,860              25,398               35,136
                                                                            --------------      --------------        --------------

                   Total current assets                                          2,603,427           1,921,696            2,017,267

Property and equipment, net                                                      2,027,466           1,726,450            1,625,679
Other assets                                                                        78,103              65,634               59,939
Favorable lease rights                                                             172,953             126,635              130,575
Goodwill                                                                            10,638              14,538               15,838
                                                                            --------------      --------------        --------------

                   Total assets                                             $    4,892,587      $    3,854,953        $   3,849,298
                                                                            ==============      ==============        ==============

                 Liabilities and Shareholders' Equity
              -------------------------------------------

Current liabilities:
        Accounts payable                                                    $      678,257      $      399,939        $     485,618
        Accrued liabilities                                                        201,580             188,662              154,841
        Income taxes payable                                                        47,153             112,927               14,296
        Short-term debt                                                            165,000               5,000              225,000
        Current portion of long-term debt                                           16,358              16,568               16,589
                                                                            --------------      --------------        --------------

                   Total current liabilities                                     1,108,348             723,096              896,344

Long-term debt                                                                   1,093,507             803,081              825,112
Deferred income taxes                                                              104,662              84,256               79,839
Other long-term liabilities                                                         43,469              41,881               39,188

Shareholders' equity:
        Common stock-$.01 par value, 800,000,000 shares
         authorized, 334,692,977, 332,167,129 and 331,680,294
         issued at November 3, 2001, February 3, 2001 and
         October 28, 2000, respectively.                                             3,347               3,322                3,317
        Paid-in capital                                                            990,190             912,107              896,782
        Retained earnings                                                        1,549,064           1,287,210            1,108,716
                                                                            --------------      --------------        --------------

                   Total shareholders' equity                                    2,542,601           2,202,639            2,008,815
                                                                            --------------      --------------        --------------

                   Total liabilities and shareholders' equity               $    4,892,587      $    3,854,953        $   3,849,298
                                                                            ==============      ==============        ==============

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         3 Months (13 Weeks) Ended                 9 Months (39 Weeks) Ended
                                                    ------------------------------------      -----------------------------------
                                                      November 3,          October 28,          November 3,         October 28,
                                                          2001                2000                 2001                 2000
                                                    ---------------      ---------------      ---------------     ---------------
                                                                        (In thousands, except per share data)
Net sales                                             $ 1,760,346          $ 1,444,929          $ 4,764,429         $ 3,928,955
Cost of merchandise sold                                1,152,038              949,609            3,098,488           2,569,762
                                                    -------------        -------------        -------------       -------------

Gross margin                                              608,308              495,320            1,665,941           1,359,193
Operating expenses:
         Selling, general, and administrative             381,002              315,959            1,063,143             885,448
         Depreciation and amortization                     38,963               31,887              111,552              89,030
         Goodwill amortization                              1,300                1,300                3,900               3,900
         Preopening expenses                               11,208                8,365               26,651              30,315
                                                    -------------        -------------        -------------       -------------

Operating income                                          175,835              137,809              460,695             350,500

Interest expense, net                                      13,651               12,812               36,983              35,104
                                                    -------------        -------------        -------------       -------------

Income before income taxes                                162,184              124,997              423,712             315,396
Provision for income taxes                                 61,954               48,251              161,858             121,742
                                                    -------------        -------------        -------------       -------------


Net income                                            $   100,230          $    76,746          $   261,854         $   193,654
                                                    =============        =============        =============       =============



Earnings per share:

         Basic
                     Net income                       $      0.30          $      0.23          $      0.78         $      0.59
                     Average number of  shares            334,616              331,196              333,853             329,616

         Diluted
                     Net income                       $      0.29          $      0.23          $      0.77         $      0.57
                     Average number of  shares            342,292              339,693              341,848             337,587


      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                               Common Stock              Paid-In           Retained
                                                        -------------------------
                                                          Shares         Amount          Capital           Earnings        Total
                                                        -----------   -----------     -----------       -------------    -----------
                                                                            (In thousands, except share amounts)
Balance at February 3, 2001                             332,167,129   $     3,322     $   912,107       $   1,287,210    $ 2,202,639

Exercise of stock options                                 2,525,848            25          29,941                   -         29,966

Income tax benefit from exercise of stock options                 -             -          48,142                   -         48,142

Net income                                                        -             -               -             261,854        261,854

                                                        -----------   -----------     -----------       -------------    -----------

Balance at November 3, 2001                             334,692,977   $     3,347     $   990,190       $   1,549,064    $ 2,542,601
                                                        ===========   ===========     ===========       =============    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        9 Months (39 Weeks) Ended
                                                                  --------------------------------------
                                                                   November 3, 2001    October 28, 2000
                                                                  ------------------  ------------------
                                                                             (In thousands)
Operating activities
Net income                                                         $       261,854       $     193,654
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities
            Depreciation and amortization                                  116,039              93,267
            Amortization of debt discount                                    6,797               3,382
            Deferred income taxes                                           16,498              12,702
            Other noncash charges                                            3,459               3,371
            Income tax benefit from exercise of stock options               48,142              89,191
            Changes in operating assets and liabilities:
              Accounts receivable                                         (123,710)           (124,961)
              Merchandise inventories                                     (698,566)           (530,733)
              Other current assets                                         (19,462)             (1,754)
              Accounts payable                                             278,318             149,186
              Accrued and other long-term liabilities                       12,470              (8,227)
              Income taxes                                                 (65,774)            (49,659)
                                                                   ---------------       --------------
Net cash used in operating activities                                     (163,935)           (170,581)

Investing activities

Acquisition of property and equipment
     and favorable lease rights, net                                      (451,106)           (353,926)
Sale of short-term investments                                              48,600              27,500
Other                                                                      (20,644)            (16,543)
                                                                   ---------------       --------------

Net cash used in investing activities                                     (423,150)           (342,969)

Financing activities

Proceeds from short-term debt                                              160,000             140,000
Net borrowings under working capital loan                                        -              24,000
Proceeds from public debt offering, net                                    299,503             319,379
Repayments of long-term debt and capital lease obligations                 (16,084)            (11,642)
Payments of financing fees on debt                                          (1,615)             (7,113)
Proceeds from stock option exercises                                        29,966              40,467
                                                                   ---------------       --------------

Net cash provided by financing activities                                  471,770             505,091

                                                                   ---------------       --------------
Net decrease in cash and cash equivalents                                 (115,315)             (8,459)
Cash and cash equivalents at beginning of period                           123,621              12,608
                                                                   ---------------       --------------

Cash and cash equivalents at end of period                         $         8,306       $       4,149
                                                                   ===============       ==============


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

2.   Reclassifications

     Certain reclassifications have been made to the prior periods financial statements to conform to the fiscal 2001 presentation.

3.   New Accounting Pronouncements

     During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Full year amortization expense of goodwill for fiscal year 2001 is projected to be $5.2 million. The remaining balance of goodwill at the end of fiscal year 2001 is projected to be $9.3 million. In accordance with SFAS No. 142, the Company will cease amortization of its remaining goodwill balance beginning in fiscal year 2002. The Company will perform the required impairment tests of goodwill and has not yet determined the extent of any impairment losses on its existing goodwill. However, such losses, if any, are not expected to be material to the consolidated financial statements.

4.   Merchandise Inventories

     The Company uses the last-in, first out (LIFO) method of accounting for merchandise inventory because it results in a better matching of cost and revenues. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                   LIFO Expense
                Quarter     Fiscal 2001     Fiscal 2000
                -------     -----------     -----------
                                  (In Thousands)

                First            $1,786          $1,844
                Second            1,819           1,884
                Third             2,112           2,168
                                 ------          ------
                Total            $5,717          $5,896
                                 ======          ======


     Inventories would have been $10,568,000 $4,851,000 and $8,879,000 higher at November 3, 2001, February 3, 2001 and October 28, 2000, respectively, if they had been valued using the first-in, first-out (FIFO) method.

5.   Debt

     On March 8, 2001, the Company issued $300 million aggregate principle amount of non-callable 6.30% unsecured senior notes due March 1, 2011. Net proceeds were $297.4 million and have been used for general corporate purposes, including continued store growth.

6.   Contingencies

     The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

7.       Net Income Per Share

         The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows:

                                                 9 Months Ended
                                       November 3, 2001   October 28, 2000
                                       ----------------   ----------------
                                                (In  Thousands)
Denominator for basic earnings
per share - weighted average
shares                                     333,853            329,616

The impact of dilutive employee
stock options                                7,995              7,971
                                           -------            -------
Denominator for diluted earnings
per share                                  341,848            337,587
                                           =======            =======

Item 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                 ----------------------------------------------
               THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 3, 2001
               ---------------------------------------------------


Results of Operations
---------------------

     At November 3, 2001, the Company operated 382 stores compared with 320 stores at the same time last year. During the quarter, the Company continued to execute its growth strategy by opening 28 new stores. In August, the Company opened two stores in El Paso, TX and two additional stores in the Chicago, IL market. In October, the Company opened 24 stores including entering the Oklahoma City, OK market with four stores and the Austin, TX market with three stores. At the same time, the Company opened additional stores in the following markets: three stores in Atlanta, GA; two stores in Louisville, KY; two stores in Baltimore, MD and one store each in the Dallas, TX; Kansas City, MO; Philadelphia, PA; Minneapolis, MN markets. The remaining stores opened in October were in the following cities: Howell, NJ; Midland, MI; Greenville, SC; Coralville, IA; Cedar Falls, IA and Bloomington, IN. The 28 store openings during the quarter brings the total new stores opened during fiscal 2001 to 62.

     In fiscal 2002, the Company plans to open approximately 70 new stores, including 37 in the first quarter. Key plans for the first quarter of fiscal 2002 include entering the Houston market with 12 stores, the Boston market with 13 stores and the Nashville market with four stores. In addition, the Company will open two additional stores in Dallas, TX; and stores in Rocky Point, NY; Walkill, NY; Clifton, NJ; Ramsey, NJ; Huntsville, AL and Indianapolis, IN.

     Net sales increased $315.4 million or 21.8% to $1,760.3 million for the three months ended November 3, 2001 from $1,444.9 million for the three months ended October 28, 2000. Of the increase, $217.3 million is attributable to the inclusion of 22 new stores opened in 2000, 62 new stores opened in 2001. The remaining $98.1 million is attributable to comparable store sales growth of 7.1%.

     Net sales increased $835.4 million or 21.3% to $4,764.4 million for the nine months ended November 3, 2001 from $3,929.0 million for the nine months ended October 28, 2000. Of the increase, $632.9 million is attributable to the inclusion of 61 new stores opened in 2000, 62 new stores opened in 2001. The remaining $202.5 million is attributable to comparable stores sales growth of 5.9%.

     Gross margin for the three months ended November 3, 2001 was $608.3 or 34.6% compared to $495.3 or 34.3% for the three months ended October 28, 2000. Gross margin for the nine months ended November 3, 2001 was $1,665.9 or 35.0% compared to $1,359.2 or 34.6% for the nine months ended October 28, 2000. These increases are primarily attributable to the mix of merchandise sold and continued improvements related to inventory management.

     Selling, general and administrative expenses declined to 21.6% of net sales for the three months ended November 3, 2001 from 21.9% of net sales for the three months ended October 28, 2000. Selling, general and administrative expenses for the nine months ended November 3, 2001 declined to 22.3% of net sales from 22.5% for the nine months ended October 28, 2000. These decreases are a result of leverage achieved on the increase in net sales.

     Depreciation and amortization for the three months ended November 3, 2001 was $40.3 million compared to $33.2 million for the three months ended October 28, 2000. Depreciation and amortization for the nine months ended November 3, 2001 was $115.5 million compared to $92.9 million for the nine months ended October 28, 2000. These increases are primarily attributable to capital spending related to new store openings.

     Preopening expense for the three months ended November 3, 2001 was $11.2 million compared to $8.4 million for the three months ended October 28, 2000. Preopening expense for the nine months ended November 3, 2001 was $26.7 million compared to $30.3 million for the nine months ended October 28, 2000. The three month increase is primarily due to an increase in the number of new stores opened. The nine month decrease is primarily due to the mix of new market and fill-in locations versus the prior year. Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise.

     As a result of the above factors, operating income for the three months ended November 3, 2001 increased $38.0 million or 27.6% over the three months ended October 28, 2000. Operating income for the nine months ended November 3, 2001 increased $110.2 million or 31.4% over the nine months ended October 28, 2000.

     Net interest expense for the three months ended November 3, 2001 was $13.7 million compared to $12.8 million for the three months ended October 28, 2000. Net interest expense for the nine months ended November 3, 2001 was $37.0 million compared to $35.1 million for the nine months ended October 28, 2000. These increases are a result of increased net borrowings offset by lower interest rates.

     Net income for the three months ended November 3, 2001 increased 30.6% to $100.2 million from $76.7 million in the three months ended October 28, 2000. Earnings were $0.29 per diluted share for the three months ended November 3, 2001 compared to $0.23 per diluted share for the three months ended October 28, 2000. Net income for the nine months ended November 3, 2001 increased 35.2% to $261.9 million or $0.77 per diluted share from $193.7 million or $0.57 per diluted share for the nine months ended October 28, 2000.

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

Financial Condition and Liquidity
---------------------------------

     The Company's primary ongoing cash requirements are for seasonal and new store inventory purchases, growth in credit card accounts receivable and capital expenditures in connection with the expansion and remodeling programs. The Company's primary sources of funds for its business activities are cash flow from operations, financing secured by its proprietary accounts receivable, borrowings under its revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third party factor financing, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth.

     The Company's working capital increased to $1,495.1 million at November 3, 2001 from $1,198.6 million at February 3, 2001 and from $1,120.9 million at October 28, 2000. Of the $374.2 million increase from October 28, 2000, $175.0 million is attributable to higher credit card receivables and $184.0 million is related to an increase in merchandise inventories required to support existing stores and new store locations offset in part by an increase in accounts payable. These increases are reflective of the Company's store growth and increase in net sales. The remaining increase is primarily related to reduced short-term debt secured by the Company's propriety credit card receivables due primarily to the issuance of $300 million unsecured senior notes.

     Cash used in operating activities was $163.9 million for the nine months ended November 3, 2001 compared to $170.6 million for the nine months ended October 28, 2000. Excluding changes in operating assets and liabilities, cash provided by operating activities was $452.8 million for the nine months ended November 3, 2001 compared to $395.6 million for the nine months ended October 28, 2000.

     Capital expenditures for the nine months ended November 3, 2001 were $451.1 million compared to $353.9 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing of spending related to new stores and the mix of leased versus owned locations.

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

     The Company opened 34 new stores during the first half of the year, four stores in August and 24 additional stores in October. At the end of fiscal 2001, a distribution center is scheduled to open in Mamakating, New York to support the northeast expansion, including the entry into the greater Boston market. In addition, Kohl's has acquired the lease rights to a distribution facility in Corsicana, Texas. This facility is expected to open by the end of the year and will serve existing Texas locations and support further expansion in the region, including the entry into Houston in spring 2002.

     Total capital expenditures for fiscal 2002 are expected to be approximately $700 million.

     In March 2001, the Company issued $300 million aggregate principle amount of non-callable 6.3% unsecured senior notes due March 2011. The proceeds have been used for general corporate purposes, including continued store growth.

     The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures and debt service requirements with short term trade credit, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $300 million revolving credit facility and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

Forward Looking Statements
--------------------------

     Item 2 of this Form 10-Q contains "forward-looking statements," subject to protections under federal law. The Company intends words such as "believes", "anticipates", "plans", "may", "will", "should", "expects", and similar expressions to identify forward-looking statements. In addition, statements covering the Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy and capital resources. Such statements are subject to certain risks and uncertainties that could cause the Company's results to differ materially from those anticipated by the forward-looking statements. These risks and uncertainties include but are not limited to those described in Exhibit 99.1 to the Company's annual report on Form 10-K filed with the SEC on April 17, 2001, which is expressly incorporated herein by reference, and such other factors as may periodically be described in the Company's filings with the SEC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              12.1 Statement regarding calculation of ratio of earnings to fixed charges.

         b)   Reports on Form 8-K

              There were no reports on Form 8-K filed for three months ended November 3, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Kohl's Corporation
                                          (Registrant)



Date:  December 7, 2001                   /s/ R. Lawrence Montgomery
                                          ----------------------------
                                          R. Lawrence Montgomery
                                          Chief Executive Officer and Director

Date:  December 7, 2001                   /s/ Patricia Johnson
                                          --------------------------------
                                          Patricia Johnson
                                          Chief Financial Officer