Form 10-K
period 2002-02-02
KOHLS CORPORATION
filed 2002-04-15
CIK 885639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended February 2, 2002

         or

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the Transition period from ____________ to ____________

         Commission File No. 1-11084

                              KOHL'S CORPORATION
            (Exact name of registrant as specified in its charter)

                      WISCONSIN                 39-1630919
                   (State or other           (I.R.S. Employer
                   jurisdiction of          Identification No.)
                  incorporation or
                    organization)

                N56 W17000 Ridgewood               53051
                       Drive,                   (Zip Code)
              Menomonee Falls, Wisconsin
                (Address of principal
                 executive offices)

Registrant's telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, $.01 Par Value                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   At March 26, 2002 the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the registrant was $20,554,153,994 (based upon the closing price of Registrant's Common Stock on the New York Stock Exchange on such date). At March 26, 2002, the Registrant had issued and outstanding an aggregate of 336,103,418 shares of its Common Stock.

                     Documents Incorporated by Reference:

1. Portions of Registrant's Proxy Statement dated April 12, 2002 are incorporated into Part III.

                                    PART I

Item 1.  Business

   The Company currently operates 420 family-oriented, specialty department stores that feature quality, national brand merchandise priced to provide value to customers. The Company's stores sell moderately priced apparel, shoes, accessories and home products targeted to middle-income customers shopping for their families and homes. Kohl's offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allows the customer to get in and out quickly. Kohl's stores have fewer departments than traditional, full-line department stores but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company's pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company's unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution.

   As used herein, the term the "Company" and "Kohl's" refer to Kohl's Corporation, its consolidated subsidiaries and predecessors. The Company's fiscal year ends on the Saturday closest to January 31. Fiscal 2001 ended on February 2, 2002, and was a 52 week year. The Company is a Wisconsin corporation organized in 1993.

Expansion

   The Company's expansion strategy is designed to achieve consistent growth. Since 1992, the Company has increased square footage an average of 22.0% per year, expanding from 79 stores located in the Midwest to a current total of 420 stores with a presence in six regions of the country: the Midwest, Northeast, Southcentral, Mid-Atlantic, Southeast and Southwest.

                                                          Number of Stores
   -                                               ------------------------------
                                                   At Fiscal Year End
   -                                               ------------------ As of April
   Region            States                        1992     1997 2001    2002
   ------            ----------------------------- ----     ---- ---- -----------
   Midwest.......... IA,IL,IN,MI,MN,ND,NE,OH,SD,WI  79      136  177      178
   Mid-Atlantic..... MD, PA, VA, WV                 --       28   55       55
   Northeast........ CT, MA, NH, NJ, NY, RI         --        4   47       65
   Southcentral..... AR, KS, MO, OK, TX             --        8   52       66
   Southeast........ AL, GA, KY, NC, SC, TN         --        6   40       45
   Southwest........ CO                             --       --   11       11
                                                    --      ---  ---      ---
          Total.....                                79      182  382      420
                                                    ==      ===  ===      ===

   In support of its geographic expansion, the Company has focused on providing the solid infrastructure needed to ensure consistent execution. Kohl's proactively invests in distribution capacity and regional management to facilitate the growth in new and existing markets. The Company's central merchandise organization tailors merchandise assortments to reflect regional climates and preferences. Management information systems support the Company's low cost culture by enhancing productivity and providing the information needed to make key merchandising decisions.

   The Kohl's concept has proven to be transferable to markets across the country. The Company's approach is to enter new markets with critical mass to establish a presence and to leverage marketing, regional management and distribution costs. New market entries are supported by extensive advertising and promotions designed to introduce new customers to the Kohl's concept of brands, value and convenience. Additionally, the Company has been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 420 stores currently operated, 116 are take-over locations, which facilitated the entry into several new markets including Chicago, Detroit, Ohio, Boston, Philadelphia, St. Louis, and the New York region. Once a new market is established, the Company adds additional fill-in stores to further strengthen market share and enhance profitability. The Company currently operates stores in the following large and intermediate sized markets:

                                                   Number of stores
                                                   February 2, 2002
                                                   ----------------
            Greater New York metropolitan area....        36
            Chicago...............................        36
            Washington D.C./Baltimore.............        21
            Greater Philadelphia metropolitan area        21
            Dallas/Fort Worth.....................        19
            Atlanta...............................        18
            Milwaukee.............................        16
            Minneapolis/St. Paul..................        15
            Detroit...............................        14
            Cleveland.............................        11
            Denver................................        11
            Indianapolis..........................        10
            Columbus..............................         8
            St. Louis.............................         8
            Kansas City...........................         7
            Pittsburgh............................         7
            Cincinnati/Dayton.....................         6
            Charlotte.............................         6

   In fiscal 2001, Kohl's opened 62 new stores entering the Southeast with 23 new stores including the initial entry in the Atlanta, GA market with 18 stores. Fourteen stores were added to the Southcentral region including four stores in the Oklahoma City, OK market, three stores in the Austin, TX market, three stores in the Fayetteville, AR market and two stores in the El Paso, TX market. In addition, 14 stores were added to the Midwest region and eleven stores were added to the Mid-Atlantic, Northeast and Southwest regions.

   Management believes there is substantial opportunity for further growth and intends to open approximately 70 new stores in fiscal 2002. In the first quarter, Kohl's opened 38 stores including entering the Houston, TX market with 12 stores; the Boston, MA market with 13 stores and the Nashville, TN market with four stores. In addition, the Company added two stores in Dallas, TX; five stores in the Northeast region and one store each in the Midwest and Southeast regions. In fall of 2002, Kohl's plans to open approximately 32 stores including an entry into the Providence, RI market with four stores; two additional stores in the Boston, MA market; 14 additional stores in the Midwest region; five additional stores in the Northeast region and seven new stores in other existing regions.

   During 2003, Kohl's plans to open approximately 80 new stores beginning with an entry into the Los Angeles, CA market in the spring. In the fall season, Kohl's plans to enter the Phoenix, AZ and Las Vegas, NV markets. A distribution center, located in San Bernardino, CA, is currently under construction and will be opened at the end of fiscal 2002 to support the Company's growth in this region.

   Management believes the transferability of the Kohl's retailing strategy, the Company's experience in acquiring and converting pre-existing stores and in building new stores, combined with the Company's substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

Merchandising

   Kohl's stores feature moderately priced, department store national brand names, which provide value to customers. Kohl's merchandise is targeted to appeal to middle-income customers shopping for their families and homes. The Company's stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. The Company's stores emphasize apparel and shoes for women, men, and children, soft home products, such as towels, sheets and pillows, and housewares.

Convenience

   Convenience is another important cornerstone of Kohl's business model. At Kohl's, convenience begins before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. The physical store layout coupled with the Company's focus on strong in-stock position on color and size are aimed at providing a convenient shopping experience for an increasingly time starved customer. In addition, Kohl's introduced on-line shopping on the Company's existing web-site in 2001. Designed as an added service for customers who prefer to shop from their homes, the web-site offers key items, best selling family apparel and home merchandise. The site is designed to provide an easy-to-navigate, on-line shopping environment that compliments the Company's in-store focus on convenience.

Distribution

   The Company receives substantially all of its merchandise at six distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

   The following table summarizes key information about each distribution center:

                             Fiscal
                              Year  Square                                                    Approximate
Distribution Center Location Opened Footage States Serviced                                  Store Capacity
---------------------------- ------ ------- ------------------------------------------------ --------------
 Menomonee Falls, Wisconsin.  1981  500,000 Illinois, Wisconsin, Minnesota, northern Indiana       90
 Findlay, Ohio (a)..........  1994  750,000 Ohio, Michigan, Indiana, North Carolina,              120
                                            Kentucky, Tennessee, West Virginia, Alabama
 Winchester, Virginia.......  1997  400,000 New Jersey, Pennsylvania, Maryland, Virginia,         100
                                            New York, Delaware, South Carolina
 Blue Springs, Missouri.....  1999  540,000 Georgia, Missouri, Colorado, Minnesota,               100
                                            Kansas, Oklahoma, southern Illinois, Iowa,
                                            Nebraska, Arkansas, South Dakota,
                                            North Dakota
 Corsicana, Texas...........  2001  350,000 Texas                                                  45
 Mamakating, New York.......  2002  605,000 Massachusetts, Connecticut, New Hampshire             100

--------
(a) This facility was expanded by approximately 100,000 square feet to increase capacity during fiscal 2001

   The Company plans to open its seventh distribution center in San Bernardino, CA at the end of fiscal 2002 to support the Company's growth into the Southwestern region.

   The Company opened a 500,000 square foot fulfillment center in Monroe, OH in March 2001. The facility services the Company's e-commerce business.

Employees

   As of February 2, 2002, the Company had approximately 60,000 employees, including approximately 17,500 full-time and approximately 42,500 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of the Company's associates is represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

   The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company's primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. The Company's specific competitors vary from market to market.

Seasonality

   The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 16% and 31% of sales occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

Trademarks and Service Marks

   The name "Kohl's," written in its distinctive block style, is a registered service mark of a wholly-owned subsidiary of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. This subsidiary has approximately 60 additional trademarks, trade names and service marks, most of which are used in its private label program.

Item 2.  Properties

   As of February 2, 2002, the Company operated 382 stores in 29 states. The Company owned 93 stores, owned 76 stores with ground leases and leased 213 stores under operating leases. The Company's typical lease has an initial term of 20-25 years plus five to eight renewal options for consecutive five year extension terms.

   Substantially all of the Company's leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 45% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved.

   The Company's stores are located in strip shopping centers (266), community and regional malls (43), and as free standing units (73). Of the Company's stores, 346 are one-story facilities and 36 are two-story facilities.

                                            Number of
                                            Stores at
                                           February 2,
                                              2002
                                           -----------
                         Illinois.........      42
                         Ohio.............      32
                         Wisconsin........      29
                         Pennsylvania.....      26
                         Michigan.........      25
                         Texas............      24
                         Indiana..........      20
                         Georgia..........      18
                         New Jersey.......      18
                         Minnesota........      17
                         New York.........      17
                         Virginia.........      13
                         Connecticut......      12
                         Maryland.........      12
                         North Carolina...      12
                         Colorado.........      11
                         Missouri.........      11
                         Kansas...........       7
                         Oklahoma.........       7
                         Iowa.............       6
                         Kentucky.........       5
                         Nebraska.........       4
                         Tennessee........       4
                         Arkansas.........       3
                         Delaware.........       2
                         West Virginia....       2
                         North Dakota.....       1
                         South Carolina...       1
                         South Dakota.....       1
                                               ---
                                Total.....     382
                                               ===

   The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia; Blue Springs, Missouri and Mamakating, New York. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin and the California distribution center scheduled to open in fiscal 2002. The Company leases the distribution center in Corsicana, Texas and the e-commerce fulfillment center in Monroe, Ohio.

Item 3.  Legal Proceedings

   The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of fiscal 2001.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

  (a) Market information

   The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol "KSS." On March 6, 2000, the Company's Board of Directors declared a 2 for 1 stock split effected in the form of a stock dividend on the Company's common stock. The record date for the stock split was April 7, 2000. The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 2001 and 2000, adjusted to give effect to the stock split.

                                          Price Range
                                         -------------
                                          High   Low
                                         ------ ------
                          Fiscal 2001
                          First Quarter. $72.24 $48.70
                          Second Quarter  67.95  55.00
                          Third Quarter.  60.12  42.00
                          Fourth Quarter  71.85  58.10

                          Fiscal 2000
                          First Quarter. $54.78 $34.06
                          Second Quarter  66.50  44.00
                          Third Quarter.  64.75  49.06
                          Fourth Quarter  72.20  48.44

  (b) Holders

   At March 26, 2002, there were 6,238 holders of the Common Stock.

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

                                                                     Fiscal Year Ended
                                             ----------------------------------------------------------------
                                             February 2,      February 3, January 29, January 30, January 31,
                                                2002           2001 (a)      2000        1999        1998
                                             -----------      ----------- ----------- ----------- -----------
                                             (Dollars in Thousands, Except Per Share and Per Square Foot Data
Statement of Operations Data
Net sales................................... $7,488,654       $6,151,996  $4,557,112  $3,681,763  $3,060,065
Cost of merchandise sold....................  4,923,527        4,056,139   3,014,073   2,447,301   2,046,468
                                             ----------       ----------  ----------  ----------  ----------
Gross margin................................  2,565,127        2,095,857   1,543,039   1,234,462   1,013,597
Selling, general and administrative expenses  1,527,478        1,282,367     975,269     810,162     678,793
Depreciation and amortization...............    157,165          126,986      88,523      70,049      57,380
Preopening expenses.........................     30,509           35,189      30,972      16,388      18,589
                                             ----------       ----------  ----------  ----------  ----------
Operating income............................    849,975          651,315     448,275     337,863     258,835
Interest expense, net.......................     50,111           46,201      27,163      21,114      23,772
                                             ----------       ----------  ----------  ----------  ----------
Income before income taxes..................    799,864          605,114     421,112     316,749     235,063
Provision for income taxes..................    304,188          232,966     162,970     124,483      93,790
                                             ----------       ----------  ----------  ----------  ----------
Net income.................................. $  495,676       $  372,148  $  258,142  $  192,266  $  141,273
                                             ==========       ==========  ==========  ==========  ==========
Net income per share (b):
   Basic.................................... $     1.48       $     1.13  $     0.80  $     0.61  $     0.46
   Diluted.................................. $     1.45       $     1.10  $     0.77  $     0.59  $     0.45
Operating Data:
Comparable store sales growth (c)...........        6.8%             9.0%        7.9%        7.9%       10.0%
Net sales per selling square foot (d)....... $      283       $      281  $      270  $      265  $      267
Total square feet of selling space (in
  thousands; end of period).................     28,576           23,610      18,757      15,111      12,533
Number of stores open (end of period).......        382              320         259         213         182
Balance Sheet Data (end of period):
Working capital............................. $1,584,073       $1,198,600  $  732,111  $  559,207  $  525,251
Property and equipment, net.................  2,199,494        1,726,450   1,352,956     933,011     749,649
Total assets................................  4,929,586        3,855,154   2,931,047   1,936,095   1,619,721
Total long-term debt........................  1,095,420          803,081     494,993     310,912     310,366
Shareholders' equity........................  2,791,406        2,202,639   1,685,503   1,162,779     954,782

--------
(a) Fiscal 2000 contained 53 weeks
(b) All per share data has been adjusted to reflect the 2 for 1 stock splits effected in April 2000 and April 1998.
(c) Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Comparable store sales growth for fiscal 2001 compares the 52 weeks of fiscal 2001 versus the 52 weeks ended January 27, 2001. Comparable store sales growth for fiscal 2000 was calculated based on the 52 weeks ended January 27, 2001 versus the 52 weeks of fiscal 1999.
(d) Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.  Results of Operations

   The Company's net income increased $123.6 million or 33.2% from $372.1 million in fiscal 2000 to $495.7 million in fiscal 2001. This represented the sixth consecutive year of earnings growth over 30%. Net income increased $114.0 million or 44.2% in fiscal 2000 and $65.9 million or 34.3% in fiscal 1999.

  Net Sales

   Net sales for the last three years, number of stores, sales growth and net sales per selling square foot by year were as follows:

                                                     Fiscal Year
                                         ----------------------------------
                                            2001        2000        1999
                                         ----------  ----------  ----------
   Net sales (in thousands)............. $7,488,654  $6,151,996  $4,557,112
   Number of stores open (end of period)        382         320         259
   Sales growth--all stores.............       21.7%       35.0%       23.8%
   Sales growth--comparable stores (a)..        6.8%        9.0%        7.9%
   Net sales per selling square foot (b) $      283  $      281  $      270

--------
(a) Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior year. Fiscal 2001 comparable sales growth compares the 52 weeks of fiscal 2001 to the 52 weeks ended January 27, 2001. Fiscal 2000 comparable sales growth was calculated based on the 52 weeks ended January 27, 2001 versus the 52 weeks of fiscal 1999.
(b) Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

   Net Sales. Increases in net sales primarily reflect new store openings and comparable store sales growth. On a fiscal year basis, comparing the 52 weeks ended February 2, 2002 with the 53 weeks ended February 3, 2001, net sales increased $1,336.7 million, or 21.7%, from $6,152.0 million in fiscal 2000 to $7,488.7 million in fiscal 2001. Net sales increased $1,039.4 million due to the opening of 62 new stores in fiscal 2001 and to the inclusion of a full year of operating results for the 61 stores opened in fiscal 2000. Comparable store sales increased $297.3 million. On a comparable 52-week basis, comparable store sales increased 6.8% in fiscal 2001.

   On a fiscal year basis, comparing the 53 weeks ended February 3, 2001 with the 52 weeks ended January 29, 2000, net sales increased $1,594.9 million, or 35.0%, from $4,557.1 million in fiscal 1999 to $6,152.0 million in fiscal 2000. Net sales increased $1,174.6 million due to the opening of 61 new stores in fiscal 2000 and to the inclusion of a full year of sales for the 46 stores opened in fiscal 1999. Comparable store sales increased $420.3 million. On a comparable 52-week basis, comparable store sales increased 9.0% in fiscal 2000.

  Components of Earnings

   The following table sets forth statement of operations data as a percentage of net sales for each of the last three years:

                                                        Fiscal Year
                                                    -------------------
                                                    2001   2000   1999
                                                    -----  -----  -----
       Net sales................................... 100.0% 100.0% 100.0%
       Cost of merchandise sold....................  65.7   65.9   66.1
                                                    -----  -----  -----
       Gross margin................................  34.3   34.1   33.9
       Selling, general and administrative expenses  20.4   20.8   21.4
       Depreciation and amortization...............   2.1    2.1    1.9
       Preopening expenses.........................   0.4    0.6    0.7
                                                    -----  -----  -----
       Operating income............................  11.4   10.6    9.8
       Interest expense, net.......................   0.7    0.8    0.6
                                                    -----  -----  -----
       Income before income taxes..................  10.7    9.8    9.2
       Provision for income taxes..................   4.1    3.8    3.6
                                                    -----  -----  -----
       Net Income..................................   6.6%   6.0%   5.6%
                                                    =====  =====  =====

   Gross Margin. Gross margin increased $469.2 million from $2,095.9 in fiscal 2000 to $2,565.1 in fiscal 2001. Gross margin increased $355.3 million due to the opening of 62 new stores in fiscal 2001 and to the inclusion of a full year of operating results for the 61 stores opened in fiscal 2000. Comparable store gross margin increased $113.9 million. The Company's gross margin as a percent of net sales was 34.3% for fiscal 2001 compared to 34.1% for fiscal 2000. The rate increase is primarily attributable to a change in the sales mix as shown on the following table. Women's apparel and accessories, which increased in share of the business, achieve a higher than average gross margin rate.

   Gross margin increased $552.9 million from $1,543.0 in fiscal 1999 to $2,095.9 in fiscal 2000. Gross margin increased $383.3 million due to the opening of 61 new stores in fiscal 2000 and to the inclusion of a full year of operating results for the 46 stores opened in fiscal 1999. Comparable store gross margin increased $169.6 million. The Company's gross margin as a percent of net sales was 34.1% for fiscal 2000 compared to 33.9% for fiscal 1999. In fiscal 2000, the gross margin rate increase is also primarily attributable to a change in the sales mix and the rate was positively impacted by higher sales of Women's apparel.


   The Company's merchandise mix is reflected in the table below:

                                        Fiscal Year
                         -           -----------------
                                     2001  2000  1999
                                     ----- ----- -----
                         Womens..... 31.3% 30.1% 28.8%
                         Mens....... 20.1% 20.8% 21.0%
                         Home....... 18.5% 18.8% 19.3%
                         Childrens.. 12.8% 12.7% 12.9%
                         Footwear...  8.8%  9.4%  9.8%
                         Accessories  8.5%  8.2%  8.2%

   Selling, General and Administrative Expenses. Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and corporate functions, but exclude depreciation and amortization. The S,G&A expense as a percent of net sales decreased from 21.4% in fiscal 1999 to 20.4% in fiscal 2001. Of the 100 basis points of rate improvement, 25 basis points are due to improvement in store operating expenses, 29 basis points are due to improvement in advertising costs and 46 basis points are related to improvement in corporate and distribution expenses. The Company plans S,G&A expenses with a goal of achieving 15 to 20 basis points of leverage in S,G&A expense on a mid single digit comparable store sales increase. For the fiscal years 1999 through 2001, comparable store sales exceeded a mid single digit increase each year and as a result, the Company achieved leverage greater than 20 basis points per year.

   Depreciation and Amortization. The total amount of depreciation and amortization increased from fiscal 1999 to fiscal 2001 due to the addition of new stores, the remodeling of existing stores and the mix of owned versus leased stores. Depreciation and amortization increased as a percentage of net sales from 1.9% in fiscal 1999 to 2.1% in fiscal 2001.

   Preopening Expenses. Preopening expenses are expensed as incurred and relate to the costs associated with new store openings, including advertising, hiring, and training costs for new employees and processing and transporting initial merchandise. The following table sets forth the Company's preopening costs for each of the last three years:

                                 Preopening Expenses
                                     Fiscal Year
                 Year of Store -----------------------  Total
                   Opening      2001    2000    1999   Spending
                 ------------- ------- ------- ------- --------
                                        (In Thousands)
                     2002..... $ 4,724 $    -- $    -- $ 4,724
                     2001.....  25,785   5,137      --  30,922
                     2000.....      --  30,052   7,422  37,474
                     1999.....      --      --  23,550  23,550
                               ------- ------- ------- -------
                     Total.... $30,509 $35,189 $30,972 $96,670
                               ======= ======= ======= =======

   The average cost incurred to open the 62 stores in fiscal 2001 was $499,000 per store and the average cost incurred to open the 61 stores in fiscal 2000 was $614,000. The average cost per store fluctuates based on the mix of stores opened in new markets versus fill-in markets.

   Operating Income. Operating income increased $198.7 million or 30.5% in fiscal 2001, $203.0 million or 45.3% in fiscal 2000 and $110.4 million or 32.7% in fiscal 1999 due to the factors described above.

   Interest Expense. Net interest expense increased $3.9 million in fiscal 2001 to $50.1 million. The increase was primarily attributable to the $300 million of non-callable unsecured senior notes issued in March 2001 (see "Liquidity" discussion below) and the Liquid Yield Option Subordinated Notes issued in June 2000 outstanding for a full year, offset in part by an increase in interest income on short term investments. Net interest expense increased $19.0 million to $46.2 million in fiscal 2000. The increase was primarily attributable to the $551.5 million Liquid Yield Option Subordinated Notes issued in June 2000 and the $200 million of non-callable unsecured debentures issued in June 1999 outstanding for a full year in fiscal 2000. Net interest expense increased $6.1 million to $27.2 million in fiscal 1999. The increase in fiscal 1999 was primarily due to the $200 million of non-callable unsecured debentures issued in June 1999.

   Income taxes. The Company's effective tax rate was 38.0% in fiscal 2001, 38.5% in fiscal 2000 and 38.7% in fiscal 1999. The overall decline in the effective tax rates in fiscal 2001, 2000 and 1999 was primarily due to the decrease in state income taxes, net of federal tax benefits and non-deductible goodwill amortization as a percentage of income before taxes.

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

   The Company's working capital increased to $1,584.1 million at February 2, 2002, from $1,198.6 million at February 3, 2001. The increase was primarily attributable to an increase of short-term investments, accounts receivable and inventory, offset in part by increased accounts payable.

   The Company's short-term investments increased $180.8 million over the February 3, 2001 balance. The increase is primarily due to an increase in sales and cash flow from operations.

   The Company's accounts receivable at February 2, 2002 increased $154.7 million over the February 3, 2001 balance. The increase is primarily due to an increase in proprietary credit card sales. The Company's proprietary credit card sales as a percent of total net sales increased from 30.1% for the fiscal year ended February 3, 2001 to 31.8% for the fiscal year ended February 2, 2002.

   The Company's merchandise inventories increased $195.0 million over the February 3, 2001 balance. The increase was primarily the result of higher merchandise levels required to support existing stores and incremental new store locations. Accounts payable increased $78.9 million from February 3, 2001. Fluctuations in the level of accounts payable are primarily attributable to the timing and number of new store openings and invoice dating arrangements with vendors.

   In December 1999, the Company entered into a $225 million Receivable Purchase Agreement (RPA) with Preferred Receivables Funding Corporation, certain investors and Bank One as agent. The RPA is renewable at the Company's request and investors' option, under which it periodically sells, generally with recourse, an undivided interest in the Company's private label credit card receivables. At February 2, 2002 and February 3, 2001, no receivables were sold. At January 29, 2000, proceeds received upon the sale of $85 million of receivables under the RPA was reflected as short-term debt.

   Cash provided by operating activities was $541.8 million for fiscal 2001 as compared to $372.1 million for fiscal 2000, and $157.5 million for fiscal 1999. Excluding changes in operating assets and liabilities, cash provided by operating activities was $684.7 million for fiscal 2001, $510.5 million for fiscal 2000 and $355.4 million for fiscal 1999.

   Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. These expenditures fluctuate from year to year as a result of the timing of new store capital spending, the mix of owned, leased or acquired stores, the number of stores remodeled and timing of opening distribution centers. The Company's capital expenditures were $662.0 million during fiscal 2001, $481.0 million during fiscal 2000 and $625.4 million during fiscal 1999.

   Total capital expenditures for fiscal 2002 are currently expected to be approximately $740 million. This estimate includes new store spending as well as base capital needs. The Company plans to open approximately 70 new stores in fiscal 2002. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements.

   In March 2002, the Company filed a shelf registration statement with the SEC. When effective, the registration statement will allow the Company to publicly offer and sell securities from time to time for an aggregate offering price of up to $300 million.

   In March 2001, the Company issued $300 million aggregate principle amount of 6.30% unsecured notes due March 1, 2011. The proceeds have been used for general corporate purposes, including continued store growth.

   In June 2000, the Company issued $551.5 million aggregate principal amount of Liquid Yield Option Subordinated Notes (LYONs). Net proceeds, excluding expenses, were $319.4 million. The debt is callable by the Company beginning June 12, 2003, for cash. The holders of the securities can "put" the LYONs back to the Company after three and ten years from the date of issuance. The proceeds were initially used to pay off borrowings under the Company's outstanding revolving credit facility and accounts receivables program and for general corporate purposes, including store expansion.

   The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures, and debt service requirements with proceeds from cash flows from operations, short-term trade credit, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $300 million revolving credit facility and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

Critical Accounting Policies

   The Company evaluates the collectibility of accounts receivable based on a combination of factors. Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. For all other accounts, the Company recognizes reserves for bad debts based on the length of time the accounts are past due and the anticipated future write offs based on historical experience.

   The allowance for doubtful accounts was $17,780.3 million or 2.1% of gross receivables at February 2, 2002 compared to $9,281.6 or 1.3% of gross receivables at February 3, 2001. The increase as a percent of gross receivables is attributable to the increase in the rate of write offs related to customer bankruptcies and delinquent accounts due to the economic environment in fiscal 2001. (See Schedule II for further detail on the components of the allowance for doubtful accounts).

   Inventories are stated at the lower of cost or market with cost determined on the last-in, first-out (LIFO) basis using the retail inventory method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. Also, it is recognized that the use of the retail inventory method will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.

   Based on a review of historical clearance markdowns, current business trends and discontinued merchandise categories, a reserve is recorded to reflect markdowns that have not been taken but which are estimated to be necessary to reduce inventories to the lower of cost or market. Management believes that the Company's inventory valuation reasonably approximates the net realizable value of clearance inventory and results in carrying inventory at the lower of cost or market.

Forward-Looking Information/Risk Factors

   Items 1, 2, 3, 5, 7 and 7A of this Form 10-K contain "forward-looking statements," subject to protections under federal law. The Company intends words such as "believes," "anticipates," "plans," "may," "will," "should," "expects" and similar expressions to identify forward-looking statements. In addition, statements covering the Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause the Company's results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described in Exhibit 99.1 attached to this 10-K and incorporated herein by this reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company's primary exposure to market risk consists of changes in interest rates or borrowings. At February 2, 2002, the Company's long-term debt excluding capital leases was $1,067.1 million, all of which is fixed rate debt.

   Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company intends to refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at February 2, 2002, changed by 100 basis points, the Company's annual interest expense would change by $10.7 million.

   During fiscal 2001, average borrowings under the Company's variable rate revolving credit facility and its short term financing of its proprietary accounts receivable were $27.5 million. If interest rates on the average fiscal 2001 variable rate debt changed by 100 basis points, the Company's annual interest expense would change by $275,000, assuming comparable borrowing levels.

Item 8.  Financial Statements and Supplementary Data

   The financial statements are included in this report beginning on page F-3.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

   None

                                   PART III

Item 10.  Executive Officers of Registrant

   The information set forth under "Election of Directors" on pages 1-3 and under "Compliance with Section 16(a) of the Exchange Act" on page 8 of Registrant's Proxy Statement dated April 12, 2002 is incorporated herein by reference.

   The executive officers of the Company are as follows:

Name                   Age Position
----                   --- --------
R. Lawrence Montgomery 53  Chief Executive Officer and Director
Kevin Mansell......... 49  President and Director
Arlene Meier.......... 50  Chief Operating Officer, Treasurer and Director
Donald A. Brennan..... 41  Executive Vice President--Merchandise Planning and Allocation
Beryl J. Buley........ 40  Executive Vice President--Stores
Patricia Johnson...... 44  Executive Vice President--Chief Financial Officer
John Lesko............ 49  Executive Vice President--Administration
Richard Leto.......... 50  Executive Vice President--General Merchandise Manager
                           and Product Development
Jack Moore............ 47  Executive Vice President--General Merchandise Manager
Richard D. Schepp..... 41  Executive Vice President--General Counsel, Secretary
Don Sharpin........... 53  Executive Vice President--Human Resources
Gary Vasques.......... 54  Executive Vice President--Marketing

   Mr. Montgomery was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996 after joining the Company as Senior Vice President--Director of Stores in 1988. Mr. Montgomery has 31 years of experience in the retail industry.

   Mr. Mansell served as President and Director since February 1999. Mr. Mansell served as Executive Vice President--General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 27 years of experience in the retail industry.

   Ms. Meier served as Chief Operating Officer since November 2000. Ms. Meier served as Executive Vice President--Chief Financial Officer from October 1994 to November 2000 and was appointed to the Board of Directors in March 2000. Ms. Meier joined the Company as Vice President--Controller in 1989. Ms. Meier has 26 years of experience in the retail industry.

   Mr. Brennan joined the Company in April 2001 as Executive Vice President, Merchandise Planning and Allocation. Prior to joining the Company, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc. since 1982. Mr. Brennan has 20 years of experience in the retail industry.

   Mr. Buley served as Executive Vice President of Stores since April 2001 and in other management positions since joining the Company in 1988. Mr. Buley has 19 years of experience in the retail industry.

   Ms. Johnson served as Executive Vice President, Chief Financial Officer since August 2001. Ms. Johnson joined the Company in 1998 as a Senior Vice President--Finance. Prior to joining the Company, Ms. Johnson held managerial positions at The Disney Store, Inc. from 1995 to 1998, and held several management positions with Family Restaurants, Inc. from 1990 to 1995. Ms. Johnson has six years of experience in the retail industry.

   Mr. Lesko served as Executive Vice President--Administration since November 2000 and in other management positions since joining the Company in November 1997. Prior to joining the Company, Mr. Lesko served as Senior Vice President, Information Systems of Jack Eckerd Corporation, a division of the J.C. Penney Company, from January 1997 to November 1997. Mr. Lesko has 27 years of experience in the retail industry.

   Mr. Leto served as Executive Vice President--General Merchandise Manager since July 1996 and added Product Development to his existing responsibilities in February 1999. Prior to joining the Company, Mr. Leto served as Executive Vice President, Merchandising for the R. H. Macy Corporation. Mr. Leto has 29 years of experience in the retail industry.

   Mr. Moore served as Executive Vice President--General Merchandise Manager since February 1999. Mr. Moore served as Senior Vice President of Merchandise Planning and Allocation in 1998. He joined the Company in 1997 as Vice President--Divisional Merchandise Manager. Prior to joining the Company, Mr. Moore served in various management positions at Dayton Hudson Department Stores. Mr. Moore has 25 years of experience in the retail industry.

   Mr. Schepp served as Executive Vice President--General Counsel since August 2001. Mr. Schepp joined the Company in 2000 as a Senior Vice President, General Counsel. Prior to joining the Company, Mr. Schepp held various managerial positions at ShopKo Stores, Inc. from 1992 to 2000, most recently Senior Vice President, General Counsel. Mr. Schepp has 10 years of experience in the retail industry.

   Mr. Sharpin served as Executive Vice President--Human Resources since August 1998 and in other management positions since joining the Company in 1988. Mr. Sharpin has 23 years of experience in the retail industry.

   Mr. Vasques served as Executive Vice President--Marketing since 1997. He joined the Company in December 1995 as Senior Vice President, Marketing. Mr. Vasques has 32 years of experience in the retail industry.

Item 11.  Executive Compensation

   The information set forth under "Executive Compensation" on pages 7-10 of Registrant's Proxy Statement dated April 12, 2002, is incorporated herein by reference. Compensation of directors as set forth under "Director Committees and Compensation" on pages 3-4 of Registrant's Proxy Statement dated April 12, 2002 is incorporated herein by reference.

Item 12.  Beneficial Ownership of Stock

   The information set forth under "Beneficial Ownership of Shares" on pages 5-6 of Registrant's Proxy Statement dated April 12, 2002, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   The information set forth under "Other Transactions" on page 10 of Registrant's Proxy Statement dated April 12, 2002 is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as part of this report:

      1. Consolidated Financial Statements:

          See "Index to Consolidated Financial Statements and Schedule of Kohl's Corporation" on page F-1, the Report of Independent Auditors on page F-2 and the Consolidated Financial Statements and Schedule on pages F-3 to F-19, all of which are incorporated herein by reference.

      2. Financial Statement Schedule:

          See "Index to Consolidated Financial Statements and Schedule of Kohl's Corporation" on page F-1 and the "Financial Statement Schedule" on page F-19, all of which are incorporated herein by reference.

      3. Exhibits:

          See "Exhibit Index" of this Form 10-K, which is incorporated herein by reference.

   (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K in the fourth fiscal quarter.

   The Exhibit Index has been omitted from the printed version of this Form 10-K. Shareholders may obtain the Exhibit Index without charge by calling Kohl's investor relations at 262-703-1440.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND SCHEDULE OF KOHL'S CORPORATION

                                                                  Page
        Consolidated Financial Statements

        Report of Independent Auditors...........................  F-2

        Consolidated Balance Sheets..............................  F-3

        Consolidated Statements of Income........................  F-4

        Consolidated Statement of Changes in Shareholders' Equity  F-5

        Consolidated Statements of Cash Flows....................  F-6

        Notes to Consolidated Financial Statements...............  F-7

        Financial Statement Schedule

        Schedule II--Valuation and Qualifying Accounts........... F-19

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kohl's Corporation

   We have audited the accompanying consolidated balance sheets of Kohl's Corporation and subsidiaries (the Company) as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting practices generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 1, 2002

                               KOHLS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  ($ in Thousands, Except Per Share Amounts)

                                                                                 February 2, February 3,
                                                                                    2002        2001
                                                                                 ----------- -----------
                                    ASSETS
Current assets:
   Cash and cash equivalents.................................................... $  106,722  $  123,621
   Short-term investments.......................................................    229,377      48,600
   Accounts receivable trade, net of allowance for doubtful accounts of $17,780
     and $9,282.................................................................    835,946     681,256
   Merchandise inventories......................................................  1,198,307   1,003,290
   Deferred income taxes........................................................     52,292      39,531
   Other........................................................................     41,400      25,599
                                                                                 ----------  ----------
       Total current assets.....................................................  2,464,044   1,921,897
Property and equipment, net.....................................................  2,199,494   1,726,450
Other assets....................................................................     81,850      65,634
Favorable lease rights..........................................................    174,860     126,635
Goodwill........................................................................      9,338      14,538
                                                                                 ----------  ----------
       Total assets............................................................. $4,929,586  $3,855,154
                                                                                 ==========  ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................. $  478,870  $  399,939
   Accrued liabilities..........................................................    259,598     188,863
   Income taxes payable.........................................................    125,085     112,927
   Short-term debt..............................................................         --       5,000
   Current portion of long-term debt............................................     16,418      16,568
                                                                                 ----------  ----------
       Total current liabilities................................................    879,971     723,297
Long-term debt..................................................................  1,095,420     803,081
Deferred income taxes...........................................................    114,228      84,256
Other long-term liabilities.....................................................     48,561      41,881
Shareholders' equity:
   Common stock-$.01 par value, 800,000,000 shares authorized, 335,138,497 and
     332,167,129 shares issued..................................................      3,351       3,322
   Paid-in capital..............................................................  1,005,169     912,107
   Retained earnings............................................................  1,782,886   1,287,210
                                                                                 ----------  ----------
       Total shareholders' equity...............................................  2,791,406   2,202,639
                                                                                 ----------  ----------
       Total liabilities and shareholders' equity............................... $4,929,586  $3,855,154
                                                                                 ==========  ==========

                            See accompanying notes

                              KOHL'S CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Fiscal Year Ended
                                          ------------------------------------
                                          February 2,  February 3, January 29,
                                             2002         2001        2000
                                          -----------  ----------- -----------
                                          (In Thousands, Except Per Share Data
  Net sales.............................. $7,488,654   $6,151,996  $4,557,112
  Cost of merchandise sold...............  4,923,527    4,056,139   3,014,073
                                          ----------   ----------  ----------
  Gross margin...........................  2,565,127    2,095,857   1,543,039
  Operating expenses:
     Selling, general and administrative.  1,527,478    1,282,367     975,269
     Depreciation and amortization.......    151,965      121,786      83,323
     Goodwill amortization...............      5,200        5,200       5,200
     Preopening expenses.................     30,509       35,189      30,972
                                          ----------   ----------  ----------
  Total operating expenses...............  1,715,152    1,444,542   1,094,764
  Operating income.......................    849,975      651,315     448,275
  Other expense (income):
     Interest expense....................     57,351       49,332      29,470
     Interest income.....................     (7,240)      (3,131)     (2,307)
                                          ----------   ----------  ----------
  Income before income taxes.............    799,864      605,114     421,112
  Provision for income taxes.............    304,188      232,966     162,970
                                          ----------   ----------  ----------
  Net income............................. $  495,676   $  372,148  $  258,142
                                          ==========   ==========  ==========
  Net income per share:
     Basic............................... $     1.48   $     1.13  $     0.80
     Diluted............................. $     1.45   $     1.10  $     0.77


                            See accompanying notes

                              KOHL'S CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Common Stock                            Total
                                                  --------------  Paid-In    Retained  Shareholders'
                                                  Shares  Amount  Capital    Earnings     Equity
                                                  ------- ------ ---------- ---------- -------------
                                                                    (In Thousands)
Balance at January 30, 1999...................... 316,789 $3,168 $  502,691 $  656,920  $1,162,779
Issuance of common shares........................   5,600     56    199,570         --     199,626
Exercise of stock options........................   3,808     38     17,610         --      17,648
Income tax benefit from exercise of stock options      --     --     47,308         --      47,308
Net income.......................................      --     --         --    258,142     258,142
                                                  ------- ------ ---------- ----------  ----------
Balance at January 29, 2000...................... 326,197  3,262    767,179    915,062   1,685,503
Exercise of stock options........................   5,970     60     45,819         --      45,879
Income tax benefit from exercise of stock options      --     --     99,109         --      99,109
Net income.......................................      --     --         --    372,148     372,148
                                                  ------- ------ ---------- ----------  ----------
Balance at February 3, 2001...................... 332,167  3,322    912,107  1,287,210   2,202,639
Exercise of stock options........................   2,971     29     36,099         --      36,128
Income tax benefit from exercise of stock options      --     --     56,963         --      56,963
Net income.......................................      --     --         --    495,676     495,676
                                                  ------- ------ ---------- ----------  ----------
Balance at February 2, 2002...................... 335,138 $3,351 $1,005,169 $1,782,886  $2,791,406
                                                  ======= ====== ========== ==========  ==========


                            See accompanying notes

                              KOHL'S CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Fiscal Year Ended
                                                                      ----------------------------------
                                                                      February 2, February 3, January 29,
                                                                         2002        2001        2000
                                                                      ----------- ----------- -----------
                                  -                                             (In Thousands)
Operating activities
Net income...........................................................  $ 495,676   $ 372,148   $ 258,142
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................    157,939     127,491      88,776
   Deferred income taxes.............................................     17,211         427       4,923
   Other noncash charges.............................................      4,783       4,624       3,536
   Amortization of debt discount.....................................      9,110       5,782          61
   Changes in operating assets and liabilities:
       Accounts receivable, trade....................................   (154,690)   (176,246)   (232,391)
       Merchandise inventories.......................................   (195,017)   (208,851)   (177,077)
       Other current assets..........................................    (15,801)     (4,432)     (2,527)
       Accounts payable..............................................     78,931      63,507     118,447
       Accrued and other long-term liabilities.......................     74,554      39,544      32,932
       Income taxes..................................................     69,121     148,081      62,691
                                                                       ---------   ---------   ---------
Net cash provided by operating activities............................    541,817     372,075     157,513
Investing activities
Acquisition of property and equipment and favorable lease rights, net   (662,011)   (480,981)   (625,392)
Proceeds from sale of property and equipment.........................         --          --       4,350
Net purchase of short-term investments...............................   (180,777)    (21,100)       (764)
Other................................................................    (28,520)    (25,036)    (20,151)
                                                                       ---------   ---------   ---------
Net cash used in investing activities................................   (871,308)   (527,117)   (641,957)
Financing activities
Net (repayments of) proceeds from short-term debt....................     (5,000)    (80,000)     85,000
Proceeds from public debt offering, net..............................    299,503     319,379     197,258
Net repayments under credit facilities...............................         --          --      (1,600)
Repayments of other long-term debt, net..............................    (16,424)    (12,094)     (1,582)
Payments of financing fees on debt...................................     (1,615)     (7,109)     (2,156)
Net proceeds from issuance of common shares..........................     36,128      45,879     217,274
                                                                       ---------   ---------   ---------
Net cash provided by financing activities............................    312,592     266,055     494,194
                                                                       ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents.................    (16,899)    111,013       9,750
Cash and cash equivalents at beginning of year.......................    123,621      12,608       2,858
                                                                       ---------   ---------   ---------
Cash and cash equivalents at end of year.............................  $ 106,722   $ 123,621   $  12,608
                                                                       =========   =========   =========

                            See accompanying notes

                              KOHL'S CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Summary of Accounting Policies

Business

   As of February 2, 2002, Kohl's Corporation (the Company) operated 382 family oriented, specialty department stores located in 29 states that feature national brand apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers.

Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

   The Company's fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended February 2, 2002 (fiscal 2001), February 3, 2001 (fiscal
2000) and January 29, 2000 (fiscal 1999). Fiscal 2001 and 1999 include 52 weeks and fiscal 2000 includes 53 weeks.

Use of Estimates

   The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

   Certain reclassifications have been made to prior year's financial statements to conform to the fiscal 2001 presentation.

Cash Equivalents

   Cash equivalents represent debt securities with a maturity of three months or less when purchased, which are held to maturity. Debt securities owned are stated at cost which approximates market value.

Short-term Investments

   Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at its discretion. These investments are stated at cost, which approximates market value.

Merchandise Inventories

   Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $7,110,000 higher at February 2, 2002, and $4,851,000 higher at February 3, 2001, if they would have been valued using the first-in, first-out (FIFO) method.

                              KOHL'S CORPORATION

1.  Business and Summary of Accounting Principles (continued)

Property and Equipment

   Property and equipment is carried at cost and generally depreciated on a straight-line basis over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less. The annual provisions for depreciation and amortization have been principally computed using the following ranges of useful lives:

                   Buildings and improvements... 20-40 years
                   Store fixtures and equipment.  3-20 years
                   Property under capital leases 20-40 years

   Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodel of existing locations at the end of each fiscal year.

Capitalized Interest

   The Company capitalizes interest on the acquisition and construction of new locations and expansion of existing locations and depreciates that amount over the lives of the related assets. The total interest capitalized was $6,929,000, $3,478,000 and $4,405,000 in 2001, 2000 and 1999, respectively.

Favorable Lease Rights

   Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options. Accumulated amortization was $32,181,000 at February 2, 2002, and $25,259,000 at February 3, 2001. The
favorable lease rights balance at February 2, 2002, includes $55,147,000 related to stores acquired in 2001. These stores are expected to open in 2002, and amortization will begin at that time.

Goodwill

   Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization was $68,066,000 at February 2, 2002, and $62,866,000 at February 3, 2001. (See New Accounting Pronouncements).

Long-Lived Assets

   The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights and goodwill) are present and determines that if such indicators are present whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 2, 2002, and February 3, 2001, and determined that there was no significant impact on the Company's results of operations. (See New Accounting Pronouncements).

Comprehensive Income

   Net income for all years presented is the same as comprehensive income.

Revenue Recognition

   Revenue from sales of the Company's merchandise is recognized at the time of sale, net of any returns.

                              KOHL'S CORPORATION

1.  Business and Summary of Accounting Policies (continued)

Advertising

   Advertising costs which are included in selling, general and administrative expenses, are expensed as incurred and totaled $267,274,000, $223,717,000 and $176,009,000 in fiscal 2001, 2000 and 1999, respectively.

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

Net Income Per Share

   The information required to compute basic and diluted net income per share is as follows:

                                                                           Fiscal Year
                                                                  -----------------------------
                                                                    2001     2000        1999
                                                                  -------- --------    --------
                                                                         (In Thousands)
Numerator for basic earnings per share--net income............... $495,676 $372,148    $258,142
Interest expense related to convertible notes, net of tax........    5,562       --(a)       --
                                                                  -------- --------    --------
Numerator for diluted earnings per share......................... $501,238 $372,148    $258,142
                                                                  ======== ========    ========
Denominator for basic earnings per share--weighted average shares  334,141  330,204     324,628
Impact of dilutive employee stock options........................    6,857    7,871       9,228
Shares issued upon assumed conversion of convertible notes.......    3,946       --(a)       --
                                                                  -------- --------    --------
Denominator for diluted earnings per share.......................  344,944  338,075     333,856
                                                                  ======== ========    ========

--------
(a) The convertible debt securities are not included in the computation of diluted earnings per share as their impact is antidilutive. (See Footnote 10 to the Company's consolidated financial statements for quarterly information).

New Accounting Pronouncements

   During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Full year amortization expense of goodwill for fiscal year 2001 was $5,200,000 and the remaining balance of goodwill is $9,338,000. In accordance with SFAS No. 142, the Company will cease amortization of its remaining goodwill and does not expect any impairment losses on its existing goodwill as a result of the transitional impairment tests.

   In August 2001, The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001.

                              KOHL'S CORPORATION

1.  Business and Summary of Accounting Policies (continued)

SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's results of operations or financial position.

2.  Selected Balance Sheet Information

   Property and equipment consist of the following:

                                           February 2, February 3,
                                              2002        2001
                                           ----------- -----------
                                               (In Thousands)
             Land......................... $  217,058  $  175,892
             Buildings and improvements...  1,372,836   1,097,343
             Store fixtures and equipment.    738,759     609,736
             Property under capital leases     54,862      54,862
             Construction in progress.....    306,467     174,105
                                           ----------  ----------
             Total property and equipment.  2,689,982   2,111,938
             Less accumulated depreciation    490,488     385,488
                                           ----------  ----------
                                           $2,199,494  $1,726,450
                                           ==========  ==========

   Depreciation expense for property and equipment totaled $131,899,000, $107,083,000 and $76,851,000 for fiscal 2001, 2000 and 1999, respectively.

   Accrued liabilities consist of the following:

                                              February 2, February 3,
                                                 2002        2001
                                              ----------- -----------
                                                  (In Thousands)
          Payroll and related fringe benefits  $ 56,332    $ 35,592
          Sales and property taxes...........    53,923      54,478
          Other accruals.....................   149,343      98,793
                                               --------    --------
                                               $259,598    $188,863
                                               ========    ========

3.  Accounts Receivable Financing

   On December 23, 1999, the Company entered into an agreement with Preferred Receivables Funding Corporation, certain investors and Bank One as agent. Under this agreement, as amended, the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables up to a maximum of $225 million. The annual agreement is renewable at the Company's request and the investors' option. No receivables were sold as of February 2, 2002 and February 3, 2001.

   Prior to December 23, 1999, the Company's private label credit card receivables were sold without recourse or were contributed to its wholly owned subsidiary and special purpose entity, Kohl's Receivables Corporation (KRC). Under an agreement, KRC then periodically sold, generally with recourse, an undivided interest in the revolving pool of these receivables to the same investors. Based on this two-tier structure of selling receivables, and a supporting legal opinion, the sale accounting requirements were met, as defined by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, interests sold prior to December 23, 1999, were reflected as a reduction of accounts receivable. On December 31, 1999, KRC was merged into the Company.

                              KOHL'S CORPORATION

3.  Accounts Receivable Financing (continued)

   The cost of the current financing program is based on the bank's A1/P-1 commercial paper rate, approximately 1.8% and 6.5% at February 2, 2002 and February 3, 2001 respectively, plus certain fees. The agreement is secured by interests in the receivables and contains covenants which require the Company to maintain a minimum portfolio quality and meet certain financial tests.

   During fiscal 1999, the average receivables off balance sheet totaled approximately $86.0 million. The receivables off balance sheet met the sale requirements of SFAS No. 125 and therefore the Company had no exposure to bad debts and retained no rights to finance charge income, with respect to receivables, for financial statement purposes. For the receivables on balance sheet, the revenues from the credit program, net of operating expenses, are summarized below.

                                                                      Fiscal Year
                                                               -------------------------
                                                                 2001     2000    1999
                                                               -------- -------- -------
                                                                    (In Thousands)
Finance charges and other income.............................. $126,492 $103,018 $63,879
Operating expenses:
   Provision for doubtful accounts............................   41,284   22,677  13,402
   Other credit and collection expenses.......................   36,615   29,561  18,264
                                                               -------- -------- -------
   Total operating expenses...................................   77,899   52,238  31,666
                                                               -------- -------- -------
Net revenue of credit program included in selling, general and administrative expenses..................................... $ 48,593 $ 50,780 $32,213
                                                               ======== ======== =======

                              KOHL'S CORPORATION

4.  Debt

   The Company had no outstanding short-term debt at February 2, 2002 and $5.0 million of short-term debt outstanding at February 3, 2001.

   Long-term debt consists of the following:

                                       February 2, 2002   February 3, 2001
                                     -------------------  ---------------
                                     Weighted
                                     Average
                Maturing               Rate     Amount    Rate    Amount
                --------             -------- ----------  ----   --------
                                               ($ In Thousands)
      Notes and debentures:
         Senior debt
             Through 2004...........   6.57%  $   35,000  6.57%  $ 50,000
             2006 (a)...............   6.70%     100,000  6.70%   100,000
             2011 (a)...............   6.59%     399,545  7.38%   100,000
             2029 (a)...............   7.36%     197,503  7.36%   197,411
         Subordinated debt 2020 (b).   2.75%     334,045  2.75%   325,069
                                              ----------         --------
      Total notes and debentures....   5.53%  $1,066,093  5.29%  $772,480
      Capital lease obligations.....              44,699           45,937
      Other.........................               1,046            1,232
      Less: Current portion.........             (16,418)         (16,568)
                                              ----------         --------
      Long-term debt................          $1,095,420         $803,081
                                              ==========         ========

--------
(a) Non-callable and unsecured notes and debentures were issued under one indenture as amended. In March 2001, the Company issued $300 million of senior notes at a discount, with a yield to maturity of 6.32% due 2011.
(b) In June 2000, the Company issued $551.5 million aggregate principal amount of unsecured Liquid Yield Option Subordinated Notes (LYONs). The zero coupon LYONs were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Net proceeds, excluding expenses, were approximately $319.4 million. Each $1,000 principal amount of LYON is convertible at the holder's option, at any time, into 7.156 shares of the Company's common stock. The debt is callable by the Company beginning June 12, 2003 for cash at the issue price, plus all accreted original issue discount. The holders of the securities can "put" the LYONs back to the Company after three years and ten years from the date of issuance at specified amounts reflective of the issue price, plus all accreted original issue discount. The Company has the option to redeem these putted securities for either cash or the Company's common stock, or any combination thereof. The issue price, plus all accreted original issue discount at February 2, 2002 and February 3, 2001, is reflected in the above table.

   Using discounted cash flow analyses based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements, the Company estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $1,124.0 million at February 2, 2002, and $807.5 million at February 3, 2001.

   The Company has a $300 million unsecured revolving bank credit facility which matures on June 13, 2003. Depending on the type of advance, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company's long-term unsecured debt rating; or the agent bank's base rate. No amounts were outstanding under this facility at February 2, 2002, or February 3, 2001.

                              KOHL'S CORPORATION

4.  Debt (continued)

   The various debt agreements contain certain covenants that limit, among other things, additional indebtedness and payment of dividends, as well as requiring the Company to meet certain financial tests.

   Interest payments, net of amounts capitalized, were $41,639,000, $46,450,000 and $27,038,000 in fiscal 2001, 2000 and 1999, respectively.

   Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $15,070,000 in 2002; $10,178,000 in 2003;
$10,084,000 in 2004; $87,000 in 2005 and $628,000 in 2006. The annual maturity amounts do not include the amount of convertible debt securities that could be "put" back to the Company in 2003.

5.  Commitments

   The Company leases property and equipment. Many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that generally range from two additional five-year periods to eight ten-year periods. Rent expense charged to operations was $177,153,000, $145,617,000 and $111,863,000 in fiscal 2001, 2000 and 1999, respectively. Rent expense includes contingent rents, based on sales, of $3,901,000, $3,521,000 and $3,487,000 in fiscal 2001, 2000 and 1999, respectively.

   Property under capital leases consists of the following:

                                           February 2, February 3,
                                              2002        2001
                                           ----------- -----------
                                               (In Thousands)
             Buildings and improvements...   $54,862     $54,862
             Less accumulated amortization    20,009      18,209
                                             -------     -------
                                             $34,853     $36,653
                                             =======     =======

   Amortization expense related to capital leases totaled $1,800,000, $1,867,000 and $2,004,000 for fiscal 2001, 2000 and 1999, respectively.

   Future minimum lease payments at February 2, 2002, are as follows:

                                                   Capital Operating
                                                   Leases   Leases
                                                   ------- ----------
                                                     (In Thousands)
           Fiscal Year:
           2002................................... $ 5,872 $  186,090
           2003...................................   5,773    198,129
           2004...................................   6,002    197,197
           2005...................................   6,063    195,322
           2006...................................   6,014    194,069
           Thereafter.............................  56,109  2,459,061
                                                   ------- ----------
                                                    85,833 $3,429,868
                                                           ==========
           Less amount representing interest......  41,134
                                                   -------
           Present value of minimum lease payments $44,699
                                                   =======

   Included in the operating lease schedule above are $739,043,000 of minimum lease payments for stores that will open in 2002 and 2003.

                              KOHL'S CORPORATION

6.  Benefit Plans

   The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $8,535,000, $6,315,000 and $4,408,000 in fiscal 2001, 2000 and 1999, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

   The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. The participants direct their contributions and/or their account balances among any of the Plan's eight investment alternatives. Total expense was $4,147,000, $3,670,000 and $3,020,000 in fiscal 2001, 2000 and 1999, respectively.

   The Company also made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. The participants direct these contributions and/or their account balances among any of the Plan's eight investment alternatives. The total contribution expense was $6,210,000, $5,198,000 and $4,168,000 in fiscal 2001, 2000 and 1999, respectively.

7.  Income Taxes

   Deferred income taxes consist of the following:

                                             February 2, February 3,
                                                2002        2001
                                             ----------- -----------
                                                 (In Thousands)
           Deferred tax liabilities:
              Property and equipment........  $133,844    $103,091
           Deferred tax assets:
              Merchandise inventories.......    38,156      34,094
              Accrued and other liabilities.    23,398      15,764
              Accrued rent liability........    10,354       8,508
                                              --------    --------
                                                71,908      58,366
                                              --------    --------
           Net deferred tax liability.......  $ 61,936    $ 44,725
                                              ========    ========

   The components of the provision for income taxes are as follows:

                                          Fiscal Year
                                   --------------------------
                                     2001     2000     1999
                                   -------- -------- --------
                                         (In Thousands)
                   Current Federal $258,195 $204,989 $135,586
                   Current State..   28,782   27,550   22,461
                   Deferred.......   17,211      427    4,923
                                   -------- -------- --------
                                   $304,188 $232,966 $162,970
                                   ======== ======== ========

                              KOHL'S CORPORATION

7.  Income Taxes (continued)

   The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

                                                          Fiscal Year
   -                                              --------------------------
                                                    2001     2000     1999
                                                  --------  -------  -------
   Provision at statutory rate...................     35.0%    35.0%    35.0%
   State income taxes, net of federal tax benefit      3.1      3.4      3.6
   Goodwill amortization.........................      0.2      0.3      0.4
   Other.........................................     (0.3)    (0.2)    (0.3)
                                                  --------  -------  -------
   Provision for income taxes....................     38.0%    38.5%    38.7%
                                                  ========  =======  =======
   Amounts paid for income taxes (in thousands).. $218,831  $85,063  $95,075
                                                  ========  =======  =======

8.  Preferred and Common Stock

   The Company's authorized capital stock includes 10,000,000 shares of $.01 par value preferred stock of which none have been issued.

   On March 6, 2000, the Company's Board of Directors declared a 2 for 1 stock split which was effected in the form of a stock dividend on the Company's common stock. Shareholders' equity and all share and per share amounts have been retroactively adjusted to reflect these dividends.

   The 1992 and 1994 Long-Term Compensation Plans provide for the granting of options to purchase shares of the Company's common stock to officers and key employees. The 1997 Stock Option Plan provides for granting of similar stock options to outside directors. The following table presents the number of options initially authorized and options available to grant under each of the plans:

                                 1992 Plan  1994 Plan  1997 Plan   Total
                                 ---------- ---------- --------- ----------
    Options initially authorized 22,800,000 24,000,000  400,000  47,200,000
    Options available for grant.
       February 3, 2001.........    238,597  9,732,811  308,000  10,279,408
       February 2, 2002.........    295,901  7,324,662  297,000   7,917,563

   The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. Options which are surrendered or terminated without issuance of shares are available for future grants.

                              KOHL'S CORPORATION

8.  Preferred and Common Stock (continued)

   The following table summarizes the Company's stock options at February 2, 2002, February 3, 2001, and January 29, 2000, and the changes for the years then ended:

                                        Number of   Weighted Average
                                         Options     Exercise Price
                                        ----------  ----------------
            Balance at January 30, 1999 26,039,858       $10.64
               Granted.................  4,434,750        35.13
               Surrendered.............   (518,388)       14.95
               Exercised............... (3,807,798)        5.04
                                        ----------       ------
            Balance at January 29, 2000 26,148,422        15.53
               Granted.................  2,592,975        63.49
               Surrendered.............   (908,217)       23.78
               Exercised............... (5,969,861)        7.68
                                        ----------       ------
            Balance at February 3, 2001 21,863,319        23.01
               Granted.................  2,887,325        65.11
               Surrendered.............   (525,480)       37.85
               Exercised............... (2,971,368)       12.15
                                        ----------       ------
            Balance at February 2, 2002 21,253,796       $29.87
                                        ==========       ======

Options exercisable at:

                                                  Weighted
                                                  Average
                                                  Exercise
                                         Shares    Price
                                       ---------- --------
                      February 2, 2002 11,907,265  $18.32
                      February 3, 2001 11,508,871  $13.20
                      January 29, 2000 13,628,550  $ 8.60

   Exercise prices for options outstanding at February 2, 2002, ranged from $1.75--$71.82. Additional information related to these options segregated by exercise price range is as follows:

                                                             Exercise Price Range
                                                       --------------------------------
                                                        $1.75 to   $9.50 to  $35.50 to
                                                         $9.49      $35.49    $71.82
                                                       ---------- ---------- ----------
Options outstanding...................................  7,253,245  5,940,700  8,059,851
Weighted average exercise price of options outstanding $     6.57 $    24.63 $    54.72
Weighted average remaining contractual life of options
  outstanding.........................................        3.4       11.3       13.9
Options exercisable...................................  5,688,895  4,409,099  1,809,271
Weighted average exercise price of options exercisable $     6.51 $    22.93 $    44.22

   The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, because the number of options is fixed and the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                              KOHL'S CORPORATION

8.  Preferred and Common Stock (continued)

   As required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company calculated the pro forma effect on net income and net income per share of accounting for employee stock options under the fair value method prescribed by SFAS No. 123 in the table below. The weighted-average fair values of options granted during fiscal 2001, 2000 and 1999 were estimated using a Black-Scholes option pricing model to be $34.78, $30.00 and $17.27, respectively. The model uses the following assumptions for all years: risk free interest rate between 4.75%-6.0%; dividend yield of 0%; volatility factors of the Company's common stock of 30-40%; and a 7-8 year expected life of the option.

                                                    Fiscal Year
                                             --------------------------
                                               2001     2000     1999
                                             -------- -------- --------
         Pro forma net income (in thousands) $471,188 $348,618 $246,513
         Pro forma net income per share:
            Basic........................... $   1.39 $   1.06 $   0.76
            Diluted......................... $   1.38 $   1.04 $   0.74

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

10.  Quarterly Financial Information (Unaudited)

    Financial Information

                                                    Fiscal Year 2001
                              ---------------------------------------------------------
                                First      Second     Third      Fourth        Total
                              ---------- ---------- ---------- ----------    ----------
                                         (In Thousands, Except Per Share Data)
Net sales.................... $1,488,333 $1,515,750 $1,760,346 $2,724,225    $7,488,654
Gross margin.................    520,798    536,835    608,308    899,186     2,565,127
Net income...................     75,111     86,513    100,230    233,822       495,676
Weighted average basic shares    332,784    334,159    334,616    334,999       334,141
Basic net income per share... $     0.23 $     0.26 $     0.30 $     0.70    $     1.48
Diluted shares...............    341,142    342,118    342,292    346,121(a)    344,944(a)
Diluted net income per share. $     0.22 $     0.25 $     0.29 $     0.68(b) $     1.45(c)

--------
(a) Diluted shares include 3,946,000 shares related to the assumed conversion of convertible debt securities.
(b) The convertible debt securities have a dilutive impact on net income per share. In the calculation of diluted net income per share, the numerator is $235,233,000 which adds back $1,411,000 of interest on convertible debt securities, net of tax, for the fourth quarter.
(c) The convertible debt securities have a dilutive impact on net income per share. In the calculation of diluted net income per share for the year, the numerator is $501,238,000 which adds back $5,562,000 of interest on convertible debt securities, net of tax.

                              KOHL'S CORPORATION

10.  Quarterly Financial Information (Unaudited) (continued)

                                                  Fiscal Year 2000
                              ---------------------------------------------------------
                                First      Second     Third      Fourth        Total
                              ---------- ---------- ---------- ----------    ----------
                                        (In Thousands Except Per Share Data)
Net sales.................... $1,228,666 $1,255,360 $1,444,929 $2,223,041    $6,151,996
Gross margin.................    425,920    437,953    495,320    736,664     2,095,857
Net income...................     52,618     64,290     76,746    178,494       372,148
Weighted average basic shares    327,806    329,848    331,196    331,859       330,204
Basic net income per share... $     0.16 $     0.19 $     0.23 $     0.54    $     1.13
Diluted shares...............    336,353    338,973    339,693    344,055(a)    338,075
Diluted net income per share. $     0.16 $     0.19 $     0.23 $     0.52(b) $     1.10

--------
(a) Diluted shares include 3,946,000 shares related to the assumed conversion of convertible debt securities.
(b) The convertible debt securities have a dilutive impact on net income per share for the fourth quarter. In the calculation of diluted net income per share, the numerator is $179,956,000 which adds back $1,462,000, of interest on convertible debt securities, net of tax.

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

                                             Fiscal Year
                                          ----------------
                    LIFO Expense (Credit)  2001     2000
                    --------------------- -------  -------
                                           (In Thousands)
                         First........... $ 1,786  $ 1,844
                         Second..........   1,819    1,884
                         Third...........   2,112    2,168
                         Fourth..........  (3,458)  (4,028)
                                          -------  -------
                         Total year...... $ 2,259  $ 1,868
                                          =======  =======

   The Company estimates its LIFO provision throughout the year based on expected inflation. The provision is adjusted to actual inflation indices in the fourth quarter.

11.  Related Parties

   A director of the Company is also a shareholder of a law firm, which performs legal services for the Company.

   Rent expense incurred on store leases with various entities owned or controlled by a director of the Company and his affiliates, which is included in the total rent expense above, was $4,407,000, $4,253,000 and $4,353,000 in fiscal 2001, 2000 and 1999, respectively.

                              KOHL'S CORPORATION

                                  SCHEDULE II

                       Valuation and Qualifying Accounts
                            (Dollars in Thousands)

                                                                           Fiscal Year Ended
                                                                  ----------------------------------
                                                                  February 2, February 3, January 29,
                                                                     2002        2001        2000
                                                                  ----------- ----------- -----------
Accounts Receivable Allowances
   Balance at Beginning of Year..................................  $  9,282    $  7,171    $  4,069
   Charged to Costs and Expenses.................................    41,284      22,677      13,402
   Deductions-Bad Debts Written Off, Net of Recoveries and Other
     Allowances..................................................   (32,786)    (20,566)    (12,277)
   Other (1).....................................................        --          --       1,977
                                                                   --------    --------    --------
   Balance at End of Year........................................  $ 17,780    $  9,282    $  7,171
                                                                   ========    ========    ========

--------
(1) Adjustments to the accounts receivable allowance for receivables sold pursuant to SFAS No. 125

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Kohl's Corporation

                                             /S/  R. LAWRENCE MONTGOMERY
                                          By: _______________________________
                                             R. Lawrence Montgomery
                                             Chief Executive Officer

Dated: April 12, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                             /S/  R. LAWRENCE MONTGOMERY
      ______________________ ____________________________________________
      William S. Kellogg     R. Lawrence Montgomery
      Chairman and Director  Chief Executive Officer and Director
                             (Principal Executive Officer)
      /S/  KEVIN MANSELL     /S/  ARLENE MEIER
      ______________________ ____________________________________________
      Kevin Mansell          Arlene Meier
      President and Director Chief Operating Officer and Director
                             /S/  STEVEN A. BURD
      ______________________ ____________________________________________
      Jay H. Baker           Steven A. Burd
      Director               Director
                             /S/  JAMES ERICSON
      ______________________ ____________________________________________
      Wayne Embry            James Ericson
      Director               Director
      /S/  JOHN F. HERMA     /S/  FRANK V. SICA
      ______________________ ____________________________________________
      John F. Herma          Frank V. Sica
      Director               Director
      /S/  HERBERT SIMON     /S/  PETER M. SOMMERHAUSER
      ______________________ ____________________________________________
      Herbert Simon          Peter M. Sommerhauser
      Director               Director
      /S/  R. ELTON WHITE    /S/  PATRICIA JOHNSON
      ______________________ ____________________________________________
      R. Elton White         Patricia Johnson
      Director               Chief Financial Officer
                             (Principal Financial and Accounting Officer)

Dated: April 12, 2002

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

4.5 Second Supplemental Indenture dated as of March 8, 2001 between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

4.6 Third Supplemental Indenture dated January 15, 2002 between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.6 of the Company's registration statement on Form S-3 (Reg. No. 333-83788), filed on March 6, 2002.

4.7 Indenture dated as of June 12, 2000 between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit
          4.1 of the Company's registration statement on Form S-3 (Reg. No. 333-43988).

4.8 Registration Rights Agreement dated June 12, 2000 between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated herein by reference to Exhibit 4.2 of the Company's registration statement on Form S-3 (Reg. No. 333-43988).

4.9 Certain other long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 4 and not filed herewith.

10.1 Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.2 Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.3 Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.4      Executive Medical Plan, incorporated herein by reference to Exhibit
          10.9 of the Company's registration statement on Form S-1 (File No. 33-46883).*

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

10.13 First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.14 Employment Agreement between the Company and Arlene Meier dated November 15, 2000, incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.15 Receivables Purchase Agreement dated December 23, 1999 by and among the Company, Kohl's Department Stores, Inc., PREFCO, various Investors and Bank One, NA, as agent, incorporated herein by reference to
          Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

10.16 Amendment No. 1 to Receivables Purchase Agreement dated December 20, 2000 by and among the Company, Kohl's Department Stores, Inc., PREFCO, various Investors and Bank One, NA, as agent, incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

10.17 Amendment No. 2 to Receivables Purchase Agreement dated December 20, 2001 by and among the Company, Kohl's Department Stores, Inc., PREFCO, various Investors and Bank One, NA, as agent.

10.18 Amendment No. 3 to Receivables Purchase Agreement dated as of February 4, 2002 by and among the Company, Kohl's Department Stores, Inc., PREFCO, various Investors and Bank One, NA, as agent.

12.1      Statement regarding calculation of ratio of earnings to fixed charges.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Ernst & Young LLP.

99.1      Cautionary Statements Regarding Forward Looking Information and Risk
          Factors.



* A management contract or compensatory plan or arrangement.