Form 10-Q
period 2002-05-04
KOHLS CORPORATION
filed 2002-06-18
CIK 885639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      May 4, 2002
                              -----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-11084
                       -------

                               KOHL'S CORPORATION
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

           WISCONSIN                                     39-1630919
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                53051
---------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (262) 703-7000
                                                   --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes      X         No ____________
    -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 13, 2002 Common
                                                            --------------------
Stock, Par Value $.01 per Share, 336,660,604 shares Outstanding.
---------------------------------------------------------------

                               KOHL'S CORPORATION
                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements:
         Condensed Consolidated Balance Sheets at
         May 4, 2002, February 2, 2002 and May 5, 2001                     3

         Condensed Consolidated Statements of Income for the
         Three Months Ended May 4, 2002 and May 5, 2001                    4

         Condensed Consolidated Statement of Changes in
         Shareholders' Equity for the Three Months Ended
         May 4, 2002                                                       5

         Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended May 4, 2002 and May 5, 2001                6

         Notes to Condensed Consolidated Financial Statements            7-8

Item 2   Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                           9-13

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8 - K                               14

         Signatures                                                       15

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      May 4,        February 2,      May 5,
                                                                       2002           2002           2001
                                                                    ------------  --------------  -------------
                                                                     (Unaudited)     (Audited)     (Unaudited)
                                                                         (In thousands, except share amounts)
                         Assets
                   --------------------

Current assets:
       Cash and cash equivalents                                    $  100,541      $   106,722    $    13,493
       Short-term investments                                           25,000          229,377        144,030
       Accounts receivable, net of allowance for doubtful
         accounts of $19,520, $17,780 and $11,431                      836,675          835,946        712,032
       Merchandise inventories                                       1,418,974        1,198,307      1,134,129
       Deferred income taxes                                            32,426           52,292         36,569
       Other                                                            69,033           41,400         46,224
                                                                    ----------      -----------    -----------

                   Total current assets                              2,482,649        2,464,044      2,086,477

Property and equipment, net                                          2,327,094        2,199,494      1,818,746
Other assets                                                            87,072           81,850         71,163
Favorable lease rights                                                 173,012          174,860        176,301
Goodwill                                                                 9,338            9,338         13,238
                                                                    ----------      -----------    -----------

                   Total assets                                     $5,079,165      $ 4,929,586    $ 4,165,925
                                                                    ==========      ===========    ===========

              Liabilities and Shareholders' Equity
            ----------------------------------------

Current liabilities:
       Accounts payable                                             $  581,108      $   478,870    $   387,314
       Accrued liabilities                                             234,316          259,598        189,197
       Income taxes payable                                             37,905          125,085         30,065
       Short-term debt                                                   5,000                -          5,000
       Current portion of long-term debt                                11,509           16,418         16,568
                                                                    ----------      -----------    -----------

                   Total current liabilities                           869,838          879,971        628,144

Long-term debt                                                       1,087,882        1,095,420      1,089,434
Deferred income taxes                                                  123,585          114,228         89,769
Other long-term liabilities                                             53,041           48,561         40,933

Shareholders' equity:
       Common stock-$.01 par value, 800,000,000 shares
          authorized, 336,513,278, 335,138,497, and 333,409,969
          issued                                                         3,365            3,351          3,334
       Paid-in capital                                               1,051,947        1,005,169        951,990
       Retained earnings                                             1,889,507        1,782,886      1,362,321
                                                                    ----------      -----------    -----------

                   Total shareholders' equity                        2,944,819        2,791,406      2,317,645
                                                                    ----------      -----------    -----------

                   Total liabilities and shareholders' equity       $5,079,165      $ 4,929,586    $ 4,165,925
                                                                    ==========      ===========    ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months (13 Weeks) Ended
                                                 --------------------------------
                                                     May 4,            May 5,
                                                      2002              2001
                                                 ----------------   -------------
                                               (In thousands, except per share data)
Net sales                                          $ 1,870,588      $ 1,488,333
Cost of merchandise sold                             1,213,821          967,535
                                                   -----------      -----------

Gross margin                                           656,767          520,798
Operating expenses:
       Selling, general, and administrative            411,827          338,241
       Depreciation and amortization                    43,969           35,512
       Goodwill amortization                                 -            1,300
       Preopening expenses                              16,939           13,235
                                                   -----------      -----------

Operating income                                       184,032          132,510

Interest expense, net                                   12,615           10,576
                                                   -----------      -----------

Income before income taxes                             171,417          121,934
Provision for income taxes                              64,796           46,823
                                                   -----------      -----------

Net income                                         $   106,621      $    75,111
                                                   ===========      ===========

Earnings per share:

       Basic
                Net income                         $      0.32      $      0.23
                Average number of  shares              335,858          332,784

       Diluted
                Net income                         $      0.31      $      0.22
                Average number of  shares              342,615          341,142

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                            Common Stock          Paid-In        Retained
                                                    --------------------------
                                                       Shares        Amount       Capital        Earnings       Total
                                                    -------------  -----------  -----------   --------------  ----------
                                                                     (In thousands, except share amounts)
Balance at February 2, 2002                           335,138,497  $     3,351  $  1,005,169   $ 1,782,886     $ 2,791,406

Exercise of stock options                               1,374,781           14        16,661             -          16,675

Income tax benefit from exercise of stock options               -            -        30,117             -          30,117

Net income                                                      -            -             -       106,621         106,621
                                                    -------------  -----------   -----------   -----------     -----------

Balance at May 4, 2002                                336,513,278  $     3,365  $  1,051,947   $ 1,889,507     $ 2,944,819
                                                    ======================================================================

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months (13 Weeks) Ended
                                                              --------------------------------
                                                                May 4, 2002     May 5, 2001
                                                              ---------------  ---------------
                                                                       (In thousands)

 Operating activities

 Net income                                                     $ 106,621          $  75,111
 Adjustments to reconcile net income to net cash (used in)
   provided by operating activities
          Depreciation and amortization                            44,167             36,997
          Amortization of debt discount                             2,323              2,252
          Deferred income taxes                                    29,223              8,475
          Changes in operating assets and liabilities:
            Accounts receivable                                      (729)           (30,776)
            Merchandise inventories                              (220,667)          (130,839)
            Other current assets                                  (27,633)           (20,625)
            Accounts payable                                      102,238            (12,625)
            Accrued and other long-term liabilities               (20,802)               813
            Income taxes                                          (57,063)           (59,390)
                                                                ---------          ---------
 Net cash used in operating activities                            (42,322)          (130,607)

 Investing activities

 Acquisition of property and equipment
      and favorable lease rights, net                            (165,757)          (176,110)
 Net sales (purchases) of short-term investments                  204,377            (95,430)
 Other                                                             (9,347)            (6,971)
                                                                ---------          ---------

 Net cash provided by (used in) investing activities               29,273           (278,511)

 Financing activities

 Proceeds from short-term debt                                      5,000                  -
 Proceeds from public debt offering, net                                -            299,503
 Payments of other long-term debt, net                            (14,770)           (15,402)
 Payments of financing fees on debt                                   (37)            (1,534)
 Proceeds from stock option exercises                              16,675             16,423
                                                                ---------          ---------

 Net cash provided by financing activities                          6,868            298,990

                                                                ---------          ---------
 Net decrease in cash and cash equivalents                         (6,181)          (110,128)
 Cash and cash equivalents at beginning of period                 106,722            123,621
                                                                ---------          ---------

 Cash and cash equivalents at end of period                     $ 100,541          $  13,493
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

2.       Reclassifications

         Certain reclassifications have been made to the prior periods' financial statements to conform to the fiscal 2002 presentation.

3.       New Accounting Pronouncements

         During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on February 3, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Goodwill is now subject to fair value based impairment tests. In addition, a transitional goodwill impairment test is required as of the adoption date. The Company completed the transitional impairment test during the first quarter of 2002 and determined there were no impairment losses on existing goodwill. The remaining balance of goodwill is $9.3 million. In accordance with SFAS No. 142, the Company ceased amortization of its remaining goodwill. Under SFAS No. 142, the Company would have had $1.3 million of additional pretax income and net income in the first quarter of fiscal 2001, and the impact on basic and diluted earnings per share would have been less than $0.01.

         In August 2001, The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121. The Company adopted SFAS No. 144 on February 3, 2002. The adoption of this statement did not have an impact on the Company's results of operations or financial position.

4.       Merchandise Inventories

         The Company uses the last-in, first-out (LIFO) method of accounting for merchandise inventories. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                         LIFO Expense
                            --------------------------------------
                   Quarter     Fiscal 2002         Fiscal 2001
                   -------     -----------         -----------
                                       (In thousands)

                    First       $ 2,243              $ 1,786

         Inventories would have been $9,353,000, $7,110,000, and $6,637,000 higher at May 4, 2002, February 2, 2002, and May 5, 2001, respectively, if they had been valued using the first-in, first-out (FIFO) method.

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

6.       Net Income Per Share

         The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows:

                                                     Three Months Ended
                                               --------------------------------
                                                 May 4, 2002       May 5, 2001
                                                 -----------       -----------
                                                         (In thousands)
           Denominator for basic earnings
           per share-
           Weighted average shares                 335,858           332,784

           The impact of dilutive
           employee stock options                    6,757             8,358
                                                   -------           -------

           Denominator for dilutive
           earnings                                342,615           341,142
                                                   =======           =======

Item 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITIONS AND RESULTS OF OPERATIONS
                      ------------------------------------
                         THREE MONTHS ENDED MAY 4, 2002
                         ------------------------------

Results of Operations
---------------------

         At May 4, 2002, the Company operated 420 stores compared with 354 stores at the same time last year. During the quarter, the company continued to execute its growth strategy by opening 38 new stores. In March, Kohl's entered the Houston, TX market with 12 stores. In April, the Company opened 26 stores including entering the Boston market with 13 stores and the Nashville, TN market with four stores. In addition, the Company added two stores in Dallas, TX; one store in the Indianapolis, IN market; one store in Huntsville, AL and five stores in the Northeast region. In fall of 2002, Kohl's plans to open approximately 32 stores including an entry into the Providence, RI market with four stores; two additional stores in the Boston, MA market; 14 additional stores in the Midwest region; five additional stores in the Northeast region and seven new stores in other existing regions.

         Net sales increased $382.3 million or 25.7% to $1,870.6 million for the three months ended May 4, 2002, from $1,488.3 million for the three months ended May 5, 2001. Net sales increased $254.3 million due to the opening of 38 new stores in 2002 and the inclusion of 62 new stores opened in 2001. The remaining $128.0 million is attributable to comparable store sales growth of 9.1%.

         Gross margin for the three months ended May 4, 2002, was $656.8 million, or 35.1% compared to $520.8 million, or 35.0% for the three months ended May 5, 2001. Gross margin increased $133.8 million due to growth in sales. The increase in the gross margin rate is primarily attributable to a change in the sales mix. Accessories and women's apparel, which generally achieve a higher than average gross margin rate, experienced a rate of sales growth that exceeded the Company's average for the three months ended May 4, 2002.

         Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and corporate functions, but exclude depreciation and amortization. The S,G&A expenses declined to 22.0% of net sales for the three months ended May 4, 2002, from 22.7% of net sales for the three months ended May 5, 2001. Of the 71 basis points improvement, 34 basis points are due to improvement in store operating expenses while the remainder is primarily due to advertising leverage.

         Depreciation and amortization for the three months ended May 4, 2002, was $44.0 million compared to $36.8 million for the three months ended May 5, 2001. The increase is primarily attributable to the addition of new stores, the opening of two new distribution centers and the remodeling of existing stores.

         Preopening expenses are expensed as incurred and relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended May 4, 2002, was $16.9 million compared to $13.2 million for the three months ended May 5, 2001. The increase is primarily due to an increase in the number of new stores opened and the timing of related expenses. The average cost incurred to open the 38 stores in the first quarter of fiscal 2002 was $550,000 per store. The average cost incurred to open the 34 stores in the first quarter of fiscal 2001 was $540,000. The average cost fluctuates based on the mix of stores opened in new markets versus fill-in stores opened in existing markets.

         As a result of the above factors, operating income for the three months ended May 4, 2002, increased $51.5 million or 38.9% over the three months ended May 5, 2001.

         Net interest expense for the three months ended May 4, 2002, was $12.6 million compared to $10.6 million for the three months ended May 5, 2001. The Company incurred incremental interest expense as a result of the $300.0 million of non-callable secured notes issued March 2001.

         Net income for the three months ended May 4, 2002, increased 42.0% to $106.6 million from $75.1 million for the three months ended May 5, 2001. Earnings were $0.31 per diluted share for the three months ended May 4, 2002, compared to $0.22 per diluted share for the three months ended May 5, 2001.

Seasonality & Inflation
-----------------------

         The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 16% and 31% of sales typically occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

         The Company does not believe that inflation has had a material effect on the results during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

Financial Condition and Liquidity
---------------------------------

         The Company's primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in credit card accounts receivable and capital expenditures in connection with expansion and remodeling programs. The Company's primary sources of funds for its business activities are cash flow from operations, $225 million of available financing secured by its proprietary accounts receivable, seasonal borrowings under its $300 million revolving credit facility and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowings requirements as needed.

         The Company's working capital increased to $1,612.8 million at May 4, 2002, from $1,584.1 million at February 2, 2002, and from $1,458.3 million at May 5, 2001. The increase from May 5, 2001, is primarily attributable to an increase in accounts receivable and inventory, offset in part by an increase in accounts payable.

         The Company's accounts receivable at May 4, 2002, increased $124.6 million over the May 5, 2001, balance. These receivables are related to the Company's proprietary credit card. Proprietary credit card sales as a percent of total net sales increased from 32.2% for the three months ended May 5, 2001, to 33.7% for the three months ended May 4, 2002. Due to the difficult economic environment in 2001, the Company experienced a significant increase in net write-off's related to customer bankruptcies and delinquent accounts. As a result, the allowance for doubtful accounts was increased from $11.4 million or 1.6% of gross receivables at May 5, 2001, to $19.5 million or 2.3% of gross receivables at May 4, 2002.

         The Company's merchandise inventories increased $284.8 million over the May 5, 2001 balance. The increase was primarily the result of higher merchandise levels required to support existing stores and new store locations. Accounts payable increased $193.8 million from May 5, 2001. Fluctuations in the level of accounts payable are primarily attributable to the timing of inventory receipts and invoice dating arrangements with vendors.

         Cash used in operating activities was $42.3 million for the three months ended May 4, 2002, compared to $130.6 million for the three months ended May 5, 2001.

Excluding changes in operating assets and liabilities, cash provided by operating activities was $182.3 million for the three months ended May 4, 2002, compared to $122.8 million for the three months ended May 5, 2001. The change in cash was due to an increase in net income and the related provision for deferred income taxes.

         Capital expenditures for the three months ended May 4, 2002, were $165.8 million compared to the $176.1 million for the same period a year ago. The decrease in expenditures is primarily attributable to the timing of spending related to new stores.

         Total capital expenditures for fiscal 2002 are expected to be approximately $740 million. This estimate includes new store spending as well as base capital needs. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished.

         The Company opened 38 new stores during the quarter, including entering the Houston market with 12 stores; the Boston market with 13 stores and the Nashville market with four stores. The Company plans to open 32 additional stores during the third quarter, including 8 new stores in August and 24 new stores in October.

         In 2003, the Company plans to open approximately 80 new stores including the opening of approximately 40 stores in Southern California, Phoenix and Las Vegas. A distribution center, located in San Bernardino, CA, is currently under construction and will be opened at the end of fiscal 2002 to support the Company's expansion into this region.

         In March 2002, the Company filed a shelf registration statement on Form S-3 with the SEC, which was effective June 6, 2002. The registration statement allows the Company to publicly offer and sell securities from time to time for an aggregate offering price of up to $300 million.

Forward Looking Statements
--------------------------

         Item 2 of this form 10-Q contains "forward looking statements", subject to protections under federal law. The Company intends words such as "believes", "anticipates", "plans", "may", "will", "should", "expects", and similar expressions to identify forward-looking statements. In addition, statements covering the Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. Such statements are subject to certain risks to differ materially from those anticipated by the forward-looking statements. These risks and uncertainties include but are not limited to those described in Exhibit 99.1 to the Company's annual report on Form 10-K filed with the SEC on April 12, 2002, which is expressly incorporated herein by reference, and such other factors as may periodically be described in the Company's filings with the SEC.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  12.1 Statement regarding calculation of ratio of earnings to fixed charges.

         b)       Reports on Form 8-K

                  There were no reports on form 8-K filed for three months ended May 4, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Kohl's Corporations
                                                      (Registrant)

Date: June 18, 2002                                   /s/ R. Lawrence Montgomery
                                                      --------------------------
                                                      R. Lawrence Montgomery
                                                      Chief Executive Officer
                                                      and Director

Date: June 18, 2002                                   /s/ Patricia Johnson
                                                      --------------------
                                                      Patricia Johnson
                                                      Chief Financial Officer