Form 10-Q
period 2002-08-03
KOHLS CORPORATION
filed 2002-09-16
CIK 885639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002
                               --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ----------------------   -----------------------

Commission file number 1-11084
                       -------

                               KOHL'S CORPORATION
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

          WISCONSIN                                   39-1630919
          ---------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                53051
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (262) 703-7000
                                                    -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

Yes     X        No
    ---------       ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 26, 2002 Common Stock, Par Value $.01 per Share, 336,920,548 shares outstanding.

                               KOHL'S CORPORATION
                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1     Financial Statements:
           Condensed Consolidated Balance Sheets at
           August 3, 2002, February 2, 2002 and August 4, 2001                 3

           Condensed Consolidated Statements of Income for the
           Three Months and Six Months Ended August 3, 2002
           and August 4, 2001                                                  4

           Condensed Consolidated Statement of Changes in
           Shareholders' Equity for the Six Months Ended
           August 3, 2002                                                      5

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended August 3, 2002 and
           August 4, 2001                                                      6

           Notes to Condensed Consolidated Financial Statements              7-9

Item 2     Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                            10-14

Item 4     Controls and Procedures                                            15

PART II    OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders             16-17

Item 6     Exhibits and Reports on Form 8-K                                   17

           Signatures                                                         18

           Certifications                                                  19-20

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                August 3,      February 2,      August 4,
                                                                   2002            2002            2001
                                                               -----------     -----------     -----------
                                                               (Unaudited)      (Audited)      (Unaudited)
                                                                       (In thousands)
          Assets
          ------

Current assets:
   Cash and cash equivalents                                  $    85,039     $   106,722     $     4,563
   Short-term investments                                         113,230         229,377         164,663
   Accounts receivable, net                                       828,649         835,946         703,630
   Merchandise inventories                                      1,454,419       1,198,307       1,167,652
   Deferred income taxes                                           40,593          52,292          40,770
   Other                                                           56,182          41,400          37,437
                                                              -----------     -----------     -----------
        Total current assets                                    2,578,112       2,464,044       2,118,715

Property and equipment, net                                     2,425,389       2,199,494       1,909,180
Other assets                                                       89,945          81,850          76,843
Favorable lease rights                                            171,007         174,860         174,707
Goodwill                                                            9,338           9,338          11,938
                                                              -----------     -----------     -----------
        Total assets                                          $ 5,273,791     $ 4,929,586     $ 4,291,383
                                                              ===========     ===========     ===========

 Liabilities and Shareholders' Equity
 ------------------------------------

Current liabilities:
   Accounts payable                                           $   590,942     $   478,870     $   397,330
   Accrued liabilities                                            246,148         259,598         175,276
   Income taxes payable                                            69,253         125,085          28,685
   Short-term debt                                                      -               -           5,000
   Current portion of long-term debt                               11,141          16,418          16,358
                                                              -----------     -----------     -----------
        Total current liabilities                                 917,484         879,971         622,649

Long-term debt                                                  1,089,695       1,095,420       1,091,150
Deferred income taxes                                             134,847         114,228          96,348
Other long-term liabilities                                        52,251          48,561          43,565

Shareholders' equity:
   Common stock                                                     3,368           3,351           3,346
   Paid-in capital                                              1,062,251       1,005,169         985,491
   Retained earnings                                            2,013,895       1,782,886       1,448,834
                                                              -----------     -----------     -----------
        Total shareholders' equity                              3,079,514       2,791,406       2,437,671
                                                              -----------     -----------     -----------
        Total liabilities and shareholders' equity            $ 5,273,791     $ 4,929,586     $ 4,291,383
                                                              ===========     ===========     ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months (13 Weeks) Ended           Six Months (26 Weeks) Ended
                                                -------------------------------         ----------------------------
                                                 August 3,           August 4,           August 3,         August 4,
                                                   2002                2001                2002              2001
                                                -----------         -----------         -----------       ----------
                                                                  (In thousands, except per share data)
Net sales                                       $1,921,830          $1,515,750          $3,792,418        $3,004,083
Cost of merchandise sold                         1,234,773             978,915           2,448,594         1,946,450
                                                ----------          ----------          ----------        ----------

Gross margin                                       687,057             536,835           1,343,824         1,057,633
Operating expenses:
    Selling, general, and administrative           423,698             343,898             835,525           682,141
    Depreciation and amortization                   47,426              37,079              91,395            72,589
    Goodwill amortization                               -                1,300                  -              2,600
    Preopening expenses                              2,939               2,208              19,878            15,443
                                                ----------          ----------          ----------        ----------

Operating income                                   212,994             152,350             397,026           284,860

Interest expense, net                               13,013              12,756              25,628            23,332
                                                ----------          ----------          ----------        ----------

Income before income taxes                         199,981             139,594             371,398           261,528
Provision for income taxes                          75,593              53,081             140,389            99,904
                                                ----------          ----------          ----------        ----------

Net income                                      $  124,388          $   86,513          $  231,009        $  161,624
                                                ==========          ==========          ==========        ==========
Earnings per share:

  Basic
     Net income                                 $     0.37          $     0.26          $     0.69        $     0.48
     Average number of shares                      336,662             334,159             336,260           333,472

  Diluted
     Net income                                 $     0.36          $     0.25          $     0.67        $     0.47
     Average number of shares                      343,439             342,118             342,942           341,583


     See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                       Common Stock
                                                    ------------------        Paid-In      Retained
                                                    Shares      Amount        Capital      Earnings        Total
                                                    ------      ------        -------      --------        -----
                                                           (In thousands, except share amounts)
Balance at February 2, 2002                       335,138,497   $ 3,351    $ 1,005,169    $ 1,782,886    $ 2,791,406
Exercise of stock options                           1,636,772        17         21,807              -         21,824
Income tax benefit from exercise of stock options           -         -         35,275              -         35,275
Net income                                                  -         -              -        231,009        231,009
                                                  -----------   -------    -----------    -----------    -----------
Balance at August 3, 2002                         336,775,269   $ 3,368    $ 1,062,251    $ 2,013,895    $ 3,079,514
                                                  ===========   =======    ===========    ===========    ===========


      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six Months (26 Weeks) Ended
                                                                          ---------------------------------
                                                                          August 3, 2002     August 4, 2001
                                                                          --------------     --------------
                                                                                    (In thousands)
Operating activities

Net income                                                                    $231,009           $161,624
Adjustments to reconcile net income to net cash
   provided by operating activities
        Depreciation and amortization                                           91,810             75,575
        Amortization of debt discount                                            4,658              4,523
        Deferred income taxes                                                   32,318             10,853
        Changes in operating assets and liabilities:
          Accounts receivable                                                    7,297            (22,374)
          Merchandise inventories                                             (256,112)          (164,362)
          Other current assets                                                 (14,782)           (11,838)
          Accounts payable                                                     112,072             (2,609)
          Accrued and other long-term liabilities                               (8,119)           (10,475)
          Income taxes                                                         (20,557)           (38,624)
                                                                              --------           --------
Net cash provided by operating activities                                      179,594              2,293

Investing activities

Acquisition of property and equipment
     and favorable lease rights, net                                          (310,096)          (299,140)
Net sales (purchases) of short-term investments                                116,147           (116,063)
Other                                                                          (12,556)           (15,705)
                                                                              --------           --------
Net cash used in investing activities                                         (206,505)          (430,908)

Financing activities

Proceeds from public debt offering, net                                              -            299,503
Payments of other long-term debt, net                                          (15,660)           (16,167)
Payments of financing fees on debt                                                (936)            (1,569)
Proceeds from stock option exercises                                            21,824             27,790
                                                                              --------           --------
Net cash provided by financing activities                                        5,228            309,557
                                                                              --------           --------
Net decrease in cash and cash equivalents                                      (21,683)          (119,058)
Cash and cash equivalents at beginning of period                               106,722            123,621
                                                                              --------           --------
Cash and cash equivalents at end of period                                    $ 85,039           $  4,563
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

3.   New Accounting Pronouncements

     During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on February 3, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Goodwill is now subject to fair value based impairment tests. In addition, a transitional goodwill impairment test is required as of the adoption date. The Company completed the transitional impairment test during the first quarter of 2002 and determined there was no impairment losses on existing goodwill. The remaining balance of goodwill is $9.3 million. In accordance with SFAS No. 142, the Company ceased amortization of its remaining goodwill. Under SFAS No. 142, the Company would have had $1.3 million of additional pretax income and net income in the second quarter of fiscal 2001 and $2.6 million for the six months ended August 4, 2001. The impact on basic and diluted earnings per share would have been less than $0.01.

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

4.   Merchandise Inventories

     The Company uses the last-in, first-out (LIFO) method of accounting for merchandise inventory. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                  LIFO Expense
                                  ------------
          Quarter          Fiscal 2002     Fiscal 2001
          -------          -----------     -----------
                                 (In Thousands)
           First             $2,243          $1,786
          Second              2,305           1,819
                             ------          ------
    Total Year to Date       $4,548          $3,605
                             ======          ======

     Inventories would have been $11,658,000, $7,110,000, and $8,456,000 higher at August 3, 2002, February 2, 2002, and August 4, 2001, respectively, if they had been valued using the first-in, first-out (FIFO) method.

5.   Debt

     During the quarter, the Company executed two new unsecured revolving bank credit facilities. The first agreement consists of a $532 million facility maturing July 10, 2007. The second agreement consists of a $133 million facility maturing July 10, 2003. These agreements replace a $300 million unsecured revolving bank credit facility which would have matured on June 13, 2003. Depending on the type of advance under the new facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company's long-term unsecured debt rating; or the agent bank's base rate. No amounts were outstanding under any of these facilities as of August 3, 2002, or August 4, 2001.

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

7.   Net Income Per Share

     The numerator for the calculation of basic and diluted net income per share is net income. The denominator is summarized as follows:

                                                        Six Months ended
                                                ---------------------------------
                                                August 3, 2002     August 4, 2001
                                                --------------     --------------
                                                         (In Thousands)
Denominator for basic earnings per share
- weighted average shares                          336,260           333,472

Impact of dilutive employee stock options            6,682             8,111
                                                   -------           -------

Denominator for dilutive earnings per share        342,942           341,583
                                                   =======           =======

Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS
                THREE MONTHS AND SIX MONTHS ENDED AUGUST 3, 2002

Results of Operations
---------------------

     During the first half of the year, the Company successfully opened 38 new stores including entering the Houston market with 12 stores; the Boston market with 13 stores and the Nashville market with four stores along with three additional stores in New York; two stores in Dallas, TX; two stores in New Jersey; and a store each in Huntsville, AL and Indianapolis, IN.

     The Company plans to open another 33 prototype stores in the second half of the year, five in August and 28 in October. In August, the Company opened two new stores in the Columbia, SC market; one store in the Detroit, MI market; one store in the Toledo, OH market; and an additional store in Manchester, CT. In October, the Company plans to enter the Providence, RI market with four stores and add three stores in the Milwaukee, WI market; two stores in the Boston, MA market; two stores in the Philadelphia, PA market; five stores in Ohio; three stores in New Jersey; two stores in Minnesota; and one additional store each in New York, Virginia, North Carolina, Iowa, Illinois, Indiana and Texas.

     In addition, the Company plans to open 4 stores as a small market test. These stores will average 62,000 square feet and are designed to take the Kohl's concept into a smaller footprint for lower population markets. Three of these stores opened in August: one in Wisconsin, one in Iowa and one in Michigan. The fourth will open in October in North Carolina. That will bring the total number of stores the Company plans to open this year to 75 and the Company anticipates ending the fiscal year with 457 stores.

     In 2003, the Company plans to open approximately 80 new stores. The Company anticipates opening 30-35 stores in the first quarter including the Company's entry into the Los Angeles, CA market. In the fall season, the Company plans to open approximately 45-50 new stores including entries into the Phoenix, AZ and Las Vegas, NV markets. A distribution center, located in San Bernardino, CA, is currently under construction and will be opened at the end of fiscal 2002 to support the Company's growth in the southwest.

     Net sales increased $406.1 million or 26.8% to $1,921.8 million for the three months ended August 3, 2002, from $1,515.7 million for the three months ended August 4, 2001. Net sales increased $245.3 million due to the opening of 38 new stores in the first half of 2002 and the inclusion of 28 new stores opened in 2001. The remaining $160.8 million is attributable to comparable store sales growth of 10.6%.

     Net sales increased $788.3 million or 26.2% to $3,792.4 million for the six months ended August 3, 2002, from $3,004.1 million for the six months ended August 4, 2001. Net sales increased $518.5 million due to the opening of 38 new stores in the first half of 2002 and the inclusion of 62 new stores opened in 2001. The remaining $269.8 million is attributable to comparable store sales growth of 9.6%.

     Gross margin for the three months ended August 3, 2002, was $687.1 million, or 35.8% compared to $536.8 million, or 35.4% for the three months ended August 4, 2001. Gross margin for the six months ended August 3, 2002, was $1,343.8 million, or 35.4% compared to $1,057.6 million, or 35.2% for the six months ended August 4, 2001. The increase in gross margin was primarily due to the growth in sales and improved margin rate by merchandise category for the three months and six months ended August 3, 2002.

     Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and corporate functions, but exclude depreciation and amortization. The S,G&A expenses declined to 22.0% of net sales for the three months ended August 3, 2002, from 22.7% of net sales for the three months ended August 4, 2001. Of the 64 basis points of rate improvement, 38 basis points are due to leverage of store operating expenses while the remainder is due to leverage of other S,G&A costs. The S,G&A expenses declined to 22.0% of net sales for the six months ended August 3, 2002, from 22.7% of net sales for the six months ended August 4, 2001. Of the 68 basis points of rate improvement, 33 basis points are due to leverage of store operating expenses while the remainder is due to the leverage of other S,G&A costs.

     Depreciation and amortization for the three months ended August 3, 2002, was $47.4 million compared to $38.4 million for the three months ended August 4, 2001. Depreciation and amortization for the six months ended August 3, 2002, was $91.4 million compared to $75.2 million for the six months ended August 4, 2001. The increase is primarily attributable to the addition of new stores, the opening of two new distribution centers and the remodeling and expansion of existing stores.

     Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended August 3, 2002, was $2.9 million compared to $2.2 million for the three months ended August 4, 2001. Preopening expense for the six months ended August 3, 2002, was $19.9 million compared to $15.4 million for the six months ended August 4, 2001. The increase is primarily due to an increase in the number of new stores opened and the timing of related expenses.

     As a result of the above factors, operating income for the three months ended August 3, 2002, increased $60.6 million or 39.8% over the three months ended August 4,

2001. Operating income for the six months ended August 3, 2002, increased $112.2 million or 39.4% over the six months ended August 4, 2001.

     Net interest expense for the three months ended August 3, 2002, was $13.0 million compared to $12.8 million for the three months ended August 4, 2001. Net interest expense for the six months ended August 3, 2002, was $25.6 million compared to $23.3 million for the six months ended August 4, 2001. The Company incurred incremental interest expense as a result of the $300 million of non-callable unsecured notes issued March 2001.

     Net income for the three months ended August 3, 2002, increased 43.8% to $124.4 million from $86.5 million for the three months ended August 4, 2001. Earnings were $0.36 per diluted share for the three months ended August 3, 2002, compared to $0.25 per diluted share for the three months ended August 4, 2001. Net income for the six months ended August 3, 2002, increased 42.9% to $231.0 million from $161.6 million for the six months ended August 4, 2001. Earnings were $0.67 per diluted share for the six months ended August 3, 2002, compared to $0.47 per diluted share for the six months ended August 4, 2001.

Seasonality & Inflation

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

Financial Condition and Liquidity

     The Company's primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in credit card accounts receivable and capital expenditures in connection with expansion and remodeling programs. The Company's primary sources of funds for its business activities are cash flow from operations, $225 million of available financing secured by its proprietary accounts receivable, seasonal borrowings under its $665 million revolving credit facilities and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. The Company's working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations.

     During the quarter, the Company executed two new unsecured revolving bank credit facilities. The new agreements consist of a $532 million facility maturing July 10, 2007, and an additional $133 million facility maturing July 10, 2003. The credit facilities will be used for general corporate purposes, including continued store growth.

     In March 2002, the Company filed a shelf registration statement on Form S-3 with the SEC, which was effective June 6, 2002. The registration statement allows the Company to publicly offer and sell securities from time to time for an aggregate offering price of up to $300 million. As of August 3, 2002, no amounts were sold under this registration statement.

    Cash provided by operating activities was $179.6 million for the six months ended August 3, 2002, compared to $2.3 million for the six months ended August 4, 2001. Excluding changes in operating assets and liabilities, cash provided by operating activities was $359.8 million for the six months ended August 3, 2002, compared to $252.6 million for the six months ended August 4, 2001.

     The following table summarizes information related to the Company's proprietary credit card receivables:


                                                      August 3,     February 2,   August 4,
                                                        2002           2002         2001
                                                      ---------     -----------   ---------
Gross accounts receivable                             $847,644       $853,726    $715,764

Allowance for doubtful accounts                       $ 18,995       $ 17,780    $ 12,134

Allowance as a % of gross accounts receivable              2.2%           2.1%        1.7%

Accounts receivable turnover (rolling 12 months)*          3.3x           3.2x        3.1x

* Calculated as credit card sales divided by average quarterly gross accounts receivable

     Proprietary credit card sales increased to $1.268.0 million, or 33.4% of net sales, for the six months ended August 3, 2002, from $942.0 million, or 31.3% of net sales, for the six months ended August 4, 2001. The Company's payment percent of billed balances ranged from 27% to 28% for the six months ended August 3, 2002, versus 24% to 25% for the six months ended August 4, 2001. The increase in the allowance for doubtful accounts as a percent of gross receivables is attributable to the increase in the rate of write-offs related to customer bankruptcies and delinquent accounts due to the economic environment in fiscal 2001.

     The Company's merchandise inventories increased $286.8 million over the August 4, 2001 balance and $256.1 million over the February 2, 2002 balance. The increases were primarily the result of higher merchandise levels required to support existing stores and new store locations. Accounts payable increased $193.6 million from August 4, 2001 and $112.1 from February 2, 2002. Fluctuations in the level of accounts payable are primarily attributable to the timing of inventory receipts and invoice dating arrangements with vendors.

     Capital expenditures for the six months ended August 3, 2002, were $310.1 million compared to the $299.1 million for the same period a year ago.
The increase in expenditures is primarily attributable to the timing of spending related to new stores.

     Total capital expenditures for fiscal 2002 are expected to be approximately $750 million. This estimate includes new store spending as well as base capital needs. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished. During fiscal 2002, the Company plans to open 75 new stores. In fiscal 2003, the Company plans to open approximately 80 additional stores.

Item 4. Controls and Procedures

     In the quarter ended August 3, 2002, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Management periodically reviews the Company's internal controls for effectiveness and plans to conduct quarterly evaluations of its disclosure controls and procedures.

Forward Looking Statements
--------------------------

     Item 2 of this form 10-Q contains "forward looking statements," subject to protections under federal law. The Company intends words such as "believes", "anticipates", "plans", "may", "will", "should", "expects", and similar expressions to identify forward-looking statements. In addition, statements covering the Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy and capital resources and reserves. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward looking statements. These risks and uncertainties include but are not limited to those described in Exhibit 99.1 to the Company's annual report on Form 10-K filed with the SEC on April 15, 2002, which is expressly incorporated herein by reference, and such other factors as may periodically be described in the Company's filings with the SEC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Kohl's Corporation was held on May 21, 2002:

     1.   To elect four directors to serve for a three-year term;

     2. To ratify the appointment of Ernst & Young LLP as independent auditors;

     3.   To vote on a shareholder proposal; and

     4. To act upon any other business that may properly come before the meeting or any adjournment thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected, the appointment of Ernst & Young LLP as independent auditors was ratified and the shareholder proposal was rejected.

The results of the voting were as follows:

1.   Election of directors:

     James D. Ericson

                            For       -  300,382,964 shares
                            Withheld  -  7,405,127 shares
     William S. Kellogg

                            For       -  299,108,764 shares
                            Withheld  -  8,679,327 shares
     Arlene Meier

                            For       -  298,950,365 shares
                            Withheld  -  8,837,726 shares
     R. Elton White

                            For       -  298,668,683 shares
                            Withheld  -  9,119,408 shares

2.   Ratification of Ernst & Young LLP as independent auditors:

                            For       -  295,405,333 shares
                            Against   -  11,256,193 shares
                            Abstain   -  1,126,565 shares

3.   Shareholder proposal:

                            For               -  11,434,824 shares
                            Against           -  263,604,607 shares
                            Abstain           -  9,958,659 shares
                            Broker Non-Votes  -  22,790,001 shares

Item 6. Exhibits and Reports on Form 8-K

        a)   Exhibits

             10.1 364-Day Credit Agreement dated as of July 10, 2002 among
                  Kohl's Corporation, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents and The Bank of New York, as Administrative Agent.

             10.2 Five-Year Credit Agreement dated as of July 10, 2002 among
                  Kohls Corporation, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents, and The Bank of New York as Issuing Bank, Swing Line Lender and Administrative Agent.

             12.1 Statement regarding calculation of ratio of earnings to fixed charges.

             99.1 Certification of Periodic Report by Chief Financial Officer

             99.2 Certification of Periodic Report by Chief Executive Officer

        b)   Reports on Form 8-K

             There were no reports on form 8-K filed for three months ended August 3, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Kohl's Corporation
                                            (Registrant)

Date:  September 13, 2002                   /s/ R. Lawrence Montgomery
                                            --------------------------
                                            R. Lawrence Montgomery
                                            Chief Executive Officer and Director

Date:  September 13, 2002                   /s/ Patricia Johnson
                                            --------------------
                                            Patricia Johnson
                                            Chief Financial Officer

                                 CERTIFICATIONS

I, R. Lawrence Montgomery, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kohl's Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002

                                                   /s/ R. LAWRENCE MONTGOMERY
                                                   -----------------------------
                                                   R. Lawrence Montgomery
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

I, Patricia Johnson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Kohl's Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 13, 2002

                                                   /s/ PATRICIA JOHNSON
                                                   -----------------------------
                                                   Patricia Johnson
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.