Form 10-Q
period 2002-11-02
KOHLS CORPORATION
filed 2002-12-09
CIK 885639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   November 2, 2002
                              -----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ______________________

Commission file number 1-11084
                       -------

                               KOHL'S CORPORATION
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

           WISCONSIN                               39-1630919
--------------------------------     ----------------------------------

(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin                  53051
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

Yes   X                 No___________
    ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X                 No___________
    ------

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date:     November 25, 2002 Common
                                                   -----------------------------
Stock, Par Value $.01 per Share, 337,183,942 shares outstanding.
---------------------------------------------------------------

                               KOHL'S CORPORATION
                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements:
         Condensed Consolidated Balance Sheets at
         November 2, 2002, February 2, 2002 and November 3, 2001                 3

         Condensed Consolidated Statements of Income for the
         Three Months and Nine Months Ended November 2, 2002
         and November 3, 2001                                                    4

         Condensed Consolidated Statement of Changes in
         Shareholders' Equity for the Nine Months Ended
         November 2, 2002                                                        5

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended November 2, 2002 and
         November 3, 2001                                                        6

         Notes to Condensed Consolidated Financial Statements                 7-10

Item 2   Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                11-15

Item 4   Controls and Procedures                                                16

PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8 - K                                     17

         Signatures                                                             18

         Certifications                                                      19-22

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                               KOHL'S CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           November 2,   February 2,   November 3,
                                                              2002          2002         2001
                                                           ----------- -------------- ------------
                                                           (Unaudited)   (Audited)     (Unaudited)
                                                                       (In thousands)
                       Assets
                    ------------

Current assets:
    Cash and cash equivalents                             $    92,501   $   106,722     $     8,306
    Short-term investments                                          -       229,377               -
    Accounts receivable, net                                  975,512       835,946         804,966
    Merchandise inventories                                 2,078,371     1,198,307       1,701,856
    Deferred income taxes                                      46,513        52,292          43,439
    Other                                                      48,868        41,400          44,860
                                                          -----------   -----------     -----------

            Total current assets                            3,241,765     2,464,044       2,603,427

Property and equipment, net                                 2,568,519     2,199,494       2,027,466
Other assets                                                   94,397        81,850          78,103
Favorable lease rights                                        178,990       174,860         172,953
Goodwill                                                        9,338         9,338          10,638
                                                          -----------   -----------     -----------

            Total assets                                  $ 6,093,009   $ 4,929,586     $ 4,892,587
                                                          ===========   ===========     ===========

         Liabilities and Shareholders' Equity
      ------------------------------------------

Current liabilities:
    Accounts payable                                      $   865,428   $   478,870     $   678,257
    Accrued liabilities                                       267,819       259,598         201,580
    Income taxes payable                                       46,533       125,085          47,153
    Short-term debt                                           225,000             -         165,000
    Current portion of long-term debt                          11,116        16,418          16,358
                                                          -----------   -----------     -----------

            Total current liabilities                       1,415,896       879,971       1,108,348

Long-term debt                                              1,236,940     1,095,420       1,093,507
Deferred income taxes                                         151,674       114,228         104,662
Other long-term liabilities                                    61,523        48,561          43,469

Shareholders' equity:
    Common stock                                                3,371         3,351           3,347
    Paid-in capital                                         1,076,289     1,005,169         990,190
    Retained earnings                                       2,147,316     1,782,886       1,549,064
                                                          -----------   -----------     -----------

            Total shareholders' equity                      3,226,976     2,791,406       2,542,601
                                                          -----------   -----------     -----------

            Total liabilities and shareholders' equity    $ 6,093,009   $ 4,929,586     $ 4,892,587
                                                          ===========   ===========     ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months (13 Weeks) Ended          Nine Months (39 Weeks) Ended
                                                 ------------------------------------   -----------------------------------
                                                   November 2,         November 3,        November 2,         November 3,
                                                      2002                2001               2002                2001
                                                 ----------------    ----------------   ----------------    ---------------
                                                                   (In thousands, except per share data)

Net sales                                          $ 2,143,390        $ 1,760,346        $ 5,935,808         $ 4,764,429
Cost of merchandise sold                             1,399,097          1,152,038          3,847,691           3,098,488
                                                 -------------     --------------    ---------------     ---------------

Gross margin                                           744,293            608,308          2,088,117           1,665,941
Operating expenses:
       Selling, general, and administrative            455,217            381,002          1,290,742           1,063,143
       Depreciation and amortization                    49,065             38,963            140,460             111,552
       Goodwill amortization                                 -              1,300                  -               3,900
       Preopening expenses                              11,737             11,208             31,615              26,651
                                                 -------------     --------------    ---------------     ---------------

Operating income                                       228,274            175,835            625,300             460,695

Interest expense, net                                   13,769             13,651             39,397              36,983
                                                 -------------     --------------    ---------------     ---------------

Income before income taxes                             214,505            162,184            585,903             423,712
Provision for income taxes                              81,084             61,954            221,473             161,858
                                                 -------------     --------------    ---------------     ---------------


Net income                                         $   133,421        $   100,230        $   364,430         $   261,854
                                                 =============     ==============    ===============     ===============


Net income per share:

                Basic                              $      0.40        $      0.30        $      1.08         $      0.78

                Diluted                            $      0.39        $      0.29        $      1.06         $      0.77

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                     Common Stock             Paid-In       Retained
                                                              --------------------------
                                                                 Shares        Amount         Capital       Earnings       Total
                                                              ------------  ------------   -------------  -----------  -------------
                                                                               (In thousands, except share amounts)
Balance at February 2, 2002                                    335,138,497  $      3,351   $   1,005,169  $ 1,782,886  $   2,791,406

Exercise of stock options                                        2,021,981            20          27,970            -         27,990

Income tax benefit from exercise of stock options                        -             -          43,150            -         43,150

Net income                                                               -             -               -      364,430        364,430

                                                              ------------  ------------   -------------  -----------  -------------

Balance at November 2, 2002                                    337,160,478  $      3,371   $   1,076,289  $ 2,147,316  $   3,226,976
                                                              ============  ============   =============  ===========  =============

      See accompanying Notes to Condensed Consolidated Financial Statements

                               KOHL'S CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months (39 Weeks) Ended
                                                                                ---------------------------------------------
                                                                                  November 2, 2002           November 3, 2001
                                                                                ------------------           ----------------
                                                                                                 (In thousands)
Operating activities

Net income                                                                          $      364,430              $     261,854
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
         Depreciation and amortization                                                     141,144                    116,039
         Amortization of debt discount                                                       7,000                      6,797
         Deferred income taxes                                                              43,225                     16,498
         Changes in operating assets and liabilities:
           Accounts receivable                                                            (139,566)                  (123,710)
           Merchandise inventories                                                        (880,064)                  (698,566)
           Other current assets                                                             (7,468)                   (19,462)
           Accounts payable                                                                386,558                    278,318
           Accrued and other long-term liabilities                                          22,823                     15,929
           Income taxes                                                                    (35,402)                   (17,632)
                                                                                    --------------              -------------
Net cash used in operating activities                                                      (97,320)                  (163,935)

Investing activities

Acquisition of property and equipment
     and favorable lease rights, net                                                      (494,810)                  (451,106)
Net sales of short-term investments                                                        229,377                     48,600
Other                                                                                      (21,982)                   (20,644)
                                                                                    --------------              -------------

Net cash used in investing activities                                                     (287,415)                  (423,150)

Financing activities

Proceeds from short-term debt                                                              225,000                    160,000
Net borrowings under revolving credit facility                                             133,500                          -
Proceeds from public debt offering, net                                                          -                    299,503
Payments of other long-term debt, net                                                      (15,026)                   (16,084)
Payments of financing fees on debt                                                            (950)                    (1,615)
Proceeds from stock option exercises                                                        27,990                     29,966
                                                                                    --------------              -------------

Net cash provided by financing activities                                                  370,514                    471,770

                                                                                    --------------              -------------
Net decrease in cash and cash equivalents                                                  (14,221)                  (115,315)
Cash and cash equivalents at beginning of period                                           106,722                    123,621
                                                                                    --------------              -------------

Cash and cash equivalents at end of period                                          $       92,501              $       8,306
                                                                                    ==============              =============

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

3.       New Accounting Pronouncements

         During June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on February 3, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Goodwill is now subject to fair value based impairment tests. In addition, a transitional goodwill impairment test is required as of the adoption date. The Company completed the transitional impairment test during the first quarter of 2002 and determined there was no impairment losses on existing goodwill. The remaining balance of goodwill is $9.3 million. In accordance with SFAS No. 142, the Company ceased amortization of its remaining goodwill. Under SFAS No. 142, the Company would have had $1.3 million and $3.9 million of additional pretax income and net income for the three and nine months ended November 3, 2001. The impact on basic and diluted earnings per share would have been less than $0.01 for the three months ended November 3, 2001, and $0.01 per share for the nine months ended November 3, 2001.

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

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for any exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The Company does not anticipate that adoption of SFAS 146 will have a material effect on earnings or financial position.

4.       Merchandise Inventories

         The Company uses the last-in, first-out (LIFO) method of accounting for merchandise inventories. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

                                             LIFO Expense
                                             ------------
          Quarter               Fiscal 2002                Fiscal 2001
          -------               -----------                -----------
                                             (In thousands)

           First                   $2,243                     $1,786
          Second                    2,305                      1,819
           Third                    2,571                      2,112
                                   ------                     ------
    Total Year to Date             $7,119                     $5,717
                                   ======                     ======

         Inventories would have been $14,229,000, $7,110,000, and $10,568,000 higher at November 2, 2002, February 2, 2002, and November 3, 2001, respectively, if they had been valued using the first-in, first-out (FIFO) method.

5.       Debt

         In July 2002, the Company executed two new unsecured revolving bank credit facilities. The first agreement consists of a $532 million facility maturing July 10, 2007. The second agreement consists of a $133 million facility maturing July 8, 2003. These agreements replace a $300 million unsecured revolving bank credit facility which would have matured on June 13, 2003. Depending on the type of advance under the new facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company's long-term unsecured debt rating; or the agent bank's base rate. As of November 2, 2002, $133.5 million was outstanding on the facility maturing July 10, 2007, with a weighted average effective interest rate of 2.17%. No amounts were outstanding under any of these facilities as of November 3, 2001.

6.       Contingencies

         The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company's financial position or results of operations.

7.       Net Income Per Share

         The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

                                                                      Three Months Ended
                                                        -----------------------------------------------
                                                          November 2, 2002           November 3, 2001
                                                          ----------------           ----------------
                                                                        (In thousands)
Numerator for basic earnings per share -
net income                                                    $133,421                   $100,230

Interest expense related to convertible
notes, net of tax                                                1,435                       - (a)
                                                              --------                   --------

Numerator for dilutive earnings per share                     $134,856                   $100,230
                                                              ========                   ========

Denominator for basic earnings per share
- weighted average shares                                      336,923                    334,616

Impact of dilutive employee stock options                        5,897                      7,676

Shares issued upon assumed conversion
of convertible notes                                             3,946                       - (a)
                                                              --------                   --------

Denominator for dilutive earnings per share                    346,766                    342,292
                                                              ========                   ========

(a) The convertible debt securities are not included in the computation of diluted earnings per share as their impact is antidilutive.

         For the nine months ended November 2, 2002, and November 3, 2001, the numerator for the calculation of basic and diluted earnings per share is net income. The denominator is summarized as follows:

                                                                     Nine Months Ended
                                                    ----------------------------------------------------
                                                        November 2, 2002           November 3, 2001
                                                        ----------------           ----------------
                                                                      (In thousands)

Denominator for basic earnings per share
- weighted average shares                                     336,509                    333,853

Impact of dilutive employee stock options                       6,303                      7,995
                                                             --------                   --------
Denominator for dilutive earnings per share                   342,812                    341,848
                                                             ========                   ========

8.       Subsequent Event

         On November 21, 2002, the Company issued $300 million aggregate principal amount of non-callable 6% unsecured senior notes due January 15, 2033. Net proceeds were $295.1 million and will be used for general corporate purposes, including continued store growth. These debentures were sold under the shelf registration statement on Form S-3 filed with the SEC, which was effective June 6, 2002.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 2, 2002

Results of Operations

         At November 2, 2002, the Company operated 457 stores compared with 382 stores at the same time last year. During the quarter, the Company opened 33 prototype stores, five in August and 28 in October. In August, the Company opened two new stores in the Columbia, SC market; one store in the Detroit, MI market; one store in the Toledo, OH market; and an additional store in Manchester, CT. In October, the Company entered the Providence, RI market with four stores and added three stores in the Milwaukee, WI market; two stores in the Boston, MA market; two stores in the Philadelphia, PA market; five stores in Ohio; three stores in New Jersey; two stores in Minnesota; and one additional store each in New York, Virginia, North Carolina, Iowa, Illinois, Indiana and Texas.

         In addition, the Company opened 4 stores as a small market test. These stores average 62,000 square feet and are designed to take the Kohl's concept into a smaller footprint for lower population markets. Three of these stores opened in August: one in Wisconsin, one in Iowa and one in Michigan. The fourth opened in October in North Carolina. The 37 new store openings during the quarter brings the total number of stores the Company opened this year to 75. The Company has completed construction of a distribution center in San Bernardino, CA, which is scheduled to open by the end of the year and will support the Company's growth in the southwest region.

         In 2003, the Company plans to open approximately 80 new stores. The Company anticipates opening 35 stores in the first quarter including the Company's entry into Southern California with 28 stores. In addition, the Company will open three stores in the San Antonio, TX market and one store each in Grand Rapids, MI; Springfield, MA; Boston, MA and Philadelphia, PA. In the fall season, the Company plans to open approximately 45 new stores including entries into the Phoenix, AZ and Las Vegas, NV markets.

         Net sales increased $383.0 million or 21.8% to $2,143.4 million for the three months ended November 2, 2002, from $1,760.3 million for the three months ended November 3, 2001. Net sales increased $282.7 million due to the opening of 75 new stores in 2002 and the inclusion of 28 new stores opened in the third quarter of 2001. The remaining $100.3 million is attributable to comparable store sales growth of 5.9%.

         Net sales increased $1,171.4 million or 24.6% to $5,935.8 million for the nine months ended November 2, 2002, from $4,764.4 million for the nine months ended November 3, 2001. Net sales increased $817.7 million due to the opening of 75 new stores in 2002 and the inclusion of 62 new stores opened in 2001. The remaining $353.7 million is attributable to comparable store sales growth of 8.1%.

         Gross margin for the three months ended November 2, 2002, was $744.3 million, or 34.7% compared to $608.3 million, or 34.6% for the three months ended November 3, 2001. Gross margin for the nine months ended November 2, 2002, was $2,088.1 million, or 35.2% compared to $1,665.9 million, or 35.0% for the nine months ended November 3, 2001. The increase in gross margin was primarily due to the growth in sales and improved margin rate in some merchandise categories for the three months and nine months ended November 2, 2002.

         Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company's distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening. The S,G&A expenses declined to 21.2% of net sales for the three months ended November 2, 2002, from 21.6% of net sales for the three months ended November 3, 2001. Of the 41 basis points of rate improvement, 18 basis points are due to leverage of advertising costs while the remainder is due to improvement of distribution and store operating costs. The S,G&A expenses declined to 21.7% of net sales for the nine months ended November 2, 2002, from 22.3% of net sales for the nine months ended November 3, 2001. Of the 57 basis points of rate improvement, 25 basis points are due to leverage of advertising costs, 23 basis points are related to improved store operating costs, and the remainder is due to the leverage of other S,G&A costs.

         Depreciation and amortization for the three months ended November 2, 2002, was $49.1 million compared to $40.3 million for the three months ended November 3, 2001. Depreciation and amortization for the nine months ended November 2, 2002, was $140.5 million compared to $115.5 million for the nine months ended November 3, 2001. The increase is primarily attributable to the addition of new stores, the opening of two new distribution centers in the fourth quarter of fiscal 2001 and the remodeling and expansion of existing stores, offset by no amortization of goodwill in fiscal 2002.

         Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended November 2, 2002, was $11.7 million compared to $11.2 million for the three months ended November 3, 2001. Preopening expense for the nine months ended November 2, 2002, was $31.6 million compared to $26.7 million for the nine months ended November 3, 2001. The increase is primarily due to an increase in the number of new stores opened and the timing of related expenses.

         As a result of the above factors, operating income for the three months ended November 2, 2002, increased $52.4 million or 29.8% over the three months ended November 3, 2001. Operating income for the nine months ended November 2, 2002, increased $164.6 million or 35.7% over the nine months ended November 3, 2001.

         Net interest expense for the three months ended November 2, 2002, was $13.8 million compared to $13.7 million for the three months ended November 3, 2001. Net interest expense for the nine months ended November 2, 2002, was $39.4 million compared to $37.0 million for the nine months ended November 3, 2001. The Company incurred incremental interest expense as a result of the $300 million of non-callable unsecured notes issued March 2001.

         Net income for the three months ended November 2, 2002, increased 33.1% to $133.4 million from $100.2 million for the three months ended November 3, 2001. Earnings were $0.39 per diluted share for the three months ended November 2, 2002, compared to $0.29 per diluted share for the three months ended November 3, 2001. Net income for the nine months ended November 2, 2002, increased 39.2% to $364.4 million from $261.9 million for the nine months ended November 3, 2001. Earnings were $1.06 per diluted share for the nine months ended November 2, 2002, compared to $0.77 per diluted share for the nine months ended November 3, 2001.

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

Financial Condition and Liquidity

         The Company's primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in credit card accounts receivable and capital expenditures in connection with expansion and remodeling programs. The Company's primary sources of funds for its business activities are cash flow from operations, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $665 million revolving credit facilities and short-term trade credit. As of November 2, 2002, accounts receivable of $225 million were sold pursuant to the Company's proprietary credit card accounts receivable financing program and $133.5 million was outstanding on the revolving credit facility. As of November 3, 2001, $160 million of accounts receivable were sold and no amounts were outstanding under the revolving credit facility.

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

         In July 2002, the Company executed two new unsecured revolving bank credit facilities. The new agreements consist of a $532 million facility maturing July 10, 2007, and an additional $133 million facility maturing July 8, 2003. The credit facilities replace the $300 million bank credit facility that was in place and will be used for general corporate purposes, including continued store growth.

         In November 2002, the Company issued $300 million aggregate principal amount of non-callable 6% unsecured senior notes due January 15, 2033, and received net proceeds of approximately $295.1 million. The proceeds will be used for general corporate purposes, including continued store growth. Pending such uses, the Company will invest the proceeds in short-term interest bearing securities.

         Cash used in operating activities was $97.3 million for the nine months ended November 2, 2002, compared to $163.9 million for the nine months ended November 3, 2001. Excluding changes in operating assets and liabilities, cash provided by operating activities was $555.8 million for the nine months ended November 2, 2002, compared to $401.2 million for the nine months ended November 3, 2001.

         The following table summarizes information related to the Company's proprietary credit card receivables:

                                                        November 2,   February 2,  November 3,
                                                           2002          2002         2001
                                                        -----------   -----------  -----------
Gross accounts receivable                               $  996,107    $  853,726   $  817,813

Allowance for doubtful accounts                         $   20,595    $   17,780   $   12,847

Allowance as a % of gross accounts
receivable                                                     2.1%          2.1%         1.6%

Accounts receivable turnover (rolling 4
quarters) *                                                    3.4x          3.2x         3.1x

* Credit card sales divided by average quarterly gross accounts receivable

         Proprietary credit card sales increased to $2,064.8 million or 34.8% of net sales for the nine months ended November 2, 2002, from $1,554.4 million or 32.6% of net sales for the nine months ended November 3, 2001. The Company's payment percent of billed balances ranged from 27% to 28% for the nine months ended November 2, 2002, versus 24% to 26% for the nine months ended November 3, 2001. The increase in the allowance for doubtful accounts as a percent of gross receivables is attributable to the increase in the rate of write-offs related to customer bankruptcies and delinquent accounts due to the economic environment in fiscal 2001, which has continued in 2002.

         The Company's merchandise inventories increased $376.5 million over the November 3, 2001, balance and $880.1 million over the February 2, 2002, balance. The increase from November 3, 2001, to November 2, 2002, was primarily the result of higher merchandise levels required to support existing stores and new store locations. The increase from February 2, 2002, to November 2, 2002, was primarily due to the seasonality of the Company's business as well as higher merchandise levels required to support existing stores and new store locations. Accounts payable increased $187.2 million from November 3, 2001, and $386.6 million from February 2, 2002. Fluctuations in the level of accounts payable are primarily attributable to the increase in inventory levels, the timing of inventory receipts and invoice dating arrangements with vendors.

         Capital expenditures for the nine months ended November 2, 2002, were $494.8 million compared to the $451.1 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing and number of new store openings.

         Total capital expenditures for fiscal 2002 are expected to be approximately $750 million. This estimate includes new store spending as well as base capital needs. The actual amount of the Company's future annual capital expenditures will depend primarily on the number of new stores opened, whether such stores are owned or leased by the Company and the number of existing stores remodeled or refurbished. During fiscal 2002, the Company opened 75 new stores. In fiscal 2003, the Company plans to open approximately 80 additional stores.

Item 4.           Controls and Procedures

         Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Forward Looking Statements

         Item 2 of this form 10-Q contains "forward looking statements," subject to protections under federal law. The Company intends words such as "believes", "anticipates", "plans", "may", "will", "should", "expects", and similar expressions to identify forward-looking statements. In addition, statements covering the Company's future sales or financial performance and the Company's plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company's liquidity, planned capital expenditures, future store openings and adequacy of capital resources and reserves. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward looking statements. These risks and uncertainties include but are not limited to those described in Exhibit 99.1 to the Company's annual report on Form 10-K filed with the SEC on April 15, 2002, which is expressly incorporated herein by reference, and such other factors as may periodically be described in the Company's filings with the SEC.

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

          b)   Reports on Form 8-K

               The Company filed one current report on Form 8-K, dated August 13, 2002, with respect to Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure), to report that each R. Lawrence Montgomery, the Chief Executive Officer, and Patricia Johnson, the Chief Financial Officer of the Company, submitted to the SEC sworn statements pursuant to SEC Order No. 4-460.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Kohl's Corporation
                                            (Registrant)

Date: December 9, 2002                      /s/ R. Lawrence Montgomery
                                            --------------------------
                                            R. Lawrence Montgomery
                                            Chief Executive Officer and Director

Date: December 9, 2002                      /s/ Patricia Johnson
                                            --------------------
                                            Patricia Johnson
                                            Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function(s)):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 9, 2002

                                                   /s/ R. LAWRENCE MONTGOMERY
                                                   --------------------------
                                                   R. Lawrence Montgomery
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function(s)):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 9, 2002

                                                /s/ PATRICIA JOHNSON
                                                --------------------
                                                Patricia Johnson
                                                Chief Financial Officer
                                                (Principal Financial Officer)