Form 10-K
period 2003-02-01
KOHLS CORPORATION
filed 2003-03-21
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the	fiscal year ended February 1, 2003

or

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the	Transition period from to

Commission	File No. 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N56 W17000 Ridgewood Drive,	53051
Menomonee Falls, Wisconsin (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X         No

At August 2, 2002, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $21,752,000,000 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 5, 2003, the Registrant had issued and outstanding an aggregate of 337,355,777 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2003 are incorporated into Part III.

PART I

Item 1.     Business

Overview

The Company operates family-oriented, specialty department stores that feature quality, national brand merchandise priced to provide value to customers. The Company’s stores sell moderately priced apparel, shoes, accessories and home products targeted to middle-income customers shopping for their families and homes. Kohl’s offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allows the customer to get in and out quickly. Kohl’s stores have fewer departments than traditional, full-line department stores but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company’s pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company’s unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution. As of February 1, 2003, the Company operated 457 stores. In March 2003, the Company opened 28 additional stores and operated 485 stores in 34 states as of April 1, 2003.

As used herein, the terms “Company” and “Kohl’s” refer to Kohl’s Corporation, its consolidated subsidiaries and predecessors. The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal 2002 ended on February 1, 2003, and was a 52 week year. The Company was organized in 1988 and is a Wisconsin corporation.

You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to those reports) filed with or furnished to the SEC as soon as reasonably practicable after such reports have been filed or furnished by accessing the Company’s website at www.kohls.com, clicking on “Investor Relations,” then “Financial Links,” then “SEC Filings.” Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

Expansion

The Company’s expansion strategy is designed to achieve consistent growth. Since 1992, the Company has increased square footage an average of 21.9% per year, expanding from 79 stores located in the Midwest to a current total of 485 stores with a presence in six regions of the country: the Midwest, Mid-Atlantic, Northeast, Southcentral, Southeast and Southwest.

		Number of Stores
		At Fiscal Year End			As of April 1, 2003
Region	States	1992	1997	2002
Midwest	IA, IL, IN, MI, MN, ND, NE, OH, SD, WI	79	136	196	196
Mid-Atlantic	DE, MD, PA, VA, WV	—	28	57	57
Northeast	CT, MA, NH, NJ, NY, RI	—	4	77	77
Southcentral	AR, KS, MO, OK, TX	—	8	67	67
Southeast	AL, GA, KY, NC, SC, TN	—	6	49	49
Southwest	CO, CA	—	—	11	39

Total		79	182	457	485

In support of its geographic expansion, the Company has focused on providing the solid infrastructure needed to ensure consistent execution. Kohl’s proactively invests in distribution capacity and regional management to facilitate the growth in new and existing markets. The Company’s central merchandising organization and market solution teams tailor merchandise assortments to reflect regional climates and preferences. Management information systems support the Company’s low cost culture by enhancing productivity and providing the information needed to make key merchandising decisions.

The Kohl’s concept has proven to be transferable to markets across the country. The Company’s approach is to enter new markets with critical mass to establish a presence and to leverage marketing, regional management and distribution costs. New market entries are supported by extensive advertising and promotions designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, the Company has been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 457 stores the Company operated as of February 1, 2003, 138 are take-over locations, which facilitated the entry into several markets including Chicago, Detroit, Minneapolis, Columbus, Boston, Philadelphia, St. Louis, and the New York region. Once a new market is established, the Company adds additional fill-in stores to further strengthen market share and enhance profitability. As of February 1, 2003, the Company operated stores in the following large and intermediate sized markets:

Number of stores February 1, 2003
Greater New York metropolitan area	42
Chicago	37
Greater Philadelphia metropolitan area	23
Dallas/Fort Worth	21
Milwaukee	20
Atlanta	18
Washington DC	17
Minneapolis/St. Paul	16
Boston	15
Detroit	15
Cleveland/Akron	12
Houston	12
Number of stores February 1, 2003
Indianapolis	12
Denver/Colorado Springs	11
Columbus	9
Hartford/New Haven	8
St. Louis	8
Cincinnati	7
Kansas City	7
Pittsburgh	7
Appleton/Green Bay	6
Charlotte	6
Grand Rapids/Kalamazoo	6
Baltimore	5
Harrisburg/Lancaster/York	5
Winston Salem/ Greensboro	5

In fiscal 2002, Kohl’s opened 75 new stores including the initial entry in the Houston, TX market with 12 stores, the Boston, MA market with 15 stores, the Nashville, TN market with four stores and the Providence, RI market with four stores. In addition, 19 stores were added in the Midwest region, 11 stores in the Northeast region and 10 stores in other existing regions.

The Company opened four of these stores as a small-market test. These stores average 62,000 square feet compared to approximately 89,000 square feet for a prototype store. The smaller stores are designed to take the Kohl’s concept into a smaller footprint to serve trade areas of 100,000 or less in population. The small-market test stores have a layout that is similar to the larger prototype stores and includes all departments, but with an edited merchandise assortment.

A new distribution center in San Bernardino, CA was opened in December 2002 to support the Company’s planned expansion into the Southwest.

Management believes there is substantial opportunity for further growth and intends to open approximately 80 new stores in fiscal 2003. The Company entered the greater Los Angeles area with 28 stores in March. In April, the Company plans to open three stores in the San Antonio, TX market and add four stores in other existing regions. In fall of 2003, Kohl’s plans to open approximately 45 new stores including entries into the Phoenix, AZ market with ten stores, Tucson, AZ with two stores, Flagstaff, AZ with one store and the Las Vegas, NV market with three stores.

During 2004, the Company plans to open approximately 95-100 new stores. The stores will open in a combination of new and existing markets. The Company will continue to expand its presence in the Southwest region, with additional stores in the greater Los Angeles area and new market entries into Sacramento, San Diego, and Fresno, CA.

Management believes the transferability of the Kohl’s retailing strategy, the Company’s experience in acquiring and converting pre-existing stores and in building new stores, combined with the Company’s substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

Merchandising

Kohl’s stores feature moderately priced, national brand merchandise, which provide value to customers. Kohl’s merchandise is targeted to appeal to middle-income customers shopping for their families and homes. The Company’s stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. The Company’s stores emphasize apparel and shoes for women, men, and children, soft home products, such as towels, sheets and pillows, and housewares.

Convenience

Convenience is another important cornerstone of Kohl’s business model. At Kohl’s, convenience begins before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. The physical store layout coupled with the Company’s focus on strong in-stock position on color and size are aimed at providing a convenient shopping experience for an increasingly time starved customer. In addition, Kohl’s offers on-line shopping on the Company’s web-site. Designed as an added service for customers who prefer to shop from their homes, the web-site offers key items, best selling family apparel and home merchandise. The site is designed to provide an easy-to-navigate, on-line shopping environment that compliments the Company’s in-store focus on convenience.

Distribution

The Company receives substantially all of its merchandise at seven distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

The following table summarizes key information about each distribution center.

Location	Fiscal Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Menomonee Falls, Wisconsin	1981	530,000	Illinois, Wisconsin, Northern Indiana	90
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana, Kentucky, Tennessee, West Virginia, Alabama	120
Winchester, Virginia	1997	420,000	Pennsylvania, Georgia, North Carolina, Virginia, Maryland, South Carolina, Delaware	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Kansas, Oklahoma, Iowa, Nebraska, North Dakota, South Dakota	100
Corsicana, Texas	2001	350,000	Texas	45
Mamakating, New York	2002	605,000	New York, Connecticut, Massachusetts, New Jersey, New Hampshire, Rhode Island	100
San Bernardino, California	2002	575,000	California	110

The Company operates a 500,000 square foot fulfillment center in Monroe, Ohio that services the Company’s e-commerce business.

Employees

As of February 1, 2003, the Company had approximately 75,000 employees, including approximately 19,000 full-time and 56,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of the Company’s associates are represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company’s primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. The Company’s specific competitors vary from market to market.

Seasonality

The Company’s business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% and 30% of sales occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

Trademarks and Service Marks

The name “Kohl’s,” written in its distinctive block style, is a registered service mark of a wholly-owned subsidiary of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. This subsidiary has approximately 60 additional trademarks, trade names and service marks, most of which are used in its private label program.

Item 2. Properties

As of February 1, 2003, the Company operated 457 stores in 33 states. The Company owned 119 stores and leased 338 stores, which includes both operating and ground leases. The Company’s typical lease has an initial term of 20-25 years plus five to eight renewal options for consecutive five year extension terms.

Substantially all of the Company’s leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 42% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved.

The Company’s stores are located in strip shopping centers (321), community and regional malls (47), and as free standing units (89). Of the Company’s stores, 421 are one-story facilities and 36 are two-story facilities.

Number of Stores at February 1, 2003

Illinois	43
Texas	39
Ohio	38
Wisconsin	33
Michigan	27
Pennsylvania	26
New Jersey	24
Indiana	22
New York	21
Minnesota	19
Georgia	18
Virginia	14
North Carolina	14
Connecticut	13
Massachusetts	13
Maryland	12
Colorado	11
Missouri	11
Iowa	8
Tennessee	8
Kansas	7
Oklahoma	7
Kentucky	5
New Hampshire	4
Nebraska	4
Arkansas	3
Delaware	3
South Carolina	3
West Virginia	2
Rhode Island	2
Alabama	1
North Dakota	1
South Dakota	1

Total	457

The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia; Blue Springs, Missouri; Mamakating, New York and San Bernardino, California. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin. The Company leases the distribution center in Corsicana, Texas and the e-commerce fulfillment center in Monroe, Ohio.

Item 3.  Legal Proceedings

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal 2002.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

(a) Market information

The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 2002 and 2001.

	Price Range
	High	Low
Fiscal 2002
First Quarter	$76.10	$64.00
Second Quarter	78.74	56.25
Third Quarter	73.75	44.00
Fourth Quarter	71.70	51.10

Fiscal 2001
First Quarter	$72.24	$48.70
Second Quarter	67.95	55.00
Third Quarter	60.12	42.00
Fourth Quarter	71.85	58.10

(b) Holders

At March 5, 2003, there were 6,424 holders of the Common Stock.

(c) Dividends

The Company has never paid a cash dividend, has no current plans to pay dividends on its Common Stock and intends to retain all earnings for investment in and growth of the Company’s business. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing business conditions, including the Company’s earnings, financial condition and requirements, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

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

	Fiscal Year Ended (a)
	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000	January 30, 1999
	(Dollars in Thousands, Except Per Share and Per Square Foot Data)
Statement of Operations Data:
Net sales	$9,120,287	$7,488,654	$6,151,996	$4,557,112	$3,681,763
Cost of merchandise sold	5,981,219	4,923,527	4,056,139	3,014,073	2,447,301

Gross margin	3,139,068	2,565,127	2,095,857	1,543,039	1,234,462
Selling, general and administrative expenses	1,817,968	1,527,478	1,282,367	975,269	810,162
Depreciation and amortization	191,439	157,165	126,986	88,523	70,049
Preopening expenses	39,278	30,509	35,189	30,972	16,388

Operating income	1,090,383	849,975	651,315	448,275	337,863
Interest expense, net	56,009	50,111	46,201	27,163	21,114

Income before income taxes	1,034,374	799,864	605,114	421,112	316,749
Provision for income taxes	390,993	304,188	232,966	162,970	124,483

Net income	$643,381	$495,676	$372,148	$258,142	$192,266

Net income per share (b):
Basic	$1.91	$1.48	$1.13	$0.80	$0.61
Diluted	$1.87	$1.45	$1.10	$0.77	$0.59
Operating Data:
Comparable store sales growth (c)	5.3%	6.8%	9.0%	7.9%	7.9%
Net sales per selling square foot (d)	$284	$283	$281	$270	$265
Total square feet of selling space (in thousands; end of period)	34,507	28,576	23,610	18,757	15,111
Number of stores open (end of period)	457	382	320	259	213
Balance Sheet Data (end of period):
Working capital	$1,776,102	$1,584,073	$1,198,600	$732,111	$559,207
Property and equipment, net	2,739,290	2,199,494	1,726,450	1,352,956	933,011
Total assets	6,315,503	4,929,586	3,855,154	2,931,047	1,936,095
Total long-term debt	1,058,784	1,095,420	803,081	494,993	310,912
Shareholders’ equity	3,511,917	2,791,406	2,202,639	1,685,503	1,162,779

(a)	All years presented contain 52 weeks except fiscal 2000, which contained 53 weeks.
(b)	All per share data has been adjusted to reflect the 2 for 1 stock split effected in April 2000.
(c)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Fiscal 2001 comparable store sales growth compares the 52 weeks of fiscal 2001 to the 52 weeks ended January 27, 2001. Fiscal 2000 comparable store sales growth was calculated based on the 52 weeks ended January 27, 2001 versus the 52 weeks of fiscal 1999.
(d)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s net income increased $147.7 million or 29.8% from $495.7 million in fiscal 2001 to $643.4 million in fiscal 2002. Net income increased $123.6 million or 33.2% in fiscal 2001 and $114.0 million or 44.2% in fiscal 2000.

Net Sales.    Net sales, number of stores, sales growth and net sales per selling square foot by year for the last three fiscal years were as follows:

	Fiscal Year
	2002	2001	2000
Net sales (in thousands)	$9,120,287	$7,488,654	$6,151,996
Number of stores open (end of period)	457	382	320
Sales growth—all stores	21.8%	21.7%	35.0%
Sales growth—comparable stores (a)	5.3%	6.8%	9.0%
Net sales per selling square foot (b)	$284	$283	$281

(a)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. Fiscal 2001 comparable sales growth compares the 52 weeks of fiscal 2001 to the 52 weeks ended January 27, 2001. Fiscal 2000 comparable sales growth was calculated based on the 52 weeks ended January 27, 2001 versus the 52 weeks of fiscal 1999.
(b)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Increases in net sales primarily reflect new store openings and comparable store sales growth. On a fiscal year basis, net sales increased $1,631.6 million, or 21.8%, from $7,488.7 million in fiscal 2001 to $9,120.3 million in fiscal 2002. Net sales increased $1,275.9 million due to the opening of 75 new stores in fiscal 2002 and to the inclusion of a full year of operating results for the 62 stores opened in fiscal 2001. Comparable store sales increased $355.7 million, or 5.3%, in fiscal 2002. In fiscal 2002, the comparable store base included 320 stores.

On a fiscal year basis, comparing the 52 weeks ended February 2, 2002, with the 53 weeks ended February 3, 2001, net sales increased $1,336.7 million, or 21.7%, from $6,152.0 million in fiscal 2000 to $7,488.7 million in fiscal 2001. Net sales increased $1,039.4 million due to the opening of 62 new stores in fiscal 2001 and to the inclusion of a full year of sales for the 61 stores opened in fiscal 2000. Comparing the 52 weeks ended February 2, 2002 with the 53 weeks ended February 3, 2001, the Company’s comparable store sales increased $297.3 million or 5.6%. On a comparable 52-week basis, comparable store sales increased 6.8% in fiscal 2001. In fiscal 2001, the comparable store base included 259 stores.

Components of Earnings. The following table sets forth statement of operations data as a percentage of net sales for each of the last three years:

	Fiscal Year
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	65.6	65.7	65.9

Gross margin	34.4	34.3	34.1
Selling, general and administrative expenses	19.9	20.4	20.8
Depreciation and amortization	2.1	2.1	2.1
Preopening expenses	0.4	0.4	0.6

Operating income	12.0	11.4	10.6
Interest expense, net	0.6	0.7	0.8

Income before income taxes	11.4	10.7	9.8
Provision for income taxes	4.3	4.1	3.8

Net income	7.1%	6.6%	6.0%

Gross Margin.    Gross margin increased $574.0 million from $2,565.1 million in fiscal 2001 to $3,139.1 million in fiscal 2002. Gross margin increased $419.2 million due to the opening of 75 new stores in fiscal 2002 and to the inclusion of a full year of operating results for the 62 stores opened in fiscal 2001. Comparable store gross margin increased $154.8 million. The Company’s gross margin as a percent of net sales was 34.4% for fiscal 2002 compared to 34.3% for fiscal 2001. The increase in gross margin rate is attributable to improved gross margin rates in most merchandise categories and a favorable change in the sales mix.

Gross margin increased $469.2 million from $2,095.9 million in fiscal 2000 to $2,565.1 million in fiscal 2001. Gross margin increased $355.3 million due to the opening of 62 new stores in fiscal 2001 and to the inclusion of a full year of operating results for the 61 stores opened in fiscal 2000. Comparable store gross margin increased $113.9 million. The Company’s gross margin as a percent of net sales was 34.3% for fiscal 2001 compared to 34.1% for fiscal 2000. In fiscal 2001, the gross margin rate increase was primarily attributable to a change in the sales mix. Women’s apparel and accessories, which increased in share of the business, achieve a higher than average gross margin rate.

The Company’s merchandise mix is reflected in the table below:

	Fiscal Year
	2002	2001	2000
Womens	32.6%	31.3%	30.1%
Mens	19.3%	20.1%	20.8%
Home	18.0%	18.5%	18.8%
Childrens	13.2%	12.8%	12.7%
Footwear	8.3%	8.8%	9.4%
Accessories	8.6%	8.5%	8.2%

Selling, General and Administrative Expenses.    Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization. The S,G&A expense as a percent of net sales decreased from 20.40% in fiscal 2001 to 19.93% in fiscal 2002. Of the 47 basis points of rate improvement, 12 basis points are due to improvement in advertising costs, 12 basis points are related to improvement in corporate expenses, 9 basis points are due to improvement in credit operations, 9 basis points are due to improvement in distribution expenses and 5 basis points are due to improvement in store operating expenses.

S,G&A expense as a percent of net sales decreased from 20.84% in fiscal 2000 to 20.40% in fiscal 2001. Of the 44 basis points of rate improvement, 35 basis points are due to improvement in store operating expenses, 13 basis points are related to improvement in corporate expenses, 7 basis points are due to improvement in advertising costs and 7 basis points are related to improvement in distribution expenses. This was offset by a decline in credit operations leverage of 18 basis points.

Depreciation and Amortization.    The total amount of depreciation and amortization increased from fiscal 2001 to fiscal 2002 due to the addition of new stores, the remodeling of existing stores and the mix of owned versus leased stores. Depreciation and amortization remained constant as a percentage of net sales at 2.1% for fiscal 2001 and fiscal 2002.

Preopening Expenses.    Preopening expenses are expensed as incurred and relate to the costs incurred prior to new store openings which includes advertising, hiring, and training costs for new employees and processing and transporting initial merchandise. The following table sets forth the Company’s preopening costs for each of the last three years:

Year of Store Opening	Preopening Expenses Fiscal Year			Total Spending
	2002	2001	2000
	(In Thousands)
2003	$8,583	$—	$—	$8,583
2002	30,695	4,724	—	35,419
2001	—	25,785	5,137	30,922
2000	—	—	30,052	30,052

Total	$39,278	$30,509	$35,189	$104,976

The average cost incurred to open the 75 stores in fiscal 2002 was $472,000 per store and the average cost incurred to open the 62 stores in fiscal 2001 was $499,000. The average cost per store fluctuates based on the mix of stores opened in new markets versus fill-in markets.

Operating Income.    Operating income increased $240.4 million or 28.3% in fiscal 2002, $198.7 million or 30.5% in fiscal 2001 and $203.0 million or 45.3% in fiscal 2000 due to the factors described above.

Interest Expense.    Net interest expense increased $5.9 million over fiscal 2001 to $56.0 million in fiscal 2002. The increase was primarily attributable to the $300 million aggregate principal amount of non-callable 6% unsecured senior debentures issued in November 2002 (see “Liquidity” discussion below). Net interest expense in fiscal 2001 increased $3.9 million over fiscal 2000 to $50.1 million. The increase was primarily attributable to the $300 million of non-callable unsecured senior notes issued in March 2001 and the Liquid Yield Option Subordinated Notes issued in June 2000 outstanding for a full year, offset in part by an increase in interest income on short-term investments.

Income Taxes.    The Company’s effective tax rate was 37.8% in fiscal 2002, 38.0% in fiscal 2001 and 38.5% in fiscal 2000. The overall decline in the effective tax rates in fiscal 2002 was primarily due to the decrease in state income taxes, net of federal tax benefits, and elimination of non-deductible amortization of goodwill. The decline in the effective tax rate in fiscal 2001 was primarily due to the decrease in state income taxes, net of federal tax benefits and non-deductible goodwill amortization as a percentage of income before taxes.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company’s business will not be affected in the future.

Liquidity and Capital Resources

The Company’s primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in credit card accounts receivable and capital expenditures in connection with expansion and remodeling programs. The Company’s primary sources of funds for its business activities are cash flow from operations and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third-party factor financing, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by its proprietary accounts receivable and lines of credit available under its revolving credit facilities. The Company’s working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth.

The Company’s working capital increased to $1,776.1 million at February 1, 2003, from $1,584.1 million at February 2, 2002. The increase was primarily attributable to an increase of short-term investments, accounts receivable and inventory, offset in part by increased accounts payable and current portion of long-term debt.

The Company’s short-term investments at February 1, 2003 increased $246.6 million over the February 2, 2002 balance of $229.4 million. The increase is primarily due to proceeds realized from the sale of unsecured senior debentures on November 21, 2002.

The Company’s accounts receivable at February 1, 2003 increased $154.9 million over the February 2, 2002 balance. The increase is primarily due to a 31.5% increase in proprietary credit card sales offset by increased payment rates. Proprietary credit card sales as a percent of total net sales increased from 31.8% for the fiscal year ended February 2, 2002, to 34.3% for the fiscal year ended February 1, 2003. The following table summarizes information related to Kohl’s proprietary credit card receivables:

	February 1, 2003		February 2, 2002
	($ In Thousands)
Gross accounts receivable	$1,011,690		$853,726
Allowance for doubtful accounts	$20,880		$17,780
Allowance as a % of gross accounts receivable	2.1%		2.1%
Accounts receivable turnover (rolling 4 quarters) *	3.5	x	3.2	x

*	Credit card sales divided by average quarterly gross accounts receivable

The Company’s merchandise inventories increased $428.7 million over the February 2, 2002 balance of $1,198.3 million. The increase was primarily due to higher merchandise levels required to support existing stores and incremental new store locations. Accounts payable increased $215.9 million to $694.7 million at February 1, 2003, from the February 2, 2002 balance. Fluctuations in the level of accounts payable are primarily attributable to the timing and number of new store openings and invoice dating arrangements with vendors.

The increase in the current portion of long-term debt from $16.4 million at the end of fiscal 2001 to $355.5 million at the end of fiscal 2002 is primarily due to the classification as short-term of $343.3 million of Liquid Yield Option Subordinated Notes (LYONs) as of February 1, 2003 (see note 4 to the consolidated financial statements).

The Company has a $225 million Receivable Purchase Agreement (RPA) with Preferred Receivables Funding Corporation, certain investors and Bank One as agent, which is renewable annually, for approximately one year intervals, at the Company’s request and investors’ option. Pursuant to the RPA, the Company periodically sells, generally with recourse, an undivided interest in the Company’s private label credit card receivables. At February 1, 2003, and February 2, 2002, no receivables were sold. For financial reporting purposes, receivables sold are treated as secured borrowings.

Cash provided by operating activities was $669.6 million for fiscal 2002 as compared to $541.8 million for fiscal 2001, and $372.1 million for fiscal 2000.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights, were $716.0 million during fiscal 2002, $662.0 million during fiscal 2001 and $481.0 million during fiscal 2000. The increases in annual expenditures are related to the number of new stores, the timing of new store capital spending, and the mix of owned, leased or acquired stores.

Total capital expenditures for fiscal 2003 are currently expected to be approximately $825 million. This estimate includes new store and remodel spending as well as base capital needs. The Company plans to open approximately 80 new stores in fiscal 2003. The total cash outlay required for a newly constructed leased store is approximately $5.5 million, which includes capital expenditures, preopening expenses and net working capital. The additional cash outlay required for a newly constructed owned store will vary depending upon land and sitework costs, but is expected to be approximately $8.0 million. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements.

In November 2002, the Company issued $300 million aggregate principal amount of non-callable 6% unsecured senior debentures due January 15, 2033. Net proceeds, excluding expenses, were $297.8 million and will be used for general corporate purposes, including continued store growth.

In July 2002, the Company executed two new unsecured revolving bank credit facilities. The first agreement consists of a $532 million facility maturing July 10, 2007. The second agreement consists of a $133 million facility maturing July 8, 2003 and renewable at the Company’s request and at the banks’ option. Depending on the type of advance under the new facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate.

In March 2001, the Company issued $300 million aggregate principle amount of 6.30% unsecured notes due March 1, 2011. The proceeds have been used for general corporate purposes, including continued store growth.

In June 2000, the Company issued $551.5 million aggregate principal amount of Liquid Yield Option Subordinated Notes (LYONs) due 2020. Net proceeds, excluding expenses, were $319.4 million. The debt is callable by the Company beginning June 12, 2003, for cash. The holders of the securities can “put” the LYONs back to the Company after three and ten years from the date of issuance. As the holders can put the LYONs back to the Company in 2003, such securities have been reflected as current maturities of long-term debt.

The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures, and debt service requirements with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, $225 million of available financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its $665 million revolving credit facilities and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relations and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

Contractual Obligations

The Company has aggregate contractual obligations of $5,711.2 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	2003	2004	2005	2006	2007	Thereafter	Total
	(In Thousands)
Long-term debt	$353,402	$10,135	$138	$100,416	$373	$895,291	$1,359,755
Capital leases (a)	2,062	2,014	2,181	2,422	2,729	43,085	54,493
Operating leases	232,419	255,511	251,258	242,751	242,626	3,072,389	4,296,954

Total	$587,883	$267,660	$253,577	$345,589	$245,728	$4,010,765	$5,711,202

(a)	Annual commitments on capital leases are net of interest

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $20.4 million and $2.0 million, respectively, at February 1, 2003. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors, namely aging and historical trends. Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. For all other accounts, the Company recognizes reserves for bad debts based on the length of time the accounts are past due and the anticipated future write offs based on historical experience.

The allowance for doubtful accounts was $20.9 million or 2.1% of gross receivables at February 1, 2003, $17.8 million or 2.1% of gross receivables at February 2, 2002 and $9.3 million or 1.3% of gross receivables at February 3, 2001. The components of the allowance for doubtful accounts are as follows:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In Thousands)
Accounts Receivable—Allowances:
Balance at Beginning of Year	$17,780	$9,282	$7,171
Charged to Costs and Expenses	43,739	41,284	22,677
Deductions—Bad Debts Written off,
Net of Recoveries and Other Allowances	(40,639)	(32,786)	(20,566)

Balance at End of Year	$20,880	$17,780	$9,282

Retail Inventory Method and Inventory Valuation

The Company values its inventory at the lower of cost or market with cost determined on the last-in, first-out (LIFO) basis using the retail inventory method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of the retail inventory method will result in inventories being valued at the lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories.

Based on a review of historical clearance markdowns, current business trends and discontinued merchandise categories, an adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. Management believes that the Company’s inventory valuation approximates the net realizable value of clearance inventory and results in carrying inventory at the lower of cost or market.

Vendor Allowances

The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program.

Reserve Estimates

The Company uses a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from the current assumptions and historical trends. Under its workers’ compensation and general liability insurance policies, the Company retains the initial risk of $500,000 and $250,000, respectively, per occurrence.

Capital versus Operating Leases

The Company evaluates all lease agreements in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” to determine whether a lease is operating or capital. The Company reviews the fair market value as well as the useful life of the related assets. Both of these assumptions are subject to estimation.

The senior management of the Company has discussed the development and selection of the above critical accounting estimates with the audit committee of the Company’s board of directors.

New Accounting Pronouncements

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in April 2002. This statement addresses the determination as to whether a transaction should be reported as an extraordinary item or reported in normal earnings. The adoption of this statement did not have an impact on the Company’s results of operations or financial position presented in this report.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. The Company did not incur any new liability related to a disposal cost or exit activity between adoption of this statement on January 1, 2003, and the end of the fiscal year on February 1, 2003. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on its results of operations or financial position.

The Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” in November 2002, applicable to fiscal years beginning after December 15, 2002. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the Company does not expect the release to have a significant effect on its results of operations or financial position.

Forward-Looking Information/Risk Factors

Items 1, 3, 5 and 7 of this Form 10-K contain “forward-looking statements,” subject to protections under federal law. The Company intends words such as “believes,” “anticipates,” “plans,” “may,” “will,” “should,” “expects” and similar expressions to identify forward-looking statements. In addition, statements covering the Company’s future sales or financial performance and the Company’s plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company’s liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause the Company’s results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described in Exhibit 99.1 attached to this 10-K and incorporated herein by this reference. Forward-looking statements relate to the date made, and the Company undertakes no obligation to update them.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At February 1, 2003, the Company’s long-term debt, excluding capital leases, was $1,359.8 million, all of which is fixed rate debt.

Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at February 1, 2003, changed by 100 basis points, the Company’s annual interest expense would change by $13.6 million.

During fiscal 2002, average borrowings under the Company’s variable rate revolving credit facilities and its short-term financing of its proprietary accounts receivable were $47.4 million. If interest rates on the average fiscal 2002 variable rate debt changed by 100 basis points, the Company’s annual interest expense would change by $474,000, assuming comparable borrowing levels.

Item 8.    Financial Statements and Supplementary Data

The financial statements are included in this report beginning on page F-3.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Item 10.     Directors and Executive Officers of Registrant

The information set forth under “Election of Directors” on pages 1-3, under “Director Committees and Compensation” on pages 3-4, under “Compliance with Section 16(a) of the Exchange Act” on page 9 and under “Code of Ethical Standards” on page 10 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2003 is incorporated herein by reference.

The executive officers of the Company are as follows:

Name	Age	Position
R. Lawrence Montgomery	54	Chairman, Chief Executive Officer and Director

Kevin Mansell	50	President and Director

Arlene Meier	50	Chief Operating Officer, Treasurer and Director

Donald A. Brennan	42	Executive Vice President—Merchandise Planning and Allocation

Beryl J. Buley	41	Executive Vice President—Stores

Patricia Johnson	45	Executive Vice President—Chief Financial Officer

John Lesko	50	Executive Vice President—Administration

Richard Leto	51	Executive Vice President—General Merchandise Manager and Product Development

Jack Moore	48	Executive Vice President—General Merchandise Manager

Richard D. Schepp	42	Executive Vice President—General Counsel and Secretary

Don Sharpin	54	Executive Vice President—Human Resources

Gary Vasques	55	Executive Vice President—Marketing

Mr. Montgomery was elected Chairman of the Board in February 2003. He was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery has served as Executive Vice President of Stores from February 1993 to February 1996 after joining the Company as Senior Vice President—Director of Stores in 1988. Mr. Montgomery has 32 years of experience in the retail industry.

Mr. Mansell has served as President and Director since February 1999. Mr. Mansell served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 28 years of experience in the retail industry.

Ms. Meier has served as Chief Operating Officer since November 2000. Ms. Meier served as Executive Vice President—Chief Financial Officer from October 1994 to November 2000 and was appointed to the Board of Directors in March 2000. Ms. Meier joined the Company as Vice President—Controller in 1989. Ms. Meier has 27 years of experience in the retail industry.

Mr. Brennan joined the Company in April 2001 as Executive Vice President—Merchandise Planning and Allocation. Prior to joining the Company, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc., since 1982. Mr. Brennan has 21 years of experience in the retail industry.

Mr. Buley has served as Executive Vice President of Stores since April 2001 and in other management positions since joining the Company in 1988. Mr. Buley has 20 years of experience in the retail industry.

Ms. Johnson has served as Executive Vice President—Chief Financial Officer since August 2001. Ms. Johnson joined the Company in 1998 as a Senior Vice President—Finance. Prior to joining the Company, Ms. Johnson held managerial positions at The Disney Store, Inc. from 1995 to 1998. Ms. Johnson has seven years of experience in the retail industry.

Mr. Lesko has served as Executive Vice President—Administration since November 2000 and in other management positions since joining the Company in November 1997. Mr. Lesko has 28 years of experience in the retail industry.

Mr. Leto has served as Executive Vice President—General Merchandise Manager since July 1996 and added Product Development to his existing responsibilities in February 1999. Mr. Leto has 30 years of experience in the retail industry.

Mr. Moore has served as Executive Vice President—General Merchandise Manager since February 1999. Mr. Moore served as Senior Vice President of Merchandise Planning and Allocation in 1998. He joined the Company in 1997 as Vice President—Divisional Merchandise Manager. Mr. Moore has 26 years of experience in the retail industry.

Mr. Schepp has served as Executive Vice President—General Counsel since August 2001. Mr. Schepp joined the Company in 2000 as a Senior Vice President, General Counsel. Prior to joining the Company, Mr. Schepp held various managerial positions at ShopKo Stores, Inc. from 1992 to 2000, most recently as Senior Vice President, General Counsel. Mr. Schepp has 11 years of experience in the retail industry.

Mr. Sharpin has served as Executive Vice President—Human Resources since August 1998 and in other management positions since joining the Company in 1988. Mr. Sharpin has 24 years of experience in the retail industry.

Mr. Vasques has served as Executive Vice President—Marketing since 1997. He joined the Company in December 1995 as Senior Vice President, Marketing. Mr. Vasques has 33 years of experience in the retail industry.

Item 11.     Executive Compensation

The information set forth under “Executive Compensation” on pages 7-10 and “Compensation Committee Interlocks and Insider Participation” on page 4 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2003, is incorporated herein by reference. Compensation of directors as set forth under “Director Committees and Compensation” on pages 3-4 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2003 is incorporated herein by reference.

Item 12.     Beneficial Ownership of Stock and Related Stockholder Matters

The information set forth under “Beneficial Ownership of Shares” on pages 5-6 and under “Equity Compensation Plan Information” on page 8 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2003, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information set forth under “Other Transactions” on pages 9-10 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2003, is incorporated herein by reference.

Item 14.    Controls and Procedures

(a) The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item	15. Principal Accountant Fees and Services

The information set forth under “Fees Paid to Ernst & Young LLP” on page 15 of the the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 1, 2003, is incorporated herein by reference.

PART IV

Item 16.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1, the Report of Independent Auditors on page F-2 and the Consolidated Financial Statements and Schedule on pages F-3 to F-19, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1 and the “Financial Statement Schedule” on page F-20, all of which are incorporated herein by reference.

3. Exhibits:

See “Exhibit Index” of this Form 10-K, which is incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed two reports on Form 8-K in the fourth fiscal quarter. On November 18, 2002, Kohl’s filed a report dated November 14, 2002, under Items 5 and 7 with its third quarter earnings release attached. On November 20, 2002, the Company filed a report dated November 18, 2002, under Item 7, disclosing the terms of the Underwriting Agreement dated November 18, 2002, by and between Kohl’s and Morgan Stanley & Co. Incorporated, acting severally on behalf of themselves and other underwriters named in that agreement. The second Form 8-K was filed in compliance with the Company’s undertaking in its registration statement on Form S-3, Reg. No. 333-83788.

The Exhibit Index has been omitted from this Form 10-K. Shareholders may obtain the Exhibit Index without charge by calling Kohl’s investor relations at 262-703-1440.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SCHEDULE OF KOHL’S CORPORATION

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation and subsidiaries (the Company) as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting practices generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on February 3, 2002.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 26, 2003

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in Thousands, Except Share and Per Share Amounts)

	February 1, 2003	February 2, 2002
ASSETS
Current assets:
Cash and cash equivalents	$90,085	$106,722
Short-term investments	475,991	229,377
Accounts receivable trade, net of allowance for doubtful accounts of $20,880 and $17,780, respectively	990,810	835,946
Merchandise inventories	1,626,996	1,198,307
Deferred income taxes	56,693	52,292
Other	43,519	41,400

Total current assets	3,284,094	2,464,044
Property and equipment, net	2,739,290	2,199,494
Favorable lease rights, net	180,420	174,860
Goodwill	9,338	9,338
Other assets	102,361	81,850

Total assets	$6,315,503	$4,929,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694,748	$478,870
Accrued liabilities	315,630	259,598
Income taxes payable	142,150	125,085
Current portion of long-term debt	355,464	16,418

Total current liabilities	1,507,992	879,971
Long-term debt	1,058,784	1,095,420
Deferred income taxes	171,951	114,228
Other long-term liabilities	64,859	48,561
Shareholders’ equity:
Common stock-$.01 par value, 800,000,000 shares authorized, 337,322,102 and 335,138,497 shares issued, respectively	3,373	3,351
Paid-in capital	1,082,277	1,005,169
Retained earnings	2,426,267	1,782,886

Total shareholders’ equity	3,511,917	2,791,406

Total liabilities and shareholders’ equity	$6,315,503	$4,929,586

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Net sales	$9,120,287	$7,488,654	$6,151,996
Cost of merchandise sold	5,981,219	4,923,527	4,056,139

Gross margin	3,139,068	2,565,127	2,095,857
Operating expenses:
Selling, general and administrative	1,817,968	1,527,478	1,282,367
Depreciation and amortization	191,439	151,965	121,786
Goodwill amortization	—	5,200	5,200
Preopening expenses	39,278	30,509	35,189

Total operating expenses	2,048,685	1,715,152	1,444,542

Operating income	1,090,383	849,975	651,315
Other expense (income):
Interest expense	59,449	57,351	49,332
Interest income	(3,440)	(7,240)	(3,131)

Income before income taxes	1,034,374	799,864	605,114
Provision for income taxes	390,993	304,188	232,966

Net income	$643,381	$495,676	$372,148

Net income per share:
Basic	$1.91	$1.48	$1.13
Diluted	$1.87	$1.45	$1.10

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 29, 2000	326,197	$3,262	$767,179	$915,062	$1,685,503
Exercise of stock options	5,970	60	45,819	—	45,879
Income tax benefit from exercise of stock options	—	—	99,109	—	99,109
Net income	—	—	—	372,148	372,148

Balance at February 3, 2001	332,167	3,322	912,107	1,287,210	2,202,639
Exercise of stock options	2,971	29	36,099	—	36,128
Income tax benefit from exercise of stock options	—	—	56,963	—	56,963
Net income	—	—	—	495,676	495,676

Balance at February 2, 2002	335,138	3,351	1,005,169	1,782,886	2,791,406
Exercise of stock options	2,184	22	31,277	—	31,299
Income tax benefit from exercise of stock options	—	—	45,831	—	45,831
Net income	—	—	—	643,381	643,381

Balance at February 1, 2003	337,322	$3,373	$1,082,277	$2,426,267	$3,511,917

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Operating activities
Net income	$643,381	$495,676	$372,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,410	157,939	127,491
Deferred income taxes	53,322	17,211	427
Amortization of debt discount	9,381	9,110	5,782
Changes in operating assets and liabilities:
Accounts receivable trade, net	(154,864)	(154,690)	(176,246)
Merchandise inventories	(428,689)	(195,017)	(208,851)
Other current assets	(2,119)	(15,801)	(4,432)
Accounts payable	215,878	78,931	63,507
Accrued and other long-term liabilities	77,988	79,337	44,168
Income taxes	62,896	69,121	148,081

Net cash provided by operating activities	669,584	541,817	372,075
Investing activities
Acquisition of property and equipment and favorable lease rights, net	(715,968)	(662,011)	(480,981)
Net purchase of short-term investments	(246,614)	(180,777)	(21,100)
Other	(32,473)	(28,520)	(25,036)

Net cash used in investing activities	(995,055)	(871,308)	(527,117)
Financing activities
Net repayments of short-term debt	—	(5,000)	(80,000)
Proceeds from public debt offering, net	297,759	299,503	319,379
Repayments of other long-term debt, net	(16,772)	(16,424)	(12,094)
Payments of financing fees on debt	(3,452)	(1,615)	(7,109)
Net proceeds from issuance of common shares	31,299	36,128	45,879

Net cash provided by financing activities	308,834	312,592	266,055

Net (decrease) increase in cash and cash equivalents	(16,637)	(16,899)	111,013
Cash and cash equivalents at beginning of year	106,722	123,621	12,608

Cash and cash equivalents at end of year	$90,085	$106,722	$123,621

See accompanying notes

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Accounting Policies

Business

As of February 1, 2003, Kohl’s Corporation (the Company) operated 457 family oriented, specialty department stores located in 33 states that feature national brand apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company’s fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended February 1, 2003 (fiscal 2002), February 2, 2002 (fiscal 2001) and February 3, 2001 (fiscal 2000). Fiscal 2002 and 2001 include 52 weeks, and fiscal 2000 includes 53 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year’s financial statements to conform to the fiscal 2002 presentation.

Cash Equivalents

Cash equivalents represent debt securities with a maturity of three months or less when purchased which are held to maturity. Debt securities owned are stated at cost which approximates market value.

Short-term Investments

Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at its discretion. These investments are stated at cost, which approximates market value.

Accounts Receivable Trade

The Company evaluates the collectibility of accounts receivable based on a combination of factors, namely aging and historical trends. Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. For all other accounts, the Company recognizes reserves for bad debts based on the length of time the accounts are past due and the anticipated future write offs based on historical experience.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $4,980,000 higher at February 1, 2003, and $7,110,000 higher at February 2, 2002, if they would have been valued using the first-in, first-out (FIFO) method.

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

Buildings and improvements	8-40 years
Store fixtures and equipment	3-15 years
Property under capital leases	5-40 years

Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodel of existing locations in process at the end of each fiscal year.

Capitalized Interest

The Company capitalizes interest on the acquisition and construction of new locations and expansion of existing locations and depreciates that amount over the lives of the related assets. The total interest capitalized was $9,820,000, $6,929,000 and $3,478,000 in 2002, 2001 and 2000, respectively.

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options. Accumulated amortization was $39,712,000 at February 1, 2003, and $32,181,000 at February 2, 2002. The favorable lease rights balance at February 1, 2003 includes $13,175,000 related to stores acquired in 2002 that are expected to open in 2003 and 2004. Amortization will begin when the respective stores are opened.

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present and if such indicators are present determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 1, 2003, and February 2, 2002, and determined that there was no significant impact on the Company’s results of operations.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Goodwill

During June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company adopted this statement on February 3, 2002. Under SFAS No. 142, goodwill is no longer amortized and instead is subject to fair value based impairment tests that need to be performed at least annually. The Company completed the impairment test as of the adoption date and for our 2002 annual audit and determined there was no impairment of existing goodwill. In accordance with SFAS No. 142, the Company ceased amortization of its remaining goodwill and the remaining balance of goodwill is $9.3 million. Under SFAS No. 142, the Company would have had $5.2 million of additional pretax income and net income for fiscal years 2001 and 2002, and the impact on basic and diluted earnings per share is summarized below:

	Fiscal Year
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Reported net income	$643,381	$495,676	$372,148
Goodwill amortization	—	5,200	5,200

Adjusted net income	$643,381	$500,876	$377,348

Basic earnings-per-share
Reported net income per share	$1.91	$1.48	$1.13
Goodwill amortization	—	0.02	0.01

Adjusted net income per share	$1.91	$1.50	$1.14

Diluted earnings-per-share
Reported net income per share	$1.87	$1.45	$1.10
Goodwill amortization	—	0.02	0.02

Adjusted net income per share	$1.87	$1.47	$1.12

Comprehensive Income

Net income for all years presented is the same as comprehensive income.

Revenue Recognition

Revenue from sales of the Company’s merchandise at its stores is recognized at the time of sale, net of any returns. E-Commerce sales are recorded upon the shipment of merchandise.

Vendor Allowances

The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program.

Advertising

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and totaled $314,901,000, $267,274,000 and $223,717,000 in fiscal 2002, 2001 and 2000, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income Per Share

The information required to compute basic and diluted net income per share is as follows:

	Fiscal Year
	2002	2001	2000
	(In Thousands)
Numerator for basic earnings per share—net earnings	$643,381	$495,676	$372,148
Interest expense related to convertible notes, net of tax	5,739	5,562	—	(b)

Numerator for diluted earnings per share	$649,120	$501,238	$372,148

Denominator for basic earnings per share—weighted average shares	336,676	334,141	330,204
Impact of dilutive employee stock options (a)	6,106	6,857	7,871
Shares issued upon assumed conversion of convertible notes	3,946	3,946	—	(b)

Denominator for diluted earnings per share	346,728	344,944	338,075

(a)	In 2002 and 2001, 4,201,020 and 4,583,237 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.
(b)	The convertible debt securities are not included in the computation of fiscal 2000 diluted earnings per share as their impact is antidilutive.

Stock Options

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

As of February 1, 2003, the Company had two long-term compensation plans which are described in Note 8. The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in fiscal 2002, 2001, and 2000 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro forma effect on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

	Fiscal Year
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Net income as reported	$643,381	$495,676	$372,148
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	34,945	30,050	23,530

Pro forma net income	608,436	465,626	348,618
Impact of interest on convertible debt, net of tax	5,739	5,562	—

Pro forma diluted net income	$614,175	$471,188	$348,618

Net income per share:
Basic—as reported	$1.91	$1.48	$1.13
Basic—pro forma	$1.81	$1.39	$1.06
Diluted—as reported	$1.87	$1.45	$1.10
Diluted—pro forma	$1.78	$1.38	$1.04

The weighted-average fair values of options granted during fiscal 2002, 2001 and 2000 were estimated using a Black-Scholes option-pricing model to be $26.24, $29.11 and $30.00, respectively. The model uses the following assumptions for all years: risk free interest rate between 4.0%-6.0%; dividend yield of 0%; volatility factors of the Company’s common stock of 30-40%; and a 6-8 year expected life of the option.

The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

New Accounting Pronouncements

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in April 2002. This statement addresses the determination as to whether a transaction should be reported as an extraordinary item or reported in normal earnings. The adoption of this statement did not have an impact on the Company’s results of operations or financial position presented in this report.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the time an entity commits to a plan. The Company did not incur any new liability related to a disposal cost or exit activity between adoption of this statement on January 1, 2003, and the end of the fiscal year on February 1, 2003. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on its results of operations or financial position.

The Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” in November 2002, applicable to fiscal years beginning after December 15, 2002. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the Company does not expect the release to have a significant effect on its results of operations or financial position.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Selected Balance Sheet Information

Property and equipment consist of the following:

	February 1, 2003	February 2, 2002
	(In Thousands)
Land	$283,302	$217,058
Buildings and improvements	1,812,470	1,372,836
Store fixtures and equipment	904,561	738,759
Property under capital leases	58,982	54,862
Construction in progress	296,969	306,467

Total property and equipment	3,356,284	2,689,982
Less accumulated depreciation	616,994	490,488

	$2,739,290	$2,199,494

Depreciation expense for property and equipment totaled $165,173,000, $131,899,000 and $107,083,000 for fiscal 2002, 2001 and 2000, respectively.

Accrued liabilities consist of the following:

	February 1, 2003	February 2, 2002
	(In Thousands)
Payroll and related fringe benefits	$64,711	$56,332
Sales and property taxes	69,840	53,923
Other accruals	181,079	149,343

	$315,630	$259,598

3.    Accounts Receivable Financing

The Company has an agreement with Preferred Receivables Funding Corporation, certain investors and Bank One as agent under which the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables up to a maximum of $225 million. The agreement runs through December 18, 2003, and is renewable for one year intervals at the Company’s request and the investors’ option. No receivables were sold as of February 1, 2003, or February 2, 2002. For financial reporting purposes, receivables sold are treated as secured borrowings.

The cost of the current financing program is based on the bank’s conduit commercial paper rate, approximately 1.3% and 1.8% at February 1, 2003 and February 2, 2002, respectively, plus certain fees. The agreement is secured by interests in the receivables and contains covenants which require the Company to maintain a minimum portfolio quality and meet certain financial tests.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Accounts Receivable Financing (continued)

Revenues from the Company’s credit program, net of operating expenses, are summarized in the following table:

	Fiscal Year
	2002	2001	2000
	(In Thousands)
Finance charges and other income	$155,580	$126,492	$103,018
Operating expenses:
Provision for doubtful accounts	43,739	41,284	22,677
Other credit and collection expenses	44,429	36,615	29,561

Total operating expenses	88,168	77,899	52,238

Net revenue of credit program included in selling, general and administrative expenses	$67,412	$48,593	$50,780

4.    Debt

Long-term debt consists of the following:

	February 1, 2003		February 2, 2002
Maturing	Weighted Average Effective Rate	Amount	Weighted Average Effective Rate	Amount
	($ In Thousands)
Notes and debentures:
Senior debt
Through 2004	6.57%	$20,000	6.57%	$35,000
2006 (a)	6.70%	100,000	6.70%	100,000
2011 (a)	6.59%	399,595	6.59%	399,545
2029 (a)	7.36%	197,595	7.36%	197,503
2033 (a)	6.05%	297,772	—	—
Subordinated debt 2020 (b)	2.75%	343,271	2.75%	334,045

Total notes and debentures	5.62%	1,358,233	5.53%	1,066,093
Capital lease obligations		54,493		44,699
Other		1,522		1,046
Less current portion		(355,464)		(16,418)

Long-term debt		$1,058,784		$1,095,420

(a)	Non-callable and unsecured notes and debentures.
(b)	In June 2000, the Company issued $551.5 million aggregate principal amount of unsecured Liquid Yield Option Subordinated Notes (LYONs). The zero coupon LYONs were issued at a discount to yield an effective interest rate of 2.75% per year and are subordinated to all existing and future senior indebtedness of the Company. Each $1,000 principal amount of LYON is convertible at the holder’s option, at any time, into 7.156 shares of the Company’s common stock. The debt is callable by the Company beginning June 12, 2003, for cash at the issue price, plus all accreted original issue discount. The holders of the securities can “put” the LYONs back to the Company after three years and ten years from the date of issuance at specified amounts reflective of the issue price, plus all accreted original issue discount. The Company has the option to redeem these putted securities for either cash or the Company’s common stock, or any combination thereof. The issue price, plus all accreted original issue discount at February 1, 2003, and February 2, 2002, is reflected in the above table. As the holders can put the LYONs back to the Company in 2003, such securities have been reflected as current maturities of long-term debt.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Debt (continued)

Using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements, the Company estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $1,462.7 million at February 1, 2003, and $1,124.0 million at February 2, 2002.

The Company executed two new unsecured revolving bank credit facilities in July 2002. The first agreement consists of a $532 million facility maturing July 10, 2007. The second agreement consists of a $133 million facility maturing July 8, 2003. Depending on the type of advance, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate. No amounts were outstanding on these facilities as of February 1, 2003. The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $20.4 million and $2.0 million, respectively at February 1, 2003 and February 2, 2002.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests.

Interest payments, net of amounts capitalized, were $42,539,000, $41,639,000 and $46,450,000 in fiscal 2002, 2001 and 2000, respectively.

Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $353,402,000 in 2003; $10,135,000 in 2004; $138,000 in 2005; $100,416,000 in 2006 and $373,000 in 2007.

5.    Commitments

The Company leases certain property and equipment. Rent expense charged to operations was $208,073,000, $177,153,000 and $145,617,000 in fiscal 2002, 2001 and 2000, respectively. Rent expense includes contingent rents, based on sales, of $4,025,000, $3,901,000 and $3,521,000 in fiscal 2002, 2001 and 2000, respectively. In addition, many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company’s option, that generally range from two additional five-year periods to eight ten-year periods. These items are not included in the rent expenses listed above.

Property under capital leases consists of the following:

	February 1, 2003	February 2, 2002
	(In Thousands)
Buildings and improvements	$57,685	$54,862
Equipment	1,297	—
Less accumulated amortization	14,282	20,009

	$44,700	$34,853

In 2002, the Company entered into capital leases totaling $12.0 million.

Amortization expense related to capital leases totaled $1,864,000, $1,800,000 and $1,867,000 for fiscal 2002, 2001 and 2000, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments (continued)

Future minimum lease payments at February 1, 2003, are as follows:

	Capital Leases	Operating Leases
	(In Thousands)
Fiscal Year:
2003	$7,312	$232,419
2004	7,135	255,511
2005	7,067	251,258
2006	7,067	242,751
2007	7,120	242,626
Thereafter	66,041	3,072,389

	$101,742	$4,296,954

Less amount representing interest	47,249

Present value of minimum lease payments	$54,493

Included in the operating lease schedule above is $1,166.3 million of minimum lease payments for stores that will open in 2003 and 2004.

6.    Benefit Plans

The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $10,933,000, $8,535,000 and $6,315,000 in fiscal 2002, 2001 and 2000, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. The participants direct their contributions and/or their account balances among any of the Plan’s eight investment alternatives. Total expense was $4,987,000, $4,147,000 and $3,670,000 in fiscal 2002, 2001 and 2000, respectively.

The Company also made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. The participants direct these contributions and/or their account balances among any of the Plan’s eight investment alternatives. The total contribution expense was $7,316,000, $6,210,000 and $5,198,000 in fiscal 2002, 2001 and 2000, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

Deferred income taxes consist of the following:

	February 1, 2003	February 2, 2002
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$193,273	$133,844
Deferred tax assets:
Merchandise inventories	39,369	38,156
Accrued and other liabilities	27,796	23,398
Accrued step rent liability	10,850	10,354

	78,015	71,908

Net deferred tax liability	$115,258	$61,936

The components of the provision for income taxes are as follows:

	Fiscal Year
	2002	2001	2000
	(In Thousands)
Current federal	$300,128	$258,195	$204,989
Current state	37,543	28,782	27,550
Deferred	53,322	17,211	427

	$390,993	$304,188	$232,966

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	Fiscal Year
	2002	2001	2000
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	3.1	3.4
Goodwill amortization	—	0.2	0.3
Other	(0.1)	(0.3)	(0.2)

Provision for income taxes	37.8%	38.0%	38.5%

Amounts paid for income taxes (in thousands)	$274,724	$218,831	$85,063

8.    Preferred and Common Stock

The Company’s authorized capital stock consists of 800,000,000 shares of $.01 par value common stock and 10,000,000 shares of $.01 par value preferred stock. As of March 5, 2003, 337,355,777 shares of common stock and no shares of preferred stock were issued and outstanding.

The 1992 and 1994 Long-Term Compensation Plans provide for the granting of options to purchase shares of the Company’s common stock to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of similar stock options to outside directors. The following table presents the number of options initially authorized and options available to grant under each of the plans:

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Stock (continued)

	1992 Plan	1994 Plan	1997 Plan	Total
Options initially authorized	22,800,000	24,000,000	400,000	47,200,000
Options available for grant
February 2, 2002	295,901	7,324,662	297,000	7,917,563
February 1, 2003	—	7,486,710	288,000	7,774,710

The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. Options that are surrendered or terminated without issuance of shares are available for future grants.

The following table summarizes the Company’s stock options at February 1, 2003, February 2, 2002, and February 3, 2001, and the changes for the years then ended:

	Number of Options	Weighted Average Exercise Price
Balance at January 29, 2000	26,148,422	$15.53
Granted	2,592,975	63.49
Surrendered	(908,217)	23.78
Exercised	(5,969,861)	7.68

Balance at February 3, 2001	21,863,319	23.01
Granted	2,887,325	65.11
Surrendered	(525,480)	37.85
Exercised	(2,971,368)	12.15

Balance at February 2, 2002	21,253,796	29.87
Granted	333,788	67.30
Surrendered	(494,711)	53.75
Exercised	(2,183,605)	14.36

Balance at February 1, 2003	18,909,268	$31.70

In prior years, annual stock option awards were granted by the Company in the month of January. In fiscal 2002, the Company determined that annual awards to eligible associates will now be considered in the first quarter of each year. Therefore, annual awards for fiscal 2002 were granted to the eligible associates subsequent to the end of fiscal 2002. All awards to outside directors during fiscal 2002 were granted under the 1997 plan.

Options exercisable at:

	Shares	Weighted Average Exercise Price
February 1, 2003	12,851,841	$24.33
February 2, 2002	11,907,265	$18.32
February 3, 2001	11,508,871	$13.20

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Stock (continued)

Additional information related to options outstanding at February 1, 2003, segregated by exercise price range, is summarized below:

	Exercise Price Range
	$4.05 to $10.49	$10.50 to $35.49	$35.50 to $77.62
Options outstanding	5,984,412	5,200,789	7,724,067
Weighted average exercise price of options outstanding	$6.68	$25.08	$55.55
Weighted average remaining contractual life of options outstanding (years)	2.5	10.4	13.0
Options exercisable	4,820,062	4,652,714	3,379,065
Weighted average exercise price of options exercisable	$6.60	$24.30	$49.67

9.    Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

10.    Quarterly Financial Information (Unaudited)

Financial Information

	Fiscal Year 2002
	First	Second	Third		Fourth		Total
	(In Thousands Except Per Share Data)
Net sales	$1,870,588	$1,921,830	$2,143,390		$3,184,479		$9,120,287
Gross margin	656,767	687,057	744,293		1,050,951		3,139,068
Net income	106,621	124,388	133,421		278,951		643,381
Basic shares	335,858	336,662	336,923		337,175		336,676
Basic net income per share	$0.32	$0.37	$0.40		$0.83		$1.91
Diluted shares	342,615	343,439	346,766	(a)	346,943	(a)	346,728	(a)
Diluted net income per share	$0.31	$0.36	$0.39	(b)	$0.81	(b)	$1.87	(b)

	Fiscal Year 2001
	First	Second	Third		Fourth		Total
	(In Thousands Except Per Share Data)
Net sales	$1,488,333	$1,515,750	$1,760,346		$2,724,225		$7,488,654
Gross margin	520,798	536,835	608,308		899,186		2,565,127
Net income	75,111	86,513	100,230		233,822		495,676
Weighted average basic shares	332,784	334,159	334,616		334,999		334,141
Basic net income per share	$0.23	$0.26	$0.30		$0.70		$1.48
Diluted shares	341,142	342,118	342,292		346,121	(a)	344,944	(a)
Diluted net income per share	$0.22	$0.25	$0.29		$0.68	(b)	$1.45	(b)

(a)	Diluted shares include 3,946,000 shares related to the assumed conversion of convertible debt securities.
(b)	For the periods noted, the earnings per share is calculated using the “if converted” method. The net income in the calculation of 2002 diluted earnings per share is $134,856,000 for the third quarter, $280,402,000 for the fourth quarter, and $649,120,000 for the fiscal year, which includes interest on convertible debt securities, net of tax, of $1,435,000, $1,451,000, and $5,739,000, respectively. The net income calculation of fiscal 2001 diluted earnings per share is $235,233,000 for the fourth quarter and $501,238,000 for the fiscal year, which includes interest on convertible debt securities, net of tax, of $1,411,000 and $5,562,000, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Quarterly Financial Information (Unaudited) (continued)

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

	Fiscal Year
LIFO (Credit) Expense	2002	2001
	(In Thousands)
First	$2,243	$1,786
Second	2,305	1,819
Third	2,571	2,112
Fourth	(9,249)	(3,458)

Total year	$(2,130)	$2,259

The Company estimates its LIFO provision throughout the year based on expected inflation. The provision is adjusted to actual inflation indices in the fourth quarter.

11.    Related Parties

A director of the Company is also a shareholder of a law firm which performs legal services for the Company.

Included in total rent expense above is rent incurred on store leases with various entities owned or controlled by Herbert Simon or his affiliates. Mr. Simon was a director of the Company until February, 2003. The amounts of such expense were $5,752,000, $4,407,000 and $4,253,000 in fiscal 2002, 2001 and 2000, respectively.

KOHL’S CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In Thousands)
Accounts Receivable—Allowances:
Balance at Beginning of Year	$17,780	$9,282	$7,171
Charged to Costs and Expenses	43,739	41,284	22,677
Deductions—Bad Debts Written off,
Net of Recoveries and Other Allowances	(40,639)	(32,786)	(20,566)

Balance at End of Year	$20,880	$17,780	$9,282

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

/S/    R. LAWRENCE MONTGOMERY

By:

R. Lawrence Montgomery

Chairman and Director

Dated:  March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ R. LAWRENCE MONTGOMERY R. Lawrence Montgomery Chairman, Chief Executive Officer and Director (Principal Executive Officer)	/s/ WILLIAM S. KELLOGG William S. Kellogg Director

/S/ KEVIN MANSELL Kevin Mansell President and Director	/s/ ARLENE MEIER Arlene Meier Chief Operating Officer, Treasurer and Director

/s/ JAY H. BAKER Jay H. Baker Director	Steven A. Burd Director

/s/ WAYNE EMBRY Wayne Embry Director	/s/ JAMES D. ERICSON James D. Ericson Director

/s/ JOHN F. HERMA John F. Herma Director	Frank Sica Director

/s/ JUDY SPRIESER Judy Sprieser Director	/s/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/s/ R. ELTON WHITE R. Elton White Director	/s/ PATRICIA JOHNSON Patricia Johnson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:  March 21, 2003

CERTIFICATIONS

I, R. Lawrence Montgomery, certify that:

1.	I have reviewed this annual report on Form 10-K of Kohl’s Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/S/    R. LAWRENCE MONTGOMERY

R. Lawrence Montgomery

Chief Executive Officer

(Principal Executive Officer)

I, Patricia Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K of Kohl’s Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/     PATRICIA JOHNSON

Patricia Johnson

Chief Financial Officer

(Principal Financial Officer)

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

4.1      364-Day Credit Agreement dated as of July 10, 2002 among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S.
         Bank, National Association, Wachovia Bank, National Association and
         Fleet National Bank, as Co-Documentation Agents and The Bank of New
         York, as Administrative Agent, incorporated herein by reference to
         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the
         fiscal quarter ended August 3, 2002.

4.2      Five-Year Credit Agreement dated as of July 10, 2002 among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S.
         Bank, National Association, Wachovia Bank, National Association and
         Fleet National Bank, as Co-Documentation Agents, and The Bank of New
         York as Issuing Bank, Swing Line Lender and Administrative Agent,
         incorporated herein by reference to Exhibit 10.2 of the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended August 3,
         2002.

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

4.7      Indenture dated as of June 12, 2000, between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit
         4.1 of the Company's registration statement on Form S-3 (Reg. No.
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

10.1     Amended and Restated Executive Deferred Compensation Plan.*

10.2     Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by

                                       1

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

10.10    2003 Long-Term Compensation Plan.*

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

10.14    First Amendment to Employment Agreement between the Company and Mr.
         Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the
         fiscal year ended February 3, 2001. *

10.15    Employment Agreement between the Company and Arlene Meier dated
         November 15, 2000, incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended
         February 3, 2001. *

12.1     Statement regarding calculation of ratio of earnings to fixed charges.

21.1     Subsidiaries of the Registrant.

23.1     Consent of Ernst & Young LLP.

99.1     Cautionary Statements Regarding Forward Looking Information and Risk
         Factors.

99.2     Certification of Periodic Report by Chief Financial Officer pursuant to
         U.S.C. Section 1350.

99.3     Certification of Periodic Report by Chief Executive Officer pursuant to
         U.S.C. Section 1350.

                                        2

* A management contract or compensatory plan or arrangement.

                                        3