Form 10-Q
period 2003-05-03
KOHLS CORPORATION
filed 2003-06-04
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                              to

Commission file number 1-11084

KOHL’S CORPORATION

(Exact name of the registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 29, 2003 Common Stock, Par Value $.01 per Share, 338,828,505 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	May 3, 2003	February 1, 2003	May 4, 2002
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,674	$90,085	$100,541
Short-term investments	153,205	475,991	25,000
Accounts receivable, net	973,256	990,810	836,661
Merchandise inventories	1,810,978	1,626,996	1,418,974
Deferred income taxes	36,064	56,693	32,426
Other	75,350	43,519	69,047

Total current assets	3,143,527	3,284,094	2,482,649
Property and equipment, net	2,824,510	2,739,290	2,327,094
Favorable lease rights, net	181,495	180,420	173,012
Goodwill	9,338	9,338	9,338
Other assets	105,223	102,361	87,072

Total assets	$6,264,093	$6,315,503	$5,079,165

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$608,383	$694,748	$581,108
Accrued liabilities	277,273	315,630	234,316
Income taxes payable	38,909	142,150	37,905
Short-term debt	—	—	5,000
Current portion of long-term debt and capital leases	357,919	355,464	11,509

Total current liabilities	1,282,484	1,507,992	869,838
Long-term debt	996,373	1,006,353	1,044,832
Capital leases	68,463	52,431	43,050
Deferred income taxes	187,575	171,951	123,585
Other long-term liabilities	66,524	64,859	53,041

Total liabilities	2,601,419	2,803,586	2,134,346
Shareholders’ equity:
Common stock	3,388	3,373	3,365
Paid-in capital	1,122,006	1,082,277	1,051,947
Retained earnings	2,537,280	2,426,267	1,889,507

Total shareholders’ equity	3,662,674	3,511,917	2,944,819

Total liabilities and shareholders’ equity	$6,264,093	$6,315,503	$5,079,165

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended
	May 3, 2003	May 4, 2002
Net sales	$2,117,744	$1,870,588
Cost of merchandise sold	1,376,479	1,213,821

Gross margin	741,265	656,767
Operating expenses:
Selling, general, and administrative	474,125	411,827
Depreciation and amortization	55,417	43,969
Preopening expenses	15,482	16,939

Operating income	196,241	184,032
Interest expense, net	17,766	12,615

Income before income taxes	178,475	171,417
Provision for income taxes	67,462	64,796

Net income	$111,013	$106,621

Net income per share:
Basic
Basic	$0.33	$0.32
Average number of shares	338,013	335,858
Diluted
Diluted	$0.32	$0.31
Average number of shares	342,847	342,615

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share Amounts)

	Common Stock		Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance at February 1, 2003	337,322,102	$3,373	$1,082,277	$2,426,267	$3,511,917
Exercise of stock options	1,465,853	15	14,897	—	14,912
Income tax benefit from exercise of stock options	—	—	24,832	—	24,832
Net income	—	—	—	111,013	111,013

Balance at May 3, 2003	338,787,955	$3,388	$1,122,006	$2,537,280	$3,662,674

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months (13 Weeks) Ended
	May 3, 2003	May 4, 2002
Operating activities
Net income	$111,013	$106,621
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	55,700	44,167
Amortization of debt discount	2,403	2,323
Deferred income taxes	36,253	29,223
Changes in operating assets and liabilities:
Accounts receivable	17,554	(743)
Merchandise inventories	(183,982)	(220,667)
Other current assets	(31,831)	(27,619)
Accounts payable	(86,365)	102,238
Accrued and other long-term liabilities	(33,463)	(20,802)
Income taxes	(78,409)	(57,063)

Net cash used in operating activities	(191,127)	(42,322)
Investing activities
Acquisition of property and equipment and favorable lease rights, net	(122,804)	(165,757)
Net sales of short-term investments	322,786	204,377
Other	(8,492)	(9,347)

Net cash provided by investing activities	191,490	29,273
Financing activities
Proceeds from short-term debt	—	5,000
Payments of other long-term debt, net	(10,662)	(14,770)
Payments of financing fees on debt	(24)	(37)
Proceeds from stock option exercises	14,912	16,675

Net cash provided by financing activities	4,226	6,868

Net increase (decrease) in cash and cash equivalents	4,589	(6,181)
Cash and cash equivalents at beginning of period	90,085	106,722

Cash and cash equivalents at end of period	$94,674	$100,541

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s Form 10-K (Commission File No. 1-11084) filed with the Securities and Exchange Commission.

2.    Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the fiscal 2003 presentation.

3.    New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in the first quarter of fiscal 2003 or 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro forma effect on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	First Quarter
	2003	2002
	(In Thousands, Except Per Share Data)
Net income as reported	$111,013	$106,621
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	9,158	9,201

Pro forma net income	$101,855	$97,420

Net income per share:
Basic-as reported	$0.33	$0.32
Basic-pro forma	$0.30	$0.29
Diluted-as reported	$0.32	$0.31
Diluted-pro forma	$0.30	$0.29

The weighted-average fair values of options granted during the first quarter of fiscal 2003 and 2002 were estimated using a Black-Scholes option-pricing model to be $19.86 and $27.50, respectively. The model uses the following assumptions for both periods: risk free interest rate of 4.0%; dividend yield of 0%; volatility factors of the Company’s common stock of 32%; and a 6 year expected life of the option.

The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

The Emerging Issues Task Force released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” in November 2002, applicable to fiscal years beginning after December 15, 2002. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the release did not have any effect on its results of operations or financial position.

4.    Merchandise Inventories

The Company uses the last-in, first-out (LIFO) method of accounting for merchandise inventories. The following information is provided to show the effects of the LIFO provision on each quarter, as well as to provide users with the information to compare to other companies not on LIFO.

	LIFO Expense
Quarter	Fiscal 2003	Fiscal 2002
	(In thousands)
First	$—	$2,243

Inventories would have been $4,980,000 higher at May 3, 2003, and February 1, 2003, and $9,353,000 higher at May 4, 2002, if they had been valued using the first-in, first-out (FIFO) method.

5.    Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

6.    Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	13 Weeks Ended
	May 3, 2003	May 4, 2002
	(In thousands)
Numerator for dilutive earnings per share	$111,013	$106,621

Denominator for basic earnings per share—weighted average shares	338,013	335,858
Impact of dilutive employee stock options (a)	4,834	6,757

Denominator for dilutive earnings per share (b)	342,847	342,615

(a)	For the periods ended May 3, 2003 and May 4, 2002, 5,041,498 and 116,900 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.
(b)	The convertible debt securities are not included in the computation of diluted earnings per share for the periods ended May 3, 2003 and May 4, 2002, as their impact is antidilutive.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

At May 3, 2003, the Company operated 492 stores compared with 420 stores at the same time last year. Total square feet of selling space increased 18.0% from 31.6 million at May 4, 2002 to 37.3 million at May 3, 2003. During the quarter, the Company opened 35 stores, 28 in March and 7 in April. In March, the Company opened 28 new stores in the Los Angeles, CA market. In April, the Company entered the San Antonio, TX market with three stores and one store each in Kalamazoo, MI; West Springfield, MA; Hookestt, NH; and Doylestown, PA.

The Company plans to open approximately 45 new stores during the third quarter of fiscal 2003 including entries into the Phoenix, AZ market with ten stores, Tucson, AZ with two stores, Flagstaff, AZ with one store and the Las Vegas, NV market with three stores.

Net sales increased $247.1 million or 13.2% to $2,117.7 million for the three months ended May 3, 2003, from $1,870.6 million for the three months ended May 4, 2002. Net sales increased $289.5 million due to the opening of 35 new stores in 2003 and the inclusion of 75 new stores opened in 2002. The offsetting $42.4 million decrease is attributable to a decline in comparable store sales of 2.4%.

Gross margin increased $84.5 million to $741.3 million for the three months ended May 3, 2003, from $656.8 million for the three months ended May 4, 2002. Gross margin increased $92.4 million due to the opening of 35 new stores in the first quarter of 2003 and to the inclusion of a full year of operating results for the 75 stores opened in fiscal 2002. Comparable store gross margin decreased $7.9 million due to a decrease in comparable store sales. The Company’s gross margin as a percent of net sales was 35.0% for the three months ended May 3, 2003, and 35.1% for the three months ended May 4, 2002.

Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses. S,G&A expenses increased $62.3 million or 15.1% to $474.1 million for the three months ended May 3, 2003, from $411.8 million for the three months ended May 4, 2002. The S,G&A expenses increased to 22.4% of net sales for the three months ended May 3, 2003, from 22.0% of net sales for the three months ended May 4, 2002, an increase of 37 basis points. Store operating expenses as a percent of sales increased by 89 basis points and advertising costs increased by 31 basis points. Expenses as a percent of sales related to credit operations declined by 40 basis points, distribution center costs declined by 25 basis points and other corporate expenses declined by 18 basis points.

Depreciation and amortization for the three months ended May 3, 2003, was $55.4 million compared to $44.0 million for the three months ended May 4, 2002. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended May 3, 2003, was $15.5 million compared to $16.9 million for the three months ended May 4, 2002. The decrease is primarily due to a decline in the number of new stores opened in the first quarter and the timing of related expenses.

As a result of the above factors, operating income for the three months ended May 3, 2003, increased $12.2 million or 6.6% over the three months ended May 4, 2002.

Net interest expense for the three months ended May 3, 2003, was $17.8 million compared to $12.6 million for the three months ended May 4, 2002. The increase is primarily attributable to the $300 million aggregate principal amount of non-callable 6% unsecured senior debentures issued in November 2002.

Net income for the three months ended May 3, 2003, increased 4.1% to $111.0 million from $106.6 million for the three months ended May 4, 2002. Earnings were $0.32 per diluted share for the three months ended May 3, 2003, compared to $0.31 per diluted share for the three months ended May 4, 2002.

Seasonality & Inflation

The Company’s business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% and 30% of sales typically occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

The Company does not believe that inflation has had a material effect on the results during the periods presented. However, there can be no assurance that the Company’s business will not be affected by such factors in the future.

Financial Condition and Liquidity

The Company’s primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in credit card accounts receivable and capital expenditures in connection with expansion and remodeling programs. The Company’s primary sources of funds for its business activities are cash flow from operations and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases or third-party factor financing, represents a significant source of financing for merchandise inventories. The Company’s working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. Seasonal cash needs are met by financing secured by its proprietary accounts receivable and lines of credit available under its revolving credit facilities. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations.

Cash used in operating activities was $191.1 million for the three months ended May 3, 2003, compared to $42.3 million for the three months ended May 4, 2002.

Proprietary credit card sales increased to $739.8 million or 34.9% of net sales for the three months ended May 3, 2003, from $630.8 million or 33.7% of net sales for the three months ended May 4, 2002. The following table summarizes information related to the Company’s proprietary credit card receivables:

	May 3, 2003	February 1, 2003	May 4, 2002
Gross accounts receivable	$994,232	$1,011,690	$856,180
Allowance for doubtful accounts (a)	$20,976	$20,880	$19,520
Allowance as a % of gross accounts receivable	2.1%	2.1%	2.3%
Accounts receivable turnover (rolling 4 quarters) (b)	3.4x	3.5x	3.2x

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries and other allowances, for the three months ended May 3, 2003, were 1.1% of gross accounts receivables compared to 1.2% of gross accounts receivable for the three months ended May 4, 2002.
(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.

The Company’s merchandise inventories increased $392.0 million over the May 4, 2002, balance and $184.0 million over the February 1, 2003, balance. Inventory levels in comparable stores were higher than last year at this time due to the late start on the selling of spring apparel and due to higher merchandise levels required to support new store locations. Accounts payable increased $27.3 million from May 4, 2002, and decreased $86.4 million from February 1, 2003. Fluctuations in the level of accounts payable are primarily attributable to changes in inventory levels, the timing of inventory receipts and invoice dating arrangements with vendors.

Capital expenditures for the three months ended May 3, 2003, were $122.8 million compared to the $165.8 million for the same period a year ago. The decrease in expenditures is primarily attributable to the timing and number of new store openings. The

Company opened 35 new stores in the first quarter of fiscal 2003 compared to 38 in the first quarter of fiscal 2002.

Total capital expenditures for fiscal 2003 are expected to be approximately $800 to $825 million. This estimate includes new store spending as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened and whether such stores are owned or leased and the number of existing stores remodeled or refurbished. In addition to the 35 stores opened during the first quarter of fiscal 2003, the Company plans to open approximately 45 additional stores in the third quarter of fiscal 2003.

The Company has two unsecured revolving bank credit facilities that were executed in June, 2002, the first of which is a $532 million facility maturing July 10, 2007. The second facility is a $133 million facility maturing July 8, 2003. The Company also has a $225 million Receivable Purchase Agreement (RPA). Pursuant to the RPA, which is renewable annually at the Company’s request and the RPA investors’ option, the Company periodically sells, generally with recourse, an undivided interest in the Company’s private label credit card receivables. No amounts were outstanding under the RPA or either of the Company’s revolving bank credit facilities as of May 3, 2003. As of May 4, 2002, $160 million was outstanding under the RPA.

In June 2000, the Company issued $551.5 million aggregate principal amount of Liquid Yield Option Subordinated Notes (LYONs) due 2020. Net proceeds, excluding expenses, were $319.4 million. The debt is callable by the Company beginning June 12, 2003, for cash. The holders of the securities can “put” the LYONs back to the Company after three and ten years from the date of issuance. As the holders can put the LYONs back to the Company on June 12, 2003, such securities have been reflected as current maturities of long-term debt. Any securities “put” back to the Company on this date will be redeemed in cash. The total amount payable by the Company if all of the LYONs are put back is $346.6 million, which will be paid by the Company with cash on hand.

Contractual Obligations

The Company has aggregate contractual obligations of $5,928.0 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
	(In Thousands)
Long-term debt	$345,721	$10,135	$138	$100,416	$373	$895,344	$1,352,127
Capital leases (a)	1,554	2,128	2,290	2,536	2,847	59,273	70,628
Operating leases (b)	177,691	263,758	264,862	255,261	254,799	3,288,841	4,505,212

Total	$524,966	$276,021	$267,290	$358,213	$258,019	$4,243,458	$5,927,967

(a)	Annual commitments on capital leases are net of interest.
(b)	Included in the operating lease schedule above is $1,075.9 million of minimum lease payments for stores that are scheduled to open in the third quarter of fiscal 2003 and in fiscal 2004.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $20.6 million and $1.8 million, respectively, at May 3, 2003. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors, namely aging and historical trends. Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. For all other accounts, the Company recognizes reserves for bad debts based on the length of time the accounts are past due and the anticipated future write-offs based on historical experience.

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

Based on a review of historical clearance markdowns, current business trends and discontinued merchandise categories, an adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to market value. Management believes that the Company’s inventory valuation approximates the net realizable value of clearance inventory and results in carrying inventory at the lower of cost or market.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At May 3, 2003, the Company’s long-term debt, excluding capital leases, was $1,352.1 million, all of which is fixed rate debt.

Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at May 3, 2003, changed by 100 basis points, the Company’s annual interest expense would change by $13.5 million.

Item 4.    Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Forward Looking Statements

Items 2 and 3 of this form 10-Q contains “forward looking statements,” subject to protections under federal law. The Company intends words such as “believes”, “anticipates”, “plans”, “may”, “will”, “should”, “expects”, and similar expressions to identify forward-looking statements. In addition, statements covering the Company’s future sales or financial performance and the Company’s plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company’s liquidity, planned capital expenditures, future store openings and adequacy of capital resources and reserves. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward looking statements. These risks and uncertainties include but are not limited to those described in Exhibit 99.1 to the Company’s annual report on Form 10-K filed with the SEC on March 21, 2003, which is expressly incorporated herein by reference, and such other factors as may periodically be described in the Company’s filings with the SEC.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Kohl’s Corporation was held on May 1, 2003:

1. To elect five directors to serve for a three-year term;

2. To ratify the appointment of Ernst & Young LLP as independent auditors;

3. To approve the Company’s 2003 Long-Term Compensation Plan;

4. To vote on three shareholder proposals; and

5. To act upon any other business that may properly come before the meeting or any adjournment thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations. All of management’s nominees for directors as listed in the proxy statement were elected, the appointment of Ernst & Young LLP as independent auditors was ratified, the Company’s 2003 Long-Term Compensation Plan was approved, one shareholder proposal was approved and two shareholder proposals were rejected.

The results of the voting were as follows:

1. Election of directors:

Jay H. Baker

For—299,373,753 shares

Withheld—7,493,502 shares

Steven A. Burd

For—299,232,254 shares

Withheld—7,635,001 shares

Kevin Mansell

For—298,794,668 shares

Withheld—8,072,587 shares

Peter M. Sommerhauser

For—297,334,519 shares

Withheld—9,532,736 shares

Judith A. Spreiser

For—267,905,893 shares

Withheld—38,961,362 shares

2. Ratification of Ernst & Young LLP as independent auditors:

For—227,807,088 shares

Against—77,492,461 shares

Abstain—1,567,706 shares

3. Approval of the Company’s 2003 Long-Term Compensation Plan:

For—269,990,640 shares

Against—34,898,173 shares

Abstain—1,887,442 shares

4.	Shareholder proposal concerning the amendment of the Company’s By-Laws to require that a director who has not served as an officer of the Company be its Chairman of the Board of Directors:

For—107,745,939 shares

Against—169,697,898 shares

Abstain—2,167,078 shares

Broker Non-Votes—27,256,340

5. Shareholder proposal concerning the expensing of the costs of all future stock options issued by the Company:

For—138,681,583 shares

Against—135,608,277 shares

Abstain—5,321,055 shares

Broker Non-Votes—27,256,340

6. Shareholder proposal concerning performance-based stock options:

For—31,602,816 shares

Against—245,746,563 shares

Abstain—2,261,536 shares

Broker Non-Votes—27,256,340

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

12.1	Statement regarding calculation of ratio of earnings to fixed charges

99.2	Certification of Periodic Report by Chief Financial Officer

99.3	Certification of Periodic Report by Chief Executive Officer

(b)    Reports on Form 8-K

The Company furnished or filed two reports on Form 8-K in the first fiscal quarter: On March 5, 2003, the Company furnished a report dated March 4, 2003, under Item 12, providing a press release announcing its fiscal 2002 fourth quarter and annual financial results. On April 8, 2003, the Company filed a report dated April 7, 2003, under Items 5 and 7, providing a press release announcing that Patricia Johnson had resigned her position as the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: May 30, 2003	/S/ R. LAWRENCE MONTGOMERY

R. Lawrence Montgomery Chief Executive Officer and Director

Date: May 30, 2003	/S/ ARLENE MEIER

Arlene Meier Chief Operating Officer and Interim Chief Financial Officer

CERTIFICATIONS

I, Arlene Meier, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kohl’s Corporation;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 30, 2003

/S/ ARLENE MEIER
Arlene Meier
Chief Operating Officer and Interim Chief
Financial Officer
(Principal Financial Officer)

I, R. Lawrence Montgomery, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kohl’s Corporation;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 30, 2003

/S/ R. LAWRENCE MONTGOMERY
R. Lawrence Montgomery
Chief Executive Officer
(Principal Executive Officer)