Form 10-Q
period 2003-08-02
KOHLS CORPORATION
filed 2003-09-03
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 26, 2003 Common Stock, Par Value $.01 per Share, 339,472,719 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	August 2, 2003	February 1, 2003	August 3, 2002
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,978	$90,085	$85,039
Short-term investments	35,036	475,991	113,230
Accounts receivable, net	950,142	990,810	828,458
Merchandise inventories	1,716,763	1,626,996	1,454,419
Deferred income taxes	34,146	56,693	40,593
Other	77,285	43,519	56,373

Total current assets	2,921,350	3,284,094	2,578,112

Property and equipment, net	2,980,460	2,739,290	2,425,389
Favorable lease rights, net	186,088	180,420	171,007
Goodwill	9,338	9,338	9,338
Other assets	101,887	102,361	89,945

Total assets	$6,199,123	$6,315,503	$5,273,791

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$701,852	$694,748	$590,942
Accrued liabilities	295,149	315,630	246,148
Income taxes payable	57,542	142,150	69,253
Current portion of long-term debt and capital leases	12,440	355,464	11,141

Total current liabilities	1,066,983	1,507,992	917,484

Long-term debt	996,392	1,006,353	1,047,211
Capital leases	67,782	52,431	42,484
Deferred income taxes	205,257	171,951	134,847
Other long-term liabilities	69,245	64,859	52,251

Total liabilities	2,405,659	2,803,586	2,194,277

Shareholders’ equity:
Common stock	3,393	3,373	3,368
Paid-in capital	1,140,646	1,082,277	1,062,251
Retained earnings	2,649,425	2,426,267	2,013,895

Total shareholders’ equity	3,793,464	3,511,917	3,079,514

Total liabilities and shareholders’ equity	$6,199,123	$6,315,503	$5,273,791

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$2,208,459	$1,921,830	$4,326,203	$3,792,418
Cost of merchandise sold	1,471,656	1,234,773	2,848,135	2,448,594

Gross margin	736,803	687,057	1,478,068	1,343,824

Operating expenses:
Selling, general, and administrative	473,823	423,698	947,948	835,525
Depreciation and amortization	57,009	47,426	112,426	91,395
Preopening expenses	2,492	2,939	17,974	19,878

Operating income	203,479	212,994	399,720	397,026

Interest expense, net	23,208	13,013	40,974	25,628

Income before income taxes	180,271	199,981	358,746	371,398
Provision for income taxes	68,126	75,593	135,588	140,389

Net income	$112,145	$124,388	$223,158	$231,009

Net income per share:

Basic
Basic	$0.33	$0.37	$0.66	$0.69
Average number of shares	338,954	336,662	338,484	336,260

Diluted
Diluted	$0.33	$0.36	$0.65	$0.67
Average number of shares	343,665	343,439	343,139	342,942

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share Amounts)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at February 1, 2003	337,322,102	$3,373	$1,082,277	$2,426,267	$3,511,917
Exercise of stock options	2,007,357	20	26,697	—	26,717
Income tax benefit from exercise of stock options	—	—	31,672	—	31,672
Net income	—	—	—	223,158	223,158

Balance at August 2, 2003	339,329,459	$3,393	$1,140,646	$2,649,425	$3,793,464

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months (26 Weeks) Ended
	August 2, 2003	August 3, 2002
Operating activities

Net income	$223,158	$231,009
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	119,047	91,810
Amortization of debt discount	3,468	4,658
Deferred income taxes	55,853	32,318
Changes in operating assets and liabilities:
Accounts receivable	40,668	7,488
Merchandise inventories	(89,767)	(256,112)
Other current assets	(33,766)	(14,973)
Accounts payable	7,104	112,072
Accrued and other long-term liabilities	(16,095)	(8,119)
Income taxes	(52,936)	(20,557)

Net cash provided by operating activities	256,734	179,594

Investing activities

Acquisition of property and equipment and favorable lease rights, net	(334,646)	(310,096)
Net sales of short-term investments	440,955	116,147
Other	(13,814)	(12,556)

Net cash provided by (used in) investing activities	92,495	(206,505)

Financing activities

Payments of convertible and other long-term debt, net	(357,868)	(15,660)
Payments of financing fees on debt	(185)	(936)
Proceeds from stock option exercises	26,717	21,824

Net cash (used in) provided by financing activities	(331,336)	5,228

Net increase (decrease) in cash and cash equivalents	17,893	(21,683)
Cash and cash equivalents at beginning of period	90,085	106,722

Cash and cash equivalents at end of period	$107,978	$85,039

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

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for the first or second quarters of fiscal 2003 or 2002 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro forma effect on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(In Thousands, Except per Share Data)
Net income as reported	$112,145	$124,388	$223,158	$231,009
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	8,849	9,197	18,007	18,398

Pro forma net income	$103,296	$115,191	$205,151	$212,611

Net income per share:
Basic-as reported	$0.33	$0.37	$0.66	$0.69
Basic-pro forma	$0.30	$0.34	$0.61	$0.63

Diluted-as reported	$0.33	$0.36	$0.65	$0.67
Diluted-pro forma	$0.30	$0.34	$0.60	$0.62

The Black-Scholes option pricing model was used to estimate the weighted-average fair values of options granted. For the three months ended August 2, 2003 and August 3, 2002, the weighted-average fair values of options granted were $20.50 and $27.13, respectively. The fair values of options granted for the six months ended August 2, 2003 and August 3, 2002, were $19.88 and $27.29, respectively. The model uses the following assumptions for all periods: risk free interest rate of 3.5%-4.0%; dividend yield of 0%; volatility factors of the Company’s common stock of 32%; and a 6 year expected life of the option.

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

4. Merchandise Inventories

The Company uses the last–in, first-out (LIFO) method of accounting for merchandise inventories. The Company did not record a LIFO expense for the three and six months ended August 2, 2003. The Company recorded a LIFO expense of $2.3 million for the three months ended August 3, 2002 and $4.5 million for the six months ended August 3, 2002.

Inventories would have been $4,980,000 higher at August 2, 2003, and February 1, 2003, and $11,658,000 higher at August 3, 2002, if they had been valued using the first-in, first-out (FIFO) method.

5. Debt

On June 13, 2003, the holders of approximately 99.5% of the Company’s outstanding Liquid Yield Option Subordinated Notes (LYONs) due 2020 exercised their options to redeem their notes, in accordance with the terms of the LYONs. The remaining LYONs were called by the Company on August 1, 2003. The Company elected to redeem these notes for cash. The total amount payable by the Company for the LYONs redeemed was $346.6 million, which was paid with available funds. In conjunction with the redemption, the Company wrote-off the remaining deferred financing costs, during the second quarter of 2003, related to the LYONs totaling $6.1 million, which is included in interest expense.

6. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

7. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(In Thousands)
Numerator for dilutive earnings per share	$112,145	$124,388	$223,158	$231,009
Denominator for basic earnings per share—weighted average shares	338,954	336,662	338,484	336,260
Impact of dilutive employee stock options (a)	4,711	6,777	4,655	6,682
Denominator for dilutive earnings per share (b)	343,665	343,439	343,139	342,942

(a)	For the three months ended August 2, 2003 and August 3, 2002, 4,863,477 and 86,850 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive. For the six months ended August 2, 2003 and August 3, 2002, 4,923,627 and 171,650 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.
(b)	The convertible debt securities are not included in the computation of diluted earnings per share for the periods ended August 2, 2003 and August 3, 2002 as their impact is antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Store Locations

At August 2, 2003, the Company operated 492 stores compared with 420 stores at the same time last year. Total square feet of selling space increased 18.0% from 31.6 million at August 3, 2002 to 37.3 million at August 2, 2003. During the first half of the year, the Company opened 35 stores, 28 in March and 7 in April. In March, the Company opened 28 new stores in the Los Angeles, CA market. In April, the Company entered the San Antonio, TX market with three stores and opened one store each in Kalamazoo, MI; West Springfield, MA; Hooksett, NH; and Doylestown, PA.

Kohl’s plans to open another 50 stores in the second half of the year, two in August and 48 in October. The Company plans to enter the Phoenix, AZ market with 10 stores, the Little Rock, AR market with three stores, the Las Vegas, NV market with three stores, the Birmingham, AL market with two stores, the Tucson, AZ market with two stores and the Flagstaff, AZ market with one store. In addition, the Company will add 11 stores in the Midwest Region, five stores in the Mid-Atlantic region, five stores in the Northeast region, four stores in the Southeast region, two stores in the Southcentral region, and two stores in the Southwest region. This raises the Company’s projected new store openings for fiscal 2003 from 80 stores to 85 stores.

The Company plans to open approximately 95 new stores in fiscal 2004. The Company anticipates opening approximately half the stores in the first quarter including the Company’s continued expansion in the Southwest region with entry into the Sacramento, CA market with seven stores, the San Diego, CA market with five stores, and the Fresno, CA market with three stores.

Net Sales

Net sales increased $286.7 million or 14.9% to $2,208.5 million for the three months ended August 2, 2003, from $1,921.8 million for the three months ended August 3, 2002. Net sales increased $264.9 million due to the opening of 35 new stores in 2003 and the inclusion of 75 new stores opened in 2002. The remaining $21.8 million increase is attributable to comparable store sales growth of 1.1%

Net sales increased $533.8 million or 14.1% to $4,326.2 million for the six months ended August 2, 2003, from $3,792.4 million for the six months ended August 3, 2002. Net sales increased $557.9 million due to the opening of 35 new stores in 2003 and the inclusion of 75 new stores opened in 2002. The offsetting $24.1 million decrease is attributable to a decline in comparable store sales of 0.7%

Gross Margin

Gross margin increased $49.7 million to $736.8 million for the three months ended August 2, 2003, from $687.1 million for the three months ended August 3, 2002. Gross margin increased $73.7 million due to the opening of 35 new stores in the first half of the year and to the inclusion of a full year of operating results for the 75 stores opened in fiscal 2002. Comparable store gross margin decreased $24.0 million primarily due to a higher markdown rate than last year. Gross margin increased $134.3 million to $1,478.1 million for the six months ended August 2, 2003, from $1,343.8 million for the six months ended August 3, 2002. Gross margin increased $166.1 million due to the opening of 35 new stores in the first half of 2003 and to the inclusion of a full year of operating results for the 75 stores opened in fiscal 2002. Comparable store gross margin decreased $31.8 million primarily due to a higher markdown rate than last year as well as a slight decrease in comparable store sales. The Company’s gross margin as a percent of net sales was 33.4% for the three months ended August 2, 2003, and 35.8% for the three months ended August 3, 2002. The Company’s gross margin as a percent of net sales was 34.2% for the six months ended August 2, 2003, and 35.4% for the six months ended August 3, 2002. The decrease in the gross margin rate for the three and six months ended August 2, 2003, was due to aggressively marking down and selling seasonal merchandise to ensure the Company was properly set for the Back to School season.

Operating Expenses

Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses. S,G&A expenses increased $50.1 million or 11.8% to $473.8 million for the three months ended August 2, 2003, from $423.7 million for the three months ended August 3, 2002. S,G&A expenses increased $112.4 million or 13.5% to $947.9 million for the six months ended August 2, 2003, from $835.5 million for the six months ended August 3, 2002. The S,G&A expenses decreased to 21.5% of net sales for the three months ended August 2, 2003, from 22.0% of net sales for the three months ended August 3, 2002, a decrease of 59 basis points. Store operating expenses as a percent of sales increased by 23 basis points, which was partially offset by a reduction in the incentive compensation accrual, and advertising costs increased by 5 basis points for the three months ended August 2, 2003. Expenses as a percent of sales related to credit operations declined by 6 basis points, distribution center costs declined by 28 basis points and other corporate expenses declined by 53 basis points, primarily due to a reduction in the incentive compensation accrual, for the three months ended August 2, 2003. The S,G&A expenses decreased to 21.9% of net sales for the six months ended August 2, 2003, from 22.0% of net sales for the six months ended August 3, 2002, a decrease of 12 basis points. Store operating expenses as a percent of sales increased by 56 basis points, which was partially offset by a reduction in the incentive compensation accrual, and advertising costs increased by 18 basis points for the six months ended August 2, 2003. Expenses as a percent of sales related to credit operations declined by 23 basis points, distribution center costs declined by 27 basis points and other corporate expenses declined by 36 basis points, primarily due to a reduction in the incentive compensation accrual for the six months ended August 2, 2003. As earnings did not increase over last year for the six months ended August 2, 2003, no bonus was earned under the plan.

Depreciation and amortization for the three months ended August 2, 2003, was $57.0 million compared to $47.4 million for the three months ended August 3, 2002. Depreciation and amortization for the six months ended August 2, 2003, was $112.4 million compared to $91.4 million for the six months ended August 3, 2002. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended August 2, 2003, was $2.5 million compared to $2.9 million for the three months ended August 3, 2002. Preopening expense for the six months ended August 2, 2003, was $18.0 million compared to $19.9 million for the six months ended August 3, 2002. The decrease is primarily due to a decline in the number of new stores opened during the first half of the year and the timing of related expenses.

Operating Income

As a result of the above factors, operating income for the three months ended August 2, 2003, decreased $9.5 million or 4.5% from the three months ended August 3, 2002 and operating income for the six months ended August 2, 2003, increased $2.7 million or 0.7% over the six months ended August 3, 2002.

Net Interest Expense

Net interest expense for the three months ended August 2, 2003, was $23.2 million compared to $13.0 million for the three months ended August 3, 2002. Net interest expense for the six months ended August 2, 2003, was $41.0 million compared to $25.6 million for the six months ended August 3, 2002. The increase is primarily attributable to the $300 million aggregate principal amount of non-callable 6% unsecured senior debentures issued in November 2002 and the second quarter of 2003 write-off of the remaining $6.1 million of deferred financing fees related to the LYONs redeemed in 2003.

Net Income

Net income for the three months ended August 2, 2003, decreased 9.8% to $112.1 million from $124.4 million for the three months ended August 3, 2002. Earnings were $0.33 per diluted share for the three months ended August 2, 2003, compared to $0.36 per diluted share for the three months ended August 3, 2002. Net income for the six months ended August 2, 2003, decreased 3.4% to $223.2 million from $231.0 million for the six months ended August 3, 2002. Earnings were $0.65 per diluted share for the six months ended August 2, 2003, compared to $0.67 per diluted share for the six months ended August 3, 2002.

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

The Company does not believe that inflation has had a material effect on its results during the periods presented. However, there can be no assurance that the Company’s business will not be affected by such factors in the future.

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

Proprietary credit card sales increased to $1,507.5 million or 34.8% of net sales for the six months ended August 2, 2003, from $1,268.0 million or 33.4% of net sales for the six months ended August 3, 2002. The following table summarizes information related to the Company’s proprietary credit card receivables:

	August 2, 2003		February 1, 2003		August 3, 2002
	(In Thousands)
Gross accounts receivable	$971,853		$1,011,690		$847,453
Allowance for doubtful accounts (a)	$21,711		$20,880		$18,995
Allowance as a % of gross accounts receivable	2.2%		2.1%		2.2%
Accounts receivable turnover (rolling 4 quarters) (b)	3.5	x	3.5	x	3.3	x

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries and other allowances, for the six months ended August 2, 2003 were 2.2% of gross accounts receivable compared to 2.4% of gross accounts receivable for the six months ended August 3, 2002.
(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.

The Company’s merchandise inventories increased $262.3 million over the August 2, 2002, balance and $89.8 million over the February 1, 2003, balance. The increase in inventory is consistent with total selling square footage growth. Accounts payable increased $110.9 million from August 3, 2002, and increased $7.1 million from February 1, 2003. Fluctuations in the level of accounts payable are primarily attributable to changes in inventory levels, the timing of inventory receipts and invoice dating arrangements with vendors.

Capital expenditures for the six months ended August 2, 2003, were $334.6 million compared to the $310.1 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing and number of new store openings. The Company opened 35 new stores in the first half of fiscal 2003 and will open 50 stores during the third quarter of fiscal 2003. In fiscal 2002, the Company opened 38 stores in the first half of fiscal 2002 and 37 stores in the third quarter of fiscal 2002.

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

The Company has two unsecured revolving bank credit facilities that were executed in June, 2002, the first of which is a $532 million facility maturing July 10, 2007. The second facility is a $133 million facility, which was renewed through July 8, 2004. The Company also has a $225 million Receivable Purchase Agreement (RPA). Pursuant to the RPA, which is renewable annually at the Company’s request and the RPA investors’ option, the Company periodically sells, generally with recourse, an undivided interest in the Company’s private label credit card receivables. No amounts were outstanding under the RPA or under the Company’s revolving bank credit facilities as of August 2, 2003 and August 3, 2002.

On June 13, 2003, the holders of approximately 99.5% of the Company’s outstanding (LYONs) due 2020 exercised their options to redeem their notes, in accordance with the terms of the LYONs. The remaining LYONs were called by the Company on August 1, 2003. The total amount payable by the Company for the LYONs redeemed was $346.6 million, which was paid with available funds.

Contractual Obligations

The Company has aggregate contractual obligations of $5,568.0 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
	(In Thousands)
Long-term debt	$64	$10,134	$138	$100,416	$374	$895,399	$1,006,525
Capital leases (a)	1,087	2,173	2,316	2,555	2,908	59,050	70,089
Operating leases (b)	121,338	264,960	270,069	258,087	255,665	3,321,258	4,491,377

Total	$122,489	$277,267	$272,523	$361,058	$258,947	$4,275,707	$5,567,991

(a)	Annual commitments on capital leases are net of interest.
(b)	Included in the operating lease schedule above is $1,068.1 million of minimum lease payments for stores that are scheduled to open in the third quarter of fiscal 2003 and in fiscal 2004.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $66.0 million, at August 2, 2003. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At August 2, 2003, the Company’s long-term debt, excluding capital leases, was $1,006.5 million, all of which is fixed rate debt.

Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at August 2, 2003, changed by 100 basis points, the Company’s annual interest expense would change by $10.1 million.

Item 4. Controls and Procedures

As of August 2, 2003, the Company carried out an evaluation, under the supervision, and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings in a timely manner.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	10.1	Extension No. 1, Waiver No. 1 and Amendment No. 1 dated as of June 30, 2003, under the 364-Day Credit Agreement dated as of July 10, 2002, among Kohl’s Corporation, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents and The Bank of New York, as Administrative Agent.

	12.1	Statement regarding calculation of ratio of earnings to fixed charges.

	31.1	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Periodic Report by Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

The Company furnished or filed three reports on Form 8-K in the second fiscal quarter:

(i) on May 16, 2003, the Company furnished a report dated May 15, 2003, under Items 7 and 9, providing a press release announcing its fiscal 2003 first quarter financial results;

(ii)    on June 13, 2003, the Company filed a report dated June 13, 2003, under Item 5, announcing that the holders of approximately 99.5% of its outstanding Liquid Yield Option Subordinated Notes (LYONs) due 2020 had exercised their option to redeem their notes for cash in accordance with the terms of the LYONs, that the deadline for holders to notify Kohl’s of their election to redeem the LYONs had expired, that the total amount payable by the Company for the LYONs being redeemed was approximately $345 million, which would be paid by the Company from available funds, and that the remaining LYONs are callable by the Company at any time; and

(iii)    on July 23, 2003, the Company filed a report dated July 22, 2003, under Items 5 and 7, providing a press release announcing that Wesley McDonald had joined the Company as Executive Vice President, Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 2, 2003	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: September 2, 2003	/s/ Arlene Meier
Arlene Meier Chief Operating Officer and Interim Chief Financial Officer