Form 10-Q
period 2003-11-01
KOHLS CORPORATION
filed 2003-12-04
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: December 1, 2003 Common Stock, Par Value $0.01 per Share, 340,010,941 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	November 1, 2003	February 1, 2003	November 2, 2002
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,532	$90,085	$92,501
Short-term investments	—	475,991	—
Accounts receivable, net	1,048,711	990,810	975,512
Merchandise inventories	2,424,802	1,626,996	2,078,374
Deferred income taxes	39,307	56,693	46,513
Other	85,188	43,519	48,868

Total current assets	3,706,540	3,284,094	3,241,768
Property and equipment, net	3,137,052	2,739,290	2,568,519
Favorable lease rights, net	183,809	180,420	178,990
Goodwill	9,338	9,338	9,338
Other assets	103,480	102,361	94,397

Total assets	$7,140,219	$6,315,503	$6,093,012

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,118,091	$694,748	$865,431
Accrued liabilities	316,019	315,630	267,819
Income taxes payable	63,016	142,150	46,533
Short-term debt	313,000	—	358,500
Current portion of long-term debt and capital leases	12,611	355,464	11,116

Total current liabilities	1,822,737	1,507,992	1,549,399
Long-term debt	996,412	1,006,353	1,049,498
Capital leases	83,225	52,431	53,942
Deferred income taxes	228,418	171,951	151,674
Other long-term liabilities	71,161	64,859	61,523

Total liabilities	3,201,953	2,803,586	2,866,036
Shareholders’ equity:
Common stock	3,399	3,373	3,371
Paid-in capital	1,164,272	1,082,277	1,076,289
Retained earnings	2,770,595	2,426,267	2,147,316

Total shareholders’ equity	3,938,266	3,511,917	3,226,976

Total liabilities and shareholders’ equity	$7,140,219	$6,315,503	$6,093,012

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$2,393,950	$2,143,390	$6,720,153	$5,935,808
Cost of merchandise sold	1,578,608	1,399,097	4,426,743	3,847,691

Gross margin	815,342	744,293	2,293,410	2,088,117
Operating expenses:
Selling, general, and administrative	523,962	455,217	1,471,910	1,290,742
Depreciation and amortization	59,916	49,065	172,342	140,460
Preopening expenses	20,901	11,737	38,875	31,615

Operating income	210,563	228,274	610,283	625,300
Interest expense, net	15,755	13,769	56,729	39,397

Income before income taxes	194,808	214,505	553,554	585,903
Provision for income taxes	73,638	81,084	209,226	221,473

Net income	$121,170	$133,421	$344,328	$364,430

Net income per share:
Basic	$0.36	$0.40	$1.02	$1.08
Diluted	$0.35	$0.39	$1.00	$1.06

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Share Amounts)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at February 1, 2003	337,322,102	$3,373	$1,082,277	$2,426,267	$3,511,917
Exercise of stock options	2,627,334	26	41,635	—	41,661
Income tax benefit from exercise of stock options	—	—	40,360	—	40,360
Net income	—	—	—	344,328	344,328

Balance at November 1, 2003	339,949,436	$3,399	$1,164,272	$2,770,595	$3,938,266

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months (39 Weeks) Ended
	November 1, 2003	November 2, 2002
Operating activities
Net income	$344,328	$364,430
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	179,175	141,144
Amortization of debt discount	3,521	7,000
Deferred income taxes	73,853	43,225
Changes in operating assets and liabilities:
Accounts receivable	(57,901)	(139,566)
Merchandise inventories	(797,806)	(880,067)
Other current assets	(41,669)	(7,468)
Accounts payable	423,343	386,561
Accrued and other long-term liabilities	6,691	22,823
Income taxes	(38,774)	(35,402)

Net cash provided by (used in) operating activities	94,761	(97,320)
Investing activities
Acquisition of property and equipment and favorable lease rights, net	(530,197)	(494,810)
Net sales of short-term investments	475,991	229,377
Other	(18,032)	(21,982)

Net cash used in investing activities	(72,238)	(287,415)
Financing activities
Proceeds from short-term debt	225,000	225,000
Net borrowings under revolving credit facility	88,000	133,500
Payments of convertible and other long-term debt, net	(358,552)	(15,026)
Payments of financing fees on debt	(185)	(950)
Proceeds from stock option exercises	41,661	27,990

Net cash (used in) provided by financing activities	(4,076)	370,514

Net increase (decrease) in cash and cash equivalents	18,447	(14,221)
Cash and cash equivalents at beginning of period	90,085	106,722

Cash and cash equivalents at end of period	$108,532	$92,501

Supplemental Information:
Interest paid, net of capitalized interest	$51,553	$35,362
Income taxes paid	$174,205	$213,330

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for the first, second or third quarters of fiscal 2003 or 2002 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro forma effect on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(In Thousands, Except per Share Data)
Net income as reported	$121,170	$133,421	$344,328	$364,430
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	7,990	8,973	25,926	27,370

Pro forma net income	113,180	124,448	318,402	337,060
Impact of interest on convertible debt, net of tax	—	1,435	—	—

Pro forma diluted net income	$113,180	$125,883	$318,402	$337,060

Net income per share:
Basic-as reported	$0.36	$0.40	$1.02	$1.08
Basic-pro forma	$0.33	$0.37	$0.94	$1.01

Diluted-as reported	$0.35	$0.39	$1.00	$1.06
Diluted-pro forma	$0.33	$0.36	$0.93	$0.99

The Black-Scholes option pricing model was used to estimate the weighted-average fair values of options granted. For the three months ended November 1, 2003 and November 2, 2002, the weighted-average fair values of options granted were $23.69 and $25.23, respectively. The fair values of options granted for the nine months ended November 1, 2003 and November 2, 2002, were $20.22 and $26.89, respectively. The model uses the following assumptions for all periods: risk free interest rate of 3.5%-4.0%; dividend yield of 0%; volatility factors of the Company’s common stock of 32%; and a 6 – 8 year expected life of the option.

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

The Company uses the last–in, first-out (LIFO) method of accounting for merchandise inventories. The Company did not record LIFO expense for the three and nine months ended November 1, 2003. The Company recorded LIFO expense of $2.6 million for the three months ended November 2, 2002 and $7.1 million for the nine months ended November 2, 2002.

Inventories would have been $5.0 million higher at November 1, 2003, and February 1, 2003, and $14.2 million higher at November 2, 2002, if they had been valued using the first-in, first-out (FIFO) method.

5.	Debt

On June 13, 2003, the holders of approximately 99.5% of the Company’s outstanding Liquid Yield Option Subordinated Notes (LYONs) due 2020 exercised their options to redeem their notes, in accordance with the terms of the LYONs. The remaining LYONs were called by the Company on August 1, 2003. The Company elected to redeem these notes for cash. The total amount payable by the Company for the LYONs redeemed was $346.6 million, which was paid with available funds. In conjunction with the redemption, the Company wrote off the remaining deferred financing costs related to the LYONs during the second quarter of 2003. The write-off of $6.1 million is included in interest expense for the nine months ended November 1, 2003.

6.	Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

7.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended			Nine Months Ended
	November 1, 2003		November 2, 2002	November 1, 2003		November 2, 2002
	(In Thousands)
Numerator for dilutive earnings per share-net income	$121,170		$133,421	$344,328		$364,430
Interest expense related to convertible notes, net of tax	—	(c)	1,435	—	(b)	—	(b)

Numerator for dilutive earnings per share	$121,170		$134,856	$344,328		$364,430

Denominator for basic earnings per share – weighted average shares	339,751		336,923	338,920		336,509
Impact of dilutive employee stock options (a)	4,696		5,897	4,486		6,303
Shares issued upon assumed conversion of convertible notes	—	(c)	3,946	—	(b)	—	(b)

Denominator for dilutive earnings per share	344,447		346,766	343,406		342,812

(a)	For the three months ended November 1, 2003 and November 2, 2002, 4,387,407 and 4,349,578 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive. For the nine months ended November 1, 2003 and November 2, 2002, 4,775,255 and 358,850 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

(b)	The convertible debt securities are not included in the computation of diluted earnings per share for the nine months ended November 1, 2003 and November 2, 2002 as their impact is antidilutive.

(c)	The convertible debt securities are no longer included in the above calculation as they were redeemed prior to the beginning of the third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Expansion	Update

At November 1, 2003, the Company operated 542 stores compared with 457 stores at the same time last year. Total square feet of selling space increased 20.0% from 34.5 million at November 2, 2002 to 41.4 million at November 1, 2003. The Company successfully opened 50 new stores during the quarter. The Company entered the Phoenix, AZ market with ten stores; the Little Rock, AR market with three stores; the Las Vegas, NV market with three stores; the Birmingham, AL market with two stores; the Tucson, AZ market with two stores; and the Flagstaff, AZ market with one store. In addition, the Company added 11 stores in the Midwest region, five stores in the Mid-Atlantic region, five stores in the Northeast region, four stores in the Southeast region, two stores in the South Central region, and two stores in the Southwest region. The Company opened a total of 85 new stores in fiscal 2003.

The Company plans to open approximately 95 new stores in fiscal 2004, including 47 stores in the first quarter. The Company will open approximately 21 stores in March and 26 stores in April. New market entries will include seven stores in Sacramento, CA; five stores in San Diego, CA; three stores in Fresno, CA; three stores in Memphis, TN; two stores in Bakersfield, CA; two stores in Syracuse, NY and two stores in Burlington, VT. The remaining new stores will be opened in existing markets, including seven stores in the West region, four stores in the Northeast region, four stores in the Midwest region, four stores in the Southeast region, two stores in the Southeast region and two stores in the Mid-Atlantic region. The Company expects to open the balance of the 95 stores in the third quarter of fiscal 2004.

Net Sales

Net sales increased $250.6 million or 11.7% to $2,394.0 million for the three months ended November 1, 2003, from $2,143.4 million for the three months ended November 2, 2002. Net sales increased $277.4 million due to the opening of 85 new stores in 2003 and the inclusion of 37 new stores opened during the third quarter of fiscal 2002. The offsetting $26.8 million decrease is attributable to a decline in comparable store sales of 1.3%.

Net sales increased $784.4 million or 13.2% to $6,720.2 million for the nine months ended November 1, 2003, from $5,935.8 million for the nine months ended November 2, 2002. Net sales increased $840.3 million due to the opening of 85 new stores in 2003 and the inclusion of 75 new stores opened in 2002. The offsetting $55.9 million decrease is attributable to a decline in comparable store sales of 1.0%.

Gross Margin

Gross margin increased $71.0 million to $815.3 million for the three months ended November 1, 2003, from $744.3 million for the three months ended November 2, 2002. Gross margin increased $84.5 million due to the opening of 85 new stores in fiscal 2003 and to the inclusion of 37 new stores opened in the third quarter of fiscal 2002. Comparable store gross margin decreased $13.5 million. The Company’s gross margin as a percent of net sales was 34.1% for the three months ended November 1, 2003, and 34.7% for the three months ended November 2, 2002. The decrease in gross margin rate for the three months ended November 1, 2003 was primarily due to higher markdowns taken on women’s apparel in order to be appropriately positioned for the holiday season.

Gross margin increased $205.3 million to $2,293.4 million for the nine months ended November 1, 2003, from $2,088.1 million for the nine months ended November 2, 2002. Gross margin increased $257.3 million due to the opening of 85 new stores in fiscal 2003 and to the inclusion of a full year of operating results for the 75 stores opened in fiscal 2002. Comparable store gross margin decreased $52.0 million. The Company’s gross margin as a percent of net sales was 34.1% for the nine months ended November 1, 2003, and 35.2% for the nine months ended November 2, 2002. The decrease in the gross margin rate for the nine months ended November 1, 2003, was due to aggressively marking down and selling seasonal merchandise to ensure the Company was properly set for the back to school and holiday seasons.

Operating Expenses

Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $68.8 million or 15.1% to $524.0 million for the three months ended November 1, 2003, from $455.2 million for the three months ended November 2, 2002. The S,G&A expenses increased to 21.9% of net sales for the three months ended November 1, 2003, from 21.2% of net sales for the three months ended November 2, 2002, an increase of 65 basis points. Store operating expenses as a percent of sales increased by 112 basis points. Expenses as a percent of sales related to distribution center costs declined by 16 basis points, credit costs declined by 11 basis points and other corporate expenses declined by 20 basis points.

S,G&A expenses increased $181.2 million or 14.0% to $1,471.9 million for the nine months ended November 1, 2003, from $1,290.7 million for the nine months ended November 2, 2002. The S,G&A expenses increased to 21.9% of net sales for the nine months ended November 1, 2003, from 21.7% of net sales for the nine months ended November 2, 2002, an increase of 16 basis points. Store operating expenses as a percent of sales increased by 76 basis points and advertising costs increased by 11 basis points. Expenses as a percent of sales related to distribution center costs declined by 23 basis points, credit costs declined by 19 basis points, and other corporate expenses declined by 29 basis points, primarily due to a reduction in the incentive compensation plan accrual. As earnings did not increase over last year for the nine months ended November 1, 2003, no bonus was accrued for under the plan.

Depreciation and amortization for the three months ended November 1, 2003, was $59.9 million compared to $49.1 million for the three months ended November 2, 2002. Depreciation and amortization for the nine months ended November 1, 2003, was $172.3 million compared to $140.5 million for the nine months ended November 2, 2002. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended November 1, 2003, was $20.9 million compared to $11.7 million for the three months ended November 2, 2002. Preopening expense for the nine months ended November 1, 2003, was $38.9 million compared to $31.6 million for the nine months ended November 2, 2002. The increase is primarily due to an increase in the number of new stores opened during the year and the timing of related expenses.

Operating Income

As a result of the above factors, operating income for the three months ended November 1, 2003, was $210.6 million or 8.8% of net sales compared to $228.3 million or 10.7% of net sales for the three months ended November 2, 2002. Operating income for the nine months ended November 1, 2003, was $610.3 million or 9.1% of net sales compared to $625.3 million or 10.5% of net sales for the nine months ended November 2, 2002.

Net Interest Expense

Net interest expense for the three months ended November 1, 2003, was $15.8 million compared to $13.8 million for the three months ended November 2, 2002. The increase is primarily attributable to the $300 million aggregate principal amount of non-callable 6% unsecured senior debentures issued in November 2002, partially offset by the redemption of the 2.75% LYONs during the second quarter of 2003.

Net interest expense for the nine months ended November 1, 2003, was $56.7 million compared to $39.4 million for the nine months ended November 2, 2002. Of the increase, $6.1 million is attributed to the write-off of deferred financing fees related to the redemption of the LYONs in the second quarter of 2003. The remaining increase is primarily attributable to the $300 million aggregate principal amount of non-callable 6% unsecured senior debentures issued in November 2002 partially offset by the redemption of the 2.75% LYONs during the second quarter of 2003.

Net Income

Net income for the three months ended November 1, 2003, was $121.2 million compared to $133.4 million for the three months ended November 2, 2002. Earnings were $0.35 per diluted share for the three months ended November 1, 2003, compared to $0.39 per diluted share for the three months ended November 2, 2002. Net income for the nine months ended November 1, 2003, was $344.3 million compared to $364.4 million for the nine months ended November 2, 2002. Earnings were $1.00 per diluted share for the nine months ended November 1, 2003, compared to $1.06 per diluted share for the nine months ended November 2, 2002.

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

Financial Condition and Liquidity

Cash Flows

The Company’s primary ongoing cash requirements are for seasonal and new store inventory purchases, the growth in proprietary credit card accounts receivable and capital expenditures in connection with expansion and remodeling programs. The Company’s primary sources of funds for its business activities are cash flow from operations and short-term trade credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. The Company’s working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season. Seasonal cash needs are met by financing secured by its proprietary accounts receivable and lines of credit available under its revolving credit facilities. In addition, the Company periodically accesses the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations.

Proprietary credit card sales increased to $2,432.7 million or 36.2% of net sales for the nine months ended November 1, 2003, from $2,064.8 million or 34.8% of net sales for the nine months ended November 2, 2002. The following table summarizes information related to the Company’s proprietary credit card receivables:

	November 1, 2003		February 1, 2003		November 2, 2002
	(In Thousands)
Gross accounts receivable	$1,070,784		$1,011,690		$996,107
Allowance for doubtful accounts (a)	$22,073		$20,880		$20,595
Allowance as a % of gross accounts receivable	2.1%		2.1%		2.1%
Accounts receivable turnover (rolling 4 quarters) (b)	3.5	x	3.5	x	3.4	x

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries and other allowances, for the nine months ended November 1, 2003 were 3.3% of average gross accounts receivable compared to 3.5% of average gross accounts receivable for the nine months ended November 2, 2002.

(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.

The Company’s merchandise inventories increased $346.4 million over the November 2, 2002, balance which is consistent with total selling square footage growth. Merchandise inventories increased $797.8 million over the February 1, 2003, balance due to the seasonality of the Company’s business and increase in total selling square footage. Accounts payable increased $252.7 million from November 2, 2002, and increased $423.3 million from February 1, 2003. Fluctuations in the level of accounts payable are primarily attributable to changes in inventory levels, the timing of inventory receipts and invoice dating arrangements with vendors.

Capital expenditures for the nine months ended November 1, 2003, were $530.2 million compared to the $494.8 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing and number of new store openings.

The Company opened 85 new stores during fiscal 2003 and opened 75 stores during fiscal 2002.

Total capital expenditures for fiscal 2003 are expected to be approximately $825 to $850 million. This estimate includes new store spending as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened and whether such stores are owned or leased and the number of existing stores remodeled or refurbished.

Liquidity and Available Credit

The Company has two unsecured revolving bank credit facilities that were executed in June, 2002, the first of which is a $532 million facility maturing July 10, 2007. The second facility is a $133 million facility, which was renewed through July 8, 2004. The Company also has a $225 million Receivable Purchase Agreement (RPA), which is renewable annually at the Company’s request and the RPA investors’ option. Pursuant to the RPA, the Company periodically sells, generally with recourse, an undivided interest in the Company’s private label credit card receivables. For financial reporting purposes, receivables sold are treated as secured borrowings. At November 1, 2003, accounts receivable of $225 million was sold and $88.0 million was outstanding under the revolver. At November 2, 2002 accounts receivable of $225 million was sold and $133.5 million was outstanding under the revolving credit facilities.

On June 13, 2003, the holders of approximately 99.5% of the Company’s outstanding LYONs due 2020 exercised their options to redeem their notes, in accordance with the terms of the LYONs. The remaining LYONs were called by the Company on August 1, 2003. The total amount payable by the Company for the LYONs redeemed was $346.6 million, which was paid with available funds.

Contractual Obligations

The Company has aggregate contractual obligations of $6,197.5 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	Remaining 2003	2004	2005	2006	2007	Thereafter	Total
	(In Thousands)
Short and long-term debt	$225,032	$10,134	$138	$100,416	$88,374	$895,452	$1,319,546
Capital leases (a)	643	2,521	2,688	2,954	3,337	73,559	85,702
Operating leases	65,625	276,093	288,522	278,593	274,350	3,609,025	4,792,208

Total	$291,300	$288,748	$291,348	$381,963	$366,061	$4,578,036	$6,197,456

(a)	Annual commitments on capital leases are net of interest.

The Company has entered into future capital lease commitments for land and buildings that total approximately $13.7 million at November 1, 2003.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $38.8 million, at November 1, 2003. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

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

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At November 1, 2003, the Company’s fixed rate long-term debt, excluding capital leases, was $1,006.5 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at November 1, 2003, changed by 100 basis points, the Company’s annual interest expense would change by $10.1 million.

During fiscal 2003, average borrowings under the Company’s variable rate revolving credit facilities and its short-term financing of its proprietary accounts receivable were $49.8 million. If interest rates on the average fiscal 2003 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $498,000, assuming comparable borrowing levels.

Item 4.	Controls and Procedures

As of November 1, 2003, the Company carried out an evaluation, under the supervision, and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings in a timely manner.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

12.1	Statement regarding calculation of ratio of earnings to fixed charges.

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

The Company furnished two reports on Form 8-K in the third fiscal quarter:

(i)	on August 14, 2003, the Company furnished a report dated August 14, 2003, under Item 12, providing a press release announcing its fiscal 2003 second quarter financial results; and

(ii)	pursuant to its decision to file reports on Form 8-K following all future announcements of monthly sales results, on October 9, 2003, the Company furnished a report dated October 9, 2003, under Item 9, providing a press release announcing its fiscal September 2003 sales results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 3, 2003	/s/ R. LAWRENCE MONTGOMERY

R. Lawrence Montgomery Chief Executive Officer and Director

Date: December 3, 2003	/s/ WESLEY S. MCDONALD

Wesley S. McDonald Chief Financial Officer