Form 10-K
period 2004-01-31
KOHLS CORPORATION
filed 2004-03-19
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the fiscal year ended January 31, 2004

or

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the Transition period from to

Commission File No. 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N56 W17000 Ridgewood Drive,	53051
Menomonee Falls, Wisconsin	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange         Act). Yes    X        No

At August 1, 2003, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $20,137,000,000 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 3, 2004, the Registrant had issued and outstanding an aggregate of 340,232,641 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 are incorporated into Part III.

PART I

Item 1.  Business

Overview

The Company operates family-oriented, specialty department stores that feature quality, national brand merchandise priced to provide value to customers. The Company’s stores sell moderately priced apparel, shoes, accessories and home products targeted to middle-income customers shopping for their families and homes. Kohl’s offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allows the customer to get in and out quickly. Kohl’s stores have fewer departments than traditional, full-line department stores but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company’s pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company’s unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution. As of January 31, 2004, the Company operated 542 stores. In March 2004, the Company opened 21 additional stores and operated 563 stores in 37 states.

As used herein, the terms “Company” and “Kohl’s” refer to Kohl’s Corporation, its consolidated subsidiaries and predecessors. The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal 2003 ended on January 31, 2004, and was a 52 week year. The Company was organized in 1988 and is a Wisconsin corporation.

Expansion

The Company’s expansion strategy is designed to achieve consistent growth. Since 1992, the Company has increased square footage an average of 22.3% per year, expanding from 79 stores located in the Midwest to a current total of 563 stores with a presence in six regions of the country: the Midwest, Mid-Atlantic, Northeast, South Central, Southeast and Southwest.

		Number of Stores
		At Fiscal Year End			As of March 2004
Region	States	1992	1997	2003
Midwest	IA, IL, IN, MI, MN, ND, NE, OH, SD, WI	79	136	208	209
Mid-Atlantic	DE, MD, PA, VA, WV	—	28	63	63
Northeast	CT, MA, NH, NJ, NY, RI	—	4	84	84
South Central	AR, KS, MO, OK, TX	—	8	75	77
Southeast	AL, GA, KY, MS, NC, SC, TN	—	6	55	60
Southwest	AZ, CO, CA, NV	—	—	57	70

Total		79	182	542	563

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

The Kohl’s concept has proven to be transferable to markets across the country. The Company’s approach is to enter new markets with critical mass to establish a presence and to leverage marketing, regional management and distribution costs. New market entries are supported by extensive advertising and promotions designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, the Company has been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 542 stores the Company operated as of January 31, 2004, 153 are take-over locations, which facilitated the entry into several markets including Chicago, Detroit, Minneapolis, Columbus, Boston, Philadelphia, St. Louis, the New York region and Hartford/New Haven. Once a new market is established, the Company adds additional fill-in stores to further strengthen market share and enhance profitability. As of January 31, 2004, the Company operated stores in the following large and intermediate sized markets:

	Number of stores January 31, 2004		Number of stores January 31, 2004
Greater New York metropolitan area	43	Minneapolis/St. Paul	16
Chicago	40	Indianapolis	14
Los Angeles	28	Cleveland/Akron	12
Greater Philadelphia metropolitan area	27	Houston	12
Dallas/Fort Worth	21	Denver	11
Milwaukee	20	Phoenix	10
Atlanta	18	St. Louis	10
Boston	17	Columbus	9
Detroit	17	Hartford/New Haven	8
Washington DC	17

In fiscal 2003, Kohl’s successfully opened 85 new stores. In the first half of the year, the Company entered into the greater Los Angeles area with 28 stores, the San Antonio market with three stores and a store each in Kalamazoo, MI; West Springfield, MA; Hookset, NH and Doylestown, PA. In the second half of the year, the Company opened new stores in the Phoenix, AZ market with ten stores; the Little Rock, AR market with three stores; the Las Vegas, NV market with three stores; the Birmingham, AL market with two stores; the Tucson, AZ market with two stores and the Flagstaff, AZ market with one store. In addition, the Company added 11 stores in the Midwest region, five stores in the Mid-Atlantic region, five stores in the Northeast region, four stores in the Southeast region, two stores in the South Central region and two stores in the Southwest region.

Management believes there is substantial opportunity for further growth and intends to open approximately 95 new stores in fiscal 2004, including 47 stores in the first quarter. The Company opened 21 stores in March and will open 26 stores in April. New market entries will include seven stores in Sacramento, CA; five stores in San Diego, CA; three stores in Fresno, CA; three stores in Memphis, TN; two stores in Bakersfield, CA; two stores in Syracuse, NY and two stores in Burlington, VT. The remaining new stores will be opened in existing markets, including seven stores in the West region, four stores in the Northeast region, four stores in the Midwest region, four stores in the Southeast region, two stores in the South Central region and two stores in the Mid-Atlantic region. Approximately 48 stores will open during the third quarter including new market entries into San Francisco, CA and Salt Lake City, UT. The remaining new stores to be opened in existing markets will be spread across all regions of the country.

In fiscal 2005, the Company plans to open another 95 stores. The Company will continue to expand its presence in the Southwest region as well as other regions in which it currently operates.

Management believes the transferability of the Kohl’s retailing strategy, the Company’s experience in acquiring and converting pre-existing stores and in building new stores, combined with the Company’s substantial investment in management information systems, centralized distribution and headquarter functions provide a solid foundation for further expansion.

Merchandising

Kohl’s stores feature moderately priced, national brand merchandise, which provide value to customers. Kohl’s merchandise is targeted to appeal to middle-income customers shopping for their families and homes. The

Company’s stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. The Company’s stores emphasize apparel and shoes for women, men, and children, soft home products, such as towels, sheets and pillows and housewares.

Convenience

Convenience is another important cornerstone of Kohl’s business model. At Kohl’s, convenience begins before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. The physical store layout coupled with the Company’s focus on strong in-stock position on color and size are aimed at providing a convenient shopping experience for an increasingly time starved customer. In addition, Kohl’s offers on-line shopping on the Company’s web-site. Designed as an added service for customers who prefer to shop from their homes, the web-site offers key items, best selling family apparel and home merchandise. The site is designed to provide an easy-to-navigate, on-line shopping environment that complements the Company’s in-store focus on convenience.

Distribution

The Company receives substantially all of its merchandise at seven distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

The following table summarizes key information about each distribution center.

Location	Fiscal Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Menomonee Falls, Wisconsin	1981	530,000	Illinois, Wisconsin, Northern Indiana	90
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana, Kentucky, Tennessee, West Virginia, Alabama	120
Winchester, Virginia	1997	420,000	Pennsylvania, Georgia, North Carolina, Virginia, Maryland, South Carolina, Delaware	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Kansas, Oklahoma, Iowa, Nebraska, North Dakota, South Dakota, Arkansas, Mississippi	100
Corsicana, Texas	2001	350,000	Texas	45
Mamakating, New York	2002	605,000	New York, Connecticut, Massachusetts, New Jersey, New Hampshire, Rhode Island	100
San Bernardino, California	2002	575,000	California, Arizona, Nevada	110

The Company operates a 500,000 square foot fulfillment center in Monroe, Ohio that services the Company’s e-commerce business. The Company is currently expanding the Corsicana, Texas distribution center by 190,000 square feet, which will increase its capacity to 110 stores. The expansion should be completed in June 2004.

Employees

As of January 31, 2004, the Company employed approximately 85,500 associates, including approximately 19,000 full-time and 66,500 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of the Company’s associates are represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company’s primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. The Company’s specific competitors vary from market to market.

Merchandise Vendors

The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during fiscal 2003. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company continues to have good working relationships with its suppliers.

Seasonality

The Company’s business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school (August—September) and holiday (November—December) seasons. Approximately 15% and 30% of sales typically occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

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

Available Information

The Company’s internet website is www.kohls.com. Through the “Investor Relations-Financial Links-SEC Filings” portion of this website, the Company makes available, free of charge, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission. The Company has also posted on its website, under the caption “Corporate Governance,” the Company’s Corporate Governance Guidelines; Charters of its Board of Directors’ Audit Committee, Compensation Committee and Governance & Nominating Committee; and the Code of Ethical Standards and Responsibility that applies to all of the Company’s associates and, to the extent practicable, members of the Company’s Board of Directors. Any amendment to or waiver from the provisions of the Code of Ethical Standards and Responsibility that are applicable to the Company’s Chief Executive Officer, Chief Financial Officer or other key Finance associates will be disclosed on the “Corporate Governance” portion of the website. Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

The above-referenced materials will also be provided without charge to any shareholder submitting a written request to the Company’s Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051.

Item 2.  Properties

As of January 31, 2004, the Company operated 542 stores in 36 states. The Company owned 146 stores and leased 396 stores, which includes both operating and ground leases. The Company’s typical lease has an initial term of 20-25 years plus five to eight renewal options for consecutive five year extension terms.

Substantially all of the Company’s leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 36% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved.

The Company’s stores are located in strip shopping centers (381), community and regional malls (50) and as free standing units (111). Of the Company’s stores, 499 are one-story facilities and 43 are multi-story facilities.

Number of Stores at January 31, 2004
Illinois	47
Texas	43
Ohio	39
Wisconsin	33
Michigan	31
Pennsylvania	29
California	28
New Jersey	26
Indiana	25
New York	23
Minnesota	19
Georgia	18
Virginia	17
Massachusetts	15
North Carolina	15
Arizona	13
Colorado	13
Connecticut	13
Maryland	12
Missouri	12
Iowa	8
Tennessee	8
Kansas	7
Kentucky	7
Oklahoma	7
Arkansas	6
New Hampshire	5
Nebraska	4
South Carolina	4
Alabama	3
Delaware	3
Nevada	3
Rhode Island	2
West Virginia	2
North Dakota	1
South Dakota	1

Total	542

The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia; Blue Springs, Missouri; Mamakating, New York and San Bernardino, California. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin and the e-commerce fulfillment center in Monroe, Ohio. The Company leases the distribution center in Corsicana, Texas.

Item 3.  Legal Proceedings

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market information

The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 2003 and 2002.

	Price Range
	High	Low
Fiscal 2003
First Quarter	$60.55	$46.18
Second Quarter	60.26	48.04
Third Quarter	65.44	50.49
Fourth Quarter	56.30	40.83

Fiscal 2002
First Quarter	$76.10	$64.00
Second Quarter	78.74	56.25
Third Quarter	73.75	44.00
Fourth Quarter	71.70	51.10

(b) Holders

At March 3, 2004, there were 5,655 record holders of the Common Stock.

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

	Fiscal Year Ended (a)
	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
	(Dollars in Thousands, Except Per Share and Per Square Foot Data)
Statement of Operations Data:
Net sales	$10,282,094	$9,120,287	$7,488,654	$6,151,996	$4,557,112
Cost of merchandise sold	6,887,033	5,981,219	4,923,527	4,056,139	3,014,073

Gross margin	3,395,061	3,139,068	2,565,127	2,095,857	1,543,039
Selling, general and administrative expenses	2,091,374	1,817,968	1,527,478	1,282,367	975,269
Depreciation and amortization	236,864	191,439	157,165	126,986	88,523
Preopening expenses	43,519	39,278	30,509	35,189	30,972

Operating income	1,023,304	1,090,383	849,975	651,315	448,275
Interest expense, net	72,931	56,009	50,111	46,201	27,163

Income before income taxes	950,373	1,034,374	799,864	605,114	421,112
Provision for income taxes	359,221	390,993	304,188	232,966	162,970

Net income	$591,152	$643,381	$495,676	$372,148	$258,142

Net income per share (b):
Basic	$1.74	$1.91	$1.48	$1.13	$0.80
Diluted	$1.72	$1.87	$1.45	$1.10	$0.77
Operating Data:
Comparable store sales growth (c)	(1.6%)	5.3%	6.8%	9.0%	7.9%
Net sales per selling square foot (d)	$268	$284	$283	$281	$270
Total square feet of selling space (in thousands; end of period)	41,447	34,507	28,576	23,610	18,757
Number of stores open (end of period)	542	457	382	320	259
Balance Sheet Data (end of period):
Working capital	$1,902,482	$1,776,102	$1,584,073	$1,198,600	$732,111
Property and equipment, net	3,324,243	2,739,290	2,199,494	1,726,450	1,352,956
Total assets	6,698,450	6,315,698	4,929,586	3,855,154	2,931,047
Long-term debt and capital leases	1,075,973	1,058,784	1,095,420	803,081	494,993
Shareholders’ equity	4,191,339	3,511,917	2,791,406	2,202,639	1,685,503

(a)	All years presented contain 52 weeks except fiscal 2000, which contained 53 weeks.
(b)	All per share data has been adjusted to reflect the 2 for 1 stock split effected in April 2000.
(c)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Fiscal 2001 comparable store sales growth compares the 52 weeks of fiscal 2001 to the 52 weeks ended January 27, 2001. Fiscal 2000 comparable store sales growth was calculated based on the 52 weeks ended January 27, 2001 versus the 52 weeks of fiscal 1999.
(d)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl’s mission is to be the leading family-focused, value-oriented, specialty department store offering national brand merchandise to the customer in an environment that is clean, friendly and convenient.

Kohl’s operates from coast to coast, having grown from 76 stores in six states at the time of its Initial Public Offering (IPO) in 1992 to 542 stores in 36 states at January 31, 2004. In fiscal 2003, the Company entered the greater Los Angeles area, which moved the Company from a regional to a national retailer.

Kohl’s concentrates on profitable expansion. The Company increased its square footage by 20% in fiscal 2003. In fiscal 2004, the Company plans to open approximately 95 new stores, increasing square footage by approximately 18.5%. The Company’s disciplined approach to new store selection ensures that new store locations achieve an appropriate return on investment.

The Company’s future growth plans are to increase its presence in all of the regions it currently serves and to expand into new markets. Sales projections are built with the expectations of generating 70%-80% of the sales volume of an average store in new stores as well as achieving comparable store sales increases in existing stores. In order to increase sales productivity in existing stores, the Company strives to add freshness in its assortments through the addition of new brands and extension of existing brands into new classifications. The Company also continues to invest in updating its stores with a goal of remodeling stores approximately every 7-8 years.

Kohl’s revenues are generated through its sales in existing stores and through sales from new stores opened as a result of its expansion program. In fiscal 2003, net sales crossed the $10 billion milestone. Kohl’s utilizes extensive marketing to drive traffic to the stores. The Company reaches its customers through newspaper inserts, direct mail, radio and television. The Company’s marketing strategies continue to evolve as it seeks new and creative ways to reach its customers.

The Company has historically operated with a gross margin rate of approximately 34% of net sales. This was not achieved in fiscal 2003 as the Company’s gross margin rate declined to 33.0% primarily due to markdowns taken in women’s apparel. In 2004, the Company expects to return to its historical rate.

Critical to the Company’s successful growth is the infrastructure that has been developed and refined since becoming a public company in 1992. As a result of its sales performance, the Company has historically been able to leverage its Selling, General and Administrative (S,G&A) expenses from year to year. In fiscal 2003, the Company’s S,G&A expenses increased 15.0% over fiscal 2002, less than the store growth of 18.6%, but did not leverage these expenses due to a comparable store sales decline of 1.6%. Looking forward, the Company would expect to leverage S,G&A expenses with a low single digit comparable store sales increase.

The retail industry is highly competitive and fiscal 2003 was no exception. In addition, the retail business is influenced by seasonality, especially those retailers that are focused primarily on sales of apparel. Fiscal 2003 was especially challenging for Kohl’s and the Company was clearly disappointed with its sales and earnings performance for the year. After a thorough review and analysis of the results, the Company determined that it did not execute to its normally high standards in three key areas:

•	Inventory levels and content

•	The customer shopping experience

•	Marketing

The Company has made adjustments to address these issues in fiscal 2004. The Company has reduced its inventory levels appropriately and made modifications to its merchandise assortments. Shopping will be easier for the Kohl’s customer with the lower inventory levels. Changes have also been made to the Company’s advertising vehicles to make them more unique in a highly promotional retail environment.

The Company’s goal is to increase net income at least 20% annually through a combination of new store growth and comparable store sales growth, maintenance of historical gross margin levels and through modest S,G&A leverage on the increasing sales base.

The Company’s capital structure is well positioned to continue to support its expansion plans. Internally generated cash flows will continue to be the primary source of the funding required for future growth. In addition, the Company has maintained its long-term debt ratings of A3 by Moody’s and A- by Standard & Poor’s.

The discussion and analysis below further explains the Company results and operations for fiscal 2003.

Results of Operations

The Company’s net income was $591.2 million in fiscal 2003 compared to $643.4 million in fiscal 2002, a decrease of $52.2 million or 8.1%. Net income increased $147.7 million or 29.8% in fiscal 2002 and $123.6 million, or 33.2%, in fiscal 2001.

Components of Earnings.    The following table sets forth statement of operations data as a percentage of net sales for each of the last three fiscal years:

	Fiscal Year
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	67.0	65.6	65.7

Gross margin	33.0	34.4	34.3
Selling, general and administrative expenses	20.3	19.9	20.4
Depreciation and amortization	2.3	2.1	2.1
Preopening expenses	0.4	0.4	0.4

Operating income	10.0	12.0	11.4
Interest expense, net	0.8	0.6	0.7

Income before income taxes	9.2	11.4	10.7
Provision for income taxes	3.5	4.3	4.1

Net income	5.7%	7.1%	6.6%

Net Sales.    Net sales, number of stores, sales growth and net sales per selling square foot by year for the last three fiscal years were as follows:

	Fiscal Year
	2003	2002	2001
Net sales (in thousands)	$10,282,094	$9,120,287	$7,488,654
Number of stores open (end of period)	542	457	382
Sales growth—all stores	12.7%	21.8%	21.7%
Sales growth—comparable stores (a)	(1.6%)	5.3%	6.8%
Net sales per selling square foot (b)	$268	$284	$283
Comparable store base	382	320	259

(a)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. Fiscal 2002 comparable sales growth compares the 52 weeks of fiscal 2002 to the 52 weeks of fiscal 2001. Fiscal 2001 comparable sales growth was calculated based on the 52 weeks of fiscal 2001 versus the 52 weeks ended January 27, 2001.
(b)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Net sales increased $1,161.8 million, or 12.7%, from $9,120.3 million in fiscal 2002 to $10,282.1 million in fiscal 2003. Net sales increased $1,294.2 million due to the opening of 85 new stores in fiscal 2003 and to the inclusion of a full year of operating results for the 75 stores opened in fiscal 2002. Comparable store sales decreased $132.4 million, or 1.6%, in fiscal 2003. The number of transactions in comparable stores increased 1.2% while the average transaction value declined 2.8%. The Children’s business had the strongest sales performance with flat comparable store sales, while the Women’s business was the most difficult, declining approximately 3.0% on a comparable store basis. Both businesses achieved an increase of approximately 9.0% a year ago. The Northeast and South Central regions had the strongest comparable store sales performance with a low single digit percent increase on top of high single digit percent increases a year ago. The Midwest region was the most difficult, with comparable store sales declining 3.5% against a comparable store sales increase of approximately 3.0% in fiscal 2002.

Net sales increased $1,631.6 million, or 21.8%, from $7,488.7 million in fiscal 2001 to $9,120.3 million in fiscal 2002. Net sales increased $1,275.9 million due to the opening of 75 new stores in fiscal 2002 and to the inclusion of a full year of sales for the 62 stores opened in fiscal 2001. Comparable store sales increased $355.7 million or 5.3% in fiscal 2002.

Gross Margin.    Gross margin increased $256.0 million from $3,139.1 million in fiscal 2002 to $3,395.1 million in fiscal 2003. Gross margin increased $389.8 million due to the opening of 85 new stores in fiscal 2003 and to the inclusion of a full year of operating results for the 75 stores opened in fiscal 2002. Comparable store gross margin decreased $133.8 million due to increased markdowns. The Company’s gross margin as a percent of net sales was 33.0% for fiscal 2003 compared to 34.4% for fiscal 2002. The largest contributor to the gross margin rate decline was Women’s apparel.

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

The Company’s merchandise mix is reflected in the table below:

	Fiscal Year
	2003	2002	2001
Women’s	32.1%	32.6%	31.3%
Men’s	19.0%	19.3%	20.1%
Home	18.4%	18.0%	18.5%
Children’s	13.5%	13.2%	12.8%
Accessories	8.7%	8.6%	8.5%
Footwear	8.3%	8.3%	8.8%

Selling, General and Administrative Expenses.    S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization. S,G&A expenses increased $273.4 million, or 15.0%, to $2,091.4 million in fiscal 2003 compared to $1,818.0 million in fiscal 2002. S,G&A expenses as a percent of net sales increased from 19.9% in fiscal 2002 to 20.3% in fiscal 2003, an increase of 41 basis points. Store operating expenses increased 19.4%, which is consistent with the Company’s square footage growth. Store operating expenses increased 75 basis points in fiscal 2003. Advertising expenses increased 18 basis points primarily due to an increase in television and magazine advertising. These increases were offset by a 19 basis point reduction in distribution expenses attributable to increased productivity on a units per hour basis at the distribution centers, a 13 basis point improvement in credit operations and a 20 basis point improvement in corporate expenses.

S,G&A expenses increased $290.5 million, or 19.0%, to $1,818.0 million in fiscal 2002 compared to $1,527.5 million in fiscal 2001. S,G&A expenses as a percent of net sales decreased from 20.4% in fiscal 2001 to 19.9% in fiscal 2002. The 47 basis point rate improvement consisted of a 12 basis point improvement in corporate expenses, a 12 basis point improvement in advertising costs, a 9 basis point improvement in distribution expenses, a 9 basis point improvement in credit operations and a 5 basis point improvement in store operating expenses.

Depreciation and Amortization.    The total amount of depreciation and amortization increased from fiscal 2002 to fiscal 2003 due to the addition of new stores, the remodeling of existing stores and the mix of owned versus leased stores. Depreciation and amortization as a percentage of net sales was 2.3% for fiscal 2003 and 2.1% for fiscal 2002.

Preopening Expenses.    Preopening expenses are expensed as incurred and relate to the costs incurred prior to new store openings which includes advertising, hiring, and training costs for new employees and processing and transporting initial merchandise. The average cost per store fluctuates based on the mix of stores opened in new markets versus fill-in markets, with new markets being more expensive. The average cost to open the 85 new stores in fiscal 2003 was $550,000, the average cost to open the 75 new stores in fiscal 2002 was $470,000 and the average cost to open the 62 new stores in fiscal 2001 was $500,000. The increase in the average cost to open a store in fiscal 2003 was due to a higher mix of new market stores.

Interest Expense.    Net interest expense increased $16.9 million from $56.0 million in fiscal 2002 to $72.9 million in fiscal 2003. Of the increase, $6.1 million is attributed to the write-off of deferred financing fees related to the redemption of the Company’s Liquid Yield Option Subordinated Notes (LYONs) in the second quarter of 2003. The remaining increase is primarily attributable to the $300 million aggregate principal amount of non-callable 6% unsecured senior debentures issued in November 2002 partially offset by the redemption of the 2.75% LYONs during the second quarter of 2003. Net interest expense in fiscal 2002 increased $5.9 million from $50.1 million in fiscal 2001 to $56.0 million. The increase was primarily attributable to the $300 million aggregate principal amount of non-callable 6% unsecured senior debentures issued in November 2002.

Income Taxes.    The Company’s effective tax rate was 37.8% in fiscal 2003 and fiscal 2002 and 38.0% in fiscal 2001. The overall decline in the effective tax rates from fiscal 2001 was primarily due to the decrease in state income taxes, net of federal tax benefits, and elimination of non-deductible amortization of goodwill.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company’s primary ongoing cash requirements are for capital expenditures in connection with the expansion and remodeling programs, seasonal and new store inventory purchases, and the growth in credit card accounts receivable. The Company’s primary sources of funds for its business activities are cash flow from operations and short-term trade credit.

Operating Activities.    Cash flow provided by operations was $754.5 million in fiscal 2003 compared to $669.6 million in fiscal 2002, an $84.9 million increase. The primary source of cash flow provided by operations was net income before depreciation and amortization. The primary uses of cash flow were $831.6 million of capital expenditures (see discussion below), a $159.3 million growth in Kohl’s accounts receivable portfolio and a $118.1 million decrease in accounts payable as discussed below. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by its proprietary accounts receivable and lines of credit available under its revolving credit facilities. The Company’s working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	January 31, 2004	February 1, 2003	February 2, 2002
Working capital	$1,902,482	$1,776,102	$1,584,073
Current ratio	2.70	2.18	2.80
Debt/capital	20.6%	28.7%	28.5%

The improvement in the Company’s current ratio and debt / capital percentage was due to the redemption of the Company’s LYONs for $346.6 million in the second quarter of fiscal 2003.

The Company’s accounts receivable at January 31, 2004 increased $159.3 million over the February 1, 2003 balance. The increase is primarily due to a 18.4% increase in proprietary credit card sales offset by increased payment rates. Write-offs decreased to 1.1% of Kohl’s charge sales in fiscal 2003 from 1.3% in fiscal 2002. As a result, the allowance for doubtful accounts was reduced to 1.9% of gross accounts receivable in fiscal 2003 from 2.1% in fiscal 2002. The Company’s credit card program supports earnings growth by driving sales through promotional events and through the growth in the proprietary credit card financial performance. The following table summarizes information related to Kohl’s proprietary credit card receivables:

	January 31, 2004		February 1, 2003		February 2, 2002
	($ In Thousands)
Gross accounts receivable	$1,172,678		$1,011,690		$853,726
Allowance for doubtful accounts	$22,521		$20,880		$17,780
Allowance as a % of gross accounts receivable	1.9%		2.1%		2.1%
Accounts receivable turnover (rolling 4 quarters)*	3.6	x	3.5	x	3.2	x
Proprietary credit card share	36.0%		34.3%		31.8%
Pre-tax credit card contribution	$84,644		$67,412		$48,593

*	Credit card sales divided by average quarterly gross accounts receivable

At January 31, 2004, the Company’s merchandise inventories decreased $20.0 million, a decrease of 1.2% from the February 1, 2003, balance of $1,627.0 million. On an average store basis, the inventory at January 31, 2004, was down approximately 17% and the number of units per store declined approximately 12% from February 1, 2003. Accounts payable decreased $118.1 million to $532.6 million at January 31, 2004, from the February 1, 2003, balance primarily due to the timing of new store and spring receipts.

Investing Activities.    Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights, were $831.6 million during fiscal 2003, $716.0 million during fiscal 2002 and $662.0 million during fiscal 2001. The Company opened 85 new stores and remodeled 25 stores in fiscal 2003 increasing total square footage by approximately 20%, which is consistent with management’s expansion strategy. In addition, the Company continued to make capital investments for information systems, distribution capacity and other infrastructure to support the Company’s growth.

The Company plans to open approximately 95 new stores in fiscal 2004, which represents approximately a 18.5% growth in total square footage. Total capital expenditures for fiscal 2004 are currently expected to be approximately $1.0 billion. Capital expenditures include costs for new store openings, store remodels, the construction of a distribution center in Atlanta, GA, the expansion of the corporate office and other base capital needs. The amount of capital expenditures fluctuate as a result of the timing of new store capital spending, the mix of owned, leased and acquired stores, the number of stores remodeled and the timing of opening distribution centers. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements. The Company’s capital structure is well positioned to support its expansion plans. The Company anticipates that internally generated cash flows will be the primary source of funding for future growth.

Financing Activities.    The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures and debt service requirements with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, financing secured by its proprietary credit card accounts receivable, seasonal borrowings under its revolving credit facilities and other sources of financing. The Company expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company maintains favorable banking relationships and anticipates that the necessary credit agreements will be extended or new agreements will be entered into in order to provide future borrowing requirements as needed.

As of March 18, 2004, the Company maintains strong credit ratings as follows:

Credit Ratings
	Moody’s	Standard & Poor’s
Long-term debt	A3	A-

The Company has a $225 million Receivable Purchase Agreement (RPA) with Preferred Receivables Funding Corporation, a certain investor and Bank One as agent, which is renewable annually, at the Company’s request and the investors’ option. Pursuant to the RPA, the Company periodically sells, generally with recourse, an undivided interest in the Company’s private label credit card receivables. At January 31, 2004, and February 1, 2003, no receivables were sold. For financial reporting purposes, receivables sold are treated as secured borrowings.

In November 2002, the Company issued $300 million aggregate principal amount of non-callable 6% unsecured senior debentures due January 15, 2033. Net proceeds, excluding expenses, were $297.8 million and have been used for general corporate purposes, including continued store growth.

In July 2002, the Company executed two unsecured revolving bank credit facilities. The first is a $532 million facility maturing July 10, 2007. The second is a $133 million facility originally scheduled to mature on July 8, 2003. This second facility is renewable at the Company’s request and at the banks’ option, and on June 30, 2003 the term was extended to mature on July 8, 2004. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate.

In June 2000, the Company issued $551.5 million aggregate principal amount of LYONs due 2020. Net proceeds, excluding expenses, were $319.4 million. On June 13, 2003, the holders of approximately 99.5% of the Company’s outstanding LYONs due 2020 exercised their options to redeem their notes, in accordance with the terms of the LYONs. The remaining LYONs were called by the Company on August 1, 2003. The Company elected to redeem all of these notes for cash. The total amount payable by the Company for the LYONs redeemed was $346.6 million, which was paid with available funds. In conjunction with the redemption, the Company wrote off the remaining deferred financing costs related to the LYONs during the second quarter of 2003. The write-off of $6.1 million is included in interest expense for fiscal 2003.

The decrease in the current portion of long-term debt from $355.5 million at the end of fiscal 2002 to $12.5 million at the end of fiscal 2003 is primarily due to the redemption of the LYONs in August 2003 (see Note 4 to the Consolidated Financial Statements).

Outlook

In looking at fiscal 2004, the Company’s preliminary earnings guidance is based upon a low single-digit comparable store sales increase. With the adjustments the Company is making to the inventory levels and content, the Company would expect that the gross margin rate would return to historical levels of approximately 34% of net sales. As a result, fiscal 2004 net income should grow approximately 25% to 30% over fiscal 2003 with earnings in the range of $2.13 to $2.21 per diluted share.

Contractual Obligations

The Company has aggregate contractual obligations of $5,969.5 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	2004	2005	2006	2007	2008	Thereafter	Total
	(In Thousands)
Long-term debt	$10,138	$138	$100,416	$369	$329	$895,176	$1,006,566
Capital leases (a)	2,391	2,516	2,767	3,130	3,718	67,414	81,936
Operating leases	286,452	298,028	291,801	283,468	281,114	3,440,169	4,881,032

Total	$298,981	$300,682	$394,984	$286,967	$285,161	$4,402,759	$5,969,534

(a)	Annual commitments on capital leases are net of interest.

The Company has entered into future capital lease commitments for land and buildings that total approximately $22.7 million at January 31, 2004, which have not been recorded as the related buildings are under construction.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $52.0 million at January 31, 2004. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 31, 2004. All purchase obligations are cancelable and therefore are not included in the above table.

The Company has not created, and is not party to, any special-purpose or off balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts. A discussion of the more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts as an estimate of the accounts receivable balance that may not be collected. The Company evaluates the collectibility of accounts receivable based on the aging of accounts, historical write off experience and specific review for potential bad debts. Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. For all other accounts, the Company recognizes reserves for bad debts based on the length of time the accounts are past due and the anticipated future write-offs based on historical experience.

Factors that would cause this allowance to increase primarily relate to increased customer bankruptcies or other difficulties that make further collection unlikely. Conversely, improved write-off experience and aging of receivables would result in a decrease in the provision.

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

Based on a review of historical clearance markdowns, current business trends, expected vendor funding and discontinued merchandise categories, an adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. Management believes that the Company’s inventory valuation approximates the net realizable value of clearance inventory and results in carrying inventory at the lower of cost or market.

Vendor Allowances

The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program. Vendor participation in the selling of merchandise will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory. See Note 1 to the Consolidated Financial Statements, “Business and Summary of Accounting Policies” for fiscal 2004 changes.

Insurance Reserve Estimates

The Company uses a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which the Company operates could result in a change to the required reserve levels. Under its workers’ compensation and general liability insurance policies, the Company retains the initial risk of $500,000 and $250,000, respectively, per occurrence.

Impairment of Assets and Closed Store Reserves

The Company has a significant investment in property and equipment and favorable lease rights. The related depreciation and amortization is computed using estimated useful lives of up to 50 years. The Company reviews long-lived assets held for use (including favorable lease rights) for impairment annually or whenever an event, such as decisions to close a store, indicate the carrying value of the asset may not be recoverable. The Company has historically not experienced any significant impairment of long-lived assets or closed store reserves. Decisions to close a store can also result in accelerated depreciation over the revised useful life. If the store is leased, a reserve is set up for the discounted difference between the rent and the expected sublease rental income when the location is no longer in use. A significant change in cash flows, market valuation, demand for real estate or other factors, could result in an increase or decrease in the reserve requirement or impairment charge.

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.8% in 2003 and 2002 and was 38.0% in 2001. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51” (FIN No. 46), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities (“VIEs”). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation’s provisions depending upon the date of creation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, any effect on the Company’s consolidated financial position or the results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) released No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” applicable to fiscal years beginning after December 15, 2002 and is effective for contracts entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on net earnings in fiscal year 2003, as the Company entered into substantially all of its fiscal 2003 vendor contracts prior to December 31, 2002. Because substantially all new vendor contracts for new store advertising have been put in place for fiscal 2004, the Company will adopt the provisions of EITF 02-16 and account for these allowances as a reduction of inventory and cost of merchandise sold. This change in accounting will reduce fiscal year 2004 diluted earnings per share by approximately $0.01-$0.02 per diluted share with the majority of the impact on net earnings occurring during the first and third quarters of fiscal 2004 in conjunction with the Company’s new store openings and build in inventory. This change in accounting will not impact the Company’s cash flow or the expected amount of contributions to be received from the Company’s vendors.

The FASB is currently reviewing the rules governing stock option accounting and has made a tentative decision to require expense recognition of stock options in the income statement. The FASB intends to develop revised rules that would be effective for fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact of expensing unvested stock options on fiscal 2003 earnings is disclosed in Note 1 to the audited Consolidated Financial Statements.

Forward-Looking Information/Risk Factors

Items 1, 3, 5, 7 and 7A of this Form 10-K contain “forward-looking statements,” subject to protections under federal law. The Company intends words such as “believes,” “anticipates,” “plans,” “may,” “will,” “should,” “expects” and similar expressions to identify forward-looking statements. In addition, statements covering the Company’s future sales or financial performance and the Company’s plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company’s liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause the Company’s results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described in Exhibit 99.1 attached to this Form 10-K and incorporated herein by this reference. Forward-looking statements relate to the date made, and the Company undertakes no obligations to update them.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At January 31, 2004, the Company’s long-term debt, excluding capital leases, was $1,006.6 million, all of which is fixed rate debt.

Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at January 31, 2004, changed by 100 basis points, the Company’s annual interest expense would change by $10.1 million.

During fiscal 2003, average borrowings under the Company’s variable rate revolving credit facilities and its short-term financing of its proprietary accounts receivable were $79.7 million. If interest rates on the average fiscal 2003 variable rate debt changed by 100 basis points, the Company’s annual interest expense would change by $797,000, assuming comparable borrowing levels.

During fiscal 2003 and fiscal 2002, the Company did not enter into any derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

The financial statements are included in this report beginning on page F-3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

(a) The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officers of Registrant

The information set forth under “Election of Directors” on pages 1-3, under “Board of Directors’ Meetings Attendance and Compensation” on pages 3-4, under “Corporate Governance Guidelines and Code of Ethics” on page 5, under “Committees of the Board of Directors” on pages 4-5 and under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 12 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 is incorporated herein by reference.

The executive officers of the Company as of March 18, 2004 are as follows:

Name	Age	Position
R. Lawrence Montgomery	55	Chairman, Chief Executive Officer and Director

Kevin Mansell	51	President and Director

Arlene Meier	51	Chief Operating Officer, Treasurer and Director

Kenneth Bonning	46	Executive Vice President—Logistics

Donald A. Brennan	43	Executive Vice President—Merchandise Planning and Allocation

Telvin Jeffries	35	Executive Vice President—Human Resources

John Lesko	51	Executive Vice President—Administration

Wesley S. McDonald	41	Executive Vice President—Chief Financial Officer

Jack Moore	49	Executive Vice President—General Merchandise Manager

Richard D. Schepp	43	Executive Vice President—General Counsel and Secretary

Gary Vasques	56	Executive Vice President—Marketing

Mr. Montgomery was elected Chairman of the Board in February 2003. He was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery has served as Executive Vice President of Stores from February 1993 to February 1996 after joining the Company as Senior Vice President — Director of Stores in 1988. Mr. Montgomery has 33 years of experience in the retail industry.

Mr. Mansell has served as President and Director since February 1999. Mr. Mansell served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 29 years of experience in the retail industry.

Ms. Meier has served as Chief Operating Officer since November 2000. Ms. Meier served as Executive Vice President – Chief Financial Officer from October 1994 to November 2000 and was appointed to the Board of Directors in March 2000. Ms. Meier joined the Company as Vice President—Controller in 1989. Ms. Meier has 28 years of experience in the retail industry.

Mr. Bonning has served as Executive Vice President, Logistics since February, 2004. He joined the Company in January, 2001 as Senior Vice President, Logistics. Prior to joining the Company, Mr. Bonning was Senior Vice President, Supply Chain for Zany Brainy, an educational toy retailer, from 1998 through 2000. From 1996 to 1998, Mr. Bonning was an Associate Partner of Accenture, Ltd. Mr. Bonning has 19 years of experience in the retail industry.

Mr. Brennan joined the Company in April 2001, as Executive Vice President — Merchandise Planning and Allocation. Prior to joining the Company, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc., since 1982. Mr. Brennan has 22 years of experience in the retail industry.

Mr. Jeffries has served as Executive Vice President — Human Resources since August 2003 and has served in a variety of executive human resources positions since joining the Company in 1993. Mr. Jeffries has 17 years of experience in the retail industry.

Mr. Lesko has served as Executive Vice President — Administration since November 2000 and in other management positions since joining the Company in November 1997. Mr. Lesko has 29 years of experience in the retail industry.

Mr. McDonald has served as Executive Vice President — Chief Financial Officer since July 2003. Prior to joining the Company, Mr. McDonald held the position of Vice President—Chief Financial Officer at Abercrombie & Fitch from 2000 to 2003. Additionally, Mr. McDonald had served for 12 years in various executive positions at Target Corporation. Mr. McDonald has 16 years of experience in the retail industry.

Mr. Moore has served as Executive Vice President — General Merchandise Manager since February 1999. Mr. Moore served as Senior Vice President of Merchandise Planning and Allocation in 1998. He joined the Company in 1997 as Vice President – Divisional Merchandise Manager. Mr. Moore has 27 years of experience in the retail industry.

Mr. Schepp has served as Executive Vice President — General Counsel since August 2001. Mr. Schepp joined the Company in 2000 as Senior Vice President, General Counsel. Prior to joining the Company, Mr. Schepp held various managerial positions at ShopKo Stores, Inc. from 1992 to 2000, most recently as Senior Vice President, General Counsel. Mr. Schepp has 12 years of experience in the retail industry.

Mr. Vasques has served as Executive Vice President — Marketing since 1997. He joined the Company in December 1995 as Senior Vice President, Marketing. Mr. Vasques has 34 years of experience in the retail industry.

Item 11.  Executive Compensation

The information set forth under “Executive Compensation” on pages 9-13 and “Compensation Committee Interlocks and Insider Participation” on page 6 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 is incorporated herein by reference. A description of the Company’s compensation of directors as set forth under “Board of Directors Meetings, Attendance and Compensation” on pages 3-4 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 is incorporated herein by reference.

Item 12.  Beneficial Ownership of Stock and Related Stockholder Matters

The information set forth under “Beneficial Ownership of Shares” on pages 7-8 and under “Equity Compensation Plan Information” on page 12 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under “Other Transactions” on page 6 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 is incorporated herein by reference.

Item	14. Principal Accountant Fees and Services

The information set forth under “Fees Paid to Ernst & Young LLP” on page 18 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 28, 2004 is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b) Reports on Form 8-K

The Company furnished five reports on Form 8-K in the fourth fiscal quarter:

i.	On November 6, 2003, the Company furnished a report dated November 6, 2003, under Item 12, providing a press release announcing its fiscal October sales results; and

ii.	On November 13, 2003, the Company furnished a report dated November 13, 2003, under Item 12, providing a press release announcing its fiscal 2003 third quarter financial results; and

iii.	On December 4, 2003, the Company furnished a report dated December 4, 2003, under Item 9, providing a press release announcing its fiscal November sales results; and

iv.	On December 22, 2003, the Company furnished a report dated December 19, 2003, under Item 9, informing the shareholders of an unsolicited “mini-tender” offer approximately 0.74% of the Company’s outstanding common shares and recommending that the shareholders reject this offer; and

v.	On January 8, 2004, the Company furnished a report dated January 8, 2004, under Item 9, providing a press release announcing its fiscal December sales results.

The Exhibit Index has been omitted from this printed shareholder report. Shareholders may obtain the Exhibit Index without charge by calling Kohl’s investor relations at 262-703-1440 or by accessing the Company’s website at www.kohls.com, selecting “Investor Relations,” then “Financial Links,” then “SEC Filings.”

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SCHEDULE OF KOHL’S CORPORATION

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation and subsidiaries (the Company) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2004 and February 1, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on February 3, 2002.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

February 23, 2004

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	January 31, 2004	February 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$112,748	$90,085
Short-term investments	34,285	475,991
Accounts receivable trade, net of allowance for doubtful accounts of $22,521 and $20,880, respectively	1,150,157	990,810
Merchandise inventories	1,606,990	1,626,996
Deferred income taxes	49,822	56,693
Other	70,837	43,714

Total current assets	3,024,839	3,284,289

Property and equipment, net	3,324,243	2,739,290
Favorable lease rights, net	235,491	180,420
Goodwill	9,338	9,338
Other assets	104,539	102,361

Total assets	$6,698,450	$6,315,698

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$532,599	$650,731
Accrued liabilities	441,902	359,842
Income taxes payable	135,327	142,150
Current portion of long-term debt and capital leases	12,529	355,464

Total current liabilities	1,122,357	1,508,187

Long-term debt and capital leases	1,075,973	1,058,784
Deferred income taxes	236,712	171,951
Other long-term liabilities	72,069	64,859

Shareholders’ equity:
Common stock-$.01 par value, 800,000 shares authorized, 340,141 and 337,322 shares issued, respectively	3,401	3,373
Paid-in capital	1,170,519	1,082,277
Retained earnings	3,017,419	2,426,267

Total shareholders’ equity	4,191,339	3,511,917

Total liabilities and shareholders’ equity	$6,698,450	$6,315,698

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	$10,282,094	$9,120,287	$7,488,654
Cost of merchandise sold	6,887,033	5,981,219	4,923,527

Gross margin	3,395,061	3,139,068	2,565,127
Operating expenses:
Selling, general and administrative	2,091,374	1,817,968	1,527,478
Depreciation and amortization	236,864	191,439	151,965
Goodwill amortization	—	—	5,200
Preopening expenses	43,519	39,278	30,509

Total operating expenses	2,371,757	2,048,685	1,715,152

Operating income	1,023,304	1,090,383	849,975
Other expense (income):
Interest expense	75,240	59,449	57,351
Interest income	(2,309)	(3,440)	(7,240)

Income before income taxes	950,373	1,034,374	799,864
Provision for income taxes	359,221	390,993	304,188

Net income	$591,152	$643,381	$495,676

Net income per share:
Basic	$1.74	$1.91	$1.48
Diluted	$1.72	$1.87	$1.45

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at February 3, 2001	332,167	$3,322	$912,107	$1,287,210	$2,202,639
Exercise of stock options	2,971	29	36,099	—	36,128
Income tax benefit from exercise of stock options	—	—	56,963	—	56,963
Net income	—	—	—	495,676	495,676

Balance at February 2, 2002	335,138	3,351	1,005,169	1,782,886	2,791,406
Exercise of stock options	2,184	22	31,277	—	31,299
Income tax benefit from exercise of stock options	—	—	45,831	—	45,831
Net income	—	—	—	643,381	643,381

Balance at February 1, 2003	337,322	3,373	1,082,277	2,426,267	3,511,917
Exercise of stock options	2,819	28	46,229	—	46,257
Income tax benefit from exercise of stock options	—	—	42,013	—	42,013
Net income	—	—	—	591,152	591,152

Balance at January 31, 2004	340,141	$3,401	$1,170,519	$3,017,419	$4,191,339

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Operating activities
Net income	$591,152	$643,381	$495,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,900	192,410	157,939
Deferred income taxes	71,632	53,322	17,211
Amortization of debt discount	3,576	9,381	9,110
Changes in operating assets and liabilities:
Accounts receivable trade, net	(159,347)	(154,864)	(154,690)
Merchandise inventories	20,006	(428,689)	(195,017)
Other current assets	(27,123)	(2,314)	(15,801)
Accounts payable	(118,132)	171,861	78,931
Accrued and other long-term liabilities	93,607	122,200	79,337
Income taxes	35,190	62,896	69,121

Net cash provided by operating activities	754,461	669,584	541,817
Investing activities
Acquisition of property and equipment and favorable lease rights	(831,599)	(715,968)	(662,011)
Net sales (purchases) of short-term investments	441,706	(246,614)	(180,777)
Acquisition of software and other	(25,624)	(32,473)	(28,520)

Net cash used in investing activities	(415,517)	(995,055)	(871,308)
Financing activities
Net repayments of short-term debt	—	—	(5,000)
Proceeds from public debt offering, net	—	297,759	299,503
Payments of convertible and other long-term debt	(362,353)	(16,772)	(16,424)
Payments of financing fees on debt	(185)	(3,452)	(1,615)
Net proceeds from issuance of common shares	46,257	31,299	36,128

Net cash (used in) provided by financing activities	(316,281)	308,834	312,592

Net increase (decrease) in cash and cash equivalents	22,663	(16,637)	(16,899)
Cash and cash equivalents at beginning of year	90,085	106,722	123,621

Cash and cash equivalents at end of year	$112,748	$90,085	$106,722

See accompanying notes

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Accounting Policies

Business

As of January 31, 2004, Kohl’s Corporation (the Company) operated 542 family oriented, specialty department stores located in 36 states that feature national brand apparel, shoes, accessories, soft home products and housewares targeted to middle-income customers.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company’s fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended January 31, 2004 (fiscal 2003), February 1, 2003 (fiscal 2002) and February 2, 2002 (fiscal 2001). Fiscal 2003, 2002 and 2001 each include 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the fiscal 2003 presentation.

Cash Equivalents

Cash equivalents represent money market funds and are stated at cost, which approximates fair value.

Short-term Investments

Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at its discretion. These investments are stated at cost, which approximates market value.

Accounts Receivable Trade, Net

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. At January 31, 2004, the LIFO cost of merchandise was equal to the first-in, first-out (FIFO) cost of merchandise. Inventories would have been $4,980,000 higher at February 1, 2003, if they would have been valued using the first-in, first-out (FIFO) method.

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

Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodeling of existing locations in process at the end of each fiscal year.

Capitalized Software

The Company capitalizes purchased and internally developed software and amortizes such costs on a straight-line basis over 3 to 5 years depending on the estimated life of the software. Capitalized software is included in other assets.

Capitalized Interest

The Company capitalizes interest on the acquisition and construction of new locations and expansion of existing locations and depreciates that amount over the lives of the related assets. The total interest capitalized was $9,861,000, $9,820,000 and $6,929,000 in 2003, 2002 and 2001, respectively.

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options. Accumulated amortization was $48,487,000 at January 31, 2004, and $39,712,000 at February 1, 2003. The favorable lease rights balance at January 31, 2004 includes $69,703,000 related to stores acquired in 2003 that are expected to open in 2004 and 2005. Amortization will begin when the respective stores are opened.

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present and if such indicators are present determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Company evaluated the ongoing value of its property and equipment and other long-lived assets as of January 31, 2004, and February 1, 2003, and determined that there was no significant impact on the Company’s results of operations.

Goodwill

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” in June 2001 and the Company adopted this statement on February 3, 2002. Under SFAS No. 142, goodwill is no longer amortized and instead is subject to fair value based impairment tests that need to be performed at least annually. The Company completed the impairment test for its 2003 and 2002 annual audits and determined there was no impairment of existing goodwill. In accordance with SFAS No. 142, the Company ceased amortization of its remaining goodwill and the remaining balance of goodwill is $9.3 million. Under SFAS No. 142, the Company would have had additional pretax income of $5.2 million, or $0.02 per share, for fiscal year 2001.

Comprehensive Income

Net income for all years presented is the same as comprehensive income.

Revenue Recognition

Revenue from sales of the Company’s merchandise at its stores is recognized at the time of sale, net of any returns. E-Commerce sales are recorded upon the shipment of merchandise.

Vendor Allowances

In November 2002, the Emerging Issues Task Force (“EITF”) released No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” applicable to fiscal years beginning after December 15, 2002 and is effective for contracts entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on net earnings in fiscal year 2003, as the Company entered into substantially all of its fiscal 2003 vendor contracts prior to December 31, 2002. Because substantially all new vendor contracts for new store advertising have been put in place for fiscal 2004, the Company will adopt the provisions of EITF 02-16 and account for these allowances as a reduction of inventory and cost of merchandise sold. This change in accounting will reduce fiscal year 2004 diluted earnings per share by approximately $0.01-$0.02 per diluted share with the majority of the impact on net earnings occurring during the first and third quarters of fiscal 2004 in conjunction with the Company’s new store openings and build in inventory. This change in accounting will not impact the Company’s cash flow or the expected amount of contributions to be received from the Company’s vendors.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs, net of cooperative advertising agreements, were $373,956,000, $314,901,000 and $267,274,000 in fiscal 2003, 2002 and 2001, respectively.

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

Net Income Per Share

The information required to compute basic and diluted net income per share is as follows:

	Fiscal Year
	2003	2002	2001
	(In Thousands)
Numerator for basic earnings per share—net earnings	$591,152	$643,381	$495,676
Interest expense related to convertible notes, net of tax	2,090	5,739	5,562

Numerator for diluted earnings per share	$593,242	$649,120	$501,238

Denominator for basic earnings per share—weighted average shares	339,199	336,676	334,141
Impact of dilutive employee stock options (a)	4,263	6,106	6,857
Shares issued upon assumed conversion of convertible notes	1,445	3,946	3,946

Denominator for diluted earnings per share	344,907	346,728	344,944

(a)	In 2003, 2002 and 2001, 4,919,000, 4,201,000 and 4,583,000 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

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

As of January 31, 2004, the Company had three long-term compensation plans, which are described in Note 8. The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in fiscal 2003, 2002 and 2001 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

The following table illustrates the pro forma effect on net income and earnings per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	Fiscal Year
	2003	2002	2001
	(In Thousands, Except Per Share Data)
Net income as reported	$591,152	$643,381	$495,676
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	34,434	34,945	30,050

Pro forma net income	556,718	608,436	465,626
Impact of interest on convertible debt, net of tax	2,090	5,739	5,562

Pro forma diluted net income	$558,808	$614,175	$471,188

Net income per share:
Basic–as reported	$1.74	$1.91	$1.48
Basic–pro forma	$1.64	$1.81	$1.39

Diluted–as reported	$1.72	$1.87	$1.45
Diluted–pro forma	$1.62	$1.78	$1.38

The weighted-average fair values of options granted during fiscal 2003, 2002 and 2001 were estimated using a Black-Scholes option-pricing model to be $20.49, $26.24 and $29.11, respectively. The model uses the following assumptions for all years: risk free interest rate between 3.0%-6.0%; dividend yield of 0%; volatility factors of the Company’s common stock of 30-40%; and a 6-8 year expected life of the option.

The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN No. 46), which has been subsequently deferred and revised by the FASB on several dates. This interpretation addresses consolidation and reporting by business enterprises of variable interest entities (“VIEs”). VIEs are entities for which control is achieved through means other than voting rights. FIN No. 46, as revised, provides for various effective dates for adoption of the interpretation’s provisions depending upon the date of creation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, any effect on the Company’s consolidated financial position or the results of operations.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     Selected Balance Sheet Information

Property and equipment consist of the following:

	January 31, 2004	February 1, 2003
	(In Thousands)
Land	$360,765	$283,302
Buildings and improvements	2,259,691	1,812,470
Store fixtures and equipment	1,062,956	904,561
Property under capital leases	88,840	58,982
Construction in progress	327,460	296,969

Total property and equipment	4,099,712	3,356,284
Less accumulated depreciation	775,469	616,994

	$3,324,243	$2,739,290

Depreciation expense for property and equipment, including property under capital leases, totaled $204,359,000, and $165,173,000 and $131,899,000 for fiscal 2003, 2002 and 2001, respectively.

Accrued liabilities consist of the following:

	January 31, 2004	February 1, 2003
	(In Thousands)
Payroll and related fringe benefits	$52,351	$64,711
Sales and use taxes	93,103	69,840
Various liabilities to customers	99,139	80,458
Accrued construction costs	99,291	61,068
Other accruals	98,018	83,765

	$441,902	$359,842

3.     Accounts Receivable Financing

The Company has an agreement with Preferred Receivables Funding Corporation, a certain investor and Bank One, as agent, under which the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables up to a maximum of $225 million. The agreement runs through December 16, 2004, and is renewable for one year intervals at the Company’s request and the investors’ option. No receivables were sold as of January 31, 2004, or February 1, 2003. For financial reporting purposes, receivables sold are treated as secured borrowings.

The cost of the current financing program is based on the bank’s conduit commercial paper rate, approximately 1.1% and 1.3% at January 31, 2004 and February 1, 2003, respectively, plus certain fees. The agreement is secured by interests in the receivables and contains covenants which require the Company to maintain a minimum portfolio quality and meet certain financial tests. As of January 31, 2004, the Company was in compliance with all financial tests.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Accounts Receivable Financing (continued)

Revenues from the Company’s credit program, net of operating expenses, are summarized in the following table:

	Fiscal Year
	2003	2002	2001
	(In Thousands)
Finance charges and other income	$182,525	$155,580	$126,492
Operating expenses:
Provision for doubtful accounts	43,945	43,739	41,284
Other credit and collection expenses	53,936	44,429	36,615

Total operating expenses	97,881	88,168	77,899

Net revenue of credit program included in selling, general and administrative expenses	$84,644	$67,412	$48,593

4.    Debt

Long-term debt consists of the following:

	January 31, 2004		February 1, 2003
Maturing	Weighted Average Effective Rate	Amount	Weighted Average Effective Rate	Amount
	($ In Thousands)
Notes and debentures:
Senior debt
Through 2004	6.57%	$10,000	6.57%	$20,000
2006 (a)	6.70%	100,000	6.70%	100,000
2011 (a)	6.59%	399,645	6.59%	399,595
2029 (a)	7.36%	197,687	7.36%	197,595
2033 (a)	6.05%	297,846	6.05%	297,772
Subordinated debt 2020 (b)		—	2.75%	343,271

Total notes and debentures	6.59%	1,005,178	5.62%	1,358,233
Capital lease obligations		81,936		54,493
Other		1,388		1,522
Less current portion		(12,529)		(355,464)

Long-term debt		$1,075,973		$1,058,784

(a)	Non-callable and unsecured notes and debentures.
(b)	In June 2000, the Company issued $551.5 million aggregate principal amount of unsecured Liquid Yield Option Subordinated Notes (LYONs). On June 13, 2003, the holders of approximately 99.5% of the Company’s outstanding LYONs exercised their options to redeem their notes. The remaining LYONs were called by the Company on August 1, 2003. The Company elected to redeem all these notes for cash. The total amount paid by the Company for the LYONs redeemed, including interest, was $346.6 million, which was paid with available funds.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Debt (continued)

Using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements, the Company estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $1,104.2 million at January 31, 2004, and $1,462.7 million at February 1, 2003.

In July 2002, the Company executed two unsecured revolving bank credit facilities. The first is a $532 million facility maturing July 10, 2007. The second is a $133 million facility originally scheduled to mature on July 8, 2003. This second facility is renewable at the Company’s request and at the banks’ option, and on June 30, 2003 the term was extended to mature on July 8, 2004. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate. No amounts were outstanding on these facilities as of January 31, 2004. The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $52.0 million and $22.4 million at January 31, 2004 and February 1, 2003, respectively.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests. As of January 31, 2004, the Company was in compliance with all financial covenants of the debt agreements.

Interest payments, net of amounts capitalized, were $67,785,000, $42,539,000 and $41,639,000 in fiscal 2003, 2002 and 2001, respectively.

Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $10,138,000 in 2004; $138,000 in 2005; $100,416,000 in 2006; $369,000 in 2007 and $329,000 in 2008.

5.    Commitments

The Company leases certain property and equipment. Rent expense charged to operations was $248,766,000, $207,667,000 and $177,153,000 in fiscal 2003, 2002 and 2001, respectively. Rent expense includes contingent rents, based on sales, of $3,265,000, $4,025,000 and $3,901,000 in fiscal 2003, 2002 and 2001, respectively. In addition, many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company’s option, that generally range from two additional five-year periods to eight ten-year periods. These items are not included in the rent expenses listed above.

Property under capital leases consists of the following:

	January 31, 2004	February 1, 2003
	(In Thousands)
Buildings and improvements	$87,543	$57,685
Equipment	1,297	1,297
Less accumulated amortization	16,788	14,282

	$72,052	$44,700

Amortization expense related to capital leases totaled $3,226,000, $1,864,000 and $1,800,000 for fiscal 2003, 2002 and 2001, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments (continued)

Future minimum lease payments at January 31, 2004, are as follows:

	Capital Leases	Operating Leases
	(In Thousands)
Fiscal Year:
2004	$9,553	$286,452
2005	9,460	298,028
2006	9,464	291,801
2007	9,552	283,468
2008	9,815	281,114
Thereafter	125,119	3,440,169

	172,963	$4,881,032

Less amount representing interest	91,027

Present value of minimum lease payments	$81,936

Included in the operating lease schedule above is $1,039.1 million of minimum lease payments for stores that will open in 2004 and 2005.

The Company recorded capital leases totaling $33.0 million and $12.0 million during 2003 and 2002, respectively. As of January 31, 2003, the Company had entered into capital leases of approximately $22.7 million related to stores to be opened in 2004 and 2005 which had not been recorded as the related buildings are under construction.

6.    Benefit Plans

The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $10,053,000, $10,933,000 and $8,535,000 in fiscal 2003, 2002 and 2001, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. The participants direct their contributions and/or their account balances among any of the Plan’s twelve investment alternatives. Total expense, net of forfeitures, was $3,979,000, $3,805,000 and $2,959,000 in fiscal 2003, 2002 and 2001, respectively.

The Company also made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. The participants direct these contributions and/or their account balances among any of the Plan’s twelve investment alternatives. The total contribution expense was $8,420,000, $7,316,000 and $6,210,000 in fiscal 2003, 2002 and 2001, respectively.

The Company also has a non-qualified deferred compensation plan offered to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. At January 31, 2004 and February 1, 2003 the liability under the plan, which is reflected in other long-term liabilities, was $22.7 million and $17.2 million, respectively. The expense for fiscal 2003, 2002 and 2001 was immaterial.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

Deferred income taxes consist of the following:

	January 31, 2004	February 1, 2003
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$267,568	$193,273
Deferred tax assets:
Merchandise inventories	35,040	39,369
Accrued and other liabilities	32,435	27,796
Accrued step rent liability	13,203	10,850

	80,678	78,015

Net deferred tax liability	$186,890	$115,258

The components of the provision for income taxes are as follows:

	Fiscal Year
	2003	2002	2001
	(In Thousands)
Current federal	$258,244	$300,128	$258,195
Current state	29,345	37,543	28,782
Deferred	71,632	53,322	17,211

	$359,221	$390,993	$304,188

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	Fiscal Year
	2003	2002	2001
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	2.9	3.1
Goodwill amortization	—	—	0.2
Other	(0.1)	(0.1)	(0.3)

Provision for income taxes	37.8%	37.8%	38.0%

Amounts paid for income taxes (in thousands)	$253,552	$274,724	$218,813

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Stock

The Company’s authorized capital stock consists of 800,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock.

The Company’s 1994 and 2003 Long-Term Compensation Plans provide for the granting of various forms of equity-based awards, including options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of similar stock options to outside directors. The following table presents the number of options initially authorized and options available to grant under each of the plans:

	1994 Plan	1997 Plan	2003 Plan	Total
Options initially authorized	24,000,000	400,000	15,000,000	39,400,000
Options available for grant:
February 1, 2003	7,486,710	288,000	—	7,774,710
January 31, 2004	5,606,190	276,000	15,000,000	20,882,190

The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. Options that are surrendered or terminated without issuance of shares are available for future grants.

The following table summarizes the Company’s stock option activity from February 3, 2001 through January 31, 2004:

	Number Of Options	Weighted Average Exercise Price
Balance at February 3, 2001	21,863,319	$23.01
Granted	2,887,325	65.11
Surrendered	(525,480)	37.85
Exercised	(2,971,368)	12.15

Balance at February 2, 2002	21,253,796	29.87
Granted	333,788	67.30
Surrendered	(494,711)	53.75
Exercised	(2,183,605)	14.36

Balance at February 1, 2003	18,909,268	31.70
Granted	2,919,739	51.71
Surrendered	(1,094,219)	56.78
Exercised	(2,818,879)	16.41

Balance at January 31, 2004	17,915,909	$35.85

In fiscal 2001, annual stock option awards were granted by the Company in the month of January. In fiscal 2002, the Company determined that annual awards to eligible associates would be considered in the first quarter of each year. Therefore, annual awards for fiscal 2002 and 2003 were granted to the eligible associates subsequent to the end of fiscal 2002 and 2003. All awards to outside directors during fiscal 2002 and 2003 were granted under the 1997 plan.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Stock (continued)

Options exercisable at:

	Shares	Weighted Average Exercise Price
January 31, 2004	12,012,527	$29.23
February 1, 2003	12,851,841	$24.33
February 2, 2002	11,907,265	$18.32

Additional information related to options outstanding at January 31, 2004, segregated by grant price range, is summarized below:

	Exercise Price Range
	$4.94 to $16.86	$16.87 to $35.50	$35.51 to $77.62
Options outstanding	4,701,797	5,784,476	7,429,636
Weighted average exercise price of options outstanding	$7.27	$28.85	$59.38
Weighted average remaining contractual life of options outstanding (years)	2.0	10.0	13.1
Options exercisable	3,917,447	5,449,876	2,645,204
Weighted average exercise price of options exercisable	$7.28	$28.57	$63.11

9.    Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Quarterly Financial Information (Unaudited)

Financial Information

	Fiscal Year 2003
	First	Second	Third		Fourth		Total
	(In Thousands Except Per Share Data)
Net sales	$2,117,744	$2,208,459	$2,393,950		$3,561,941		$10,282,094
Gross margin	741,265	736,803	815,342		1,101,651		3,395,061
Net income	111,013	112,145	121,170		246,824		591,152
Basic shares	338,013	338,954	339,751		340,043		339,199
Basic net income per share	$0.33	$0.33	$0.36		$0.73		$1.74
Diluted shares	342,847	343,665	344,447		343,998		344,907	(a)
Diluted net income per share	$0.32	$0.33	$0.35		$0.72		$1.72	(b)

	Fiscal Year 2002
	First	Second	Third		Fourth		Total
	(In Thousands Except Per Share Data)
Net sales	$1,870,588	$1,921,830	$2,143,390		$3,184,479		$9,120,287
Gross margin	656,767	687,057	744,293		1,050,951		3,139,068
Net income	106,621	124,388	133,421		278,951		643,381
Basic shares	335,858	336,662	336,923		337,175		336,676
Basic net income per share	$0.32	$0.37	$0.40		$0.83		$1.91
Diluted shares	342,615	343,439	346,766	(a)	346,943	(a)	346,728	(a)
Diluted net income per share	$0.31	$0.36	$0.39	(b)	$0.81	(b)	$1.87	(b)

(a)	Diluted shares include 1,445,000 and 3,946,000 shares related to the assumed conversion of convertible debt securities for 2003 and 2002, respectively.
(b)	For the periods noted, the earnings per share is calculated using the “if converted” method. The net income in the calculation of 2003 diluted earnings per share is $593,242,000 for the fiscal year, which includes interest on convertible debt securities, net of tax, of $2,090,000. The net income in the calculation of 2002 diluted earnings per share is $134,856,000 for the third quarter, $280,402,000 for the fourth quarter, and $649,120,000 for the fiscal year, which includes interest on convertible debt securities, net of tax, of $1,435,000, $1,451,000, and $5,739,000, respectively.

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

11.    Related Party

A director of the Company is also a shareholder of a law firm which performs legal services for the Company.

KOHL’S CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In Thousands)
Accounts Receivable—Allowances:
Balance at Beginning of Year	$20,880	$17,780	$9,282
Charged to Costs and Expenses	43,945	43,739	41,284
Deductions—Bad Debts Written off, Net of Recoveries and Other Allowances	(42,304)	(40,639)	(32,786)

Balance at End of Year	$22,521	$20,880	$17,780

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

/S/    R. LAWRENCE MONTGOMERY

By:

R. Lawrence Montgomery

Chairman and Director

Dated: March 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ R. LAWRENCE MONTGOMERY

R. Lawrence Montgomery Chairman, Chief Executive Officer and Director (Principal Executive Officer)	William S. Kellogg Director
/S/ KEVIN MANSELL	/S/ ARLENE MEIER

Kevin Mansell President and Director	Arlene Meier Chief Operating Officer, Treasurer and Director
/S/ JAY H. BAKER	/S/ STEVEN A. BURD

Jay H. Baker Director	Steven A. Burd Director
/S/ WAYNE EMBRY

Wayne Embry Director	James D. Ericson Director
/S/ JOHN F. HERMA

John F. Herma Director	Frank Sica Director
/S/ JUDY SPRIESER	/S/ PETER M. SOMMERHAUSER

Judy Sprieser Director	Peter M. Sommerhauser Director
/S/ R. ELTON WHITE	/S/ WESLEY S. MCDONALD

R. Elton White Director	Wesley S. McDonald Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 19, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

4.1	Five-Year Credit Agreement dated as of July 10, 2002 among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents, and The Bank of New York as Issuing Bank, Swing Line Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002.

4.2	Indenture dated as of December 1, 1995 between the Company and The Bank of New York as trustee, incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

4.3	First Supplemental Indenture dated as of June 1, 1999 between the Company and The Bank of New York, incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-83031).

4.4	Second Supplemental Indenture dated as of March 8, 2001 between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

4.5	Third Supplemental Indenture dated January 15, 2002 between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.6 of the Company’s registration statement on Form S-3 (Reg. No. 333-83788), filed on March 6, 2002.

4.6	Certain other long-term debt is described in Note 4 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the Rights of holders of any such long-term debt described in Note 4 and not filed herewith.

10.1	364-Day Credit Agreement dated as of July 10, 2002 among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents and The Bank of New York, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002.

10.2	Extension No. 1, Waiver No. 1 and Amendment No. 1, dated as of June 30, 2003, under the 364-Day Credit Agreement, dated as of July 10, 2002, among Kohl’s Corporation (the “Borrower”), the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents, and The Bank of New York, as the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2003.

10.3	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.4	Executive Medical Plan, incorporated herein by reference to Exhibit 10.9 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.5	Executive Life Insurance Plan, incorporated herein by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.6	Executive Accidental Death and Dismemberment Plan, incorporated herein by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.7	Executive Bonus Plan, incorporated herein by reference to Exhibit 10.12 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.8	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.9	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.10	2003 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.11	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.12	Employment Agreement between the Company and William S. Kellogg dated April 30, 1992, incorporated herein by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.13	Employment Agreement between the Company and Jay H. Baker dated April 30, 1992, incorporated herein by reference to Exhibit 10.7 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.14	Employment Agreement between the Company and John F. Herma dated April 30, 1992, incorporated herein by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.15	Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.16	Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.17	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Montgomery, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the Fiscal year ended January 30, 1999.*

10.18	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Mansell, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

10.19	First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. *

10.20	Employment Agreement between the Company and Arlene Meier dated November 15, 2000, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. *

10.21	Amendment to Employment Agreement between the Company and Mr. Kellogg, dated January 31, 2004. *

10.22	Amendment to Employment Agreement between the Company and Mr. Baker, dated January 31, 2004. *

10.23	Amendment to Employment Agreement between the Company and Mr. Herma, dated January 31, 2004. *

10.24	Second Amendment to Employment Agreement between the Company and Mr. Montgomery, dated January 31, 2004. *

10.25	Amendment to Employment Agreement between the Company and Mr. Mansell, dated January 31, 2004. *

10.26	Amendment to Employment Agreement between the Company and Ms. Meier, dated January 31, 2004. *

12.1	Statement regarding calculation of ratio of earnings to fixed charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements Regarding Forward-Looking Information and Risk Factors.

*	A management contract or compensatory plan or arrangement.