Form 10-Q
period 2004-05-01
KOHLS CORPORATION
filed 2004-06-04
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 3, 2004 Common Stock, Par Value $0.01 per Share, 340,991,232 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	May 1, 2004	January 31, 2004	May 3, 2003
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,810	$112,748	$94,674
Short-term investments	—	34,285	153,205
Accounts receivable, net	1,113,928	1,150,157	973,256
Merchandise inventories	1,862,195	1,606,990	1,810,978
Deferred income taxes	30,612	49,822	36,064
Other	100,328	70,837	73,598

Total current assets	3,206,873	3,024,839	3,141,775

Property and equipment, net	3,448,682	3,324,243	2,824,510
Favorable lease rights, net	233,326	235,491	181,495
Goodwill	9,338	9,338	9,338
Other assets	105,293	104,539	105,223

Total assets	$7,003,512	$6,698,450	$6,262,341

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$746,449	$532,599	$608,383
Accrued liabilities	352,810	441,902	275,521
Income taxes payable	40,111	135,327	38,909
Short-term debt	110,000	—	—
Current portion of long-term debt and capital leases	2,760	12,529	357,919

Total current liabilities	1,252,130	1,122,357	1,280,732

Long-term debt and capital leases	1,088,663	1,075,973	1,064,836
Deferred income taxes	261,993	236,712	187,575
Other long-term liabilities	73,975	72,069	66,524

Shareholders’ equity:
Common stock	3,409	3,401	3,388
Paid-in capital	1,192,129	1,170,519	1,122,006
Retained earnings	3,131,213	3,017,419	2,537,280

Total shareholders’ equity	4,326,751	4,191,339	3,662,674

Total liabilities and shareholders’ equity	$7,003,512	$6,698,450	$6,262,341

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended
	May 1, 2004	May 3, 2003
Net sales	$2,380,173	$2,117,744
Cost of merchandise sold	1,532,736	1,376,479

Gross margin	847,437	741,265

Operating expenses:
Selling, general, and administrative	565,648	474,125
Depreciation and amortization	66,002	55,417
Preopening expenses	17,830	15,482

Operating income	197,957	196,241

Interest expense, net	15,004	17,766

Income before income taxes	182,953	178,475
Provision for income taxes	69,159	67,462

Net income	$113,794	$111,013

Net income per share:

Basic
Basic	$0.33	$0.33
Average number of shares	340,434	338,013

Diluted
Diluted	$0.33	$0.32
Average number of shares	343,858	342,847

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 31, 2004	340,141	$3,401	$1,170,519	$3,017,419	$4,191,339
Exercise of stock options	814	8	11,674	—	11,682
Income tax benefit from exercise of stock options	—	—	9,936	—	9,936
Net income	—	—	—	113,794	113,794

Balance at May 1, 2004	340,955	$3,409	$1,192,129	$3,131,213	$4,326,751

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months (13 Weeks) Ended
	May 1, 2004	May 3, 2003
Operating activities

Net income	$113,794	$111,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	66,182	55,700
Amortization of debt discount	53	2,403
Deferred income taxes	44,491	36,253
Changes in operating assets and liabilities:
Accounts receivable, net	36,229	17,554
Merchandise inventories	(255,205)	(183,982)
Other current assets	(29,491)	(29,884)
Accounts payable	213,850	(42,348)
Accrued and other long-term liabilities	(87,186)	(82,656)
Income taxes	(85,280)	(78,409)

Net cash provided by (used in) operating activities	17,437	(194,356)

Investing activities

Acquisition of property and equipment and favorable lease rights	(167,873)	(122,804)
Net sales of short-term investments	34,285	322,786
Other	(7,650)	(5,263)

Net cash (used in) provided by investing activities	(141,238)	194,719

Financing activities

Proceeds from short-term debt	50,000	—
Proceeds from credit facilities	60,000	—
Payments of convertible and other long-term debt	(10,819)	(10,662)
Payments of financing fees on debt	—	(24)
Proceeds from stock option exercises	11,682	14,912

Net cash provided by financing activities	110,863	4,226

Net (decrease) increase in cash and cash equivalents	(12,938)	4,589
Cash and cash equivalents at beginning of period	112,748	90,085

Cash and cash equivalents at end of period	$99,810	$94,674

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

2. Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the fiscal 2004 presentation.

3. Stock Based Compensation

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

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for the first quarter of fiscal 2004 or 2003 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The FASB is currently reviewing the rules governing stock option accounting and has made a tentative decision to require expense recognition of stock options in the income statement. The FASB intends to develop revised rules that would be effective for fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective.

The following table illustrates the pro forma effect on net income and net income per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	Three Months Ended
	May 1, 2004	May 3, 2003
	(In Thousands, Except per Share Data)
Net income as reported	$113,794	$111,013
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	7,699	9,158

Pro forma net income	$106,095	$101,855

Net income per share:
Basic-as reported	$0.33	$0.33
Basic-pro forma	$0.31	$0.30

Diluted-as reported	$0.33	$0.32
Diluted-pro forma	$0.31	$0.30

The Black-Scholes option pricing model was used to estimate the weighted-average fair values of options granted. For the three months ended May 1, 2004 and May 3, 2003, the weighted-average fair values of options granted were $19.37 and $19.86, respectively. The model uses the following assumptions:

	Three Months Ended
	May 1, 2004	May 3, 2003
Risk-free interest rate	3.5%	4.0%
Expected dividend	$0.0	$0.0
Expected option life (years)	6	6
Expected volatility	34%	32%

The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

4. Merchandise Inventories

The Company uses the last–in, first-out (LIFO) method of accounting for merchandise inventories. The Company did not record LIFO expense for the three months ended May 1, 2004 and May 3, 2003. The LIFO cost of merchandise was equal to the first-in, first-out (FIFO) cost of merchandise as of May 1, 2004 and January 31, 2004. Inventories would have been $4,980,000 higher at May 3, 2003, if they had been valued using the FIFO method.

5. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

6. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	May 1, 2004	May 3, 2003
	(In Thousands)
Numerator for dilutive earnings per share-net income	$113,794	$111,013

Denominator for basic earnings per share – weighted average shares	340,434	338,013
Impact of dilutive employee stock options (a)	3,424	4,834

Denominator for dilutive earnings per share	343,858	342,847

(a)	For the three months ended May 1, 2004 and May 3, 2003, 8,225,190 and 5,041,498 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company’s focus in 2004 centers around four major initiatives: inventory management, the customer shopping experience, merchandise content, and differentiation in marketing.

The Company has appropriately reduced inventory levels. At the end of the first quarter, inventory per store was down 14 percent from last year. The reductions were primarily made in seasonal merchandise classifications. The Company remains committed to being in-stock on basics and key item programs. Less inventory is being brought in at the beginning of the season in order for the Company to flow goods in throughout the season based on rate of sale, which should lead to improved gross margins.

The customer shopping experience was not up to the Company’s standards in 2003. The stores were difficult to shop—mainly as a result of too much merchandise. In addition to reducing the overall inventory level in 2004, reductions have been made in the number of in-aisle programs at the entrance and throughout the store. Standards have been reinforced to ensure that the appropriate amount of space between fixtures is maintained to allow for easier movement throughout the merchandise areas. Quantities allowed on any one fixture have been reduced to allow customers to freely select garments from the fixture.

From a merchandise content standpoint, new brands have been introduced in womens and home and successful existing brands have been extended into other areas of the store. Updated brands performed better overall in most apparel areas in the first quarter of 2004 while more traditional brands struggled. The Company will continue to focus on newness in merchandise content throughout the year to increase market share.

Management believes that differentiation in marketing will help the Company achieve its goal of returning to positive comparable store sales increases. In the first quarter, the Company created some new events and added newness to existing events in order to attract more occasional and new shoppers. The mix of print, broadcast (both in TV and radio) and direct mail is being adjusted to find the most effective medium for each type of event. The Company will continue to test new events and make adjustments to existing events throughout the coming year.

The Company’s earnings for the first quarter of 2004 were in line with its guidance entering the quarter. Although the Company was disappointed with its comparable store sales performance, this was offset by better than expected gross margin and continued expense control.

Results of Operations

Expansion Update

At May 1, 2004, the Company operated 589 stores compared with 492 stores at the same time last year. Total square feet of selling space increased 21.1% from 37.3 million at May 3, 2003 to 45.2 million at May 1, 2004.

During the quarter, the Company opened 47 stores significantly increasing its presence in the Southwest region. In March, the Company opened 21 stores including entering into the Sacramento, CA market with seven stores; the Memphis, TN market with three stores; and the Bakersfield, CA market with two stores. In April, the Company opened 26 stores including entering into the San Diego, CA market with five stores; and the Fresno, CA market with three stores. In addition, the Company added eight stores in the Northeast region, seven stores in the Southwest region, four stores in the Midwest region, four stores in the Southeast region, two stores in the Mid-Atlantic region and two stores in the South Central region.

The Company expects to open approximately 48 stores in the third fiscal quarter including its entry into the San Francisco, CA market with 11 stores and the Salt Lake City, UT market with five stores. The remaining new stores to be opened in existing markets will be spread across all regions of the country. In total the Company plans to open approximately 95 stores in fiscal 2004.

Net Sales

Net sales increased $262.5 million or 12.4% to $2,380.2 million for the three months ended May 1, 2004, from $2,117.7 million for the three months ended May 3, 2003. Net sales increased $264.8 million due to the opening of 47 new stores in the first quarter of 2004 and to the inclusion of 85 new stores opened in fiscal 2003. The offsetting $2.3 million decrease is attributable to a decline in comparable store sales of 0.1%. The number of transactions in comparable stores increased 0.9% while the average transaction value declined 1.0%. The Accessories business led the Company for the quarter, while the Shoes business was the most difficult. The Northeast region had the strongest comparable store sales performance, while the Midwest region was the most difficult.

Gross Margin

Gross margin increased $106.1 million to $847.4 million for the three months ended May 1, 2004, from $741.3 million for the three months ended May 3, 2003. Gross margin increased $91.1 million due to the opening of 47 new stores in the first quarter of 2003 and to the inclusion of 85 new stores opened in fiscal 2003. Comparable store gross margin increased $15.0 million. The Company’s gross margin as a percent of net sales was 35.6% for the three months ended May 1, 2004, and 35.0% for the three months ended May 3, 2003, an increase of 60 basis points. Approximately 40 basis points of the increase was due to the impact of Emerging Issues Task Force (EITF) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new standard affects how the Company accounts for vendor advertising support, primarily funding received from vendors for new store openings. Prior to fiscal 2004, vendor support received for new store advertising had been recognized as a reduction of selling, general and administrative (S,G&A) expenses.

Operating Expenses

S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $91.5 million or 19.3% to $565.6 million for the three months ended May 1, 2004, from $474.1 million for the three months ended May 3, 2003. The S,G&A expenses increased to 23.8% of net sales for the three months ended May 1, 2004, from 22.4% of net sales for the three months ended May 3, 2003, an increase of 138 basis points. Store operating expenses increased 17.4%, which is consistent with the Company’s square footage growth. Advertising expenses as a percent of sales increased by 105 basis points, with the change in accounting for vendor support in accordance with EITF No. 02-16 representing approximately 70 basis points of the increase. Expenses as a percent of sales related to distribution center costs declined by 10 basis points, credit costs declined by 8 basis points and other corporate expenses decreased by 13 basis points.

Depreciation and amortization for the three months ended May 1, 2004, was $66.0 million compared to $55.4 million for the three months ended May 3, 2003. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended May 1, 2004, was $17.8 million compared to $15.5 million for the three months ended May 3, 2003. The increase is primarily due to an increase in the number of new stores opened during the quarter and the timing of related expenses. The Company opened 47 new stores during the three months ended May 1, 2004 compared to 35 new stores opened during the three months ended May 3, 2003.

Operating Income

As a result of the above factors, operating income for the three months ended May 1, 2004, was $198.0 million or 8.3% of net sales compared to $196.2 million or 9.3% of net sales for the three months ended May 3, 2003.

Net Interest Expense

Net interest expense for the three months ended May 1, 2004, was $15.0 million compared to $17.8 million for the three months ended May 3, 2003. The decrease is due to the redemption of the Company’s 2.75% Liquid Yield Option Subordinated Notes (LYONs) during the second quarter of 2003.

Net Income

Net income for the three months ended May 1, 2004, was $113.8 million compared to $111.0 million for the three months ended May 3, 2003. Earnings were $0.33 per diluted share for the three months ended May 1, 2004, compared to $0.32 per diluted share for the three months ended May 3, 2003. The application of EITF No. 02-16 reduced net income per share by approximately $0.01 for the three months ended May 1, 2004.

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

Financial Condition and Liquidity

The Company’s primary ongoing cash requirements are for capital expenditures in connection with the expansion and remodeling programs, seasonal and new store inventory purchases, and the growth in proprietary credit card accounts receivable. The Company’s primary sources of funds for its business activities are cash flow from operations, short-term trade credit and its lines of credit.

Operating Activities. Cash flow provided by operations was $17.4 million for the three months ended May 1, 2004 compared to cash used in operating activities of $194.4 million for the three months ended May 3, 2003. The primary source of cash flow was net income of $113.8 million. Merchandise inventory increased $255.2 million for the three months ended May 1, 2004, which was offset by a $213.9 million increase in accounts payable. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by its proprietary accounts receivable and lines of credit available under its revolving credit facilities.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	May 1, 2004	January 31, 2004	May 3, 2003
Working Capital (In Thousands)	$1,954,743	$1,902,482	$1,861,043
Current Ratio	2.6	2.7	2.5
Debt/Capitalization	21.7%	20.6%	28.0%

The Company’s net accounts receivable balance at May 1, 2004 decreased $36.2 million from the January 31, 2004 balance due to the seasonality of the Company’s business. The accounts receivable balance typically peaks during the holiday season and decreases during the first quarter as balances are paid. The May 1, 2004 net accounts receivable balance increased $140.7 million over the May 3, 2003 balance. The increase is primarily due to proprietary credit card sales increasing to $894.4 million or 37.5% of net sales for the three months ended May 1, 2004, from $739.8 million or 34.9% of net sales for the three months ended May 3, 2003, offset by increased payment rates. The following table summarizes information related to the Company’s proprietary credit card receivables:

	May 1, 2004		January 31, 2004		May 3, 2003
	(In Thousands)
Gross accounts receivable	$1,135,400		$1,172,678		$994,232
Allowance for doubtful accounts (a)	$21,472		$22,521		$20,976
Allowance as a % of gross accounts receivable	1.9%		1.9%		2.1%
Accounts receivable turnover (rolling 4 quarters) (b)	3.6	x	3.6	x	3.4	x

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries and other allowances, for the three months ended May 1, 2004, were 1.0% of average gross accounts receivable compared to 1.1% of average gross accounts receivable for the three months ended May 3, 2003.

(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.

The Company’s merchandise inventories increased $51.2 million, an increase of 2.8% from the May 3, 2003 balance and increased $255.2 million, an increase of 15.9% from the January 31, 2004 balance due to normal business seasonality. On an average store basis, the inventory at May 1, 2004, was down approximately 14.0% and the number of units per store declined approximately 11.0% from the May 3, 2003 balance. Accounts payable increased $138.1 million from May 3, 2003, and increased $213.9 million from January 31, 2004. Accounts payable as a percent of inventory at May 1, 2004 is 40.1%, compared to 33.6% last year. The change in the level of accounts payable reflects the benefits of executing the Company’s strategy to flow goods closer to point of sale.

Investing Activities. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights for the three months ended May 1, 2004, were $167.9 million compared to the $122.8 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing and number of new store openings. The Company opened 47 new stores in the first fiscal quarter of 2004 compared to 35 new stores in the first fiscal quarter of 2003.

Total capital expenditures for fiscal 2004 are expected to be approximately $1.0 billion. This estimate includes new store spending as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of opening distribution centers.

Financing Activities. The Company periodically accesses the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has two unsecured revolving bank credit facilities (“revolver”) totaling $665 million. The Company also has a $225 million Receivable Purchase Agreement (RPA) under which the Company periodically sells an undivided interest in its private label credit card receivables. For financial reporting purposes, receivables sold are treated as secured borrowings. At May 1, 2004, accounts receivable of $50 million was sold and $60 million was outstanding under the revolver. At May 3, 2003, no amounts were outstanding under the RPA or the Company’s revolver.

Contractual Obligations

The Company has aggregate contractual obligations of $6,114.2 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
	(In Thousands)
Short and long-term debt	$110,105	$138	$100,416	$368	$329	$895,231	$1,106,587
Capital leases (a)	1,943	2,818	3,089	3,473	4,085	79,428	94,836
Operating leases	218,602	302,606	298,092	287,663	283,735	3,522,079	4,912,777

Total	$330,650	$305,562	$401,597	$291,504	$288,149	$4,496,738	$6,114,200

(a)	Annual commitments on capital leases are net of interest.

The Company has entered into future capital lease commitments for land and buildings that total approximately $9.0 million at May 1, 2004.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $33.7 million, at May 1, 2004. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests. As of May 1, 2004, the Company was in compliance with all financial covenants of the debt agreements.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of May 1, 2004. All purchase obligations are cancelable and therefore are not included in the above table.

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

Vendor Allowances

The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for print advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program. Vendor allowances will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory.

Insurance Reserve Estimates

The Company uses a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which the Company operates could result in a change in the required reserve levels. Under its workers’ compensation and general liability insurance policies, the Company retains the initial risk of $500,000 and $250,000, respectively, per occurrence.

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.8% in 2004 and 2003. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At May 1, 2004, the Company’s fixed rate long-term debt, excluding capital leases, was $996.6 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at May 1, 2004, changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million.

During the first fiscal quarter of 2004, average borrowings under the Company’s variable rate credit facilities, the revolver and the RPA, were $13.8 million. If interest rates on the average fiscal 2004 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $138,000, assuming comparable borrowing levels.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward Looking Statements

Items 2 and 3 of this Form 10-Q contains “forward looking statements,” subject to protections under federal law. The Company intends words such as “believes,” “anticipates,” “plans,” “may,” “will,” “should,” “expects,” and similar expressions to identify forward-looking statements. In addition, statements covering the Company’s future sales or financial performance and the Company’s plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company’s liquidity, planned capital expenditures, future store openings and adequacy of capital resources and reserves. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward looking statements. These risks and uncertainties include but are not limited to those described in Exhibit 99.1 to the Company’s annual report on Form 10-K filed with the SEC on March 19, 2004, which is expressly incorporated herein by reference, and such other factors as may periodically be described in the Company’s filings with the SEC.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended May 1, 2004, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 4. Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Kohl’s Corporation was held on April 28, 2004:

1.	To elect four directors to serve for a three-year term;

2.	To ratify the appointment of Ernst & Young LLP as independent auditors;

3.	To vote on two shareholder proposals; and

4.	To act upon any other business that may properly come before the meeting or any adjournment thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitations. All of management’s nominees for directors as listed in the proxy statement were elected, the appointment of Ernst & Young LLP as independent auditors was ratified, and two shareholder proposals were rejected.

The results of the voting were as follows:

1.	Election of directors:

Wayne Embry

For – 282,176,000 shares

Withheld – 24,697,926 shares

John F. Herma

For – 209,640,747 shares

Withheld –97,233,179 shares

R. Lawrence Montgomery

For - 226,650,806 shares

Withheld – 80,223,120 shares

Frank V. Sica

For – 279,617,970 shares

Withheld –27,255,956 shares

2. Ratification of Ernst & Young LLP as independent auditors:

For – 293,748,579 shares

Against – 11,329,575 shares

Abstain – 1,795,772 shares

3. Shareholder proposal requesting that the Board of Directors’ Compensation Committee utilize performance and time-based restricted share programs in lieu of stock options.

For – 69,479,796 shares

Against – 204,160,920 shares

Abstain – 2,321,679 shares

Broker Non-Votes – 30,911,531 shares

4. Shareholder proposal concerning the amendment of the Company’s By-Laws to require that an independent Director, as defined by the rules of the New York Stock Exchange, be its Chairman of the Board of Directors.

For – 85,545,533 shares

Against –188,227,074 shares

Abstain – 2,189,788 shares

Broker Non-Votes – 30,911,531 shares

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

The Company furnished four reports on Form 8-K in the first fiscal quarter:

(i)	On February 5, 2004, the Company furnished a report dated February 5, 2004, under Item 12, providing a press release announcing its fiscal January 2004, fiscal 2003 fourth quarter and annual sales results; and

(ii)	On February 26, 2004, the Company furnished a report dated February 26, 2004, under Item 12, providing a press release announcing its fiscal 2003 fourth quarter and annual financial results; and

(iii)	On March 4, 2004, the Company furnished a report dated March 4, 2004, under Item 9, providing a press release announcing its fiscal February 2004 sales results; and

(iv)	On April 8, 2004, the Company furnished a report dated April 8, 2004, under Item 9, providing a press release announcing its fiscal March 2004 sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation
(Registrant)

Date: June 4, 2004	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery
Chief Executive Officer and Director

Date: June 4, 2004	/s/ Wesley S. McDonald
Wesley S. McDonald
Chief Financial Officer