Form 10-Q
period 2004-07-31
KOHLS CORPORATION
filed 2004-09-03
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 27, 2004 Common Stock, Par Value $0.01 per Share, 341,682,572 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 31, 2004	January 31, 2004	August 2, 2003
	(Unaudited)	(Audited)	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$105,173	$112,748	$107,978
Short-term investments	164,043	34,285	35,036
Accounts receivable, net	1,093,455	1,150,157	950,142
Merchandise inventories	1,776,212	1,606,990	1,716,763
Deferred income taxes	37,804	49,822	34,146
Other	82,501	70,837	77,347

Total current assets	3,259,188	3,024,839	2,921,412

Property and equipment, net	3,666,871	3,324,243	2,980,460
Favorable lease rights, net	230,533	235,491	186,088
Goodwill	9,338	9,338	9,338
Other assets	106,660	104,539	101,887

Total assets	$7,272,590	$6,698,450	$6,199,185

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$788,707	$532,599	$701,852
Accrued liabilities	443,346	441,902	295,211
Income taxes payable	106,977	135,327	57,542
Current portion of long-term debt and capital leases	2,843	12,529	12,440

Total current liabilities	1,341,873	1,122,357	1,067,045

Long-term debt and capital leases	1,091,421	1,075,973	1,064,174
Deferred income taxes	275,318	236,712	205,257
Other long-term liabilities	75,823	72,069	69,245

Shareholders’ equity:
Common stock	3,411	3,401	3,393
Paid-in capital	1,197,756	1,170,519	1,140,646
Retained earnings	3,286,988	3,017,419	2,649,425

Total shareholders’ equity	4,488,155	4,191,339	3,793,464

Total liabilities and shareholders’ equity	$7,272,590	$6,698,450	$6,199,185

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$2,497,858	$2,208,459	$4,878,031	$4,326,203
Cost of merchandise sold	1,587,809	1,471,656	3,120,545	2,848,135

Gross margin	910,049	736,803	1,757,486	1,478,068

Operating expenses:
Selling, general, and administrative	569,135	473,823	1,134,783	947,948
Depreciation and amortization	70,799	57,009	136,801	112,426
Preopening expenses	4,689	2,492	22,519	17,974

Operating income	265,426	203,479	463,383	399,720

Interest expense, net	14,983	23,208	29,987	40,974

Income before income taxes	250,443	180,271	433,396	358,746
Provision for income taxes	94,668	68,126	163,827	135,588

Net income	$155,775	$112,145	$269,569	$223,158

Net income per share:

Basic
Basic	$0.46	$0.33	$0.79	$0.66
Average number of shares	341,030	338,954	340,732	338,484

Diluted
Diluted	$0.45	$0.33	$0.78	$0.65
Average number of shares	344,195	343,665	343,981	343,139

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 31, 2004	340,141	$3,401	$1,170,519	$3,017,419	$4,191,339

Exercise of stock options	980	10	16,282	—	16,292

Income tax benefit from exercise of stock options	—	—	10,955	—	10,955

Net income	—	—	—	269,569	269,569

Balance at July 31, 2004	341,121	$3,411	$1,197,756	$3,286,988	$4,488,155

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months (26 Weeks) Ended
	July 31, 2004	August 2, 2003
Operating activities

Net income	$269,569	$223,158
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	137,160	119,047
Amortization of debt discount	108	3,468
Deferred income taxes	50,624	55,853
Changes in operating assets and liabilities:
Accounts receivable, net	56,702	40,668
Merchandise inventories	(169,222)	(89,767)
Other current assets	(11,664)	(33,633)
Accounts payable	256,108	51,121
Accrued and other long-term liabilities	5,198	(60,245)
Income taxes	(17,395)	(52,936)

Net cash provided by operating activities	577,188	256,734

Investing activities

Acquisition of property and equipment and favorable lease rights	(443,317)	(334,646)
Net (purchases) sales of short-term investments	(129,758)	440,955
Other	(16,359)	(13,814)

Net cash (used in) provided by investing activities	(589,434)	92,495

Financing activities

Payments of convertible and other long-term debt	(11,559)	(357,868)
Payments of financing fees on debt	(62)	(185)
Proceeds from stock option exercises	16,292	26,717

Net cash provided by (used in) financing activities	4,671	(331,336)

Net (decrease) increase in cash and cash equivalents	(7,575)	17,893
Cash and cash equivalents at beginning of period	112,748	90,085

Cash and cash equivalents at end of period	$105,173	$107,978

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

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for the first or second quarters of fiscal 2004 or 2003 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The FASB is currently reviewing the rules governing stock option accounting and has made a tentative decision to require expense recognition of stock options in the income statement. The FASB intends to develop revised rules that would be effective for fiscal 2005. The Company will adopt any new rules required by the FASB when they are effective.

The following table illustrates the pro forma effect on net income and net income per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(In Thousands, Except per Share Data)
Net income as reported	$155,775	$112,145	$269,569	$223,158
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	6,827	8,849	14,483	18,007

Pro forma net income	$148,948	$103,296	$255,086	$205,151

Net income per share:
Basic-as reported	$0.46	$0.33	$0.79	$0.66
Basic-pro forma	$0.44	$0.30	$0.75	$0.61

Diluted-as reported	$0.45	$0.33	$0.78	$0.65
Diluted-pro forma	$0.43	$0.30	$0.74	$0.60

The Black-Scholes option pricing model was used to estimate the weighted-average fair values of options granted. For the three months ended July 31, 2004 and August 2, 2003, the weighted-average fair values of options granted were $17.66 and $20.50, respectively. The weighted-average fair values of options granted for the six months ended July 31, 2004 and August 3, 2002, were $19.01 and $19.88, respectively. The model uses the following assumptions:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected dividend	0%	0%	0%	0%
Expected option life (years)	6	6	6	6
Expected volatility	33.9%	32.0%	33.9%	32.0%

The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

4. Merchandise Inventories

The Company uses the last–in, first-out (LIFO) method of accounting for merchandise inventories. The Company did not record LIFO expense for the three and six months ended July 31, 2004 and August 2, 2003. The LIFO cost of merchandise was equal to the first-in, first-out (FIFO) cost of merchandise as of July 31, 2004 and January 31, 2004. Inventories would have been $4,980,000 higher at August 2, 2003, if they had been valued using the FIFO method.

5. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

6. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(In Thousands)
Numerator for dilutive earnings per share	$155,775	$112,145	$269,569	$223,158

Denominator for basic earnings per share – weighted average shares	341,030	338,954	340,732	338,484

Impact of dilutive employee stock options (a)	3,165	4,711	3,249	4,655

Denominator for dilutive earnings per share	344,195	343,665	343,981	343,139

(a)	For the three months ended July 31, 2004 and August 2, 2003, 8,016,431 and 4,863,477 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive. For the six months ended July 31, 2004 and August 2, 2003, 7,906,231 and 4,923,627 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company continues to be focused on four major initiatives: inventory management, the customer shopping experience, merchandise content, and marketing differentiation.

The Company has appropriately reduced inventory levels. At the end of the second quarter, inventory levels on an average per store basis were down approximately 14% in dollars from last year. The reductions were primarily made in seasonal merchandise classifications. Additionally, the clearance unit inventory per store was down approximately 50% to last year. The Company remains committed to being in-stock on basics and key item programs. Less inventory is being brought in at the beginning of the season in order for the Company to flow goods in throughout the season based on rate of sale, which has led to less clearance inventory and improved gross margins.

In addition to reducing the overall inventory level in 2004, reductions have been made in the number of in-aisle programs at the entrance and throughout the store. Standards have been reinforced to ensure uniform spacing between fixtures and standardization of number of items per fixture. Changes were also made to in-store merchandise presentation including changes in space allocation, adjacencies and graphic presentation.

In the spring season, new brands were introduced in womens, childrens and home and successful existing brands have been extended into other areas of the store. Bongo in juniors and Evergirl targeted to the “tween” customer were introduced during the second quarter. The Company will also continue to focus on newness in merchandise content by continuing to add new brands during the second half of the year to increase market share. In September, the Company will introduce a new private label brand in mens and womens called apt. 9. By mid-September, Daisy Fuentes career and activewear will be rolled out to all stores and the Nine & Co. and Axcess lines will be expanded. During October, the Company will enter a new merchandise category with the introduction of the beauty business, developed in partnership with the Estee Lauder companies. The beauty business will initially consist of three new exclusive brands: American Beauty, Flirt! and Good Skin.

Management believes that differentiation in marketing will help the Company achieve its goal of returning to positive comparable store sales increases. The Company continued to test different marketing initiatives during the second quarter. The Company created some new events and added newness to existing events in order to attract more customer traffic. The mix of print, broadcast (both in TV and radio) and direct mail continues to be adjusted to find the most effective medium for each type of event. The Company will continue to test new events and make adjustments to existing events throughout the coming year.

The Company’s earnings for the second quarter of 2004 were at the high end of its guidance entering the quarter. Although the Company was disappointed with its comparable store sales performance, this was offset by better than expected gross margin and continued expense control.

Results	of Operations

Expansion	Update

At July 31, 2004, the Company operated 589 stores compared with 492 stores at the same time last year. Total square feet of selling space increased 21.3% from 37.3 million at August 2, 2003 to 45.3 million at July 31, 2004. During the first half of the year, the Company opened 47 stores, significantly increasing its presence in the Southwest region. In March, the Company opened 21 stores including entering into the Sacramento, CA market with seven stores; the Memphis, TN market with three stores; and the Bakersfield, CA market with two stores. In April, the Company opened 26 stores including entering into the San Diego, CA market with five stores; and the Fresno, CA market with three stores. In addition, the Company added eight stores in the Northeast region, seven stores in the Southwest region, four stores in the Midwest region, four stores in the Southeast region, two stores in the Mid-Atlantic region and two stores in the South Central region.

Kohl’s plans to open another 48 stores in the third quarter of fiscal 2004, seven in August and 41 in October. The Company plans to enter the San Francisco, CA market with 11 stores; the Salt Lake City, UT market with five stores; the Rochester, NY market with three stores; the Portland, ME market with two stores; the Reno, NV market with two stores and the Montgomery, AL market with one store. In addition, the Company will add nine stores in the Midwest region, six stores in the Northeast region, five stores in the Southwest region, three stores in the South Central region and one store in the Southeast region. In total, the Company plans to open 95 stores in fiscal 2004.

In fiscal 2005, the Company plans to open another 95 stores.

Net Sales

Net sales increased $289.4 million or 13.1% to $2,497.9 million for the three months ended July 31, 2004, from $2,208.5 million for the three months ended August 2, 2003. Net sales increased $313.5 million due to the opening of 47 new stores in the first quarter of 2004 and to the inclusion of 85 new stores opened in fiscal 2003. The offsetting $24.1 million decrease is attributable to a decline in comparable store sales of 1.1%. Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. The number of transactions in comparable stores decreased 1.0% while the average transaction value declined 0.1%. The Accessories business led the Company for the quarter, while the Children’s business was the most difficult. The Northeast region had the strongest comparable store sales performance, while the Midwest region was difficult.

Net sales increased $551.8 million or 12.8% to $4,878.0 million for the six months ended July 31, 2004, from $4,326.2 million for the six months ended August 2, 2003. Net sales increased $573.2 million due to the opening of 47 new stores in 2004 and to the inclusion of 85 new stores opened in fiscal 2003. The offsetting $21.4 million decrease is attributable to a decline in comparable store sales of 0.5%. The number of transactions in comparable stores was flat while the average transaction value declined 0.5%. The Accessories business led the Company for the first six months, while the Shoes business was the most difficult. The Northeast region had the strongest comparable store sales performance, while the Midwest region was difficult.

Gross Margin

Gross margin increased $173.2 million to $910.0 million for the three months ended July 31, 2004, from $736.8 million for the three months ended August 2, 2003. Gross margin increased $107.6 million due to the opening of 47 new stores in the first quarter of 2003 and to the inclusion of 85 new stores opened in fiscal 2003. Comparable store gross margin increased $65.6 million. The Company’s gross margin as a percent of net sales was 36.4% for the three months ended July 31, 2004, and 33.4% for the three months ended August 2, 2003, an increase of 307 basis points. In the second quarter of fiscal 2003, the Company sold a significant amount of clearance inventory resulting in a decline in gross margin of approximately 240 basis points. In January 2003, the Emerging Issues Task Force issued (EITF) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new standard affects how the Company accounts for vendor advertising support, primarily funding received from vendors for new store openings. The application of the new rule during the second quarter of fiscal 2004 increased gross margin by approximately 50 basis points. Prior to fiscal 2004, vendor support received for new store advertising had been recognized as a reduction of selling, general and administrative (S,G&A) expenses.

Gross margin increased $279.4 million to $1,757.5 million for the six months ended July 31, 2004, from $1,478.1 million for the six months ended August 2, 2003. Gross margin increased $206.7 million due to the opening of 47 new stores in 2004 and to the inclusion of 85 new stores opened in fiscal 2003. Comparable store gross margin increased $72.7 million. The Company’s gross margin as a percent of net sales was 36.0% for the six months ended July 31, 2004, and 34.2% for the six months ended August 2, 2003, an increase of 186 basis points. Approximately 40 basis points of the increase was due to the impact of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Operating Expenses

S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $95.3 million or 20.1% to $569.1 million for the three months ended July 31, 2004, from $473.8 million for the three months ended August 2, 2003. The S,G&A expenses increased to 22.8% of net sales for the three months ended July 31, 2004, from 21.5% of net sales for the three months ended August 2, 2003, an increase of 133 basis points. Store operating expenses increased 20.6%, which is consistent with the Company’s square footage growth. Advertising expenses as a percent of sales increased by 57 basis points, with the change in accounting for vendor support in accordance with EITF No. 02-16 representing approximately 50 basis points of the increase. Expenses as a percent of sales related to distribution center costs declined by 13 basis points, credit costs declined by 10 basis points and other corporate expenses increased by 5 basis points.

S,G&A expenses increased $186.9 million or 19.7% to $1,134.8 million for the six months ended July 31, 2004, from $947.9 million for the six months ended August 2, 2003. The S,G&A expenses increased to 23.3% of net sales for the six months ended July 31, 2004, from 21.9% of net sales for the six months ended August 2, 2003, an increase of 135 basis points. Store operating expenses increased 19.1%, which is consistent with the Company’s square footage growth. Advertising expenses as a percent of sales increased by 80 basis points, with the change in accounting for vendor support in accordance with EITF No. 02-16 representing approximately 60 basis points of the increase. Expenses as a percent of sales related to distribution center costs declined by 11 basis points, credit costs declined by 9 basis points and other corporate expenses decreased by 4 basis points.

Depreciation and amortization for the three months ended July 31, 2004, was $70.8 million compared to $57.0 million for the three months ended August 2, 2003. Depreciation and amortization for the six months ended July 31, 2004, was $136.8 million compared to $112.4 million for the six months ended August 2, 2003. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended July 31, 2004, was $4.7 million compared to $2.5 million for the three months ended August 2, 2003. The increase is primarily due to the opening of seven stores in August 2004 compared to two stores in August 2003. Preopening expense for the six months ended July 31, 2004, was $22.5 million compared to $18.0 million for the six months ended August 2, 2003. The increase is primarily due to an increase in the number of new stores opened during the first six months of the year and the timing of related expenses. The Company opened 47 new stores during the six months ended July 31, 2004 compared to 35 new stores opened during the six months ended August 2, 2003.

Operating Income

As a result of the above factors, operating income for the three months ended July 31, 2004, was $265.4 million or 10.6% of net sales compared to $203.5 million or 9.2% of net sales for the three months ended August 2, 2003, an increase of 30.4% from last year. Operating income for the six months ended July 31, 2004, was $463.4 million or 9.5% of net sales compared to $399.7 million or 9.2% of net sales for the six months ended August 2, 2003, an increase of 15.9% from last year.

Net Interest Expense

Net interest expense for the three months ended July 31, 2004, was $15.0 million compared to $23.2 million for the three months ended August 2, 2003. Net interest expense for the six months ended July 31, 2004, was $30.0 million compared to $41.0 million for the six months ended August 2, 2003. The decrease is due to the redemption of the Company’s 2.75% Liquid Yield Option Subordinated Notes (LYONs) and the related write-off of the $6.1 million of the deferred financing fees during the second quarter of 2003.

Net Income

Net income for the three months ended July 31, 2004, was $155.8 million compared to $112.1 million for the three months ended August 2, 2003, an increase of 39.0% from last year. Earnings were $0.45 per diluted share for the three months ended July 31, 2004, compared to $0.33 per diluted share for the three months ended August 2, 2003. The application of EITF No. 02-16 did not impact the net income per share for the quarter ended July 31, 2004. Net income for the six months ended July 31, 2004, was $269.6 million compared to $223.2 million for the six months ended August 2, 2003, an increase of 20.8% from last year. Earnings were $0.78 per diluted share for the six months ended July 31, 2004, compared to $0.65 per diluted share for the six months ended August 2, 2003. The application of EITF No. 02-16 reduced net income per share by approximately $0.02 for the six months ended July 31, 2004.

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

Operating Activities. Cash flow provided by operations was $577.2 million for the six months ended July 31, 2004 compared to $256.7 million for the six months ended August 2, 2003. The primary source of cash flow for the six months ended July 31, 2004, was net income of $269.6 million. Merchandise inventory increased $169.2 million for the three months ended July 31, 2004, which was offset by a $256.1 million increase in accounts payable. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by its proprietary accounts receivable and lines of credit available under its revolving credit facilities.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	July 31, 2004	January 31, 2004	August 2, 2003
Working Capital (In Thousands)	$1,917,315	$1,902,482	$1,854,367
Current Ratio	2.4	2.7	2.7
Debt/Capitalization	19.6%	20.6%	22.1%

The Company’s net accounts receivable balance at July 31, 2004 decreased $56.7 million from the January 31, 2004 balance due to the seasonality of the Company’s business. The accounts receivable balance typically peaks during the holiday season and decreases during the first and second quarter as balances are paid. The July 31, 2004 net accounts receivable balance increased $143.3 million over the August 2, 2003 balance. The increase is primarily due to a 21.4% increase in proprietary credit card sales, offset by increased payment rates. Write-offs decreased to 1.2% of Kohls charge sales this year compared to 1.4% last year. As a result, the allowance for doubtful accounts was reduced to 2.0% of gross accounts receivable at July 31, 2004 from 2.2% at August 2, 2003. The following table summarizes information related to the Company’s proprietary credit card receivables:

	July 31, 2004	January 31, 2004	August 2, 2003
	(In Thousands)
Gross accounts receivable	$1,115,845	$1,172,678	$971,853

Allowance for doubtful accounts (a)	$22,390	$22,521	$21,711

Allowance as a % of gross accounts receivable	2.0%	1.9%	2.2%

Accounts receivable turnover (rolling 4 quarters) (b)	3.6x	3.6x	3.5x

Proprietary credit card share (c)	37.4%	36.0%	34.8%

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries, for the six months ended July 31, 2004 were 1.9% of gross accounts receivable compared to 2.2% of gross accounts receivable for the six months ended August 3, 2002.
(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.
(c)	Proprietary credit card share is calculated for the six months ended as of July 31, 2004 and August 2, 2003 and the twelve months ended as of January 31, 2004.

The Company’s merchandise inventories increased $59.4 million, or 3.5% from the August 2, 2003 balance and increased $169.2 million, or 10.5% from the January 31, 2004 balance due to normal business seasonality. On an average store basis, the inventory at July 31, 2004 declined approximately 14%. Accounts payable increased $86.9 million from August 2, 2003, and increased $256.1 million from January 31, 2004. Accounts payable as a percent of inventory at July 31, 2004 was 44.4%, compared to 40.9% last year. The change in the level of accounts payable reflects the benefits of executing the Company’s strategy to flow goods closer to point of sale.

Investing Activities. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights for the six months ended July 31, 2004, were $443.3 million compared to the $334.6 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing and number of new store openings. The Company opened 47 new stores in the first half of fiscal 2004 compared to 35 new stores in the first half of fiscal 2003.

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

Financing Activities. The Company periodically accesses the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has two unsecured revolving bank credit facilities (“revolver”) totaling $665 million. The Company also has a $225 million Receivable Purchase Agreement (RPA) under which the Company periodically sells an undivided interest in its private label credit card receivables. For financial reporting purposes, receivables sold are treated as secured borrowings. At July 31, 2004 and at August 2, 2003, no amounts were outstanding under the RPA or the Company’s revolver.

Contractual Obligations

The Company has aggregate contractual obligations of $6,079.2 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
	(In Thousands)
Short and long-term debt	$72	$138	$100,416	$369	$329	$895,285	$996,609
Capital leases (a)	1,294	2,888	3,165	3,554	4,172	82,582	97,655
Operating leases	149,203	307,058	305,320	293,813	288,581	3,641,001	4,984,976

Total	$150,569	$310,084	$408,901	$297,736	$293,082	$4,618,868	$6,079,240

(a)	Annual commitments on capital leases are net of interest.

The Company has entered into future capital lease commitments for land and buildings that total approximately $17.5 million at July 31, 2004.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $87.8 million, at July 31, 2004. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests. As of July 31, 2004, the Company was in compliance with all financial covenants of the debt agreements.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of July 31, 2004. All purchase obligations are cancelable and therefore are not included in the above table.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts as an estimate of the accounts receivable balance that may not be collected. The Company evaluates the collectibility of accounts receivable based on the aging of accounts, historical write-off experience and specific review for potential bad debts. Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. For all other accounts, the Company recognizes reserves for bad debts based on the length of time the accounts are past due and the anticipated future write-offs based on historical experience.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At July 31, 2004, the Company’s fixed rate long-term debt, excluding capital leases, was $996.6 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at July 31, 2004, changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million.

During the first six months of 2004, average borrowings under the Company’s variable rate credit facilities, the revolver and the RPA, were $19.1 million. If interest rates on the average fiscal 2004 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $191,000, assuming comparable borrowing levels.

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

During the six months ended July 31, 2004, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)		Exhibits

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b	)	Reports on Form 8-K

The Company furnished four reports on Form 8-K in the second fiscal quarter:

		(i)	On May 6, 2004, the Company furnished a report dated May 6, 2004, under Item 12, providing a press release announcing its fiscal April 2004 sales results; and

		(ii)	On May 13, 2004, the Company furnished a report dated May 13, 2004, under Item 12, providing a press release announcing its fiscal 2004 first quarter financial results; and

		(iii)	On June 3, 2004, the Company furnished a report dated June 3, 2004, under Item 9, providing a press release announcing its fiscal May 2004 sales results.

		(iv)	On July 8, 2004, the Company furnished a report dated July 8, 2004, under Item 9, providing a press release announcing its fiscal June 2004 sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 3, 2004	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: September 3, 2004	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer