Form 10-Q
period 2004-10-30
KOHLS CORPORATION
filed 2004-12-03
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2004 Common Stock, Par Value $0.01 per Share, 343,090,820 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	October 30, 2004	January 31, 2004	November 1, 2003
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,720	$112,748	$108,532
Short-term investments	—	34,285	—
Accounts receivable, net	1,284,734	1,150,157	1,048,711
Merchandise inventories	2,640,348	1,606,990	2,424,802
Deferred income taxes	40,953	49,822	39,307
Other	77,919	70,837	85,454

Total current assets	4,155,674	3,024,839	3,706,806

Property and equipment, net	3,844,858	3,324,243	3,137,052
Favorable lease rights, net	228,030	235,491	183,809
Goodwill	9,338	9,338	9,338
Other assets	106,774	104,539	103,480

Total assets	$8,344,674	$6,698,450	$7,140,485

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,346,486	$532,599	$1,118,091
Accrued liabilities	447,422	441,902	316,285
Income taxes payable	9,507	135,327	63,016
Short-term debt	354,000	—	313,000
Current portion of long-term debt and capital leases	3,380	12,529	12,611

Total current liabilities	2,160,795	1,122,357	1,823,003

Long-term debt and capital leases	1,104,283	1,075,973	1,079,637
Deferred income taxes	318,461	236,712	228,418
Other long-term liabilities	77,714	72,069	71,161

Shareholders’ equity:
Common stock	3,430	3,401	3,399
Paid-in capital	1,249,227	1,170,519	1,164,272
Retained earnings	3,430,764	3,017,419	2,770,595

Total shareholders’ equity	4,683,421	4,191,339	3,938,266

Total liabilities and shareholders’ equity	$8,344,674	$6,698,450	$7,140,485

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$2,743,882	$2,393,950	$7,621,913	$6,720,153
Cost of merchandise sold	1,758,331	1,578,608	4,878,876	4,426,743

Gross margin	985,551	815,342	2,743,037	2,293,410

Operating expenses:
Selling, general, and administrative	646,470	523,962	1,781,253	1,471,910
Depreciation and amortization	71,544	59,916	208,345	172,342
Preopening expenses	21,315	20,901	43,834	38,875

Operating income	246,222	210,563	709,605	610,283

Interest expense, net	15,071	15,755	45,058	56,729

Income before income taxes	231,151	194,808	664,547	553,554
Provision for income taxes	87,375	73,638	251,202	209,226

Net income	$143,776	$121,170	$413,345	$344,328

Net income per share:

Basic
Basic	$0.42	$0.36	$1.21	$1.02
Average number of shares	342,312	339,751	341,258	338,920

Diluted
Diluted	$0.42	$0.35	$1.20	$1.00
Average number of shares	344,896	344,447	343,738	343,406

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL'S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 31, 2004	340,141	$3,401	$1,170,519	$3,017,419	$4,191,339
Exercise of stock options	2,878	29	41,995	—	42,024
Income tax benefit from exercise of stock options	—	—	36,713	—	36,713
Net income	—	—	—	413,345	413,345

Balance at October 30, 2004	343,019	$3,430	$1,249,227	$3,430,764	$4,683,421

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months (39 Weeks) Ended
	October 30, 2004	November 1, 2003
Operating activities

Net income	$413,345	$344,328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	208,883	179,175
Amortization of debt discount	161	3,521
Deferred income taxes	90,618	73,853
Changes in operating assets and liabilities:
Accounts receivable, net	(134,577)	(57,901)
Merchandise inventories	(1,033,358)	(797,806)
Other current assets	(7,082)	(41,740)
Accounts payable	813,887	467,360
Accrued and other long-term liabilities	11,165	(37,255)
Income taxes	(89,107)	(38,774)

Net cash provided by operating activities	273,935	94,761

Investing activities

Acquisition of property and equipment and favorable lease rights	(669,266)	(530,197)
Net sales of short-term investments	34,285	475,991
Other	(23,533)	(18,032)

Net cash used in investing activities	(658,514)	(72,238)

Financing activities

Net borrowings under credit facilities	354,000	313,000
Payments of convertible and other long-term debt	(12,400)	(358,552)
Payments of financing fees on debt	(73)	(185)
Proceeds from stock option exercises	42,024	41,661

Net cash provided by (used in) financing activities	383,551	(4,076)

Net (decrease) increase in cash and cash equivalents	(1,028)	18,447
Cash and cash equivalents at beginning of period	112,748	90,085

Cash and cash equivalents at end of period	$111,720	$108,532

Supplemental Information:
Interest paid, net of capitalized interest	$46,096	$51,553
Income taxes paid	$249,689	$174,205

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

3. Stock Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans and presents proforma information as if it had used the fair value method of SFAS 123. No stock-based employee compensation expense is reflected in net income for the first, second or third quarters of fiscal 2004 or 2003 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The FASB is currently reviewing the rules governing stock option accounting and has made a decision to require expense recognition of stock options in the income statement in the future. The FASB intends to publish final rules that would be effective for interim periods beginning after June 15, 2005. The Company will adopt any new rules required by the FASB on or before the date such rules become effective.

The following table illustrates the pro forma effect on net income and net income per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(In Thousands, Except per Share Data)
Net income as reported	$143,776	$121,170	$413,345	$344,328
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	6,342	7,990	20,675	25,926

Pro forma net income	$137,434	$113,180	$392,670	$318,402

Net income per share:
Basic-as reported	$0.42	$0.36	$1.21	$1.02
Basic-pro forma	$0.40	$0.33	$1.15	$0.94

Diluted-as reported	$0.42	$0.35	$1.20	$1.00
Diluted-pro forma	$0.40	$0.33	$1.14	$0.93

The Black-Scholes option pricing model was used to estimate the weighted-average fair values of options granted. For the three months ended October 30, 2004 and November 1, 2003, the weighted-average fair values of options granted were $20.12 and $23.69, respectively. The weighted-average fair values of options granted for the nine months ended October 30, 2004 and November 1, 2003, were $19.17 and $20.22, respectively. The model uses the following assumptions:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Risk-free interest rate	3.5%	3.5%	3.5%	3.5%
Expected dividend	0%	0%	0%	0%
Expected option life (years)	6.5	6.5	6.2	6.1
Expected volatility	33.9%	32.0%	33.9%	32.0%

The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

4. Merchandise Inventories

The Company uses the last–in, first-out (LIFO) method of accounting for merchandise inventories. The Company did not record LIFO expense for the three and nine months ended October 30, 2004 and November 1, 2003. The LIFO cost of merchandise was equal to the first-in, first-out (FIFO) cost of merchandise as of October 30, 2004 and January 31, 2004. Inventories would have been $5.0 million higher at November 1, 2003, if they had been valued using the FIFO method.

5. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

6. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(In Thousands)
Numerator for diluted earnings per share	$143,776	$121,170	$413,345	$344,328

Denominator for basic earnings per share – weighted average shares	342,312	339,751	341,258	338,920

Impact of diluted employee stock options (a)	2,584	4,696	2,480	4,486

Denominator for diluted earnings per share	344,896	344,447	343,738	343,406

(a)	For the three months ended October 30, 2004 and November 1, 2003, 7,455,430 and 4,387,407 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive. For the nine months ended October 30, 2004 and November 1, 2003, 7,650,280 and 4,775,255 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company continues to be focused on four major initiatives: inventory management, the customer shopping experience, merchandise content, and marketing differentiation.

The Company has appropriately reduced inventory levels. At the end of the third quarter, average inventory dollars per store were down approximately 7% from last year. The clearance unit inventory per store was down approximately 30% from last year. While reducing overall inventory levels, the Company remains committed to being in-stock on basics and key item programs. The Company continues to flow goods based on rate of sale, which has led to less clearance inventory and improved gross margins.

In addition to reducing the overall inventory level in 2004, reductions have been made in the number of in-aisle programs at the entrance and throughout the store. Standards have been reinforced to ensure uniform spacing between fixtures and standardization of the number of items per fixture. Changes were also made to in-store merchandise presentation including changes in space allocation, adjacencies and graphic presentation.

The Company also continued to focus on newness in merchandise content by adding new brands during the second half of the year. In September, the Company introduced a new private label brand in mens and womens called apt. 9. During mid-September, Daisy Fuentes career and activewear were rolled out to all stores and the Nine & Co. and Axcess lines were expanded. In October, the Company entered a new merchandise category with the introduction of the beauty business, developed in partnership with the Estee Lauder companies. The beauty business consists of three new exclusive brands: American Beauty, Flirt! and Good Skin and was introduced in 288 stores, primarily in the Northeast, Southcentral and West regions, and will be rolled out to the remaining store base in 2005.

Management believes that differentiation in marketing will help the Company achieve its goal of returning to positive comparable store sales increases. The Company continued to test different marketing initiatives during the third quarter. The Company created some new events and added newness to existing events in order to attract more customer traffic. The Company also added incremental TV advertising to promote the new brands introduced during the third quarter. The mix of print, broadcast (both in TV and radio) and direct mail continues to be adjusted to find the most effective medium for each type of event.

The Company is well positioned for the holiday season in terms of content and level of inventory, in-store shopping environment and the advertising and marketing calendar.

Results	of Operations

Expansion	Update

At October 30, 2004, the Company operated 637 stores compared with 542 stores at the same time last year. Total square feet of selling space increased 18.7% from 41.4 million at November 1, 2003 to 49.2 million at October 30, 2004. The Company successfully opened 48 new stores during the quarter. The Company entered the San Francisco, CA market with 11 stores; the Salt Lake City, UT market with five stores; the Rochester, NY market with three stores; the Portland, ME market with two stores; the Reno, NV market with two stores and the Montgomery, AL market with one store. In addition, the Company added nine stores in the Midwest region, six stores in the Northeast region, five stores in the Southwest region, three stores in the South Central region and one store in the Southeast region. The Company opened a total of 95 new stores in fiscal 2004.

The Company plans to open approximately 95 stores in fiscal 2005, which will result in square footage growth of approximately 15%. The Company will open approximately 33 stores during the first quarter. The Company expects to open the balance of the 95 stores in the third quarter of fiscal 2005 with plans to enter the state of Florida with stores in Orlando and Jacksonville.

Net Sales

Net sales increased $349.9 million or 14.6% to $2,743.9 million for the three months ended October 30, 2004, from $2,394.0 million for the three months ended November 1, 2003. Net sales increased $323.4 million due to the opening of 95 new stores in fiscal 2004 and the inclusion of 50 new stores opened during the third quarter of fiscal 2003. The remaining $26.5 million increase is attributable to an increase in comparable store sales of 1.2%. Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. The Accessories business led the Company in comparable store sales for the quarter, while the Children’s business was the most difficult. The Northeast region had the strongest comparable store sales performance, while the Midwest region was the most difficult due to the maturity of the store base.

Net sales increased $901.7 million or 13.4% to $7,621.9 million for the nine months ended October 30, 2004, from $6,720.2 million for the nine months ended November 1, 2003. Net sales increased $904.8 million due to the opening of 95 new stores in fiscal 2004 and to the inclusion of 85 new stores opened in fiscal 2003. The offsetting $3.1 million decrease is attributable to comparable store sales. The Accessories business led the Company in comparable store sales for the first nine months, while the Children’s business was the most difficult. The Northeast region had the strongest comparable store sales performance, while the Midwest region was the most difficult.

Gross Margin

Gross margin increased $170.3 million to $985.6 million for the three months ended October 30, 2004, from $815.3 million for the three months ended November 1, 2003. Gross margin increased $105.1 million due to the opening of 95 new stores in fiscal 2004 and to the inclusion of 50 new stores opened in the third quarter of fiscal 2003. Comparable store gross margin increased $65.2 million. The Company’s gross margin as a percent of net sales was 35.9% for the three months ended October 30, 2004, and 34.1% for the three months ended November 1, 2003, an increase of 186 basis points. In the third quarter of fiscal 2003, the Company sold a significant amount of clearance inventory resulting in a decline in gross margin of approximately 67 basis points. In January 2003, the Emerging Issues Task Force issued (EITF) No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The new standard affects how the Company accounts for vendor advertising support, primarily funding received from vendors for new store openings. The application of the new rule during the third quarter of fiscal 2004 increased gross margin by approximately 60 basis points. Prior to fiscal 2004, vendor support received for new store advertising had been recognized as a reduction of selling, general and administrative (S,G&A) expenses.

Gross margin increased $449.6 million to $2,743.0 million for the nine months ended October 30, 2004, from $2,293.4 million for the nine months ended November 1, 2003. Gross margin increased $324.0 million due to the opening of 95 new stores in 2004 and to the inclusion of a full year of operating results for the 85 new stores opened in fiscal 2003. Comparable store gross margin increased $125.6 million. The Company’s gross margin as a percent of net sales was 36.0% for the nine months ended October 30, 2004, and 34.1% for the nine months ended November 1, 2003, an increase of 186 basis points. Approximately 50 basis points of the increase was due to the impact of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Operating Expenses

S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $122.5 million or 23.4% to $646.5 million for the three months ended October 30, 2004, from $524.0 million for the three months ended November 1, 2003. The S,G&A expenses increased to 23.6% of net sales for the three months ended October 30, 2004, from 21.9% of net sales for the three months ended November 1, 2003, an increase of 167 basis points. Store operating expenses increased 18.6%, which is consistent with the Company’s square footage growth. Advertising expenses as a percent of sales increased by 141 basis points, with the change in accounting for vendor support in accordance with EITF No. 02-16 representing approximately 80 basis points of the increase. Expenses as a percent of sales related to distribution center costs declined by 14 basis points, credit costs declined by 11 basis points and other corporate expenses increased by 1 basis point.

S,G&A expenses increased $309.4 million or 21.0% to $1,781.3 million for the nine months ended October 30, 2004, from $1,471.9 million for the nine months ended November 1, 2003. The S,G&A expenses increased to 23.4% of net sales for the nine months ended October 30, 2004, from 21.9% of net sales for the nine months ended November 1, 2003, an increase of 147 basis points. Store operating expenses increased 18.9%, which is consistent with the Company’s square footage growth. Advertising expenses as a percent of sales increased by 102 basis points, with the change in accounting for vendor support in accordance with EITF No. 02-16 representing approximately 70 basis points of the increase. Expenses as a percent of sales related to distribution center costs declined by 12 basis points, credit costs declined by 10 basis points and other corporate expenses declined by 2 basis points.

Depreciation and amortization for the three months ended October 30, 2004, was $71.5 million compared to $59.9 million for the three months ended November 1, 2003. Depreciation and amortization for the nine months ended October 30, 2004, was $208.3 million compared to $172.3 million for the nine months ended November 1, 2003. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended October 30, 2004, was $21.3 million compared to $20.9 million for the three months ended November 1, 2003. Preopening expense for the nine months ended October 30, 2004, was $43.8 million compared to $38.9 million for the nine months ended November 1, 2003. The increase is primarily due to an increase in the number of new stores opened during the year and the timing of related expenses. The Company opened 95 new stores during the nine months ended October 30, 2004 compared to 85 new stores opened during the nine months ended November 1, 2003.

Operating Income

As a result of the above factors, operating income for the three months ended October 30, 2004, was $246.2 million or 9.0% of net sales compared to $210.6 million or 8.8% of net sales for the three months ended November 1, 2003, an increase of 16.9% from last year. Operating income for the nine months ended October 30, 2004, was $709.6 million or 9.3% of net sales compared to $610.3 million or 9.1% of net sales for the nine months ended November 1, 2003, an increase of 16.3% from last year.

Net Interest Expense

Net interest expense for the three months ended October 30, 2004, was $15.1 million compared to $15.8 million for the three months ended November 1, 2003. Net interest expense for the nine months ended October 30, 2004, was $45.1 million compared to $56.7 million for the nine months ended November 1, 2003. The decrease is due to the redemption of the Company’s 2.75% Liquid Yield Option Subordinated Notes (LYONs) and the related write-off of $6.1 million of the deferred financing fees during the second quarter of fiscal 2003.

Net Income

Net income for the three months ended October 30, 2004, was $143.8 million compared to $121.2 million for the three months ended November 1, 2003, an increase of 18.7% from last year. Earnings were $0.42 per diluted share for the three months ended October 30, 2004, compared to $0.35 per diluted share for the three months ended November 1, 2003. The application of EITF No. 02-16 reduced net income per diluted share by approximately $0.01 for the quarter ended October 30, 2004. Net income for the nine months ended October 30, 2004, was $413.3 million compared to $344.3 million for the nine months ended November 1, 2003, an increase of 20.0% from last year. Earnings were $1.20 per diluted share for the nine months ended October 30, 2004, compared to $1.00 per diluted share for the nine months ended November 1, 2003. The application of EITF No. 02-16 reduced net income per diluted share by approximately $0.03 for the nine months ended October 30, 2004.

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

Operating Activities. Cash flow provided by operations was $273.9 million for the nine months ended October 30, 2004 compared to $94.8 million for the nine months ended November 1, 2003. The primary source of cash flow for the nine months ended October 30, 2004, was net income of $413.3 million. Merchandise inventory increased $1,033.4 million for the nine months ended October 30, 2004, which was largely offset by a $813.9 million increase in accounts payable. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by its proprietary accounts receivable and lines of credit available under its revolving credit facilities.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	October 30, 2004	January 31, 2004	November 1, 2003
Working Capital (In Thousands)	$1,994,879	$1,902,482	$1,883,803
Current Ratio	1.9	2.7	2.0
Debt/Capitalization	23.8%	20.6%	26.3%

The Company’s net accounts receivable balance at October 30, 2004 increased $134.6 million from the January 31, 2004 balance due to the seasonality of the Company’s business. The accounts receivable balance typically peaks during the holiday season. The October 30, 2004 net accounts receivable balance increased $236.0 million over the November 1, 2003 balance. The increase is primarily due to a 23.0% increase in proprietary credit card sales, offset by increased payment rates. Write-offs decreased to 1.1% of Kohls charge sales this year compared to 1.3% last year. As a result, the allowance for doubtful accounts was reduced to 1.8% of gross accounts receivable at October 30, 2004 from 2.1% at November 1, 2003. The following table summarizes information related to the Company’s proprietary credit card receivables:

	October 30, 2004	January 31, 2004	November 1, 2003
	(In Thousands)
Gross accounts receivable	$1,308,871	$1,172,678	$1,070,784
Allowance for doubtful accounts (a)	$24,137	$22,521	$22,073
Allowance as a % of gross accounts receivable	1.8%	1.9%	2.1%
Accounts receivable turnover (rolling 4 quarters) (b)	3.7x	3.6x	3.5x
Proprietary credit card share (c)	39.2%	36.0%	36.2%

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries, for the nine months ended October 30, 2004 were 2.7% of gross accounts receivable compared to 3.3% of gross accounts receivable for the nine months ended November 1, 2003.
(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.
(c)	Proprietary credit card share is calculated for the nine months ended as of October 30, 2004 and November 1, 2003 and the twelve months ended as of January 31, 2004.

The Company’s merchandise inventories increased $215.5 million, or 8.9% from the November 1, 2003 balance due to the increase in the number of stores. On an average store basis, the inventory at October 30, 2004 decreased 7.4% from the November 1, 2003 balance. The Company’s merchandise inventories increased $1,033.4 million, or 64.3% from the January 31, 2004 balance due to normal business seasonality. Accounts payable increased $228.4 million from November 1, 2003, and increased $813.9 million from January 31, 2004. Accounts payable as a percent of inventory at October 30, 2004 was 51.0%, compared to 46.1% last year. The change in the level of accounts payable reflects the benefits of executing the Company’s strategy to flow goods closer to point of sale.

Investing Activities. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights for the nine months ended October 30, 2004, were $669.3 million compared to the $530.2 million for the same period a year ago. The increase in expenditures is primarily attributable to the timing and number of new store openings. The Company opened 95 new stores during fiscal 2004 compared to 85 new stores during fiscal 2003.

Total capital expenditures for fiscal 2004 are expected to be approximately $950 million. This estimate includes new store spending as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of opening distribution centers.

Financing Activities. The Company periodically accesses the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has two unsecured revolving bank credit facilities (“revolver”) totaling $665 million. The Company also has a $225 million Receivable Purchase Agreement (RPA) under which the Company periodically sells an undivided interest in its private label credit card receivables. For financial reporting purposes, receivables sold are treated as secured borrowings. At October 30, 2004, accounts receivable of $225.0 million was sold and $129.0 million was outstanding under the revolving credit facilities. At November 1, 2003, accounts receivable of $225.0 million was sold and $88.0 million was outstanding under the revolving credit facilities.

Contractual Obligations

The Company has aggregate contractual obligations of $6,556.2 million related to debt repayments, capital leases and operating leases as follows:

	Fiscal Year
	Remaining 2004	2005	2006	2007	2008	Thereafter	Total
	(In Thousands)
Short and long- term debt	$354,038	$138	$100,416	$369	$329	$895,339	$1,350,629
Capital leases (a)	778	3,322	3,620	4,033	4,590	94,691	111,034
Operating leases	75,803	309,194	313,696	303,268	295,237	3,797,361	5,094,559

Total	$430,619	$312,654	$417,732	$307,670	$300,156	$4,787,391	$6,556,222

(a)	Annual commitments on capital leases are net of interest.

The Company has entered into future capital lease commitments for land and buildings that total approximately $512.3 million at October 30, 2004.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $53.0 million, at October 30, 2004. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests. As of October 30, 2004, the Company was in compliance with all financial covenants of the debt agreements.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of October 30, 2004. All purchase obligations are cancelable and therefore are not included in the above table.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At October 30, 2004, the Company’s fixed rate long-term debt, excluding capital leases, was $996.6 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at October 30, 2004, changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million.

During the first nine months of 2004, average borrowings under the Company’s variable rate credit facilities, the revolver and the RPA, were $36.3 million. If interest rates on the average fiscal 2004 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $363,000 assuming comparable borrowing levels.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended October 30, 2004, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6. Exhibits

10.1	Extension No. 2 and Amendment No. 2 under the July 10, 2002, 364-Day Credit Agreement among Kohl’s Corporation, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents and The Bank of New York, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 3, 2004	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: December 3, 2004	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer