Form 10-K
period 2005-01-29
KOHLS CORPORATION
filed 2005-03-18
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the fiscal year ended January 29, 2005

or

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the Transition period from to

Commission File No. 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N56 W17000 Ridgewood Drive,	53051
Menomonee Falls, Wisconsin	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    X        No

At July 30, 2004, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $15,610,000,000 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 2, 2005, the Registrant had issued and outstanding an aggregate of 343,398,331 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2005 are incorporated into Part III.

PART I

Item 1. Business

Overview

The Company operates family-oriented, specialty department stores that feature quality, exclusive and national brand merchandise priced to provide value to customers. The Company’s stores sell moderately priced apparel, footwear, accessories and home products targeted to middle-income customers shopping for their families and homes. Kohl’s offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allows the customer to get in and out quickly. Kohl’s stores have fewer departments than traditional, full-line department stores but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company’s pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company’s unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution. As of January 29, 2005, the Company operated 637 stores in 40 states. In March 2005, the Company opened 15 additional stores across all regions of the country and currently operates 652 stores.

As used herein, the terms “Company” and “Kohl’s” refer to Kohl’s Corporation, its consolidated subsidiaries and predecessors. The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal 2004 ended on January 29, 2005, and was a 52 week year. The Company was organized in 1988 and is a Wisconsin corporation.

Expansion

The Company’s expansion strategy is designed to achieve consistent growth. Since 1992, the Company has increased square footage an average of 21.9% per year, expanding from 79 stores located in the Midwest to a current total of 652 stores with a presence in six regions of the country: the Midwest, Mid-Atlantic, Northeast, South Central, Southeast and Southwest.

	States	Number of Stores
		At Fiscal Year End				As of March 2005
Region		1992	1997	2002	2004
Midwest	IA, IL, IN, MI, MN, ND, NE, OH, SD, WI	79	136	196	221	224
Mid-Atlantic	DE, MD, PA, VA, WV	—	28	57	65	68
Northeast	CT, MA, ME, NH, NJ, NY, RI, VT	—	4	77	103	103
South Central	AR, KS, MO, OK, TX	—	8	67	80	83
Southeast	AL, GA, KY, MS, NC, SC, TN	—	6	49	64	67
Southwest	AZ, CA, CO, NV, UT	—	—	11	104	107

Total		79	182	457	637	652

In support of its geographic expansion, the Company has focused on providing the solid infrastructure needed to ensure consistent execution. Kohl’s proactively invests in distribution capacity and regional management to facilitate the growth in new and existing markets. The Company’s central merchandising organization tailors merchandise assortments to reflect regional climates and preferences. Management information systems support the Company’s low cost culture by enhancing productivity and providing the information needed to make key merchandising decisions.

The Kohl’s concept has proven to be transferable to markets across the country. The Company’s approach is to enter new markets with critical mass to establish a presence and to leverage marketing, regional management and distribution costs. New market entries are supported by extensive advertising and promotions designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, the Company has been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 637 stores the Company operated as of January 29, 2005, 171 are take-over locations, which facilitated the entry into several markets including Chicago, Detroit, Minneapolis, Columbus, Boston, Philadelphia, St. Louis, the New York region and Hartford/New Haven. Once a new market is established, the Company adds additional fill-in stores to further strengthen market share and enhance profitability. As of January 29, 2005, the Company operated stores in the following large and intermediate sized markets:

	Number of stores January 29, 2005		Number of stores January 29, 2005
Greater New York metropolitan area	50	Washington DC	17
Chicago	41	Denver	14
Los Angeles	32	Indianapolis	14
Greater Philadelphia metropolitan area	29	Cleveland/Akron	13
Dallas/Fort Worth	21	Phoenix	12
Milwaukee	21	Houston	12
Boston	20	San Francisco	11
Minneapolis/St. Paul Atlanta	20 18	Columbus St. Louis	10 10
Detroit	17	Hartford/New Haven	9

In fiscal 2004, Kohl’s successfully opened 95 new stores, significantly increasing its presence in the Southwest region. The Company made several new market entries into the Southwest region with 11 stores in the San Francisco, CA market; seven stores in the Sacramento, CA market; five stores in the Salt Lake City, UT market; five stores in the San Diego, CA market; three stores in the Fresno, CA market; two stores in the Bakersfield, CA market and two stores in the Reno, NV market. The Company opened 12 other stores throughout the Southwest region. In other regions of the country, the Company made new market entries into the Memphis, TN market with three stores; the Rochester, NY market with three stores; the Portland, ME market with two stores and the Montgomery, AL market with one store. In addition, the Company also added 14 stores in the Northeast region, 13 stores in the Midwest region, five stores in the South Central region, five stores in the Southeast region and two stores in the Mid-Atlantic region.

Management believes there is substantial opportunity for further growth and intends to open approximately 95 new stores in fiscal 2005. In the spring season, the Company will open approximately 33 stores in existing markets. The Company expects to open the balance of the 95 stores in the third quarter of fiscal 2005 with plans to enter the state of Florida with stores in the Orlando and Jacksonville markets. The remaining stores will be opened in existing markets and spread across all regions of the country.

Management believes the transferability of the Kohl’s retailing strategy, the Company’s experience in acquiring and converting pre-existing stores and in building new stores, combined with the Company’s substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

Merchandising

Kohl’s stores feature moderately priced, exclusive and national brand merchandise, which provide value to customers. Kohl’s merchandise is targeted to appeal to middle-income customers shopping for their families and homes. The Company’s stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. The Company’s stores emphasize apparel, accessories and footwear for women, men, and children, soft home products, such as towels, sheets and pillows, and housewares.

Convenience

Convenience is another important cornerstone of Kohl’s business model. At Kohl’s, convenience begins before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. The physical store layout coupled with the Company’s focus on strong in-stock position in color and size are aimed at providing a convenient shopping experience for an increasingly time starved customer. In addition, Kohl’s offers on-line shopping on the Company’s website. Designed as an added service for customers who prefer to shop from their homes, the website offers key items, best selling family apparel and home merchandise. The site is designed to provide an easy-to-navigate, on-line shopping environment that complements the Company’s in-store focus on convenience.

Distribution

The Company receives substantially all of its merchandise at seven distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

The following table summarizes key information about each distribution center.

Location	Fiscal Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Menomonee Falls, Wisconsin	1981	530,000	Illinois, Wisconsin	90
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana, Kentucky, West Virginia	120
Winchester, Virginia	1997	420,000	Pennsylvania, North Carolina, Virginia, Maryland, South Carolina, Delaware	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Tennessee, Iowa, Kansas, Arkansas, Nebraska, North Dakota, South Dakota, Mississippi	100
Corsicana, Texas	2001	540,000	Texas, Georgia, Oklahoma, Alabama	110
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	100
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah	110

The Company plans to open its eighth distribution center in Macon, Georgia in the spring of 2005 to support the Company’s growth in the Southeast region. The Company expanded the Corsicana, Texas distribution center by 190,000 square feet in May 2004, which increased its capacity to 110 stores.

The Company operates a 500,000 square foot fulfillment center in Monroe, Ohio that services the Company’s e-commerce business.

Employees

As of January 29, 2005, the Company employed approximately 95,000 associates, including approximately 20,000 full-time and 75,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of the Company’s associates are represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company’s primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. The Company’s specific competitors vary from market to market.

Merchandise Vendors

The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during fiscal 2004. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company continues to have good working relationships with its suppliers.

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

Trademarks and Service Marks

The name “Kohl’s,” written in its distinctive block style, is a registered service mark of a wholly-owned subsidiary of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. This subsidiary has approximately 70 additional trademarks, trade names and service marks, most of which are used in its private label program.

Available Information

The Company’s internet website is www.kohls.com. Through the “Investor Relations-Financial Links-SEC Filings” portion of this website, the Company makes available, free of charge, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission. The Company has also posted on its website, under the caption “Investor Relations—Corporate Governance,” the Company’s Corporate Governance Guidelines; Charters of its Board of Directors’ Audit Committee, Compensation Committee and Governance & Nominating Committee; and the Code of Ethical Standards and Responsibility that applies to all of the Company’s associates and, to the extent practicable, members of the Company’s Board of Directors. Any amendment to or waiver from the provisions of the Code of Ethical Standards and Responsibility that are applicable to the Company’s Chief Executive Officer, Chief Financial Officer or other key Finance associates will be disclosed on the “Corporate Governance” portion of the website. Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

The above-referenced materials will also be provided without charge to any shareholder submitting a written request to the Company’s Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051.

Item 2.  Properties

As of January 29, 2005, the Company operated 637 stores in 40 states. The Company owned 180 stores, owned 122 stores with ground leases and leased 335 stores. The Company’s typical lease has an initial term of 20-25 years plus five to eight renewal options for consecutive five or ten-year extension terms.

Substantially all of the Company’s leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 32% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved.

The Company’s stores are located in strip shopping centers (456), community and regional malls (53) and as free standing units (128). Of the Company’s stores, 586 are one-story facilities and 51 are multi-story facilities.

	Number of Stores at January 29, 2005	Retail Square Footage
California	62	4,937,368
Illinois	48	3,759,998
Texas	46	3,538,491
Ohio	41	3,125,890
Wisconsin	35	2,582,434
Michigan	34	2,601,940
New York	31	2,484,996
Pennsylvania	30	2,265,138
New Jersey	29	2,245,903
Indiana	25	1,903,821
Minnesota	23	1,800,688
North Carolina	19	1,419,456
Georgia	18	1,382,120
Massachusetts	18	1,450,997
Virginia	18	1,381,000
Colorado	17	1,327,305
Arizona	15	1,179,873
Connecticut	14	1,081,667
Missouri	14	1,076,429
Maryland	12	930,060
Tennessee	10	756,609
Iowa	9	639,697
Kansas	7	516,320
Kentucky	7	532,586
Oklahoma	7	536,655
Arkansas	6	466,310
New Hampshire	6	461,538
Nevada	5	393,975
South Carolina	5	386,640
Utah	5	393,129
Alabama	4	310,325
Nebraska	4	293,912
Delaware	3	247,659
Maine	2	157,582
Rhode Island	2	154,815
West Virginia	2	145,782
Mississippi	1	78,322
North Dakota	1	85,572
South Dakota	1	90,674
Vermont	1	77,302

Total	637	49,200,978

The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia; Blue Springs, Missouri; Mamakating, New York and San Bernardino, California. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin and the e-commerce fulfillment center in Monroe, Ohio. The Company leases the distribution center in Corsicana, Texas.

Item 3.  Legal Proceedings

The Company and its subsidiaries are or may be subject to certain legal proceedings and claims from time to time that are incidental to their ordinary course of business. The Company will record a liability related to its legal proceedings and claims when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 2004 and 2003

	Price Range
	High	Low
Fiscal 2004
First Quarter	$54.10	$39.59
Second Quarter	48.83	40.10
Third Quarter	52.86	43.70
Fourth Quarter	53.24	45.40

Fiscal 2003
First Quarter	$60.55	$46.18
Second Quarter	60.26	48.04
Third Quarter	65.44	50.49
Fourth Quarter	56.30	40.83

(b) Holders

At March 2, 2005, there were 5,794 record holders of the Common Stock.

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

(d) Unregistered Sales of Equity Securities; Use of Proceeds from Registered Securities

During the fiscal year ended January 29, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this document. The selected consolidated financial data, except for the operating data, has been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent registered public accounting firm, and have been restated to reflect adjustments discussed in Note 2, “Restatement of Financial Statements,” to the consolidated financial statements.

	Fiscal Year Ended (a)
	January 29, 2005	January 31, 2004 (Restated)	February 1, 2003 (Restated)	February 2, 2002 (Restated)	February 3, 2001 (Restated)
	(Dollars in Thousands, Except Per Share and Per Square Foot Data)
Statement of Operations Data:
Net sales	$11,700,619	$10,282,094	$9,120,287	$7,488,654	$6,151,996
Cost of merchandise sold	7,586,992	6,887,033	5,981,219	4,923,527	4,056,139

Gross margin	4,113,627	3,395,061	3,139,068	2,565,127	2,095,857
Selling, general and administrative expenses	2,539,621	2,101,672	1,826,707	1,534,998	1,288,577
Depreciation and amortization	288,173	239,558	193,497	158,417	127,917
Preopening expenses	49,131	47,029	41,198	33,360	36,631

Operating income	1,236,702	1,006,802	1,077,666	838,352	642,732
Interest expense, net	62,452	72,931	56,009	50,111	46,201

Income before income taxes	1,174,250	933,871	1,021,657	788,241	596,531
Provision for income taxes	443,870	352,974	386,187	299,768	229,662

Net income	$730,380	$580,897	$635,470	$488,473	$366,869

Net income per share (b):
Basic	$2.14	$1.71	$1.89	$1.46	$1.11
Diluted	$2.12	$1.69	$1.85	$1.43	$1.09
Operating Data:
Comparable store sales growth (c)	0.3%	(1.6%)	5.3%	6.8%	9.0%
Net sales per selling square foot (d)	$255	$268	$284	$283	$281
Total square feet of selling space (in thousands; end of period)	49,201	41,447	34,507	28,576	23,610
Number of stores open (end of period)	637	542	457	382	320
Balance Sheet Data (end of period):
Working capital	$2,187,379	$1,902,280	$1,776,029	$1,584,103	$1,198,699
Property and equipment, net	3,987,945	3,316,486	2,734,228	2,196,490	1,724,697
Total assets	7,979,299	6,690,750	6,310,636	4,926,582	3,853,401
Long-term debt and capital leases	1,103,441	1,075,973	1,058,784	1,095,420	803,081
Shareholders’ equity	4,966,728	4,148,509	3,479,342	2,766,742	2,185,178

(a)	All years presented contain 52 weeks except fiscal 2000, which contained 53 weeks.
(b)	All per share data has been adjusted to reflect the 2 for 1 stock split effected in April 2000.
(c)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Fiscal 2001 comparable store sales growth compares the 52 weeks of fiscal 2001 to the 52 weeks ended January 27, 2001.
(d)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl’s mission is to be the leading family-focused, value-oriented, specialty department store offering quality, exclusive and national brand merchandise to the customer in an environment that is convenient, friendly and exciting.

Kohl’s operates from coast to coast, having grown from 76 stores in six states at the time of its initial public offering (IPO) in 1992 to 637 stores in 40 states at January 29, 2005. In fiscal 2004, the Company continued its expansion into the Southwest region with entries into San Francisco, Sacramento and San Diego.

Kohl’s concentrates on profitable expansion. The Company increased its square footage by 18.7% in fiscal 2004. In fiscal 2005, the Company plans to open approximately 95 new stores, including its entry into Florida with stores opening in Orlando and Jacksonville, increasing square footage by approximately 15%. The Company’s disciplined approach to new store selection ensures that new store locations achieve an appropriate return on investment.

The Company’s capital structure is well positioned to continue to support its expansion plans. Internally generated cash flows will continue to be the primary source of the funding required for future growth. In addition, the Company has maintained its long-term debt ratings of A3 by Moody’s, A- by Standard & Poor’s and A by Fitch.

The Company’s future growth plans are to increase its presence in all of the regions it currently serves and to expand into new markets. The Company’s revenues are generated through sales from existing stores and through sales from new stores opened as a result of its expansion program. Sales projections are built with the expectations of generating 70%-80% of the sales volume of an average store in new stores in their first full year of operations as well as achieving comparable store sales increases in existing stores. In order to increase sales productivity in existing stores and attract new customers, the Company strives to add freshness in its assortments through the addition of new brands and extension of existing brands into new classifications. The Company also continues to invest in updating its stores with a goal of remodeling stores approximately every 8-9 years.

Critical to the Company’s successful growth is the infrastructure that has been developed and refined since becoming a public company in 1992. Over the past five years, sales have grown at a compound annual growth rate (CAGR) of 21% and net income has grown at a CAGR of 23%. This growth was achieved through a combination of comparable store sales increases, square footage growth, gross margin expansion and selling, general and administrative (S,G&A) leverage. In fiscal 2004, the Company earned $730.4 million in net income, an increase of 25.7%, with a sales increase of 13.8% over fiscal 2003. In fiscal 2004, the Company achieved the highest gross margin rate in its history. The Company’s S,G&A expenses increased 20.8% over fiscal 2003 which was in line with the Company’s square footage growth of 18.7%. Store expenses and advertising expenses did not leverage for the fiscal year due to the flat comparable store sales. The credit, corporate and distribution functional areas did leverage in fiscal 2004. Looking forward, the Company expects to leverage S,G&A expenses with an approximately 3% comparable store sales increase in fiscal 2005.

Fiscal 2004 was a solid year from an earnings and operational perspective. The Company’s net sales increased 13.8% while comparable store sales were up 0.3%. The goal for 2005 is to return to the mid single-digit comparable store sales increases achieved in the past. In order to achieve this goal, the Company will continue to focus on the four initiatives it introduced in fiscal 2004:

•	Merchandise content

•	Inventory management

•	In-store shopping experience

•	Differentiation in marketing

The Company progressed on these initiatives in fiscal 2004. The merchandise content was improved by adding new national, exclusive and private brands. The Company reduced its overall inventory levels and increased its effectiveness of being in-stock by flowing goods more frequently and closer to the time of sale. Ease of shopping for the Company’s customer improved with the lower inventory levels and the focus on providing wide aisles throughout the store. The Company made innovative marketing enhancements that motivated the customer to shop at Kohl’s.

In 2005, the Company is focused on attracting new customers and increasing the shopping frequency of its existing customers. In order to achieve this goal, the Company has developed a fully integrated marketing approach using circulars, direct mail, radio, magazines, internet and, especially, television to brand Kohl’s. The Company’s marketing strategies will continue to evolve as it seeks new and exciting ways to reach its customers. The Company has developed a new positioning statement, expect great things, which is a commitment to its customers, associates, business partners and shareholders.

The Company’s goal remains to increase net income approximately 20% annually through a combination of new store and comparable store sales growth, maintenance of the gross margin rate, and modest S,G&A leverage on the increasing sales base.

Restatement of Financial Statements

Following a review of the Company’s lease accounting practices in the fourth quarter of fiscal 2004, the Company corrected its method of accounting for leases related to stores that are located on leased land as well as for certain stores with operating leases. To reflect this correction, the Company restated its consolidated financial statements beginning with fiscal 1998.

Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. Depreciation of the buildings, leasehold improvements and other long-lived assets on those properties occurred over a period that may have included both the initial non-cancelable lease and the option periods provided for in the lease. Kohl’s previously believed that their audited financial statements, which reflected longstanding lease accounting treatments, were appropriate under generally accepted accounting principles.

The Company revised its accounting to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. This accounting adjustment resulted in the Company using a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term will be the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the building for initial setup of fixtures and merchandise. These adjustments are further discussed in Note 2, “Restatement of Financial Statements,” to the consolidated financial statements.

The correction of this accounting requires the Company to record additional deferred rent in “Other long-term liabilities” and to adjust “Deferred income taxes” and “Retained earnings” on the consolidated balance sheets, as well as to correct rent expense included in S,G&A expense, depreciation expense and preopening expense, and the resulting effect on the provision for income taxes on the consolidated statements of income. The cumulative effect of these accounting changes is a reduction of retained earnings of $24.7 million as of the beginning of fiscal 2002 and decreases to retained earnings of $7.9 million and $10.3 million for the fiscal years ended 2002 and 2003, respectively.

See Note 2, “Restatement of Financial Statements” to the consolidated financial statements for a summary of the effects of these changes on the Company’s consolidated balance sheets as of January 31, 2004, as well as on the Company’s consolidated statements of income and cash flows for fiscal years 2003 and 2002. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

The discussion and analysis below further explains the Company’s results of operations for fiscal 2004.

Results of Operations

The Company’s net income was $730.4 million in fiscal 2004 compared to $580.9 million in fiscal 2003, an increase of $149.5 million or 25.7%. Fiscal 2003 net income decreased 8.6% over fiscal 2002 net income of $635.5 million. Fiscal 2002 net income increased 30.1% over fiscal 2001 net income of $488.5 million.

Components of net income.    The following table sets forth statement of operations data as a percentage of net sales for each of the last three fiscal years:

	Fiscal Year
	2004	2003 (Restated)	2002 (Restated)
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	64.8	67.0	65.6

Gross margin	35.2	33.0	34.4
Selling, general and administrative expenses	21.7	20.4	20.0
Depreciation and amortization	2.5	2.3	2.1
Preopening expenses	0.4	0.5	0.5

Operating income	10.6	9.8	11.8
Interest expense, net	0.6	0.7	0.6

Income before income taxes	10.0	9.1	11.2
Provision for income taxes	3.8	3.5	4.2

Net income	6.2%	5.6%	7.0%

Net sales.    Net sales, number of stores, sales growth, net sales per selling square foot and comparable store base for the last three fiscal years were as follows:

	Fiscal Year
	2004	2003	2002
Net sales (in thousands)	$11,700,619	$10,282,094	$9,120,287
Number of stores open (end of period)	637	542	457
Sales growth—all stores	13.8%	12.7%	21.8%
Sales growth—comparable stores (a)	0.3%	(1.6)%	5.3%
Net sales per selling square foot (b)	$255	$268	$284
Comparable store base	457	382	320

(a)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period.
(b)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Net sales increased $1,418.5 million, or 13.8%, from $10,282.1 million in fiscal 2003 to $11,700.6 million in fiscal 2004. Net sales increased $1,395.1 million due to the opening of 95 new stores in fiscal 2004 and to the inclusion of a full year of operating results for the 85 stores opened in fiscal 2003. Comparable store sales increased $23.4 million, or 0.3%, in fiscal 2004. The number of transactions in comparable stores decreased 2.2% while the average transaction value increased 2.5%. The Accessories business had the strongest sales performance while the Men’s business was the most difficult. The Northeast region had the strongest comparable store sales performance while the Midwest region, which is the most mature region, was the most difficult.

Net sales increased $1,161.8 million, or 12.7%, from $9,120.3 million in fiscal 2002 to $10,282.1 million in fiscal 2003. Net sales increased $1,294.2 million due to the opening of 85 new stores in fiscal 2003 and to the inclusion of a full year of sales for the 75 stores opened in fiscal 2002. Comparable store sales decreased $132.4 million, or 1.6%, in fiscal 2003.

Gross margin.    The Company’s gross margin as a percent of net sales was 35.2% for fiscal 2004 compared to 33.0% for fiscal 2003. Approximately 50 basis points of the increase is attributable to the adoption of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (see Note 1 to the consolidated financial statements for further discussion). Gross margin increased $718.5 million from $3,395.1 million in fiscal 2003 to $4,113.6 million in fiscal 2004. Gross margin increased $501.5 million due to the opening of 95 new stores in fiscal 2004 and to the inclusion of a full year of operating results for the 85 stores opened in fiscal 2003. Comparable store gross margin increased $217.0 million due mainly to lower levels of clearance sales, improved gross margin on the clearance sales and the EITF No. 02-16 effect. The merchandise category that was the largest contributor to the gross margin rate increase was women’s apparel.

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

The Company’s merchandise mix is reflected in the table below:

	Fiscal Year
	2004	2003	2002
Women’s	32.5%	32.1%	32.6%
Men’s	18.5%	19.0%	19.3%
Home	18.5%	18.4%	18.0%
Children’s	13.4%	13.5%	13.2%
Accessories	9.0%	8.7%	8.6%
Footwear	8.1%	8.3%	8.3%

Selling, general and administrative expenses.    S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization. S,G&A expenses increased $437.9 million, or 20.8%, to $2,539.6 million in fiscal 2004 compared to $2,101.7 million in fiscal 2003. S,G&A expenses as a percent of net sales increased from 20.4% in fiscal 2003 to 21.7% in fiscal 2004, an increase of 126 basis points. Store operating expenses increased 19.1%, which is consistent with the Company’s square footage growth of 18.7%. As a percent of sales, store operating expenses increased 63 basis points in fiscal 2004. Advertising expenses increased 85 basis points primarily due to the adoption of EITF No. 02-16 (see Note 1 to the consolidated financial statements for further discussion), which had an unfavorable impact of approximately 60 basis points. These increases were offset by a 10 basis point reduction in distribution expenses attributable to increased productivity on a units per hour basis at the distribution centers, a 10 basis point reduction in credit operations and a 2 basis point reduction in corporate expenses.

S,G&A expenses increased $275.0 million, or 15.1%, to $2,101.7 million in fiscal 2003 compared to $1,826.7 million in fiscal 2002. S,G&A expenses as a percent of net sales increased from 20.0% in fiscal 2002 to 20.4% in fiscal 2003. The 41 basis point rate increase consisted of a 75 basis point increase in store operating costs and an advertising expense increase of 18 basis points. This was offset by a 20 basis point reduction in corporate expenses, a 19 basis point reduction in distribution expenses and a 13 basis point reduction in credit operations.

Depreciation and amortization.    The total amount of depreciation and amortization increased from fiscal 2003 to fiscal 2004 due to the addition of new stores, the remodeling of existing stores and the mix of owned versus leased stores. Depreciation and amortization as a percentage of net sales was 2.5%, 2.3% and 2.1% for fiscal 2004, 2003 and 2002, respectively.

Preopening expenses.    Preopening expenses are expensed as incurred and relate to the costs incurred prior to new store openings which includes advertising, hiring, and training costs for new employees, processing and transporting initial merchandise and step rent expense. The average cost per store fluctuates based on the mix of stores opened in new markets versus fill-in markets, with new markets being more expensive. The average cost to open the 95 new stores in fiscal 2004 was $540,000, the average cost to open the 85 new stores in fiscal 2003 was $592,000 and the average cost to open the 75 new stores in fiscal 2002 was $429,000. The decrease in the average cost to open a store in fiscal 2004 was due to entries made into less expensive new markets.

Interest expense.    Net interest expense decreased $10.4 million from $72.9 million in fiscal 2003 to $62.5 million in fiscal 2004. Of the decrease, $6.1 million is attributed to the write-off of deferred financing fees related to the redemption of the Company’s Liquid Yield Option Subordinated Notes (LYONs) in the second quarter of 2003. The remaining decrease is primarily attributable to the redemption of the 2.75% LYONs during the second quarter of 2003. Net interest expense in fiscal 2003 increased $16.9 million from $56.0 million in fiscal 2002 to $72.9 million.

Income taxes.    The Company’s effective tax rate was 37.8% in fiscal 2004 , fiscal 2003 and in fiscal 2002.

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

Operating activities.    Cash flow provided by operations was $947.7 million in fiscal 2004 compared to $754.5 million in fiscal 2003, a $193.2 million increase. The primary sources of cash flow provided by operations were net income before depreciation and amortization and a $172.1 million increase in accounts payable, as discussed below. The primary uses of cash flow were $889.6 million of capital expenditures, a $340.0 million increase in merchandise inventories and a $239.5 million increase in the accounts receivable portfolio, as discussed below. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by proprietary accounts receivable and lines of credit available under its revolving credit facilities. The Company’s working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	January 29, 2005	January 31, 2004 (Restated)	February 1, 2003 (Restated)
	($ In Thousands)
Working capital	$2,187,379	$1,902,280	$1,776,029
Current ratio	2.50:1	2.69:1	2.18:1
Debt / capitalization	18.2%	20.8%	28.9%

The decrease in the Company’s current ratio in fiscal 2004 is due to accounts payable increasing at a higher rate than inventory. The improvement in the debt / capitalization percentage in fiscal 2004 was due to an increase in retained earnings as a result of growth in net income in fiscal 2004 over fiscal 2003 of 25.7%. The improvement in the Company’s current ratio and debt / capitalization percentage in fiscal 2003 was due to the redemption of the Company’s LYONs for $346.6 million in the second quarter of fiscal 2003.

The Company’s accounts receivable at January 29, 2005 increased $239.5 million, or 20.8%, over the January 31, 2004 balance. The increase is primarily due to a 23.9% increase in proprietary credit card sales offset by increased payment rates. Net write-offs decreased to 0.9% of Kohl’s charge sales in fiscal 2004 from 1.1% in fiscal 2003. As a result, the allowance for doubtful accounts was reduced to 1.7% of gross accounts receivable in fiscal 2004 from 1.9% in fiscal 2003. The Company’s credit card program supports earnings growth by driving sales through promotional events and through the growth in the proprietary credit card financial performance. The following table summarizes information related to Kohl’s proprietary credit card receivables:

	January 29, 2005		January 31, 2004		February 1, 2003
	($ In Thousands)
Gross accounts receivable	$1,414,289		$1,172,678		$1,011,690
Allowance for doubtful accounts	$24,657		$22,521		$20,880
Allowance as a % of gross accounts receivable	1.7%		1.9%		2.1%
Accounts receivable turnover (rolling 4 quarters)*	3.8	x	3.6	x	3.5	x
Proprietary credit card share	39.2%		36.0%		34.3%
Pre-tax credit card contribution	$105,734		$84,644		$67,412
Accounts over 60 days past due	2.5%		2.7%		3.5%

*	Credit card sales divided by average quarterly gross accounts receivable

At January 29, 2005, the Company’s merchandise inventories increased $340.0 million, an increase of 21.2% from the January 31, 2004, balance of $1,607.0 million. On an average store basis, the inventory at January 29, 2005, was up approximately 3.1%. Accounts payable increased $172.1 million to $704.7 million at January 29, 2005, from the January 31, 2004, balance primarily due to the timing of new store receipts and an increase in spring transitional receipts in December and January.

Investing activities.    Capital expenditures include costs for new store openings, store remodels, distribution center openings, the expansion of the corporate office and other base capital needs. The Company’s capital expenditures, including favorable lease rights, were $889.6 million during fiscal 2004, $831.6 million during fiscal 2003 and $716.0 million during fiscal 2002. The Company opened 95 new stores and remodeled 26 stores in fiscal 2004 increasing total square footage by approximately 18.7%, which is consistent with management’s expansion strategy. In addition, the Company continued to make capital investments for information systems, distribution capacity and other infrastructure to support the Company’s growth.

The Company plans to open approximately 95 new stores in fiscal 2005, which represents approximately a 15.0% growth in square footage. Total capital expenditures for fiscal 2005 are currently expected to be approximately $875 million. Capital expenditures include costs for new store openings, store remodels, the construction of a distribution center in Macon, GA, and other base capital needs. The amount of capital expenditures fluctuate as a result of the timing of new store capital spending, the mix of owned, leased and acquired stores, the number of stores remodeled and the timing of opening distribution centers. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements. The Company’s capital structure is well positioned to support its expansion plans. The Company anticipates that internally generated cash flows will be the primary source of funding for future growth.

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

As of March 2, 2005, the Company maintains the following credit ratings:

Credit Ratings
	Moody’s	Standard & Poor’s	Fitch
Long-term debt	A3	A-	A

The Company has a $225 million Receivable Purchase Agreement (RPA) with Preferred Receivables Funding Corporation, a certain investor and Bank One as agent, which is renewable annually, at the Company’s request and the investors’ option. Pursuant to the RPA, the Company periodically sells, generally with recourse, an undivided interest in the Company’s private label credit card receivables. At January 29, 2005, and January 31, 2004, no receivables were sold. For financial reporting purposes, receivables sold are accounted for on the consolidated balance sheet as secured borrowings.

In November 2002, the Company issued $300 million aggregate principal amount of non-callable 6% unsecured senior debentures due January 15, 2033. Net proceeds, excluding expenses, were $297.8 million and have been used for general corporate purposes, including continued store growth.

In July 2002, the Company executed two unsecured revolving bank credit facilities. The first is a $532 million facility maturing July 10, 2007. The second is a $133 million 364-day facility that is renewable at the Company’s request and at the banks’ option. The current term of this facility matures on July 8, 2005. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate.

In June 2000, the Company issued $551.5 million aggregate principal amount of convertible debt in the form of LYONs due 2020. Net proceeds, excluding expenses, were $319.4 million. On June 13, 2003, the holders of approximately 99.5% of the Company’s outstanding LYONs exercised their options to redeem their notes, in accordance with the terms of the LYONs. The remaining LYONs were called by the Company on August 1, 2003. The Company elected to redeem all of these notes for cash. The total amount payable by the Company for the LYONs redeemed was $346.6 million, which was paid with available funds. In conjunction with the redemption, the Company wrote off the remaining deferred financing costs related to the LYONs during the second quarter of 2003. The write-off of $6.1 million is included in interest expense for fiscal 2003.

Outlook

The Company continues to be focused on delivering approximately 20% earnings growth per year. In fiscal 2005, the Company’s preliminary earnings guidance is based upon a mid single-digit comparable store sales increase. With the progress the Company made in fiscal 2004 on improving merchandise content, inventory management, in-store shopping experience and marketing, the Company feels it is well positioned to return to mid single-digit comparable store sales in 2005. As a result, after taking into account expensing of stock options and the change in lease accounting, the Company expects fiscal 2005 earnings to be in the range of $2.40 to $2.50 per diluted share.

Contractual Obligations

The Company has aggregate contractual obligations of $10,277.4 million related to debt repayments, capital leases, operating leases and royalties as follows:

	Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
	(In Thousands)
Long-term debt (a)	$65,623	$162,543	$59,144	$59,104	$58,775	$1,809,949	$2,215,138
Capital leases (a)	12,169	12,182	12,280	12,469	12,406	147,160	208,666
Operating leases	314,572	324,013	316,966	311,076	311,128	6,218,443	7,796,198
Royalties	5,045	5,286	10,087	10,500	12,075	14,438	57,431

Total	$397,409	$504,024	$398,477	$393,149	$394,384	$8,189,990	$10,277,433

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs which total $1,218.5 million and $98.4 million, respectively.

The Company has entered into future capital lease commitments for buildings and equipment that total approximately $72.8 million at January 29, 2005, which have not been recorded as the related buildings are under construction and the equipment is not in use.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $42.5 million at January 29, 2005. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 29, 2005. All purchase obligations are cancelable and therefore are not included in the above table.

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

Vendor Allowances

The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program. Vendors participation in the selling of merchandise will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory. See Note 1 to the consolidated financial statements, “Business and Summary of Accounting Policies.”

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.8% in fiscal 2004, 2003 and 2002. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Operating Leases

The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the building for initial setup of fixtures and merchandise.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (SFAS No. 123R), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As of January 29, 2005, the Company had two long-term compensation plans, which are described in Note 9, “Preferred and Common Stock,” to the consolidated financial statements. The Company currently accounts for share-based payments to employees using APB No. 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in fiscal 2004, 2003 and 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant and the number of shares is fixed. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123R is expected to reduce diluted net income per share by approximately $0.08—$0.09 in fiscal 2005 with the expense being incurred in approximately equal quarterly amounts throughout the year. If the Company had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in the table in Note 1, “Business and Summary of Accounting Policies,” to the consolidated financial statements. SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $40,745,000, $42,013,000 and $45,831,000 in fiscal 2004, 2003 and 2002, respectively.

SFAS No. 123R must be adopted no later than August 1, 2005 with early adoption permitted in periods in which the financial statements have not yet been issued. Effective the beginning of fiscal 2005, the Company will adopt SFAS No. 123R using the “modified retrospective” method. The Company will restate its financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosure in the 2005 quarterly releases and 2005 Forms 10-Q.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At January 29, 2005, the Company’s long-term debt, excluding capital leases, was $996.6 million, all of which is fixed rate debt.

Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at January 29, 2005 and January 31, 2004 changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million and $10.1 million, respectively.

During fiscal 2004, average borrowings under the Company’s variable rate revolving credit facilities and its short-term financing of its proprietary accounts receivable were $76.1 million. If interest rates on the average fiscal 2004 and fiscal 2003 variable rate debt changed by 100 basis points, the Company’s annual interest expense would change by $761,000 and $797,000, respectively, assuming comparable borrowing levels.

During fiscal 2004 and fiscal 2003, the Company did not enter into any derivative financial instruments.

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

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management Report on Internal Control over Financial Reporting

The management of Kohl’s Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Kohl’s Corporation’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherit limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Kohl’s Corporation management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of January 29, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Kohl’s Corporation’s independent registered public accounting firm issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Kohl’s Corporation maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Kohl’s Corporation maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2005 and our report dated March 4, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 4, 2005

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of Registrant

The information set forth under “Election of Directors” on pages 1-3, under “Board of Directors’ Meetings, Attendance and Compensation” on pages 3-4, under “Corporate Governance Guidelines and Code of Ethics” on page 6 under “Committees of the Board of Directors” on pages 4-6 and under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 12 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

The executive officers of the Company as of March 2, 2005 are as follows:

Name	Age	Position
R. Lawrence Montgomery	56	Chairman, Chief Executive Officer and Director

Kevin Mansell	52	President and Director

Arlene Meier	52	Chief Operating Officer, Treasurer and Director

Kenneth Bonning	47	Executive Vice President—Logistics

Donald A. Brennan	44	Executive Vice President—General Merchandise Manager

Chris Capuano	45	Executive Vice President—General Merchandise Manager

Peggy Eskenasi	49	Executive Vice President—Product Development

Telvin Jeffries	36	Executive Vice President—Human Resources

John Lesko	52	Executive Vice President—Administration

Wesley S. McDonald	42	Executive Vice President—Chief Financial Officer

Jon Nordeen	49	Executive Vice President—Planning and Allocation

Richard D. Schepp	44	Executive Vice President—General Counsel and Secretary

Gary Vasques	57	Executive Vice President—Marketing

Mr. Montgomery was elected Chairman of the Board in February 2003. He was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery has served as Executive Vice President of Stores from February 1993 to February 1996 after joining the Company as Senior Vice President—Director of Stores in 1988. Mr. Montgomery has 34 years of experience in the retail industry.

Mr. Mansell has served as President and Director since February 1999. Mr. Mansell served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 30 years of experience in the retail industry.

Ms. Meier has served as Chief Operating Officer since November 2000. Ms. Meier served as Executive Vice President—Chief Financial Officer from October 1994 to November 2000 and was appointed to the Board of Directors in March 2000. Ms. Meier joined the Company as Vice President—Controller in 1989. Ms. Meier has 29 years of experience in the retail industry.

Mr. Bonning has served as Executive Vice President, Logistics since February 2004. He joined the Company in January 2001 as Senior Vice President, Logistics. Prior to joining the Company, Mr. Bonning was Senior Vice President, Supply Chain for Zany Brainy, an educational toy retailer, from 1998 through 2000. From 1996 to 1998, Mr. Bonning was an Associate Partner of Accenture, Ltd. Mr. Bonning has 20 years of experience in the retail industry.

Mr. Brennan has served as Executive Vice President—General Merchandise Manager of Men’s and Children’s since April 2004. He joined the Company in April 2001 as Executive Vice President—Merchandise Planning and Allocation. Prior to joining the Company, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc., since 1982. Mr. Brennan has 23 years of experience in the retail industry.

Ms. Capuano has served as Executive Vice President—General Merchandise Manager of Home and Footwear since September 2004. Prior to joining the Company, Ms. Capuano served in a variety of management positions with various subsidiaries of Federated Department Stores, Inc. since 1980. Ms. Capuano has 24 years of experience in the retail industry.

Ms. Eskenasi has served as Executive Vice President—Product Development since October 2004. Prior to joining the Company, Ms. Eskenasi served in a variety of management positions with Saks, Inc., since 1997, most recently President of Private Brand and Product Development. From 1977 to 1996, Ms. Eskenasi served in a variety of management positions with Frederick Atkins, Inc., a buying cooperative. Ms. Eskenasi has 27 years of experience in the retail industry.

Mr. Jeffries has served as Executive Vice President—Human Resources since August 2003 and has served in a variety of executive human resources positions since joining the Company in 1993. Mr. Jeffries has 18 years of experience in the retail industry.

Mr. Lesko has served as Executive Vice President—Administration since November 2000 and in other management positions since joining the Company in November 1997. Mr. Lesko has 30 years of experience in the retail industry.

Mr. McDonald has served as Executive Vice President—Chief Financial Officer since August 2003. Prior to joining the Company, Mr. McDonald held the position of Vice President—Chief Financial Officer at Abercrombie & Fitch from 2000 to 2003. Additionally, Mr. McDonald had served for 12 years in various executive positions at Target Corporation. Mr. McDonald has 17 years of experience in the retail industry.

Mr. Nordeen has served as Executive Vice President—Planning and Allocation since July 2004. He joined the Company in January 2001 as Senior Vice President and Chief Information Officer. Prior to joining the Company, Mr. Nordeen served in a variety of management positions with Spiegel, Inc., from 1996 to 2001, most recently as Senior Vice President and Chief Information Officer. Prior to that, he spent 14 years in a variety of management positions with Target Corporation. Mr. Nordeen has 28 years of experience in the retail industry.

Mr. Schepp has served as Executive Vice President—General Counsel since August 2001. Mr. Schepp joined the Company in 2000 as Senior Vice President, General Counsel. Prior to joining the Company, Mr. Schepp held various managerial positions at ShopKo Stores, Inc. from 1992 to 2000, most recently as Senior Vice President, General Counsel. Mr. Schepp has 13 years of experience in the retail industry.

Mr. Vasques has served as Executive Vice President—Marketing since 1997. He joined the Company in December 1995 as Senior Vice President, Marketing. Mr. Vasques has 35 years of experience in the retail industry.

Item 11.  Executive Compensation

The information set forth under “Executive Compensation” on pages 9-14 and “Compensation Committee Interlocks and Insider Participation” on page 6 and Stock Price Performance Graph on page 18 of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference. A description of the Company’s compensation of directors as set forth under “Board of Directors Meetings, Attendance and Compensation” on pages 3-4 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 12.  Beneficial Ownership of Stock and Related Stockholder Matters

The information set forth under “Beneficial Ownership of Shares” on pages 7-8 and under “Equity Compensation Plan Information” on page 12 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under “Other Transactions” on page 6 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under “Fees Paid to Ernst & Young LLP” on page 20 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 27, 2005 is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements and Schedule on pages F-3 to F-23, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1 and the “Financial Statement Schedule” on page F-23, all of which are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation and subsidiaries (the Company) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 29, 2005 and January 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, the consolidated financial statements as of January 31, 2004, and for each of the two years in the period then ended have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kohl’s Corporation internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 4, 2005

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	January 29, 2005	January 31, 2004 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$116,717	$112,748
Short-term investments	88,767	34,285
Accounts receivable trade, net of allowance for doubtful accounts of $24,657 and $22,521, respectively	1,389,632	1,150,157
Merchandise inventories	1,946,977	1,606,990
Deferred income taxes	54,050	49,822
Other	47,294	70,894

Total current assets	3,643,437	3,024,896

Property and equipment, net	3,987,945	3,316,486
Favorable lease rights, net	224,903	235,491
Goodwill	9,338	9,338
Other assets	113,676	104,539

Total assets	$7,979,299	$6,690,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$704,655	$532,599
Accrued liabilities	570,757	441,961
Income taxes payable	177,182	135,527
Current portion of long-term debt and capital leases	3,464	12,529

Total current liabilities	1,456,058	1,122,616

Long-term debt and capital leases	1,103,441	1,075,973
Deferred income taxes	296,551	209,893
Other long-term liabilities	156,521	133,759

Shareholders’ equity:
Common stock-$.01 par value, 800,000 shares authorized, 343,345 and 340,141 shares issued and outstanding, respectively	3,433	3,401
Paid-in capital	1,258,326	1,170,519
Retained earnings	3,704,969	2,974,589

Total shareholders’ equity	4,966,728	4,148,509

Total liabilities and shareholders’ equity	$7,979,299	$6,690,750

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004 (Restated)	February 1, 2003 (Restated)
Net sales	$11,700,619	$10,282,094	$9,120,287
Cost of merchandise sold	7,586,992	6,887,033	5,981,219

Gross margin	4,113,627	3,395,061	3,139,068
Operating expenses:
Selling, general and administrative	2,539,621	2,101,672	1,826,707
Depreciation and amortization	288,173	239,558	193,497
Preopening expenses	49,131	47,029	41,198

Total operating expenses	2,876,925	2,388,259	2,061,402

Operating income	1,236,702	1,006,802	1,077,666
Other expense (income):
Interest expense	64,147	75,240	59,449
Interest income	(1,695)	(2,309)	(3,440)

Income before income taxes	1,174,250	933,871	1,021,657
Provision for income taxes	443,870	352,974	386,187

Net income	$730,380	$580,897	$635,470

Net income per share:
Basic	$2.14	$1.71	$1.89
Diluted	$2.12	$1.69	$1.85

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2002 (previously reported)	335,138	$3,351	$1,005,169	$1,782,886	$2,791,406
Cumulative effect of restatement on prior years (see Note 2)	—	—	—	(24,664)	(24,664)

Balance at February 2, 2002 (as restated, see Note 2)	335,138	3,351	1,005,169	1,758,222	2,766,742
Exercise of stock options	2,184	22	31,277	—	31,299
Income tax benefit from exercise of stock options	—	—	45,831	—	45,831
Net income	—	—	—	635,470	635,470

Balance at February 1, 2003 (as restated, see Note 2)	337,322	3,373	1,082,277	2,393,692	3,479,342
Exercise of stock options	2,819	28	46,229	—	46,257
Income tax benefit from exercise of stock options	—	—	42,013	—	42,013
Net income	—	—	—	580,897	580,897

Balance at January 31, 2004 (as restated, see Note 2)	340,141	3,401	1,170,519	2,974,589	4,148,509
Exercise of stock options	3,204	32	47,062	—	47,094
Income tax benefit from exercise of stock options	—	—	40,745	—	40,745
Net income	—	—	—	730,380	730,380

Balance at January 29, 2005	343,345	$3,433	$1,258,326	$3,704,969	$4,966,728

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 29, 2005	January 31, 2004 (Restated)	February 1, 2003 (Restated)
Operating activities
Net income	$730,380	$580,897	$635,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288,892	246,594	194,468
Deferred income taxes	82,430	65,259	48,412
Amortization of debt discount	216	3,576	9,381
Changes in operating assets and liabilities:
Accounts receivable trade, net	(239,475)	(159,347)	(154,864)
Merchandise inventories	(339,987)	20,006	(428,689)
Other current assets	23,600	(27,180)	(2,781)
Other long-term assets	(4,412)	—	—
Accounts payable	172,056	(118,132)	171,861
Accrued and other long-term liabilities	151,558	107,471	133,326
Income taxes	82,400	35,317	62,999

Net cash provided by operating activities	947,658	754,461	669,583

Investing activities
Acquisition of property and equipment and favorable lease rights	(889,598)	(831,599)	(715,968)
Net (purchases) sales of short-term investments	(54,482)	441,706	(246,614)
Acquisition of software and other	(33,411)	(25,624)	(32,473)

Net cash used in investing activities	(977,491)	(415,517)	(995,055)

Financing activities
Proceeds from public debt offering, net	—	—	297,759
Payments of convertible and other long-term debt	(13,213)	(362,353)	(16,771)
Payments of financing fees on debt	(79)	(185)	(3,452)
Net proceeds from issuance of common shares	47,094	46,257	31,299

Net cash provided by (used in) financing activities	33,802	(316,281)	308,835

Net increase (decrease) in cash and cash equivalents	3,969	22,663	(16,637)
Cash and cash equivalents at beginning of year	112,748	90,085	106,722

Cash and cash equivalents at end of year	$116,717	$112,748	$90,085

See accompanying notes

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Accounting Policies

Business

As of January 29, 2005, Kohl’s Corporation (the Company) operated 637 family oriented, specialty department stores located in 40 states that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company’s fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended January 29, 2005 (fiscal 2004), January 31, 2004 (fiscal 2003) and February 1, 2003 (fiscal 2002). Fiscal 2004, 2003 and 2002 each include 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the fiscal 2004 presentation.

Cash Equivalents

Cash equivalents represent money market funds and are stated at cost, which approximates fair value.

Short-term Investments

Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at par. These investments are stated at cost, which approximates market value.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. Inventories would have been $2,415,000 higher at January 29, 2005 if they would have been valued using the first-in, first-out (FIFO) method. At January 31, 2004, the LIFO cost of merchandise was equal to the FIFO cost of merchandise.

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

Capitalized Software

The Company capitalizes purchased and internally developed software and amortizes such costs on a straight-line basis over 3 to 5 years depending on the estimated life of the software. Capitalized software is included in other long-term assets.

Capitalized Interest

The Company capitalizes interest on the acquisition and construction of new locations and expansion of existing locations and depreciates that amount over the lives of the related assets. The total interest capitalized was $13,297,000, $9,861,000 and $9,820,000 in fiscal 2004, 2003 and 2002, respectively.

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options with a maximum of 50 years. Accumulated amortization was $59,014,000 at January 29, 2005, and $48,487,000 at January 31, 2004. Amortization begins when the respective stores are opened. Amortization expense was $10,288,000, $9,115,000 and $8,556,000 for the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. The estimated amortization expense for the current favorable lease assets for each of the next five years is expected to be approximately $12,500,000.

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present and, if such indicators are present, determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Company evaluated the ongoing value of its property and equipment and other long-lived assets as of January 29, 2005, and January 31, 2004, and determined that there was no significant impact on the Company’s results of operations.

Goodwill

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in fiscal 2002. Under SFAS No. 142, goodwill is no longer amortized and instead is subject to fair value based impairment tests that need to be performed at least annually. The Company completed the impairment test for its fiscal 2004, 2003 and 2002 annual audits and determined there was no impairment of existing goodwill. In accordance with SFAS No. 142, the Company ceased amortization of its remaining goodwill and the remaining balance of goodwill is $9,300,000. There has been no change in the goodwill balance since fiscal 2002.

Long-term Liabilities

The major components of other long-term liabilities at January 29, 2005 and January 31, 2004 were property related liabilities and obligations for deferred compensation plan liabilities. The increase in the other long-term liabilities balance primarily represents an increase in property related accruals of $20,211,000.

Comprehensive Income

Net income for all years presented is the same as comprehensive income.

Revenue Recognition

Revenue from sales of the Company’s merchandise at its stores is recognized at the time of sale, net of any returns. E-Commerce sales are recorded upon the shipment of merchandise.

Vendor Allowances

In November 2002, the Emerging Issues Task Force (“EITF”) released No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” applicable to fiscal years beginning after December 15, 2002 and is effective for contracts entered into after December 31, 2002. The adoption of EITF No. 02-16 did not have a material impact on net income in fiscal 2003, as the Company entered into substantially all of its fiscal 2003 vendor contracts prior to December 31, 2002. Because substantially all new vendor contracts for new store advertising had been put in place for fiscal 2004, the Company adopted the provisions of EITF No. 02-16 and accounted for these allowances as a reduction of inventory and cost of merchandise sold in fiscal 2004. This change in accounting reduced fiscal year 2004 diluted net income per share by approximately $0.03 per diluted share with the majority of the impact on net income occurring during the first and third quarters of fiscal 2004 in conjunction with the Company’s new store openings and build in inventory. This change in accounting did not impact the Company’s cash flow or the amount of contributions received from the Company’s vendors.

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs, net of cooperative advertising agreements, were $521,033,000, $373,956,000 and

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

$314,901,000 in fiscal 2004, 2003 and 2002, respectively. Approximately half of the increase in total advertising costs in fiscal 2004 was due to the change in accounting for vendor allowances discussed above.

Preopening Costs

Preopening expenses, which are expensed as incurred, relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and step rent expenses.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

Net Income Per Share

The information required to compute basic and diluted net income per share is as follows:

	Fiscal Year
	2004	2003 (Restated)	2002 (Restated)
	(In Thousands)
Numerator for basic net income per share—net income	$730,380	$580,897	$635,470
Interest expense related to convertible notes, net of tax	—	2,090	5,739

Numerator for diluted net income per share	$730,380	$582,987	$641,209

Denominator for basic net income per share—weighted average shares	341,724	339,199	336,676
Impact of dilutive employee stock options (a)	3,049	4,263	6,106
Shares issued upon assumed conversion of convertible notes	—	1,445	3,946

Denominator for diluted net income per share	344,773	344,907	346,728

(a)	In fiscal 2004, 2003 and 2002, 7,527,000, 4,919,000 and 4,201,000 options, respectively, were not included in the net income per share calculation as the impact of such options was antidilutive.

Stock Options

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As of January 29, 2005, the Company had three long-term compensation plans, which are described in Note 9. The Company currently accounts for share-based payments to employees using APB No. 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

fiscal 2004, 2003 and 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant and the number of shares is fixed. Accordingly, the adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share in the following table. SFAS No. 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $40,745,000, $42,013,000 and $45,831,000 in fiscal 2004, 2003 and 2002, respectively.

SFAS No. 123R must be adopted no later than August 1, 2005 with early adoption permitted in periods in which the financial statements have not yet been issued. Effective at the beginning of fiscal 2005, the Company will adopt SFAS No. 123R using the “modified retrospective” method. The Company will restate its financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosure in the 2005 quarterly releases and 2005 Forms 10-Q.

The following table illustrates the pro forma effect on net income and net income per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

	Fiscal Year
	2004	2003 (Restated)	2002 (Restated)
	(In Thousands, Except Per Share Data)
Net income as reported	$730,380	$580,897	$635,470
Less total stock-based employee compensation expense determined under fair value method for all awards, net of tax	26,979	34,434	34,945

Pro forma net income	703,401	546,463	600,525
Impact of interest on convertible debt, net of tax	—	2,090	5,739

Pro forma diluted net income	$703,401	$548,553	$606,264

Net income per share:
Basic-as reported	$2.14	$1.71	$1.89
Basic-pro forma	$2.06	$1.61	$1.78

Diluted-as reported	$2.12	$1.69	$1.85
Diluted-pro forma	$2.04	$1.59	$1.75

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

The Black-Scholes model was used to estimate the fair value of options at grant date based on the following assumptions:

	Fiscal Year
	2004	2003	2002
Dividend yield	0%	0%	0%
Volatility	0.339	0.339	0.320
Risk-free interest rate	3.5%	3.5%	4.0%
Expected life in years	6.2	6.0	6.1
Weighted average fair value at grant date	$19.16	$20.49	$26.24

The SFAS No. 123 expense reflected above only includes options granted since fiscal 1995 and, therefore, may not be representative of future expense.

2.    Restatement of Financial Statements

Following a review of the Company’s lease accounting practices in the fourth quarter of fiscal 2004, the Company corrected its method of accounting for leases related to stores that are located on leased land as well as for certain stores with operating leases. To reflect this correction, the Company restated its consolidated financial statements beginning with fiscal 1998.

Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when actual rent payments began. Depreciation of the buildings, leasehold improvements and other long-lived assets on those properties occurred over a period that may have included both the initial non-cancelable lease and the option periods provided for in the lease.

The Company revised its accounting to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. This accounting adjustment resulted in the Company using a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term will be the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the building for initial setup of fixtures and merchandise.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Restatement of Financial Statements (continued)

Below is a summary of the effects of these changes on the Company’s consolidated balance sheet as of January 31, 2004, as well as the effects of these changes on the Company’s consolidated statements of income for fiscal years 2003 and 2002. The cumulative effect of the restatement relating to fiscal year 1988 through 2001 is an increase in the deferred rent liability of $37,223,000, an increase in depreciation and amortization expense of $3,004,000 and a decrease in deferred income tax liabilities of $15,563,000. As a result, retained earnings at February 2, 2002 decreased by $24,664,000. The Company did not present a summary of the impact of the restatement on the consolidated statements of cash flows for any of the above referenced fiscal years as the net impact for each fiscal year is zero.

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
	(In Thousands)
January 31, 2004
Property and equipment, net	$3,324,243	$(7,757)	$3,316,486
Income taxes payable	135,327	200	135,527
Deferred income taxes liability	236,712	(26,819)	209,893
Other long-term liabilities	72,069	61,690	133,759
Retained earnings	3,017,419	(42,830)	2,974,589

	Consolidated Statements of Income
	As previously reported	Adjustments	As Restated
	(In Thousands, Except per Share Data)
Fiscal year ended January 31, 2004
Selling, general and administrative expenses	$2,091,374	$10,298	$2,101,672
Depreciation and amortization	236,864	2,694	239,558
Preopening expenses	43,519	3,510	47,029
Operating income	1,023,304	(16,502)	1,006,802
Income before income taxes	950,373	(16,502)	933,871
Provision for income taxes	359,221	(6,247)	352,974
Net income	591,152	(10,255)	580,897
Net income per share:
Basic	$1.74	$(0.03)	$1.71
Diluted	$1.72	$(0.03)	$1.69

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Restatement of Financial Statements (continued)

	Consolidated Statements of Income
	As previously reported	Adjustments	As Restated
	(In Thousands, Except per Share Data)
Fiscal year ended February 1, 2003
Selling, general and administrative expenses	$1,817,968	$8,739	$1,826,707
Depreciation and amortization	191,439	2,058	193,497
Preopening expenses	39,278	1,920	41,198
Operating income	1,090,383	(12,717)	1,077,666
Income before income taxes	1,034,374	(12,717)	1,021,657
Provision for income taxes	390,993	(4,806)	386,187
Net income	643,381	(7,911)	635,470
Net income per share:
Basic	$1.91	$(0.02)	$1.89
Diluted	$1.87	$(0.02)	$1.85

See Note 11 for the impact of the restatement on fiscal 2004 and 2003 quarterly information.

3.    Selected Balance Sheet Information

Property and equipment consist of the following:

	January 29, 2005	January 31, 2004 (Restated)
	(In Thousands)
Land	$469,851	$360,765
Buildings and improvements	2,819,162	2,259,691
Store fixtures and equipment	1,218,858	1,062,956
Property under capital leases	120,240	88,840
Construction in progress	345,040	327,460

Total property and equipment	4,973,151	4,099,712
Less accumulated depreciation	985,206	783,226

	$3,987,945	$3,316,486

Depreciation expense for property and equipment, including property under capital leases, totaled $249,839,000, $207,053,000 and $167,231,000 for fiscal 2004, 2003 and 2002, respectively.

Accrued liabilities consist of the following:

	January 29, 2005	January 31, 2004
	(In Thousands)
Payroll and related fringe benefits	$72,521	$52,351
Sales and use taxes	121,620	93,103
Various liabilities to customers	124,325	99,139
Accrued construction costs	140,243	99,291
Other accruals	112,048	98,077

	$570,757	$441,961

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accounts Receivable Financing

The Company has an agreement with Preferred Receivables Funding Corporation, a certain investor and Bank One, as agent, under which the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables up to a maximum of $225 million. The agreement runs through December 15, 2005, and is renewable for one year intervals at the Company’s request and the investors’ option. No receivables were sold as of January 29, 2005, or January 31, 2004. For financial reporting purposes, receivables sold are treated as secured borrowings.

The cost of the current financing program is based on the bank’s conduit commercial paper rate, approximately 2.5% and 1.1% at January 29, 2005 and January 31, 2004, respectively, plus certain fees. The agreement is secured by interests in the receivables and contains covenants which require the Company to maintain a minimum portfolio quality and meet certain financial tests (see discussion of financial covenants in Note 5). As of January 29, 2005, the Company was in compliance with all financial tests.

Revenues from the Company’s credit program, net of operating expenses, are summarized in the following table:

	Fiscal Year
	2004	2003	2002
	(In Thousands)
Finance charges and other income	$214,772	$182,525	$155,580
Operating expenses:
Provision for doubtful accounts	44,641	43,945	43,739
Other credit and collection expenses	64,397	53,936	44,429

Total operating expenses	109,038	97,881	88,168

Net revenue of credit program included in selling, general and administrative expenses	$105,734	$84,644	$67,412

5.    Debt

Long-term debt consists of the following:

	January 29, 2005		January 31, 2004
Maturing	Weighted Average Effective Rate	Amount	Weighted Average Effective Rate	Amount
	($ In Thousands)
Notes and debentures:
Senior debt
2004		$—	6.57%	$10,000
2006 (a)	6.70%	100,000	6.70%	100,000
2011 (a)	6.59%	400,000	6.59%	400,000
2029 (a)	7.36%	200,000	7.36%	200,000
2033 (a)	6.05%	300,000	6.05%	300,000

Total notes and debentures	6.59%	1,000,000	6.59%	1,010,000
Capital lease obligations		110,256		81,936
Unamortized debt discount		(4,606)		(4,822)
Other		1,255		1,388
Less current portion		(3,464)		(12,529)

Long-term debt and capital leases		$1,103,441		$1,075,973

(a)	Non-callable and unsecured notes and debentures.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Debt (continued)

Using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements, the Company estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $1,124.4 million at January 29, 2005, and $1,104.2 million at January 31, 2004.

In July 2002, the Company executed two unsecured revolving bank credit facilities. The first is a $532 million facility maturing July 10, 2007. The second is a $133 million 364-day facility that is renewable at the Company’s request and at the banks’ option. The current term of this facility matures on July 8, 2005. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate. No amounts were outstanding on these facilities as of January 29, 2005 and January 31, 2004. Borrowings can fluctuate significantly during the year due to seasonal financing needs. The average amount of borrowings during fiscal 2004 was $76.1 million at a weighted average interest rate of 2.1%. The Company reached its highest short-term borrowing level for the year of $460.0 million on November 26, 2004.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests including a minimum coverage ratio of 2.5:1 and a maximum leverage ratio of 0.65:1. The coverage ratio is basically defined as net income before interest, taxes, depreciation, amortization and rent expense to rent plus net interest and the leverage ratio is defined as included indebtedness to capitalization. As of January 29, 2005, the Company was in compliance with all financial covenants of the debt agreements. The Company achieved a coverage ratio of 4.95:1 and a leverage ratio of 0.18:1.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $42.5 million and $52.0 million at January 29, 2005 and January 31, 2004, respectively.

Interest payments, net of amounts capitalized, were $63,750,000, $67,785,000 and $42,539,000 in fiscal 2004, 2003 and 2002, respectively.

Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $142,000 in 2005; $100,416,000 in 2006; $369,000 in 2007; $328,000 in 2008 and $0 in 2009.

6.    Commitments

The Company leases certain property and equipment. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the earlier of the date when the Company becomes legally obligated for the rent payments or, in the case of buildings, the date when the Company takes possession of the building for initial setup of fixtures and merchandise. Rent expense charged to operations was $308,608,000, $262,574,000 and $218,325,000 in fiscal 2004, 2003 and 2002, respectively. Rent expense includes contingent rents, based on sales, of $3,432,000, $3,265,000 and $4,025,000 in fiscal 2004, 2003 and 2002, respectively. In addition, many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at the Company’s option, that generally range from two additional five-year periods to eight ten-year periods.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments (continued)

Property under capital leases consists of the following:

	January 29, 2005	January 31, 2004
	(In Thousands)
Buildings and improvements	$118,014	$87,543
Equipment	2,225	1,297
Less accumulated amortization	21,621	16,788

	$98,618	$72,052

Amortization expense related to capital leases totaled $4,833,000, $3,226,000 and $1,864,000 for fiscal 2004, 2003 and 2002, respectively.

Future minimum lease payments at January 29, 2005, are as follows:

	Capital Leases	Operating Leases
	(In Thousands)
Fiscal Year:
2005	$12,169	$314,572
2006	12,182	324,013
2007	12,280	316,966
2008	12,469	311,076
2009	12,406	311,128
Thereafter	147,160	6,218,443

	208,666	$7,796,198

Less amount representing interest	98,410

Present value of minimum lease payments	$110,256

Included in the operating lease schedule above is $841.3 million of minimum lease payments for stores that will open in fiscal 2005 and 2006. The operating lease schedule includes $2,478.2 million for option periods on leases with cancellable options where failure to exercise such options would result in the recognition of accelerated depreciation expense of the related assets.

The Company recorded capital leases totaling $31.4 million and $33.0 million during fiscal 2004 and 2003, respectively. As of January 29, 2005, the Company had entered into capital leases of approximately $32.0 million related to stores to be opened in fiscal 2005 and 2006 which had not been recorded as the related buildings are under construction. The Company had also entered into capital leases of approximately $5.6 million related to equipment not yet in service as of January 29, 2005.

7.    Benefit Plans

The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $12,583,000, $10,053,000 and $10,933,000 in fiscal 2004, 2003 and 2002, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Benefit Plans (continued)

The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. The participants direct their contributions and/or their account balances among any of the Plan’s twelve investment alternatives. Total expense, net of forfeitures, was $3,743,000, $3,979,000 and $3,805,000 in fiscal 2004, 2003 and 2002, respectively.

The Company also made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. The participants direct these contributions and/or their account balances among any of the Plan’s twelve investment alternatives. The total contribution expense was $9,712,000, $8,420,000 and $7,316,000 in fiscal 2004, 2003 and 2002, respectively.

The Company also has a non-qualified deferred compensation plan offered to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. At January 29, 2005 and January 31, 2004 the liability under the plan, which is reflected in other long-term liabilities, was $25,967,000 and $22,717,000, respectively. The expense for fiscal 2004, 2003 and 2002 was immaterial.

8.    Income Taxes

Deferred income taxes consist of the following:

	January 29, 2005	January 31, 2004 (Restated)
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$361,695	$264,572
Deferred tax assets:
Merchandise inventories	34,320	35,040
Accrued and other liabilities	43,392	32,435
Accrued step rent liability	41,482	37,026

	119,194	104,501

Net deferred tax liability	$242,501	$160,071

The components of the provision for income taxes are as follows:

	Fiscal Year
	2004	2003 (Restated)	2002 (Restated)
	(In Thousands)
Current federal	$319,589	$258,357	$300,221
Current state	41,851	29,358	37,554
Deferred	82,430	65,259	48,412

	$443,870	$352,974	$386,187

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes (continued)

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	Fiscal Year
	2004	2003	2002
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.0	2.9	2.9
Other	(0.2)	(0.1)	(0.1)

Provision for income taxes	37.8%	37.8%	37.8%

Amounts paid for income taxes (in thousands)	$279,547	$253,552	$274,724

9.    Preferred and Common Stock

The Company’s authorized capital stock consists of 800,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock.

The Company’s 1994 and 2003 Long-Term Compensation Plans provide for the granting of various forms of equity-based awards, including restricted stock and options to purchase shares of the Company’s common stock, to officers and key employees. In January 2005, the Company issued 99,500 shares of restricted stock at a price of $49.27 to certain key executives. Compensation expense is recognized ratably over the three-year vesting period. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The following table presents the number of options and restricted stock initially authorized and available to grant under each of the plans:

	1994 Plan	1997 Plan	2003 Plan	Total
Options and restricted stock initially authorized	24,000,000	400,000	15,000,000	39,400,000
Options and restricted stock available for grant:
January 31, 2004	5,606,190	276,000	15,000,000	20,882,190
January 29, 2005	—	267,000	14,208,750	14,475,750

The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. The restricted stock vests in three equal installments over three years. Options that are surrendered or terminated without issuance of shares are available for future grants.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Preferred and Common Stock (continued)

The following table summarizes the Company’s stock option activity from February 2, 2002 through January 29, 2005:

	Number Of Options	Weighted Average Exercise Price
Balance at February 2, 2002	21,253,796	$29.87
Granted	333,788	67.30
Surrendered	(494,711)	53.75
Exercised	(2,183,605)	14.36

Balance at February 1, 2003	18,909,268	31.70
Granted	2,919,739	51.71
Surrendered	(1,094,219)	56.78
Exercised	(2,818,879)	16.41

Balance at January 31, 2004	17,915,909	35.85
Granted	2,177,589	47.84
Surrendered	(1,726,688)	47.67
Exercised	(3,203,495)	14.66

Balance at January 29, 2005	15,163,315	$40.70

In fiscal 2001, annual stock option awards were granted by the Company in the month of January. Beginning in fiscal 2002, the Company determined that annual awards to eligible associates would be considered in the first quarter of the subsequent fiscal year. All awards to outside directors during fiscal 2002, 2003 and 2004 were granted under the 1997 plan.

Options exercisable at:

	Shares	Weighted Average Exercise Price
January 29, 2005	9,816,584	$35.26
January 31, 2004	12,012,527	$29.23
February 1, 2003	12,851,841	$24.33

Additional information related to options outstanding at January 29, 2005, segregated by grant price range, is summarized below:

	Exercise Price Range
	$5.02 to $30.50	$30.51 to $50.39	$50.40 to $77.62
Options outstanding	4,791,778	5,987,363	4,384,174
Weighted average exercise price of options outstanding	$16.05	$43.54	$63.77
Weighted average remaining contractual life of options outstanding (years)	3.1	12.5	12.1
Options exercisable	4,525,778	2,636,748	2,654,058
Weighted average exercise price of options exercisable	$16.58	$37.74	$64.66

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

11.    Quarterly Financial Information (Unaudited)

Financial Information

	Fiscal Year 2004
	First (Restated)	Second (Restated)	Third (Restated)	Fourth	Total
	(In Thousands, Except Per Share Data)
Net sales	$2,380,173	$2,497,858	$2,743,882	$4,078,706	$11,700,619
Gross margin	847,437	910,049	985,551	1,370,590	4,113,627
Net income:
As previously reported	113,794	155,775	143,776	NA	NA
As restated	110,783	153,727	140,933	324,937	730,380
Basic shares	340,434	341,030	342,312	343,160	341,724
Basic net income per share:
As previously reported	$0.33	$0.46	$0.42	NA	NA
As restated	$0.33	$0.45	$0.41	$0.95	$2.14
Diluted shares	343,858	344,195	344,896	345,678	344,773
Diluted net income per share:
As previously reported	$0.33	$0.45	$0.42	NA	NA
As restated	$0.32	$0.45	$0.41	$0.94	$2.12

	Fiscal Year 2003 (Restated)
	First	Second	Third	Fourth	Total
	(In Thousands, Except Per Share Data)
Net sales	$2,117,744	$2,208,459	$2,393,950	$3,561,941	$10,282,094
Gross margin	741,265	736,803	815,342	1,101,651	3,395,061
Net income:
As previously reported	111,013	112,145	121,170	246,824	591,152
As restated	108,157	110,124	117,850	244,766	580,897
Basic shares	338,013	338,954	339,751	340,043	339,199
Basic net income per share:
As previously reported	$0.33	$0.33	$0.36	$0.73	$1.74
As restated	$0.32	$0.32	$0.35	$0.72	$1.71
Diluted shares	342,847	343,665	344,447	343,998	344,907	(a)
Diluted net income per share:
As previously reported	$0.32	$0.33	$0.35	$0.72	$1.72	(b)
As restated	$0.32	$0.32	$0.34	$0.71	$1.69	(b)

(a)	Diluted shares include 1,445,000 shares related to the assumed conversion of convertible debt securities.
(b)	For the period noted, the net income per share is calculated using the “if converted” method. The net income in the calculation of fiscal 2003 diluted net income per share includes interest on convertible debt securities, net of tax, of $2,090,000.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Quarterly Financial Information (Unaudited) (continued)

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

12.    Related Party

A director of the Company is also a shareholder of a law firm which performs legal services for the Company.

KOHL’S CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(In Thousands)
Accounts Receivable—Allowances:
Balance at Beginning of Year	$22,521	$20,880	$17,780
Charged to Costs and Expenses	44,641	43,945	43,739
Deductions—Bad Debts Written off, Net of Recoveries and Other Allowances	(42,505)	(42,304)	(40,639)

Balance at End of Year	$24,657	$22,521	$20,880

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/S/ R. LAWRENCE MONTGOMERY
R. Lawrence Montgomery
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ R. LAWRENCE MONTGOMERY	/S/ WILLIAM S. KELLOGG
R. Lawrence Montgomery Chairman, Chief Executive Officer and Director (Principal Executive Officer)	William S. Kellogg Director

/S/ KEVIN MANSELL	/S/ ARLENE MEIER
Kevin Mansell President and Director	Arlene Meier Chief Operating Officer, Treasurer and Director

/S/ JAY H. BAKER
Jay H. Baker Director	Steven A. Burd Director

Wayne Embry Director	James D. Ericson Director

/S/ JOHN F. HERMA
John F. Herma Director	Frank Sica Director

/S/ JUDY SPRIESER	/S/ PETER M. SOMMERHAUSER
Judy Sprieser Director	Peter M. Sommerhauser Director

/S/ R. ELTON WHITE	/S/ WESLEY S. MCDONALD
R. Elton White Director	Wesley S. McDonald Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 18, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

4.1	Five-Year Credit Agreement dated as of July 10, 2002 among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents, and The Bank of New York as Issuing Bank, Swing Line Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002.

4.2	Indenture dated as of December 1, 1995 between the Company and The Bank of New York as trustee, incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

4.3	First Supplemental Indenture dated as of June 1, 1999 between the Company and The Bank of New York, incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-83031).

4.4	Second Supplemental Indenture dated as of March 8, 2001 between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

4.5	Third Supplemental Indenture dated January 15, 2002 between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.6 of the Company’s registration statement on Form S-3 (Reg. No. 333-83788), filed on March 6, 2002.

4.6	Certain other long-term debt is described in Note 5 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 5 and not filed herewith.

10.1	364-Day Credit Agreement dated as of July 10, 2002 among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents and The Bank of New York, as Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002.

10.2	Extension No. 1, Waiver No. 1 and Amendment No. 1, dated as of June 30, 2003, under the 364-Day Credit Agreement, dated as of July 10, 2002, among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents, and The Bank of New York, as the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2003.

10.3	Extension No. 2 and Amendment No. 2, dated as of June 22, 2004, under the 364-Day Credit Agreement, dated as of July 10, 2002, among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents, and The Bank of New York, as the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2004.

10.4	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.5	Kohl’s Corporation 2005 Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 10, 2004.*

10.6	Summary of Executive Medical Plan.*

10.7	Summary of Executive Life and Accidental Death and Dismemberment Plans.*

10.8	Summary of Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.9	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.10	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.11	2003 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.12	Form of Executive Stock Option Award, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.13	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.14	Form of Outside Director Stock Option Award.*

10.15	Employment Agreement between the Company and William S. Kellogg dated April 30, 1992, incorporated herein by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (File No. 33- 46883).*

10.16	Employment Agreement between the Company and Jay H. Baker dated April 30, 1992, incorporated herein by reference to Exhibit 10.7 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.17	Employment Agreement between the Company and John F. Herma dated April 30, 1992, incorporated herein by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 33- 46883).*

10.18	Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.19	Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.20	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Montgomery, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the Fiscal year ended January 30, 1999.*

10.21	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Mansell, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

10.22	First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.23	Employment Agreement between the Company and Arlene Meier dated November 15, 2000, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.24	Amendment to Employment Agreement between the Company and Mr. Kellogg, dated January 31, 2004, incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.25	Amendment to Employment Agreement between the Company and Mr. Baker, dated January 31, 2004, incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.26	Amendment to Employment Agreement between the Company and Mr. Herma, dated January 31, 2004, incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.27	Second Amendment to Employment Agreement between the Company and Mr. Montgomery, dated January 31, 2004, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.28	Amendment to Employment Agreement between the Company and Mr. Mansell, dated January 31, 2004, incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.29	Amendment to Employment Agreement between the Company and Ms. Meier, dated January 31, 2004, incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.30	Form of Executive Employment Agreement.*

10.31	Form of Restricted Stock Agreement.*

10.32	Summary of Outside Director Compensation.*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements Regarding Forward-Looking Information and Risk Factors.

*	A management contract or compensatory plan or arrangement.