Form 10-Q
period 2005-04-30
KOHLS CORPORATION
filed 2005-06-03
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 24, 2005 Common Stock, Par Value $0.01 per Share, 343,781,179 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 30, 2005	January 29, 2005 (restated - see Note 3)	May 1, 2004 (restated - see Note 3)
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,729	$116,717	$99,810
Short-term investments	—	88,767	—
Accounts receivable, net	1,309,303	1,389,632	1,113,928
Merchandise inventories	2,112,753	1,946,977	1,862,195
Deferred income taxes	3,322	54,050	30,612
Other	106,060	47,294	100,379

Total current assets	3,651,167	3,643,437	3,206,924

Property and equipment, net	4,105,623	3,987,945	3,440,274
Favorable lease rights, net	221,775	224,903	233,326
Goodwill	9,338	9,338	9,338
Other assets	112,675	113,676	105,293

Total assets	$8,100,578	$7,979,299	$6,995,155

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$686,743	$704,655	$746,449
Accrued liabilities	477,720	570,757	352,872
Income taxes payable	55,961	177,182	40,351
Short-term debt	190,000	—	110,000
Current portion of long-term debt and capital leases	105,038	3,464	2,760

Total current liabilities	1,515,462	1,456,058	1,252,432

Long-term debt and capital leases	1,018,033	1,103,441	1,088,663
Deferred income taxes	226,428	229,381	168,341
Other long-term liabilities	161,490	156,521	139,853

Shareholders’ equity:
Common stock	3,437	3,433	3,409
Paid-in capital	1,522,101	1,501,572	1,413,889
Retained earnings	3,653,627	3,528,893	2,928,568

Total shareholders’ equity	5,179,165	5,033,898	4,345,866

Total liabilities and shareholders’ equity	$8,100,578	$7,979,299	$6,995,155

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended
	April 30, 2005	May 1, 2004 (restated - see Note 3)
Net sales	$2,742,838	$2,380,173
Cost of merchandise sold	1,759,638	1,532,736

Gross margin	983,200	847,437

Operating expenses:
Selling, general, and administrative	672,915	580,625
Depreciation and amortization	80,006	66,653
Preopening expenses	12,579	19,420

Operating income	217,700	180,739

Interest expense, net	17,162	15,004

Income before income taxes	200,538	165,735
Provision for income taxes	75,804	62,651

Net income	$124,734	$103,084

Net income per share:

Basic
Basic	$0.36	$0.30
Average number of shares	343,526	340,434

Diluted
Diluted	$0.36	$0.30
Average number of shares	345,906	343,858

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 29, 2005 (previously reported)	343,345	$3,433	$1,258,326	$3,704,969	$4,966,728
Cumulative effect of restatement on prior years (see note 3)	—	—	243,246	(176,076)	67,170

Balance at January 29, 2005 (restated)	343,345	$3,433	$1,501,572	$3,528,893	$5,033,898
Exercise of stock options	414	4	7,317	—	7,321
Income tax benefit from exercise of stock options	—	—	3,564	—	3,564
Share-based compensation expense	—	—	9,648	—	9,648
Net income	—	—	—	124,734	124,734

Balance at April 30, 2005	343,759	$3,437	$1,522,101	$3,653,627	$5,179,165

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months (13 Weeks) Ended
	April 30, 2005	May 1, 2004 (restated - see Note 3)
Operating activities

Net income	$124,734	$103,084
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	80,189	66,833
Amortization of debt discount	53	53
Share-based compensation	9,608	12,378
Excess tax benefits from share-based compensation	(3,564)	(4,968)
Deferred income taxes	47,775	40,672
Changes in operating assets and liabilities:
Accounts receivable, net	80,329	36,229
Merchandise inventories	(165,776)	(255,205)
Other current assets	(58,766)	(29,485)
Accounts payable	(17,912)	213,850
Accrued and other long-term liabilities	(88,068)	(82,995)
Income taxes	(117,657)	(87,977)

Net cash (used in) provided by operating activities	(109,055)	12,469

Investing activities

Acquisition of property and equipment and favorable lease rights	(169,910)	(167,873)
Net sales of short-term investments	88,767	34,285
Other	(6,655)	(7,650)

Net cash used in investing activities	(87,798)	(141,238)

Financing activities

Proceeds from short-term debt	175,000	50,000
Net borrowings under credit facilities	15,000	60,000
Excess tax benefits from share-based compensation	3,564	4,968
Payments of other long-term debt	(1,020)	(10,819)
Proceeds from stock option exercises	7,321	11,682

Net cash provided by financing activities	199,865	115,831

Net increase (decrease) in cash and cash equivalents	3,012	(12,938)
Cash and cash equivalents at beginning of period	116,717	112,748

Cash and cash equivalents at end of period	$119,729	$99,810

Supplemental Information:
Interest paid, net of capitalized interest	$17,419	$15,587
Income taxes paid	$145,725	$114,699

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

2. Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the fiscal 2005 presentation.

3. Stock Based Compensation

As of April 30, 2005, the Company has three long-term compensation plans. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including restricted stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The following table presents the number of options and restricted stock initially authorized and available to grant under each of the plans:

	1994 Plan	1997 Plan	2003 Plan	Total
Options and restricted stock initially authorized	24,000,000	400,000	15,000,000	39,400,000
Options and restricted stock available for grant:
January 29, 2005	—	267,000	14,208,750	14,475,750
April 30, 2005	—	267,000	12,017,330	12,284,330

The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. Outside directors’ stock options vest in three equal annual installments. The restricted stock vests in three equal annual installments. Options that are surrendered or terminated without issuance of shares are available for future grants.

Prior to January 30, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and the related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock Based Compensation.” No share based employee compensation cost related to stock options was recognized in the Consolidated Statements of Income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the number of shares was fixed.

Effective January 30, 2005, the Company adopted the fair value recognition provisions of Statements of Financial Accounting Standards (SFAS) 123(R), “Share Based Payments,” using the “modified retrospective” method, which requires the prior period financial statements to be restated under the provisions of SFAS 123(R) to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures. The restatements for each of the 2004 fiscal quarters will be included in Kohl’s 2005 quarterly filings on Forms 10-Q.

As a result of adopting SFAS 123(R), the Company’s income before income taxes for the period ended April 30, 2005 and May 1, 2004 are $8.8 million and $12.4 million lower, respectively, than if it had continued to account for the share-based compensation under APB No. 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows resulting from the tax deductions in excess of the compensation costs recognized for those options be classified as financing cash flows.

The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these restatements:

	May 1, 2004
(In thousands)	As previously reported	Share-based Compensation	As restated
Selected Balance Sheet Data:
Deferred income tax liabilities	$233,305	$(64,964)	$168,341
Paid-in capital	1,192,129	221,760	1,413,889
Retained earnings	3,085,364	(156,796)	2,928,568

	January 29, 2005
(In thousands)	As previously reported	Share-based Compensation	As restated
Selected Balance Sheet Data:
Deferred income tax liabilities	$296,551	$(67,170)	$229,381
Paid-in capital	1,258,326	243,246	1,501,572
Retained earnings	3,704,969	(176,076)	3,528,893

	Three Months Ended May 1, 2004
(In thousands, except per share data)	As previously reported	Share-based Compensation	As restated
Selected Statement of Income Data:
Net income	$110,783	$(7,699)	$103,084
Basic earnings per share	0.33	(0.03)	0.30
Diluted earnings per share	0.32	(0.02)	0.30

SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees be measured at fair value and recognized as compensation expense over the vesting period. The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected life of the option, risk-free interest rate and dividend yield. The Black-Scholes model was used to estimate the fair value of options at grant date based on the following assumptions:

	Fiscal Year
	2005	2004
Dividend yield	0%	0%
Volatility	0.342	0.339
Risk-free interest rate	3.8%	3.5%
Expected life in years	6.5	6.2
Weighted average fair value at grant date	$19.66	$19.16

The expected volatility assumption used by the Company is based on the historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the option and the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury bond rates. The dividend yield represents the expected dividends on the Company stock for the expected term of the option.

The following table summarizes the Company’s stock option activity from January 29, 2005 through April 30, 2005:

	Number Of Options	Weighted Average Exercise Price
Balance at January 29, 2005	15,163,315	$40.70
Granted	2,098,659	46.89
Surrendered	(91,201)	56.64
Exercised	(413,585)	17.70

Balance at April 30, 2005	16,757,188	$41.97

The aggregate intrinsic value of the options outstanding at April 30, 2005 was $94.4 million and the aggregate intrinsic value of the options exercisable at April 30, 2005 was $101.9 million.

SFAS 123(R) requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the quarter ended April 30, 2005.

As of April 30, 2005, there was $106.8 million of unearned compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total compensation cost recognized related to options during the quarters ended April 30, 2005 and May 1, 2004 was $8.8 million and $12.4 million, respectively. These amounts were expensed and included in selling, general and administrative (S,G & A) expenses in the accompanying Condensed Consolidated Statements of Income.

Additional information related to options outstanding at April 30, 2005, segregated by grant price range, is summarized below:

	Exercise Price Range
	$5.42 to $23.47	$23.48 to $41.52	$41.53 to $49.57	$49.58 to $59.35	$59.36 to $77.62
Options outstanding	3,321,905	3,425,668	3,607,238	2,962,406	3,439,971
Weighted average exercise price of options outstanding	$11.72	$33.33	$46.99	$51.71	$66.11
Weighted average remaining contractual life of options outstanding (years)	3.7	9.2	14.4	12.8	11.4
Options exercisable	3,097,555	3,318,568	300,970	1,261,290	2,682,946
Weighted average exercise price of options exercisable	$12.09	$33.26	$48.81	$51.87	$66.22

The aggregate intrinsic value of the options exercised during the first quarters ended April 30, 2005 and May 1, 2004 was $13.8 million and $26.3 million, respectively.

The Company has awarded restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period. The Company’s restricted stock activity during the quarter ended April 30, 2005 follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 29, 2005	99,500	$49.27
Granted	105,492	$47.66
Vested	—	—
Forfeited	—	—
Nonvested at April 30, 2005	204,992	$48.44

As of April 30, 2005, there was $9.0 million of unearned compensation cost related to the restricted stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.7 years. The total compensation expense recognized related to restricted stock during the quarter ended April 30, 2005 was $0.8 million. There were no shares of restricted stock issued as of May 1, 2004.

4. Merchandise Inventories

The Company uses the last–in, first-out (LIFO) method of accounting for merchandise inventories. The Company’s LIFO expense was $0 for the three months ended April 30, 2005 and May 1, 2004. Inventories would have been $2.4 million higher at April 30, 2005 and January 29, 2005, if they had been valued using the first-in, first-out (FIFO) method. The LIFO cost of merchandise was equal to the FIFO cost of merchandise as of May 1, 2004.

5. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

6. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	April 30, 2005	May 1, 2004 (restated)
	(In Thousands)
Numerator for basic and diluted earnings per share	$124,734	$103,084

Denominator for basic earnings per share – weighted average shares	343,526	340,434
Impact of diluted employee stock options and restricted stock (a)	2,380	3,424

Denominator for diluted earnings per share	345,906	343,858

(a)	For the three months ended April 30, 2005 and May 1, 2004, 7,600,349 and 8,225,190 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company focus in 2005 is to return to comparable store sales increases in the mid-single digit range by attracting new customers and encouraging existing customers to shop more frequently while maintaining its strong relationship with Kohl’s charge card customers. In order to do this, the Company will continue to focus on newness in merchandise content through the addition of new brands and faster turnover of merchandise offerings as well as differentiate its marketing to increase customer traffic into the stores.

The Company also continues to focus on newness in merchandise content by expanding existing brands and introducing new brands. The Company’s beauty business was rolled out to 311 additional stores during the first quarter and is now in approximately 600 stores. The beauty business, first introduced in 288 of the Company’s stores in the third quarter of fiscal 2004, consists of exclusive lines of makeup, skin care and skin treatment products that were developed in partnership with the Estee Lauder companies. The chainwide beauty business rollout is expected to be completed in the third quarter of 2005.

During the first quarter, the Chaps brand was introduced in men’s in sportswear and suit separates. In addition, Axcess was introduced into suit separates to supplement the dress wear business. In women’s sportswear, causal assortments from Axcess were launched in all stores and Nine & Company casual wear is being tested in 150 stores during the Spring season with an expected rollout to the remaining stores in Fall 2005. Apt. 9 will also be expanded into casual sportswear in Fall 2005. Other brand extensions included Daisy Fuentes and Apt. 9 in special sizes and Apt. 9 in jewelry.

During the third quarter, the Company will launch the Candies brand in juniors and girls, accessories and shoes. On May 11, 2005, the Company announced a licensing arrangement with Quiksilver, Inc. that will allow the Company to sell Tony Hawk merchandise on an exclusive basis. The Tony Hawk merchandise line is expected to be launched in the Company’s boys and young men’s departments during the Spring of 2006.

As mentioned earlier, the Company is focused on attracting new customers and increasing the shopping frequency of its existing customers. In order to achieve this goal, the Company has developed a fully integrated marketing approach using circulars, direct mail, radio, magazines, internet and television to brand Kohl’s. This strategy in the first quarter focused on spring fashion. The Company’s marketing strategies will continue to evolve as it seeks new and exciting ways to reach its customers.

The Company continues to be committed to maintaining appropriate inventory levels and to ensuring a positive in-store experience for its customers. The Company’s total inventory levels at April 30, 2005 increased approximately 13% from the May 1, 2004 level while average inventory dollars per store were flat to last year. The Company remains committed to being in-stock on basics and key item programs. By flowing goods more frequently, the Company is able to adjust by reducing the flow of slow-selling products or increasing the flow of receipts based on rate of sale.

Appropriate inventory levels allow for an easier shopping experience for the Company’s customer. The Company continues to reinforce standards to ensure uniform spacing between fixtures and standardization of the number of items per fixture. Improvements were also made to in-store merchandise presentation in the quarter including changes in adjacencies, wall presentation and graphics as well as the addition of forms to highlight outfits in women’s.

The financial performance in the first quarter with a total sales increase of 15.2% and comparable store sales increase of 3.7%, resulting in net income growth of 21%, gives the Company confidence that the strategies it is employing will be successful in 2005.

Results	of Operations

Expansion	Update

At April 30, 2005, the Company operated 669 stores compared with 589 stores at the same time last year. Total square feet of selling space increased 14.6% from 45.2 million at May 1, 2004 to 51.7 million at April 30, 2005. The Company successfully opened 32 new stores during the quarter, including entering the Buffalo, New York market with three new stores. In addition, the Company opened seven stores in the Southeast region, six stores in the Midwest region and four stores each in the Mid-Atlantic, Northeast, South Central and Southwest regions.

The Company will open one store in May 2005 and approximately 62 additional stores in the third fiscal quarter of the current year. In August 2005, the Company will open four new stores. The remaining stores, including entries in the Jacksonville and Orlando, Florida markets, will open in October 2005.

Net Sales

Net sales increased $362.6 million or 15.2% to $2,742.8 million for the three months ended April 30, 2005, from $2,380.2 million for the three months ended May 1, 2004. Net sales increased $278.7 million due to the opening of 32 new stores in the first quarter of 2005 and the inclusion of 95 new stores opened in fiscal 2004. The remaining $83.9 million increase is attributable to an increase in comparable store sales of 3.7%. Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. The Accessories business led the Company in comparable store sales for the quarter, while the Children’s business was the most difficult. All regions had a positive comparable store sales performance, with the Northeast having the strongest performance.

Gross Margin

Gross margin increased $135.8 million to $983.2 million for the three months ended April 30, 2005, from $847.4 million for the three months ended May 1, 2004. Gross margin increased $85.6 million due to the opening of 32 new stores in the first quarter of 2005 and the inclusion of 95 new stores opened in fiscal 2004. Comparable store gross margin increased $50.2 million. The Company’s gross margin as a percent of net sales was 35.8% for the three months ended April 30, 2005, compared to 35.6% for the three months ended May 1, 2004, an increase of 24 basis points. The improvement in gross margin was a result of the Company’s inventory management initiatives which included more frequent flow of merchandise, improved store allocation and better merchandise content. The majority of the improvement was a result of rate increases in Women’s and Men’s apparel.

Operating Expenses

Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $92.3 million or 15.9% to $672.9 million for the three months ended April 30, 2005, from $580.6 million for the three months ended May 1, 2004. The S,G&A expenses increased to 24.5% of net sales for the three months ended April 30, 2005, from 24.4% of net sales for the three months ended May 1, 2004, an increase of 14 basis points. Store operating expenses increased 18.8%, due to the Company’s square footage growth and the rollout of cosmetics in March 2005 to 311 stores. S,G&A expenses as a percent of sales related to distribution center costs declined by 16 basis points, credit costs declined by 9 basis points, other corporate expenses declined by 7 basis points and advertising costs remained flat to last year as a percent of sales.

Depreciation and amortization for the three months ended April 30, 2005, was $80.0 million compared to $66.7 million for the three months ended May 1, 2004. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended April 30, 2005, was $12.6 million compared to $19.4 million for the three months ended May 1, 2004. The decrease is primarily due to a decrease in the number of new stores opened during the quarter and the timing of related expenses. The Company opened 32 new stores during the three months ended April 30, 2005 compared to 47 new stores opened during the three months ended May 1, 2004.

Operating Income

As a result of the above factors, operating income for the three months ended April 30, 2005, was $217.7 million or 7.9% of net sales compared to $180.7 million or 7.6% of net sales for the three months ended May 1, 2004, an increase of 20.4% from last year.

Net Interest Expense

Net interest expense for the three months ended April 30, 2005, was $17.2 million compared to $15.0 million for the three months ended May 1, 2004.

Net Income

Net income for the three months ended April 30, 2005, was $124.7 million compared to $103.1 million for the three months ended May 1, 2004, an increase of 21.0% from last year. Earnings were $0.36 per diluted share for the three months ended April 30, 2005, compared to $0.30 per diluted share for the three months ended May 1, 2004.

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

Operating Activities. Cash flow used in operations was $109.1 million for the three months ended April 30, 2005, compared to cash provided by operations of $12.5 million for the three months ended May 1, 2004. The primary sources of cash flow for the three months ended April 30, 2005, was net income of $124.7 million and an $80.3 million decrease in net accounts receivable. The primary uses of cash flow for the three months ended April 30, 2005, was an increase of merchandise inventory of $165.8 million and a decrease in income taxes payable of $117.7 million. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by the Company’s proprietary accounts receivable and lines of credit available under its revolving credit facilities.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	April 30, 2005	January 29, 2005	May 1, 2004 (restated)
Working Capital (In Thousands)	$2,135,705	$2,187,379	$1,954,492
Current Ratio	2.41:1	2.50:1	2.56:1
Debt/Capitalization	20.2%	18.0%	21.7%

The Company’s net accounts receivable balance at April 30, 2005 decreased $80.3 million from the January 29, 2005 balance due to the seasonality of the Company’s business. The accounts receivable balance typically peaks during the holiday season. The April 30, 2005 net accounts receivable balance increased $195.4 million or 17.5% over the May 1, 2004 balance. The increase is primarily due to a 21.9% increase in proprietary credit card sales, offset by increased payment rates. Write-offs of uncollectible accounts decreased to 1.1% of Kohls charge sales this year compared to 1.2% last year. As a result, the allowance for doubtful accounts was reduced to 1.8% of gross accounts receivable at April 30, 2005, compared to 1.9% at May 1, 2004. The following table summarizes information related to the Company’s proprietary credit card receivables:

	April 30, 2005	January 29, 2005	May 1, 2004
	(In Thousands)
Gross accounts receivable	$1,333,730	$1,414,289	$1,135,400
Allowance for doubtful accounts (a)	$24,427	$24,657	$21,472
Allowance as a % of gross accounts receivable	1.8%	1.7%	1.9%
Accounts receivable turnover (rolling 4 quarters) (b)	3.8x	3.8x	3.6x
Proprietary credit card share (c)	39.6%	39.2%	37.5%
Accounts over 60 days past due	2.6%	2.5%	2.7%

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries, for the three months ended April 30, 2005 were 0.9% of average accounts receivable compared to 1.0% of average accounts receivable for the three months ended May 1, 2004.

(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.
(c)	Proprietary credit card share is calculated for the three months ended April 30, 2005, and May 1, 2004 and the twelve months ended January 29, 2005.

The Company’s merchandise inventories increased $250.6 million, or 13.5% from the May 1, 2004 balance due to the increase in the number of stores. On an average store basis, the inventory at April 30, 2005 was flat to the May 1, 2004 balance. The Company’s merchandise inventories increased $165.8 million, or 8.5% from the January 29, 2005 balance due to normal business seasonality and the opening of 32 new stores. Accounts payable decreased $59.7 million from May 1, 2004, and decreased $17.9 million from January 29, 2005. Accounts payable as a percent of inventory at April 30, 2005, was 32.5%, compared to 40.1% last year. The change in accounts payable is partially due to opening 15 fewer stores in the first quarter this year, compared to the first quarter last year. All new stores receive extended payment terms, which increases accounts payable. Income taxes payable increased $15.6 million from May 1, 2004, primarily due to an increase in net income. Income tax payable decreased $121.2 million from the January 29, 2005 balance, primarily due to tax payments of $145.7 million, offset by a 21% increase in net income. This was offset by the tax benefit on stock options of $3.5 million.

Investing Activities. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights for the three months ended April 30, 2005, were $169.9 million compared to the $167.9 million for the same period a year ago.

Total capital expenditures for fiscal 2005 are expected to be approximately $875 million. This estimate includes new store spending as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of opening distribution centers.

Financing Activities. The Company expects to fund growth by internally generated cash flow, however the Company may periodically access the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has two unsecured revolving bank credit facilities (“revolvers”) totaling $665 million. The Company also has a $225 million Receivable Purchase Agreement (RPA) under which the Company periodically sells an undivided interest in its private label credit card receivables. For financial reporting purposes, receivables sold are treated as secured borrowings. At April 30, 2005, accounts receivable of $175.0 million were sold and $15.0 million was outstanding under the revolvers. At May 1, 2004, accounts receivable of $50.0 million were sold and $60.0 million was outstanding under the revolvers.

Contractual Obligations

The Company has aggregate contractual obligations of $10,787.9 million related to debt repayments, capital leases, operating leases and royalties as follows:

	Fiscal Year
	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
	(In Thousands)
Short and long-term debt (a)	$239,339	$162,543	$59,144	$59,104	$58,775	$1,809,949	$2,388,854
Capital leases (a)	11,078	14,761	14,848	15,027	13,777	162,310	231,801
Operating leases	239,592	332,469	328,893	323,652	323,929	6,539,055	8,087,590
Royalties	4,111	6,786	14,087	15,500	17,950	21,188	79,622

Total	$494,120	$516,559	$416,972	$413,283	$414,431	$8,532,502	$10,787,867

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs which total $1,202.2 million and $105.4 million, respectively.

The Company has entered into future capital lease commitments for buildings that total approximately $43.8 million at April 30, 2005, which have not been recorded as the related buildings are under construction.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $40.0 million, at April 30, 2005. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests. As of April 30, 2005, the Company was in compliance with all financial covenants of the debt agreements.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of April 30, 2005. All purchase obligations are cancelable and therefore are not included in the above table.

The Company has not created, and is not party to, any special-purpose or off- balance sheet entities for the purpose of raising capital, incurring debt or operating the

Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

Insurance Reserve Estimates

The Company uses a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which the Company operates could result in a change to the required reserve levels. Under its workers’ compensation and general liability insurance policies, the Company retains the initial risk of $500,000 and $250,000, respectively, per occurrence. The Company also has a lifetime medical payment limit per person of $1 million.

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.8% in 2005 and 2004. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At April 30, 2005, the Company’s fixed rate long-term debt, excluding capital leases, was $996.7 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at April 30, 2005, changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million.

During the first three months of 2005, average borrowings under the Company’s variable rate credit facilities, the revolver and the RPA, were $46.0 million. If interest rates on the average fiscal 2005 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $460,000 assuming comparable borrowing levels.

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

Forward Looking Statements

Items 2 and 3 of this Form 10-Q contain “forward looking statements,” subject to protections under federal law. The Company intends words such as “believes,” “anticipates,” “plans,” “may,” “will,” “should,” “expects,” and similar expressions to identify forward-looking statements. In addition, statements covering the Company’s future sales or financial performance and the Company’s plans, objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company’s liquidity, planned capital expenditures, future store openings and adequacy of capital resources and reserves. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward looking statements. These risks and uncertainties include but are not limited to those described in Exhibit 99.1 to the Company’s annual report on Form 10-K filed with the SEC on March 18, 2005, which is expressly incorporated herein by reference, and such other factors as may periodically be described in the Company’s filings with the SEC.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 4. Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Kohl’s Corporation was held on April 27, 2005:

1.	To elect four directors to serve for a three-year term;

2.	To ratify the appointment of Ernst & Young LLP as independent auditors;

3.	To vote on two shareholder proposals; and

4.	To act upon any other business that may properly come before the meeting or any adjournment thereof

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

The results of the voting were as follows:

1.	Election of directors:

James D. Ericson

For – 281,377,243 shares

Withheld – 26,718,641 shares

William S. Kellogg

For – 274,141,916 shares

Withheld – 33,953,968 shares

Arlene Meier

For – 274,091,197 shares

Withheld – 34,004,687 shares

R. Elton White

For – 278,543,246 shares

Withheld – 29,552,638 shares

2.	Ratification of Ernst & Young LLP as independent auditors:

For – 302,300,529 shares

Against – 4,086,960 shares

Abstain – 1,708,395 shares

3.	Shareholder proposal requesting that the Board of Directors to take necessary steps to declassify the Board of Directors:

For – 178,689,736 shares

Against – 96,921,445 shares

Abstain – 1,921,254 shares

Broker Non-Votes – 30,563,449 shares

4.	Shareholder proposal requesting the Board of Directors to seek shareholder approval of certain severance agreements with senior executives:

For – 146,780,002 shares

Against – 128,713,435 shares

Abstain – 2,038,998 shares

Broker Non-Votes – 30,563,449 shares

Item 6. Exhibits

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

Kohl’s Corporation (Registrant)

Date: June 3, 2005	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: June 3, 2005	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer