Form 10-Q
period 2005-07-30
KOHLS CORPORATION
filed 2005-09-02
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 31, 2005 Common Stock, Par Value $0.01 per Share, 344,665,544 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 30, 2005	January 29, 2005 (restated - see Note 3)	July 31, 2004 (restated - see Note 3)
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,319	$116,717	$105,173
Short-term investments	140,014	88,767	164,043
Accounts receivable, net	1,296,406	1,389,632	1,093,455
Merchandise inventories	2,197,331	1,946,977	1,776,212
Deferred income taxes	7,013	54,050	37,804
Other	82,319	47,294	82,501

Total current assets	3,833,402	3,643,437	3,259,188

Property and equipment, net	4,288,054	3,987,945	3,657,880
Favorable lease rights, net	218,577	224,903	230,533
Goodwill	9,338	9,338	9,338
Other assets	114,665	113,676	106,660

Total assets	$8,464,036	$7,979,299	$7,263,599

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$966,572	$704,655	$788,707
Accrued liabilities	487,100	570,757	443,348
Income taxes payable	82,102	177,182	107,243
Current portion of long-term debt and capital leases	105,539	3,464	2,843

Total current liabilities	1,641,313	1,456,058	1,342,141

Long-term debt and capital leases	1,036,172	1,103,441	1,091,421
Deferred income taxes	224,255	229,381	178,694
Other long-term liabilities	167,494	156,521	144,412

Shareholders’ equity:
Common stock	3,443	3,433	3,411
Paid-in capital	1,550,546	1,501,572	1,428,043
Retained earnings	3,840,813	3,528,893	3,075,477

Total shareholders’ equity	5,394,802	5,033,898	4,506,931

Total liabilities and shareholders’ equity	$8,464,036	$7,979,299	$7,263,599

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 30, 2005	July 31, 2004 (restated - see Note 3)	July 30, 2005	July 31, 2004 (restated - see Note 3)
Net sales	$2,888,078	$2,497,858	$5,630,916	$4,878,031
Cost of merchandise sold	1,819,493	1,587,809	3,579,131	3,120,545

Gross margin	1,068,585	910,049	2,051,785	1,757,486

Operating expenses:
Selling, general, and administrative	672,470	582,822	1,345,385	1,163,447
Depreciation and amortization	82,623	71,382	162,629	138,035
Preopening expenses	4,092	4,689	16,671	24,109

Operating income	309,400	251,156	527,100	431,895

Interest expense, net	16,303	14,983	33,465	29,987

Income before income taxes	293,097	236,173	493,635	401,908
Provision for income taxes	105,911	89,273	181,715	151,924

Net income	$187,186	$146,900	$311,920	$249,984

Net income per share:

Basic
Basic	$0.54	$0.43	$0.91	$0.73
Average number of shares	344,066	341,030	343,796	340,732

Diluted
Diluted	$0.54	$0.43	$0.90	$0.73
Average number of shares	346,772	344,195	346,586	343,981

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 29, 2005 (previously reported)	343,345	$3,433	$1,258,326	$3,704,969	$4,966,728
Cumulative effect of restatement on prior years (see Note 3)	—	—	243,246	(176,076)	67,170

Balance at January 29, 2005 (restated)	343,345	$3,433	$1,501,572	$3,528,893	$5,033,898
Exercise of stock options	1,028	10	18,241	—	18,251
Income tax benefit from exercise of stock options	—	—	9,606	—	9,606
Share-based compensation expense	—	—	21,127	—	21,127
Net income	—	—	—	311,920	311,920

Balance at July 30, 2005	344,373	$3,443	$1,550,546	$3,840,813	$5,394,802

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months (26 Weeks) Ended
	July 30, 2005	July 31, 2004 (restated - see Note 3)
Operating activities

Net income	$311,920	$249,984
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	162,995	138,393
Amortization of debt discount	108	108
Share-based compensation	21,040	23,354
Excess tax benefits from share-based compensation	(9,606)	(3,473)
Deferred income taxes	41,911	43,833
Changes in operating assets and liabilities:
Accounts receivable, net	93,226	56,702
Merchandise inventories	(250,354)	(169,222)
Other current assets	(35,025)	(11,607)
Accounts payable	261,917	256,108
Accrued and other long-term liabilities	(72,684)	12,040
Income taxes	(85,474)	(22,505)

Net cash provided by operating activities	439,974	573,715

Investing activities

Acquisition of property and equipment and favorable lease rights	(404,231)	(443,317)
Net purchases of short-term investments	(51,247)	(129,758)
Other	(16,316)	(16,359)

Net cash used in investing activities	(471,794)	(589,434)

Financing activities

Excess tax benefits from share-based compensation	9,606	3,473
Payments of other long-term debt	(2,435)	(11,559)
Payments of financing fees on debt	—	(62)
Proceeds from stock option exercises	18,251	16,292

Net cash provided by financing activities	25,422	8,144

Net decrease in cash and cash equivalents	(6,398)	(7,575)
Cash and cash equivalents at beginning of period	116,717	112,748

Cash and cash equivalents at end of period	$110,319	$105,173

Supplemental information:
Interest paid, net of capitalized interest	$34,435	$30,715
Income taxes paid	$225,674	$130,656

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

3. Stock Based Compensation

As of July 30, 2005, the Company has three long-term compensation plans. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including restricted stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The following table presents the number of options and restricted stock initially authorized and available to grant under each of the plans:

	1994 Plan	1997 Plan	2003 Plan	Total
Options and restricted stock initially authorized	24,000,000	400,000	15,000,000	39,400,000
Options and restricted stock available for grant:
January 29, 2005	—	267,000	14,208,750	14,475,750
July 30, 2005	—	244,500	11,831,575	12,076,075

The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. Outside directors’ stock options vest in three equal annual installments. The restricted stock vests in three equal annual installments. Options that are surrendered or terminated without issuance of shares are available for future grants.

On January 30, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-based Payments,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company adopted the “modified retrospective” method, which requires the prior period financial statements to be restated under the provisions of SFAS No. 123(R) to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures. For additional information related to the Company’s adoption of SFAS No. 123(R), refer to the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2005.

As a result of adopting SFAS No. 123(R), total compensation cost recognized related to stock-based compensation for the quarter ended July 30, 2005 and July 31, 2004 are $11.5 million and $11.0 million, respectively. Total compensation cost recognized related to stock-based compensation for the six months ended July 30, 2005 and July 31, 2004 are $21.1 million and $23.4 million, respectively. Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation expense over the vesting period. These amounts were expensed and included in selling, general and administrative (S,G & A) expenses in the accompanying Condensed Consolidated Statements of Income. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	Fiscal Year
	2005	2004
Dividend Yield	0%	0%
Volatility	0.342	0.339
Risk-free interest rate	4%	4%
Expected life in years	6.5	6.2
Weighted average fair value at grant date	$19.90	$19.16

The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these restatements.

	July 31, 2004
(In thousands)	As previously restated*	Share-based Compensation	As restated
Selected Balance Sheet Data:
Deferred income tax liabilities	$245,358	$(66,664)	$178,694
Paid-in capital	1,197,756	230,287	1,428,043
Retained earnings	3,239,100	(163,623)	3,075,477

	January 29, 2005
(In thousands)	As previously restated*	Share-based Compensation	As restated
Selected Balance Sheet Data:
Deferred income tax liabilities	$296,551	$(67,170)	$229,381
Paid-in capital	1,258,326	243,246	1,501,572
Retained earnings	3,704,969	(176,076)	3,528,893

	Three Months Ended July 31, 2004
(In thousands, except per share data)	As previously restated*	Share-based Compensation	As restated
Selected Statement of Income Data:
Net income	$153,727	$(6,827)	$146,900
Basic net income per share	0.45	(0.02)	0.43
Diluted net income per share	0.45	(0.02)	0.43

	Six Months Ended July 31, 2004
(In thousands, except per share data)	As previously restated*	Share-based Compensation	As restated
Selected Statement of Income Data:
Net income	$264,510	$(14,526)	$249,984
Basic net income per share	0.78	(0.05)	0.73
Diluted net income per share	0.77	(0.04)	0.73

*	restated for lease accounting adjustment as discussed in the Company’s 10-K for the period ending January 29, 2005

The Company has awarded restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period.

4. Merchandise Inventories

The Company changed its method of accounting for inventory from the last in, first out method (LIFO) to the first in, first out (FIFO) method during the quarter ended July 30, 2005. The Company believes that adopting the FIFO method will provide more transparent financial reporting and is consistent with the Company’s changing business environment with respect to the sourcing of goods and the nature of its inventory. The cumulative effect of the change recorded in the quarter ended July 30, 2005, was a $2.4 million increase to gross margin. Because the accounting change was not material to the Company’s financial statements for any of the periods presented, no retroactive restatement of prior years’ financial statements was made.

5. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

6. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004 (restated- see Note 3)	July 30, 2005	July 31, 2004 (restated- see Note 3)
	(In Thousands)
Numerator for basic and dilutive net income per share	$187,186	$146,900	$311,920	$249,984

Denominator for basic net income per share – weighted average shares	344,066	341,030	343,796	340,732
Impact of dilutive employee stock options and restricted stock (a)	2,706	3,165	2,790	3,249

Denominator for diluted net income per share	346,772	344,195	346,586	343,981

(a)	For the three months ended July 30, 2005 and July 31, 2004, 4,218,736 and 8,016,431 options, respectively, were not included in the net income per share calculation as the impact of such options was antidilutive. For the six months ended July 30, 2005 and July 31, 2004, 4,441,661 and 7,906,231 options, respectively, were not included in the net income per share calculation as the impact of such options was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company continues to target mid-single digit comparable store sales increases as it focuses on attracting new customers and encouraging existing customers to shop more frequently. The Company achieved a 5.1% comparable store sales increase in the second quarter, which consisted of a 1.3% increase in transactions per store and a 3.8% improvement in average transaction value.

The Company’s initiatives have been focused on appealing to customers’ different lifestyles with the introduction of new brands, more exciting marketing and an improved in-store experience.

The Company completed the rollout of beauty to all stores in August 2005. The beauty business consists of exclusive lines of makeup, skin care and skin treatment products that were developed in partnership with the Estee Lauder companies. In addition to the three initial brands, American Beauty, Flirt and Good Skin!, a fourth brand, Grassroots, was launched in August 2005. In addition, a new fragrance, Wonderful, will be launched in September 2005.

During the second quarter, the Candie’s brand was launched in juniors and girls, accessories and shoes. In women’s sportswear, casual assortments from Axcess were launched in all stores in spring 2005 and Nine & Company casual wear was tested in 150 stores during the spring season with an expected rollout to the remaining stores in fall 2005. In fall 2005, apt. 9 will also be expanded into casual sportswear and Nine & Company will be expanded into home.

In spring 2006, the Company will introduce Chaps for women and boys in partnership with Polo Ralph Lauren, and, Tony Hawk, in partnership with Quiksilver, will be introduced in young men’s and boys. In addition, Stamp 10, an exclusive contemporary brand in partnership with Liz Claiborne, Inc., will be launched in men’s and women’s. The Company will also extend the apt. 9 and Candie’s brands into home in spring 2006.

The Company is focused on using the new launches and extension of successful contemporary and updated brands to build awareness with our existing customers and drive more frequent trips as well as gain new customers. In order to achieve this goal, the Company has developed a fully integrated marketing approach using circulars, direct mail, radio, magazines, internet and television to brand Kohl’s. The Company will increase its advertising investment in the third quarter to continue the launch of Candie’s for back-to-school, promote trial in beauty to support its rollout to all stores and build on the success of last year’s fall fashion initiatives. These investments are intended to help the Company not only in the third quarter, but in the holiday season and beyond.

The Company continues to be committed to maintaining appropriate inventory levels and to ensuring a fun and exciting in-store experience for its customers. The Company’s average inventory per store at July 30, 2005 increased approximately 9% from the July 31, 2004 average due to a shift in the back-to-school kickoff circular from the first week of August to the last week of July. As a result of the shift, Candie’s and other fashion merchandise was received earlier than last year. The Company remains committed to being in-stock on basics and key item programs. By flowing goods more frequently, the Company expects to be able to adjust inventory levels by reducing the flow of slow-selling products or increasing the flow of receipts based on rate of sale. This is intended to result in lower clearance levels and improved gross margins.

The fiscal 2005 year to date financial performance with a total sales increase of 15.4% and a comparable store sales increase of 4.4%, resulting in net income growth of 24.8%, gives the Company confidence that the strategies it is employing will provide continued success in the fall season.

In August 2005, senior management announced the Company’s financial objectives for fiscal years 2006 to 2010. These objectives include: adding 500 stores over the five year period resulting in total store count of more than 1200 stores in 2010, reaching sales of approximately $24 billion, doubling fiscal 2004’s total sales, and net income of approximately $1.9 billion, more than 2.5 times the 2004 level. Assumptions include modest annual gross margin improvement through inventory management and leverage in selling, general and administrative (S,G&A) expenses, depreciation and pre-opening expenses.

Results of Operations

Expansion Update

At July 30, 2005, the Company operated 670 stores compared with 589 stores at the same time last year. Total square feet of selling space increased 14.5% from 45.3 million at July 31, 2004 to 51.8 million at July 30, 2005. During the first half of the year, the Company successfully opened 33 stores, including entering the Buffalo, New York market with three new stores. In addition, the Company opened seven stores in the Southeast region, seven stores in the Midwest region, and four stores each in the Mid-Atlantic, Northeast, South Central and Southwest regions.

The Company plans to open another 62 stores in the third quarter of fiscal 2005, four in August and 58 in October. The Company plans to enter the Orlando, FL market with seven stores and the Jacksonville, FL market with three stores. In addition, the Company will add 15 stores in the Midwest region, nine stores each in the South Central and the Southwest regions, eight stores in the Mid-Atlantic region, seven stores in the Northeast region and four stores in the Southeast region. In total, the Company plans to open 95 stores in fiscal 2005.

Net Sales

Net sales increased $390.2 million, or 15.6%, to $2,888.1 million for the three months ended July 30, 2005, from $2,497.9 million for the three months ended July 31, 2004. Net sales increased $263.1 million due to the opening of 33 new stores in the first six months of 2005 and to the inclusion of 48 new stores opened in fall 2004. The remaining $127.1 million increase is attributable to an increase in comparable store sales of 5.1%. Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. The Accessories business led the Company for the quarter, while the Children’s business was the most difficult. All regions had a positive comparable store sales performance, with the Southwest region having the strongest performance.

Net sales increased $752.9 million, or 15.4%, to $5,630.9 million for the six months ended July 30, 2005, from $4,878.0 million for the six months ended July 31, 2004. Net sales increased $551.9 million due to the opening of 33 new stores in 2005 and to the inclusion of 95 new stores opened in fiscal 2004. The remaining $201.0 million increase is attributable to an increase in comparable store sales of 4.4%. The Accessories business led the Company for the first six months, while the Children’s business was the most difficult. All regions had a positive comparable store sales performance, with the Southwest region having the strongest performance.

Gross Margin

Gross margin increased $158.6 million to $1,068.6 million for the three months ended July 30, 2005, from $910.0 million for the three months ended July 31, 2004. Gross margin increased $92.4 million due to the opening of 33 new stores in the first six months of 2005 and to the inclusion of 48 new stores opened in fall 2004. Comparable store gross margin increased $66.2 million. The Company’s gross margin as a percent of net sales was 37.0% for the three months ended July 30, 2005, compared to 36.4% for the three months ended July 31, 2004, an increase of 57 basis points.

Gross margin increased $294.3 million to $2,051.8 million for the six months ended July 30, 2005, from $1,757.5 million for the six months ended July 31, 2004. Gross margin increased $184.0 million due to the opening of 33 new stores in 2005 and to the inclusion of 95 new stores opened in fiscal 2004. Comparable store gross margin increased $110.3 million. The Company’s gross margin as a percent of net sales was 36.4% for the six months ended July 30, 2005, and 36.0% for the six months ended July 31, 2004, an increase of 41 basis points. The improvement in gross margin for the three and six months ended July 30, 2005, was the result of having better merchandise content and improved inventory flow, which resulted in lower clearance levels. All lines of business had increased margin rates over last year for the three and six months ended July 30, 2005.

In addition, the Company changed its method of accounting for inventory from the last in, first out method (LIFO) to the first in, first out (FIFO) method during the quarter ended July 30, 2005. The Company believes that adopting the FIFO method will provide more transparent financial reporting and is consistent with the Company’s changing business environment with respect to the sourcing of goods and the nature of its inventory. The cumulative effect of the change was a $2.4 million increase to gross margin. Because the accounting change was not material to the Company’s financial statements for any of the periods presented, no retroactive restatement of prior years’ financial statements was made.

Operating Expenses

Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $89.7 million, or 15.4%, to $672.5 million for the three months ended July 30, 2005, from $582.8 million for the three months ended July 31, 2004. S,G&A expenses decreased 5 basis points from last year and were 23.3% of net sales for the three months ended July 30, 2005. As a percent of sales, the Company leveraged advertising, distribution, credit and corporate expenses for the three months ended July 30, 2005. Store operating expenses increased 16.5% for the three months ended July 30, 2005, due to the Company’s square footage growth, the rollout of cosmetics in March 2005 to 311 stores and the acceleration of back-to-school and fashion merchandise receipts.

S,G&A expenses increased $182.0 million, or 15.6%, to $1,345.4 million for the six months ended July 30, 2005, from $1,163.4 million for the six months ended July 31, 2004. S,G&A expenses increased 4 basis points from last year and were 23.9% of net sales for the six months ended July 30, 2005. As a percent of sales, the Company leveraged advertising, distribution, credit and corporate expenses for the six months ended July 30, 2005. Store operating expenses increased 17.3% for the six months ended July 30, 2005, due to the Company’s square footage growth, the rollout of cosmetics in March 2005 to 311 stores and the acceleration of back-to-school and fashion merchandise receipts.

Depreciation and amortization for the three months ended July 30, 2005, was $82.6 million compared to $71.4 million for the three months ended July 31, 2004. Depreciation and amortization for the six months ended July 30, 2005, was $162.6 million compared to $138.0 million for the six months ended July 31, 2004. The increase is primarily attributable to the addition of new stores and the remodeling and expansion of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended July 30, 2005, was $4.1 million compared to $4.7 million for the three months ended July 31, 2004. The decrease is primarily due to the opening of four stores in August 2005 compared to seven stores in August 2004. Preopening expense for the six months ended July 30, 2005, was $16.7 million compared to $24.1 million for the six months ended July 31, 2004. The decrease is primarily due to a decrease in the number of new stores opened during the first six months of the year. The Company opened 33 new stores during the six months ended July 30, 2005, compared to 47 new stores opened during the six months ended July 31, 2004.

Operating Income

As a result of the above factors, operating income for the three months ended July 30, 2005, was $309.4 million, or 10.7%, of net sales compared to $251.2 million, or 10.1%, of net sales for the three months ended July 31, 2004, an increase of 23.2% from last year. Operating income for the six months ended July 30, 2005, was $527.1 million, or 9.4%, of net sales compared to $431.9 million, or 8.9%, of net sales for the six months ended July 31, 2004, an increase of 22.0% from last year.

Net Interest Expense

Net interest expense for the three months ended July 30, 2005, was $16.3 million compared to $15.0 million for the three months ended July 31, 2004. Net interest expense for the six months ended July 30, 2005, was $33.5 million compared to $30.0 million for the six months ended July 31, 2004.

Provision for Income Taxes

The Company’s effective income tax rate was 37.8% in 2004 and the first quarter of 2005. The effective tax rate for the second quarter of fiscal 2005 was 36.1%, which is less than the Company’s underlying estimated annual effective tax rate. The change in the effective tax rate was due to a tax adjustment of $4.9 million in the quarter due to the favorable resolution of certain state tax matters. The effective tax rate is expected to return to 37.8% for the third and fourth quarters.

Net Income

Net income for the three months ended July 30, 2005, was $187.2 million compared to $146.9 million for the three months ended July 31, 2004, an increase of 27.4% from last year. Earnings were $0.54 per diluted share for the three months ended July 30, 2005, compared to $0.43 per diluted share for the three months ended July 31, 2004. Net income for the six months ended July 30, 2005, was $311.9 million compared to $250.0 million for the six months ended July 31, 2004, an increase of 24.8% from last year. Earnings were $0.90 per diluted share for the six months ended July 30, 2005, compared to $0.73 per diluted share for the six months ended July 31, 2004.

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

Operating Activities. Cash flow provided by operations was $440.0 million for the six months ended July 30, 2005 compared to $573.7 million for the six months ended July 31, 2004. The primary sources of cash flow for the six months ended July 30, 2005, were net income of $311.9 million and a $261.9 million increase in accounts payable offset by an increase in merchandise inventory of $250.4 million. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by proprietary accounts receivable and lines of credit available under its revolving credit facilities.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	July 30, 2005	January 29, 2005	July 31, 2004 (restate- see Note 3)
Working Capital (In Thousands)	$2,192,089	$2,187,379	$1,917,047
Current Ratio	2.34:1	2.50:1	2.43:1
Debt/Capitalization	17.5%	18.0%	19.5%

The Company’s net accounts receivable balance at July 30, 2005 decreased $93.2 million from the January 29, 2005 balance due to the seasonality of the Company’s business. The accounts receivable balance typically peaks during the holiday season and decreases during the first and second quarter as balances are paid. The July 30, 2005 net accounts receivable balance increased $203.0 million over the July 31, 2004 balance. The increase is primarily due to a 22.2% increase in proprietary credit card sales, offset by increased payment rates. Write-offs decreased to 1.0% of Kohl’s charge sales for the six months ended July 30, 2005, compared to 1.1% last year. As a result, the allowance for doubtful accounts was reduced to 1.9% of gross accounts receivable at July 30, 2005 from 2.0% at July 31, 2004. The following table summarizes information related to the Company’s proprietary credit card receivables:

	July 30, 2005	January 29, 2005	July 31, 2004
		(In Thousands)
Gross accounts receivable	$1,321,012	$1,414,289	$1,115,845
Allowance for doubtful accounts (a)	$24,606	$24,657	$22,390
Allowance as a % of gross accounts receivable	1.9%	1.7%	2.0%
Accounts receivable turnover (b)	3.8x	3.8x	3.6x
Proprietary credit card share (c)	39.6%	39.2%	37.4%
Accounts over 60 days past due	2.9%	2.5%	3.0%

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries, for the six months ended July 30, 2005 were 1.8% of gross accounts receivable compared to 1.9% of gross accounts receivable for the six months ended July 31, 2004.
(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.
(c)	Proprietary credit card share is calculated for the six months ended July 30, 2005 and July 31, 2004 and the twelve months ended as of January 29, 2005.

The Company’s merchandise inventories increased $421.1 million, or 23.7% from the July 31, 2004 balance, primarily due to the opening of 48 additional stores in fall 2004 and 33 additional stores in spring 2005. Merchandise inventory increased $250.4 million, or 12.9%, from the January 29, 2005 balance due to normal business seasonality and the opening of 33 additional stores. On an average store basis, the inventory at July 30, 2005 increased approximately 9% over the same time last year, primarily due to the timing of back-to-school and fashion merchandise receipts. Accounts payable increased

$177.9 million from July 31, 2004, and increased $261.9 million from January 29, 2005. Accounts payable as a percent of inventory at July 30, 2005 was 44.0%, compared to 44.4% at July 31, 2004.

Investing Activities. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights for the six months ended July 30, 2005, were $404.2 million compared to the $443.3 million for the same period a year ago. The decrease in expenditures is primarily attributable to the timing and number of new store openings. The Company opened 33 new stores in the first six months of fiscal 2005 compared to 47 new stores in the first six months of fiscal 2004.

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

Financing Activities. The Company periodically accesses the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has two unsecured revolving bank credit facilities (“revolvers”) totaling $665 million. The Company also has a $225 million Receivable Purchase Agreement (RPA) under which the Company periodically sells an undivided interest in its private label credit card receivables. For financial reporting purposes, receivables sold are treated as secured borrowings. At July 30, 2005 and at July 31, 2004, no amounts were outstanding under the RPA or the Company’s revolvers.

Contractual Obligations

The Company has aggregate contractual obligations of $10,592.9 million related to debt repayments, capital leases, operating leases and royalties as follows:

	Fiscal Year
	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
	(In Thousands)
Long-term debt (a)	$32,816	$162,543	$59,144	$59,104	$58,775	$1,809,949	$2,182,331
Capital leases (a)	8,255	16,511	16,599	16,777	15,527	197,768	271,437
Operating leases	162,830	334,996	332,562	327,014	326,941	6,576,667	8,061,010
Royalties	2,588	6,786	14,087	15,500	17,950	21,188	78,099

Total	$206,489	$520,836	$422,392	$418,395	$419,193	$8,605,572	$10,592,877

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs which total $1,185.6 million and $126.4 million, respectively.

The Company has entered into future capital lease commitments for buildings that total approximately $7.6 million at July 30, 2005, which have not been recorded as the related buildings are under construction.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $100.2 million, at July 30, 2005. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests. As of July 30, 2005, the Company was in compliance with all financial covenants of the debt agreements.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of July 30, 2005. All purchase obligations are cancelable and therefore are not included in the above table.

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

Retail Inventory Method and Inventory Valuation

The Company values its inventory at the lower of cost or market with cost determined on the first-in, first-out (FIFO) basis using the retail inventory method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of the retail inventory method will result in inventories being valued at the lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories.

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

Insurance Reserve Estimates

The Company uses a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which the Company operates could result in a change in the required reserve levels. Under its workers’ compensation and general liability insurance policies, the Company retains the initial risk of $500,000 and $250,000, respectively, per occurrence. The Company also has a lifetime medical payment limit of $1 million.

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

Operating Leases

The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation of the related leasehold improvements. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the building for the initial setup of fixtures and merchandise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At July 30, 2005, the Company’s fixed rate long-term debt, excluding capital leases, was $996.7 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at July 30, 2005, changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million.

During the first six months of 2005, average borrowings under the Company’s variable rate credit facilities, the revolvers and the RPA, were $44.1 million. If interest rates on the average fiscal 2005 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $441,000 assuming comparable borrowing levels.

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

During the six months ended July 30, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6.	Exhibits

10.1	Extension No. 3 and Amendment No. 3 under the July 10, 2002, 364-Day Credit Agreement among Kohl’s Corporation, the lenders party thereto, Bank One, NA, As Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, As Co-Documentation Agents, and The Bank of New York, as Administrative Agent

18.0	Letter Regarding Change in Accounting Principle

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 2, 2005	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: September 2, 2005	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer