Form 10-Q
period 2005-10-29
KOHLS CORPORATION
filed 2005-12-02
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 29, 2005 Common Stock, Par Value $0.01 per Share, 344,752,686 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	October 29, 2005	January 29, 2005 (restated - see Note 3)	October 30, 2004 (restated - see Note 3)
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$132,713	$116,717	$111,720
Short-term investments	—	88,767	—
Accounts receivable, net	1,492,150	1,389,632	1,284,734
Merchandise inventories	2,854,317	1,946,977	2,640,348
Deferred income taxes	16,259	54,050	40,953
Other	77,810	47,294	77,919

Total current assets	4,573,249	3,643,437	4,155,674

Property and equipment, net	4,484,018	3,987,945	3,835,287
Favorable lease rights, net	215,460	224,903	228,030
Goodwill	9,338	9,338	9,338
Other assets	122,162	113,676	106,774

Total assets	$9,404,227	$7,979,299	$8,335,103

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,330,384	$704,655	$1,346,486
Accrued liabilities	577,296	570,757	447,425
Income taxes payable	52,584	177,182	9,811
Short-term debt	331,500	—	354,000
Current portion of long-term debt and capital leases	105,875	3,464	3,380

Total current liabilities	2,397,639	1,456,058	2,161,102

Long-term debt and capital leases	1,040,232	1,103,441	1,104,283
Deferred income taxes	223,325	229,381	222,382
Other long-term liabilities	179,765	156,521	150,293

Shareholders’ equity:
Common stock	3,445	3,433	3,430
Paid-in capital	1,563,881	1,501,572	1,483,546
Retained earnings	3,995,940	3,528,893	3,210,067

Total shareholders’ equity	5,563,266	5,033,898	4,697,043

Total liabilities and shareholders’ equity	$9,404,227	$7,979,299	$8,335,103

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 29, 2005	October 30, 2004 (restated - see Note 3)	October 29, 2005	October 30, 2004 (restated - see Note 3)
Net sales	$3,119,360	$2,743,882	$8,750,276	$7,621,913
Cost of merchandise sold	1,986,766	1,758,331	5,565,897	4,878,876

Gross margin	1,132,594	985,551	3,184,379	2,743,037

Operating expenses:
Selling, general, and administrative	753,799	659,520	2,099,183	1,822,967
Depreciation and amortization	85,112	72,124	247,741	210,159
Preopening expenses	26,252	22,450	42,923	46,559

Operating income	267,431	231,457	794,532	663,352

Interest expense, net	18,031	15,071	51,497	45,058

Income before income taxes	249,400	216,386	743,035	618,294
Provision for income taxes	94,273	81,795	275,988	233,719

Net income	$155,127	$134,591	$467,047	$384,575

Net income per share:

Basic
Basic	$0.45	$0.39	$1.36	$1.13
Average number of shares	344,441	342,312	344,011	341,258

Diluted
Diluted	$0.45	$0.39	$1.35	$1.12
Average number of shares	346,778	344,896	346,628	343,738

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance at January 29, 2005 (previously reported)	343,345	$3,433	$1,258,326	$3,704,969	$4,966,728
Cumulative effect of restatement on prior years (see Note 3)	—	—	243,246	(176,076)	67,170

Balance at January 29, 2005 (restated)	343,345	3,433	1,501,572	3,528,893	5,033,898
Exercise of stock options	1,244	12	19,758	—	19,770
Income tax benefit from exercise of stock options	—	—	9,859	—	9,859
Share-based compensation expense	—	—	32,692	—	32,692
Net income	—	—	—	467,047	467,047

Balance at October 29, 2005	344,589	$3,445	$1,563,881	$3,995,940	$5,563,266

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months (39 Weeks) Ended
	October 29, 2005	October 30, 2004 (restated - see Note 3)
Operating activities

Net income	$467,047	$384,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	248,268	210,697
Amortization of debt discount	163	161
Share-based compensation	32,535	33,550
Excess tax benefits from share-based compensation	(9,859)	(25,371)
Deferred income taxes	31,735	84,372
Changes in operating assets and liabilities:
Accounts receivable, net	(102,518)	(134,577)
Merchandise inventories	(907,340)	(1,033,358)
Other current and long-term assets	(32,406)	(7,025)
Accounts payable	625,729	813,887
Accrued and other long-term liabilities	24,833	21,998
Income taxes	(114,739)	(100,345)

Net cash provided by operating activities	263,448	248,564

Investing activities

Acquisition of property and equipment and favorable lease rights	(668,433)	(669,266)
Net sales of short-term investments	88,765	(23,533)
Other	(25,134)	34,285

Net cash used in investing activities	(604,802)	(658,514)

Financing activities

Proceeds from short-term debt	225,000	225,000
Net borrowings under credit facilities	106,500	129,000
Excess tax benefits from share-based compensation	9,859	25,371
Payments of other long-term debt	(3,779)	(12,400)
Payments of financing fees on debt	—	(73)
Proceeds from stock option exercises	19,770	42,024

Net cash provided by financing activities	357,350	408,922

Net increase (decrease) in cash and cash equivalents	15,996	(1,028)
Cash and cash equivalents at beginning of period	116,717	112,748

Cash and cash equivalents at end of period	$132,713	$111,720

Supplemental information:
Interest paid, net of capitalized interest	$52,755	$46,096
Income taxes paid	$359,159	$249,689

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

2. Stock Based Compensation

As of October 29, 2005, the Company has three long-term compensation plans pursuant to which stock-based compensation may be granted. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including restricted stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The following table presents the number of options and restricted stock initially authorized and available to grant under each of the plans:

	1994 Plan	1997 Plan	2003 Plan	Total
Options and restricted stock initially authorized	24,000,000	400,000	15,000,000	39,400,000
Options and restricted stock available for grant:
January 29, 2005	—	267,000	14,208,750	14,475,750
October 29, 2005	—	244,500	11,547,987	11,792,487

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

As a result of adopting SFAS No. 123(R), total compensation cost recognized related to stock-based compensation for the quarter ended October 29, 2005 and October 30, 2004 are $11.4 million and $10.2 million, respectively. Total compensation cost recognized related to stock-based compensation for the nine months ended October 29, 2005 and October 30, 2004 are $32.5 million and $33.6 million, respectively. Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation expense over the vesting period. These amounts were expensed and included in selling, general and administrative (S,G & A) expenses in the accompanying Condensed Consolidated Statements of Income. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	Fiscal Year
	2005	2004
Dividend Yield	0%	0%
Volatility	0.342	0.339
Risk-free interest rate	3.8%	3.5%
Expected life in years	6.5	6.2
Weighted average fair value at grant date	$20.17	$19.16

The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these restatements.

	October 30, 2004
(In thousands)	As previously restated*	Share-based Compensation	As restated
Selected Balance Sheet Data:
Deferred income tax liabilities	$286,736	$(64,354)	$222,382
Paid-in capital	1,249,227	234,319	1,483,546
Retained earnings	3,380,032	(169,965)	3,210,067

	January 29, 2005
(In thousands)	As previously reported	Share-based Compensation	As restated
Selected Balance Sheet Data:
Deferred income tax liabilities	$296,551	$(67,170)	$229,381
Paid-in capital	1,258,326	243,246	1,501,572
Retained earnings	3,704,969	(176,076)	3,528,893

	Three Months Ended October 30, 2004
(In thousands, except per share data)	As previously restated*	Share-based Compensation	As restated
Selected Statement of Income Data:
Net income	$140,933	$(6,342)	$134,591
Basic net income per share	0.41	(0.02)	0.39
Diluted net income per share	0.41	(0.02)	0.39

	Nine Months Ended October 30, 2004
(In thousands, except per share data)	As previously restated*	Share-based Compensation	As restated
Selected Statement of Income Data:
Net income	$405,443	$(20,868)	$384,575
Basic net income per share	1.19	(0.06)	1.13
Diluted net income per share	1.18	(0.06)	1.12

*	restated for lease accounting adjustment as discussed in the Company’s 10-K for the period ending January 29, 2005

The Company has awarded restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period.

3. Merchandise Inventories

The Company changed its method of accounting for inventory from the last in, first out method (LIFO) to the first in, first out method (FIFO) during the quarter ended July 30, 2005. The Company believes that adopting the FIFO method provides more transparent financial reporting and is consistent with the Company’s changing business environment with respect to the sourcing of goods and the nature of its inventory. Because the accounting change was not material to the Company’s financial statements for any of the periods presented, no retroactive restatement of prior years’ financial statements was made.

4. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

5. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004 (restated- see Note 3)	October 29, 2005	October 30, 2004 (restated- see Note 3)
	(In Thousands)
Numerator for basic and dilutive net income per share	$155,127	$134,591	$467,047	$384,575

Denominator for basic net income per share – weighted average shares	344,441	342,312	344,011	341,258
Impact of dilutive employee stock options and restricted stock (a)	2,337	2,584	2,617	2,480

Denominator for diluted net income per share	346,778	344,896	346,628	343,738

(a)	For the three months ended October 29, 2005 and October 30, 2004, 4,328,185 and 7,455,430 options, respectively, were not included in the net income per share calculation as the impact of such options was antidilutive. For the nine months ended October 29, 2005 and October 30, 2004, 6,190,380 and 7,650,280 options, respectively, were not included in the net income per share calculation as the impact of such options was antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company continues to target mid-single digit comparable store sales increases as it focuses on attracting new customers and encouraging existing customers to shop more frequently. The Company achieved a 3.5% comparable store sales increase in the third quarter, which consisted of a 2.5% increase in transactions per store and a 1.0% increase in average transaction value.

The Company’s initiatives have been focused on appealing to customers’ different lifestyles with the introduction of new brands, differentiated marketing and a more exciting in-store experience.

The Company completed the rollout of its beauty initiative to all 732 stores in fiscal 2005. This consists of exclusive lines of makeup, skin care and skin treatment products that were developed in partnership with the Estee Lauder companies. In addition to the three initial brands, American Beauty, Flirt, and Good Skin!, a fourth brand, Grassroots, debuted in August 2005 and a fragrance, Wonderful, was launched in September 2005.

During the first nine months of fiscal 2005, Chaps and Candies were new brand introductions in all stores. In women’s sportswear, Nine & Company casual wear was launched in all stores in fall 2005 after being tested in 150 stores during the spring season. Also in fall 2005, apt. 9 was expanded into casual sportswear while Nine & Company was expanded into home.

In spring 2006, the Company will introduce Chaps for women and boys in partnership with Polo Ralph Lauren, and Tony Hawk, in partnership with Quiksilver, will be introduced in young men’s and boys. In addition, Stamp 10, an exclusive contemporary brand in partnership with Liz Claiborne, Inc., will be launched in men’s and women’s in approximately 300 stores.

The Company is focused on using the new brand launches and extension of successful, contemporary and updated brands to build awareness with its existing customers and drive more frequent trips as well as gain new customers. In order to achieve this goal, the Company has developed a fully integrated marketing approach using circulars, direct mail, radio, magazines, internet and television to brand Kohl’s. The Company invested aggressively in marketing throughout the third quarter in branding the store through various merchandise strategies. The Company believes that these investments should result in increased traffic in the stores and should benefit sales in the upcoming holiday season.

The Company continues to be committed to maintaining appropriate inventory levels and to improving inventory management strategies. The Company’s average inventory per store at October 29, 2005 decreased approximately 6% from the October 30, 2004 average due to improvements in merchandise flow. The Company remains committed to being in-stock on basics and key item programs. The reduction in inventory levels will allow the Company to flow new receipts in the fourth quarter and to maximize sales as the holiday season approaches. This should also result in a better transition out of the fourth quarter. The Company expects the inventory turn to improve in the fourth quarter and for average inventory per store to reflect an increase of a low single digit percentage at the end of the fourth quarter of fiscal 2005.

The fiscal 2005 year to date financial performance, with a total sales increase of 14.8% and a comparable store sales increase of 3.9%, resulting in net income growth of 21.4%, gives the Company confidence that the strategies it is employing will provide continued success in the fourth quarter.

Results of Operations

Expansion Update

At October 29, 2005, the Company operated 731 stores compared with 637 stores at the same time last year. Total square feet of selling space increased 14.8% from 49.2 million at October 30, 2004 to 56.5 million at October 29, 2005. During the third quarter, the Company opened 61 stores, including entering the Orlando, FL market with six stores and the Jacksonville, FL market with three stores. In addition the Company opened 15 stores in the Midwest region, nine stores in the Southwest region, eight stores in the Southcentral region, eight stores in the Mid-Atlantic region, seven stores in the Northeast region and five stores in the Southeast region. One planned October opening in Beaumont, TX occurred in November due to delays related to Hurricane Rita.

In total, the Company opened 95 stores in fiscal 2005 and will end the year with 732 stores in 41 states, compared to 637 stores in 40 states at the end of 2004.

The Company plans to add approximately 500 stores by the end of fiscal 2010 and is targeting opening 200 stores in the next two years. The actual number of new store openings in any given year will depend, in part, upon the availability, timing and terms of potential acquisitions of existing store locations from other retailers. The Company plans to open approximately 70-80 stores in fiscal 2006 with approximately 17 stores opening during the first quarter including its entry into the Pacific Northwest in the Portland, OR market.

Net Sales

Net sales increased $375.5 million, or 13.7%, to $3,119.4 million for the three months ended October 29, 2005, from $2,743.9 million for the three months ended October 30, 2004. Net sales increased $283.5 million due to the opening of 94 new stores in the first nine months of 2005 and to the inclusion of 48 new stores opened in fall 2004. The remaining $92.0 million increase is attributable to an increase in comparable store sales of 3.5%. Comparable store sales growth for each period is based on sales from stores (including relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. Accessories, men’s, home and shoes exceeded the total company comparable sales increase for the quarter. All regions delivered a comparable store sales increase, with the Southwest region having the strongest performance.

Net sales increased $1,128.4 million, or 14.8%, to $8,750.3 million for the nine months ended October 29, 2005, from $7,621.9 million for the nine months ended October 30, 2004. Net sales increased $852.3 million due to the opening of 94 new stores in 2005 and to the inclusion of 95 new stores opened in fiscal 2004. The remaining $276.1 million increase is attributable to an increase in comparable store sales of 3.9%. The accessories business led the Company for the first nine months, while the children’s business was the most difficult. All regions delivered a comparable store sales increase, with the Southwest region having the strongest performance.

Gross Margin

Gross margin increased $147.0 million to $1,132.6 million for the three months ended October 29, 2005, from $985.6 million for the three months ended October 30, 2004. Gross margin increased $96.3 million due to the opening of 94 new stores in fiscal 2005 and to the inclusion of 48 new stores opened in the third quarter of fiscal 2004. Comparable store gross margin increased $50.7 million. The Company’s gross margin as a percent of net sales was 36.3% for the three months ended October 29, 2005, compared to 35.9% for the three months ended October 30, 2004, an increase of 39 basis points.

Gross margin increased $441.4 million to $3,184.4 million for the nine months ended October 29, 2005, from $2,743.0 million for the nine months ended October 30, 2004. Gross margin increased $291.5 million due to the opening of 94 new stores in fiscal 2005 and to the inclusion of 95 new stores opened in fiscal 2004. Comparable store gross margin increased $149.9 million. The Company’s gross margin as a percent of net sales was 36.4% for the nine months ended October 29, 2005, and 36.0% for the nine months ended October 30, 2004, an increase of 40 basis points. The improvement in gross margin for the three and nine months ended October 29, 2005, was the result of having better merchandise content and improved inventory flow.

Operating Expenses

Selling, general and administrative (S,G&A) expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $94.3 million, or 14.3%, to $753.8 million for the three months ended October 29, 2005, from $659.5 million for the three months ended October 30, 2004. S,G&A expenses as a percent of net sales increased 13 basis points from last year and were 24.2% of net sales for the three months ended October 29, 2005. Store operating expenses increased 14.7% which is consistent with the Company’s square footage growth. Credit expenses as a percent of sales increased primarily due to bad debt expense of approximately $7.5 million related to the revised bankruptcy legislation effective October 17, 2005. SG&A expenses for the third quarter included a credit of approximately $5.0 million related to the favorable resolution of the Visa Check/MasterMoney antitrust litigation settlement. Expenses as a percent of sales related to advertising and corporate were slightly higher for the three months ended October 29, 2005. As a percent of sales, the Company leveraged distribution expenses during the third quarter.

S,G&A expenses increased $276.2 million, or 15.2%, to $2,099.2 million for the nine months ended October 29, 2005, from $1,823.0 million for the nine months ended October 30, 2004. S,G&A expenses as a percent of net sales increased 7 basis points from last year and were 24.0% of net sales for the nine months ended October 29, 2005. The Company leveraged distribution, credit and corporate expenses for the nine months ended October 29, 2005. Store operating expenses increased 16.8% for the nine months ended October 29, 2005, primarily due to the Company’s square footage growth and partially to the rollout of the beauty initiative to all remaining stores.

Depreciation and amortization for the three months ended October 29, 2005, was $85.1 million compared to $72.1 million for the three months ended October 30, 2004. Depreciation and amortization for the nine months ended October 29, 2005, was $247.7 million compared to $210.2 million for the nine months ended October 30, 2004. The increase is primarily attributable to the addition of new stores and the remodeling of existing stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, and processing and transporting initial merchandise. Preopening expense for the three months ended October 29, 2005, was $26.3 million compared to $22.5 million for the three months ended October 30, 2004. The increase is primarily due to the expense related to opening 61 stores in the three months ended October 29, 2005, compared to 48 stores in the three months ended October 30, 2004. Preopening expense for the nine months ended October 29, 2005, was $42.9 million compared to $46.6 million for the nine months ended October 30, 2004.

Operating Income

As a result of the above factors, operating income for the three months ended October 29, 2005, was $267.4 million, or 8.6%, of net sales compared to $231.5 million, or 8.4%, of net sales for the three months ended October 30, 2004, an increase of 15.5% from last year. Operating income for the nine months ended October 29, 2005, was $794.5 million, or 9.1%, of net sales compared to $663.4 million, or 8.7%, of net sales for the nine months ended October 30, 2004, an increase of 19.8% from last year.

Net Interest Expense

Net interest expense for the three months ended October 29, 2005, was $18.0 million compared to $15.1 million for the three months ended October 30, 2004. Net interest expense for the nine months ended October 29, 2005, was $51.5 million compared to $45.1 million for the nine months ended October 30, 2004.

Provision for Income Taxes

The Company’s effective income tax rate for the three months ended October 29, 2005 was 37.8%. The effective tax rate for the nine months ended October 29, 2005 was 37.1%, which is less than the Company’s underlying estimated annual effective tax rate. The change in the effective tax rate was due to a tax adjustment of $4.9 million in the second quarter of fiscal 2005 due to the favorable resolution of certain state tax matters. The effective tax rate is expected to be 37.8% for the fourth quarter. The Company’s effective tax rate in fiscal 2004 was 37.8%.

Net Income

Net income for the three months ended October 29, 2005, was $155.1 million compared to $134.6 million for the three months ended October 30, 2004, an increase of 15.3% from last year. Earnings were $0.45 per diluted share for the three months ended October 29, 2005, compared to $0.39 per diluted share for the three months ended October 30, 2004. Net income for the nine months ended October 29, 2005, was $467.0 million compared to $384.6 million for the nine months ended October 30, 2004, an increase of 21.4% from last year. Earnings were $1.35 per diluted share for the nine months ended October 29, 2005, compared to $1.12 per diluted share for the nine months ended October 30, 2004.

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

Financial Condition and Liquidity

The Company’s primary ongoing cash requirements are for capital expenditures in connection with the store expansion and remodeling programs, seasonal and new store inventory purchases, and the growth in proprietary credit card accounts receivable. The Company’s primary sources of funds for its business activities are cash flow from operations, short-term trade credit and its lines of credit.

Operating Activities. Cash flow provided by operations was $263.4 million for the nine months ended October 29, 2005 compared to $248.6 million for the nine months ended October 30, 2004. The primary sources of cash flow for the nine months ended October 29, 2005, were net income of $467.0 million and a $625.7 million increase in accounts payable. The primary use of cash flow was an increase in merchandise inventory of $907.3 million. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by proprietary accounts receivable and lines of credit available under the Company’s revolving credit facilities.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	October 29, 2005	January 29, 2005	October 30, 2004 (restated)
Working Capital (In Thousands)	$2,175,610	$2,187,379	$1,994,572
Current Ratio	1.91:1	2.50:1	1.92:1
Debt/Capitalization	21.0%	18.0%	23.7%

The Company’s net accounts receivable balance at October 29, 2005 increased $102.5 million from the January 29, 2005 balance primarily due to the seasonality of the Company’s business. The accounts receivable balance typically peaks during the holiday season. The October 29, 2005 net accounts receivable balance increased $207.4 million over the October 30, 2004 balance. The increase is primarily due to a 19.5% year to date increase in proprietary credit card sales offset by increased payment rates. Write-offs increased to 1.2% of Kohl’s charge sales for the nine months ended October 29, 2005, compared to 1.1% last year. The Company’s estimate of incremental bad debt expense relating to the revised bankruptcy legislation, effective October 17, 2005, was $7.5 million. The Company believes write-offs of delinquent accounts were accelerated due to the revised bankruptcy legislation. As a result, the allowance for doubtful accounts was reduced to 1.6% of gross accounts receivable at October 29, 2005 from 1.8% at October 30, 2004. The following table summarizes information related to the Company’s proprietary credit card receivables:

	October 29, 2005	January 29, 2005	October 30, 2004
		(In Thousands)
Gross accounts receivable	$1,516,647	$1,414,289	$1,308,871
Allowance for doubtful accounts (a)	$24,497	$24,657	$24,137
Allowance as a % of gross accounts receivable	1.6%	1.7%	1.8%
Accounts receivable turnover (b)	3.8x	3.8x	3.7x
Proprietary credit card share (c)	40.8%	39.2%	39.2%
Accounts over 60 days past due	2.8%	2.5%	2.8%

(a)	Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Bad debts written off, net of recoveries, for the nine months ended October 29, 2005 were 3.2% of average accounts receivable compared to 2.7% of average accounts receivable for the nine months ended October 30, 2004.
(b)	Turnover is computed using a rolling four quarters of credit card sales divided by average quarterly gross accounts receivable.
(c)	Proprietary credit card share is calculated for the nine months ended October 29, 2005 and October 30, 2004 and the twelve months ended as of January 29, 2005.

The Company’s merchandise inventories increased $214.0 million, or 8.1% from the October 30, 2004 balance, primarily due to the opening of 94 additional stores during the first nine months of 2005. Merchandise inventory increased $907.3 million, or

46.6%, from the January 29, 2005 balance due to normal business seasonality and to the opening of 94 additional stores during the first nine months of 2005. On an average per store basis, the inventory at October 29, 2005 decreased approximately 6% compared to the same time last year, due to improvements in merchandise flow. Accounts payable decreased $16.1 million from October 30, 2004, and increased $625.7 million from January 29, 2005. Accounts payable as a percent of inventory at October 29, 2005 was 46.6%, compared to 51.0% at October 30, 2004. The reduction versus last year is a result of the improvement in inventory strategies and flowing receipts closer to need.

Investing Activities. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. The Company’s capital expenditures, including favorable lease rights, for the nine months ended October 29, 2005, were $668.4 million compared to the $669.3 million for the same period a year ago.

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

Financing Activities. The Company periodically accesses the capital markets, as needed, to finance its growth. The Company believes it has sufficient lines of credit and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has two unsecured revolving bank credit facilities (“revolvers”) totaling $552 million. The Company also has a $225.0 million Receivable Purchase Agreement (RPA) under which the Company periodically sells an undivided interest in its private label credit card receivables. For financial reporting purposes, receivables sold are treated as secured borrowings. At October 29, 2005, there was $225.0 million outstanding under the RPA and $106.5 million outstanding under the Company’s revolvers. At October 30, 2004, accounts receivable of $225.0 million were sold and $129.0 million was outstanding under the revolvers.

Contractual Obligations

The Company has aggregate contractual obligations of $11,013.0 million related to debt repayments, capital leases, operating leases and royalties as follows:

	Fiscal Year
	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
	(In Thousands)
Short and long-term debt (a)	$348,734	$162,543	$59,144	$59,104	$58,775	$1,809,949	$2,498,249
Capital leases (a)	4,249	16,998	17,085	17,263	16,014	205,394	277,003
Operating leases	83,289	338,903	337,270	330,645	330,027	6,695,517	8,115,651
Royalties	1,403	6,786	14,087	15,500	17,950	21,188	76,914
Other	4,640	19,744	19,607	930	238	—	45,159

Total	$442,315	$544,974	$447,193	$423,442	$423,004	$8,732,048	$11,012,976

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs, which total $1,170.0 million and $127.6 million, respectively.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $30.8 million at October 29, 2005. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests. As of October 29, 2005, the Company was in compliance with all financial covenants of the debt agreements.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of October 29, 2005. All purchase obligations are cancelable and therefore are not included in the above table.

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

Insurance Reserve Estimates

The Company uses a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by its associates. The Company determines the estimates for the liabilities associated with these risks by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which the Company operates could result in a change in the required reserve levels. Under its workers’ compensation and general liability insurance policies, the Company retains the initial risk of $500,000 and $250,000, respectively, per occurrence. The Company also has a lifetime medical payment limit of $1.5 million.

Impairment of Assets and Closed Store Reserves

The Company has a significant investment in property and equipment and favorable lease rights. The related depreciation and amortization is computed using estimated useful lives of up to 50 years. The Company reviews long-lived assets held for use (including favorable lease rights) for impairment whenever an event, such as decisions to close a store, indicate the carrying value of the asset may not be recoverable. The Company has historically not experienced any significant impairment of long-lived assets or closed store reserves. Decisions to close a store can also result in accelerated depreciation over the revised useful life. If the store is leased, a reserve is set up for the discounted difference between the rent and the expected sublease rental income when the location is no longer in use. A significant change in cash flows, market valuation, demand for real estate or other factors, could result in an increase or decrease in the reserve requirement or impairment charge.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At October 29, 2005, the Company’s fixed rate long-term debt, excluding capital leases, was $996.7 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at October 29, 2005, changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million.

During the first nine months of 2005, average borrowings under the Company’s variable rate credit facilities, the revolvers and the RPA, were $61.1 million. If interest rates on the average fiscal 2005 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $611,000 assuming comparable borrowing levels.

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

During the three months ended October 29, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

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

Kohl’s Corporation (Registrant)

Date: December 2, 2005	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: December 2, 2005	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer