Form 10-K
period 2006-01-28
KOHLS CORPORATION
filed 2006-03-17
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the fiscal year ended January 28, 2006

or

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the Transition period from to

Commission File No. 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N56 W17000 Ridgewood Drive,	53051
Menomonee Falls, Wisconsin	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     X        No             .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes                  No     X    .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No             .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer     X     Accelerated filer              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes                  No     X    .

At July 29, 2005, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $19,405,000,000 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 1, 2006, the Registrant had issued and outstanding an aggregate of 345,475,525 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 26, 2006 are incorporated into Part III.

PART I

Item 1. Business

Overview

The Company operates family-oriented, specialty department stores that feature quality, exclusive and national brand merchandise priced to provide value to customers. The Company’s stores sell moderately priced apparel, footwear, accessories and home products targeted to middle-income customers shopping for their families and homes. Kohl’s offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allows the customer to get in and out quickly. Kohl’s stores have fewer departments than traditional, full-line department stores but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company’s pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company’s unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution. As of January 28, 2006, the Company operated 732 stores in 41 states. In March 2006, the Company opened nine additional stores and currently operates 741 stores.

As used herein, the terms “Company” and “Kohl’s” refer to Kohl’s Corporation, its consolidated subsidiaries and predecessors. The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal 2005 ended on January 28, 2006, and was a 52 week year. The Company was organized in 1988 and is a Wisconsin corporation.

Expansion

The Company’s expansion strategy is designed to achieve profitable growth. Since 1992, the Company has expanded from 79 stores located in the Midwest to a current total of 741 stores with a presence in six regions of the country: the Midwest, Mid-Atlantic, Northeast, South Central, Southeast and Southwest.

		Number of Stores
		At Fiscal Year End				As of March 2006
Region	States	1992	1997	2002	2005
Midwest	IA, IL, IN, MI, MN, ND, NE, OH, SD, WI	79	136	196	243	244
Mid-Atlantic	DE, MD, PA, VA, WV	—	28	57	77	79
Northeast	CT, MA, ME, NH, NJ, NY, RI, VT	—	4	77	117	117
South Central	AR, KS, MO, OK, TX	—	8	67	93	95
Southeast	AL, FL, GA, KY, MS, NC, SC, TN	—	6	49	85	87
Southwest	AZ, CA, CO, NV, UT	—	—	11	117	119

Total		79	182	457	732	741

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

The Kohl’s concept has proven to be transferable to markets across the country. New market entries are supported by extensive advertising and promotions designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, the Company has been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 732 stores the Company operated as of January 28, 2006, 184 are take-over locations, which facilitated the entry into several markets including Chicago, Detroit, Minneapolis, Columbus, Boston, Philadelphia, St. Louis, the New York region and Hartford/New Haven.

Once a new market is established, the Company adds additional fill-in stores to further strengthen market share and enhance profitability. As of January 28, 2006, the Company operated stores in the following large and intermediate sized markets:

	Number of stores January 28, 2006		Number of stores January 28, 2006
Greater New York metropolitan area	52	Cleveland/Akron	17
Chicago	43	Denver	15
Los Angeles	35	Indianapolis	14
Greater Philadelphia metropolitan area	32	San Francisco	14
Dallas/Fort Worth	23	Phoenix	13
Milwaukee	21	Houston	12
Boston	21	Hartford/New Haven	12
Minneapolis/St. Paul Atlanta	20 19	St. Louis Columbus	11 10
Detroit	19	Sacramento	9
Washington DC	18

In fiscal 2005, Kohl’s successfully opened 95 new stores, significantly increasing its presence in the Southwest region with an additional 13 stores. The Company entered the Buffalo, NY market with three stores; the Orlando, FL market with six stores and the Jacksonville, FL market with three stores. In addition, the Company added 22 stores in the Midwest region, 13 stores in the South Central region, 12 stores in the Southeast region, 12 stores in the Mid-Atlantic region and 11 stores in the Northeast region.

Management believes there is substantial opportunity for further growth and intends to open approximately 80-85 new stores in fiscal 2006, with 17 stores opening during the first quarter including its initial entry into the Pacific Northwest in the Portland, OR market. The Company expects to open the remainder of its stores in the third quarter of fiscal 2006 with plans to enter the Seattle, WA market. The remaining stores will be opened in existing markets and spread across all regions of the country.

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

Distribution

The Company receives substantially all of its merchandise at eight distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

The following table summarizes key information about each distribution center.

Location	Fiscal Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Menomonee Falls, Wisconsin	1981	530,000	Illinois, Wisconsin	90
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana, Kentucky, West Virginia	120
Winchester, Virginia	1997	420,000	Pennsylvania, North Carolina, Virginia, Maryland, Delaware	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Iowa, Kansas, Nebraska, North Dakota, South Dakota	100
Corsicana, Texas	2001	540,000	Texas, Oklahoma, Arkansas, Mississippi	110
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	100
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah	110
Macon, Georgia	2005	560,000	Alabama, Tennessee, Georgia, South Carolina, Florida	125

The Company opened its eighth distribution center in Macon, Georgia in the spring of 2005 to support the Company’s growth in the Southeast region. The Company plans to open its ninth distribution center in Patterson, California in the spring of 2006 to support the Company’s growth in the Pacific Northwest and Southwest.

The Company operates a 500,000 square foot fulfillment center in Monroe, Ohio that services the Company’s e-commerce business.

Employees

As of January 28, 2006, the Company employed approximately 107,000 associates, including approximately 17,000 full-time and 90,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of the Company’s associates are represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company’s primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. The Company’s specific competitors vary from market to market.

Merchandise Vendors

The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during fiscal 2005. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company continues to have good working relationships with its suppliers.

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

Trademarks and Service Marks

The name “Kohl’s,” written in its distinctive block style, is a registered service mark of a wholly-owned subsidiary of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. This subsidiary has approximately 85 additional registered trademarks, trade names and service marks, most of which are used in the Company’s private label program.

Available Information

The Company’s internet website is www.kohls.com. Through the “Investor Relations-Financial Links-SEC Filings” portion of this website, the Company makes available, free of charge, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission (SEC). The Company has also posted on its website, under the caption “Investor Relations-Corporate Governance,” the Company’s Corporate Governance Guidelines; Charters of its Board of Directors’ Audit Committee, Compensation Committee and Governance & Nominating Committee; and the Code of Ethical Standards and Responsibility that applies to all of the Company’s associates and, to the extent practicable, members of the Company’s Board of Directors. Any amendment to or waiver from the provisions of the Code of Ethical Standards and Responsibility that are applicable to the Company’s Chief Executive Officer, Chief Financial Officer or other key Finance associates will be disclosed on the “Corporate Governance” portion of the website. Information contained on the Company’s website is not part of this Annual Report on Form 10-K.

The above-referenced materials will also be provided without charge to any shareholder submitting a written request to the Company’s Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051.

Item 1A.  Risk Factors

Forward Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events the Company expects or anticipates will occur in the future. The Company intends words such as “believes,” “anticipates,” “ plans,” “expects” and similar expressions to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the following important risk factors that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward looking statements relate to the date initially made, and the Company undertakes no obligation to update them. An investment in the Company’s common stock or other securities carries certain risks. Investors should carefully consider the risks described below and other risks which may be disclosed from time to time in the Company’s filings with the SEC before investing in the Company’s securities.

General Economic Conditions

General economic factors that are beyond the Company’s control impact the Company’s forecasts and actual performance. These factors include interest rates; recession; inflation; deflation; consumer credit availability; consumer debt levels; energy costs; tax rates and policy; unemployment trends; the threat or possibility of war, terrorism or other global or national unrest; political or financial instability; and other matters that influence consumer confidence and spending. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. Changes in the economic climate could adversely affect the Company’s performance.

Competitive Pressures

The retail business is highly competitive. The Company competes for customers, associates, locations, merchandise, services and other important aspects of its business with many other local, regional and national retailers. Those competitors, some of which have a greater market presence than the Company, include traditional store-based retailers, internet and catalog businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect the Company’s performance.

Consumer Demand

The Company’s business is dependent on the Company’s ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions could create inventory imbalances and adversely affect the Company’s performance and long term relationships with its customers.

Credit Card Operations

The Company’s credit card operations facilitate sales in our stores and generate additional revenue from fees related to extending credit. The Company’s ability to extend credit to its customers depends on many factors including compliance with federal and state banking and consumer protection laws, any of which may change from time to time. Changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely impact the Company’s ability to extend credit and collect payments could negatively affect our results. In addition, the Company’s finance charge revenue is subject to changes in state legislation regarding interest rates.

Weather conditions

Because a significant portion of the Company’s business is apparel and subject to weather conditions in its markets, its operating results may be unexpectedly and adversely affected. Frequent or unusually heavy snow, ice or rain storms or extended periods of unseasonable temperatures in its markets could adversely affect the Company’s performance.

Seasonality

The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons. This seasonality causes the Company’s operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of its securities.

Merchandise Sourcing

The merchandise sold by the Company is sourced from a wide variety of domestic and international vendors. All of the Company’s vendors must comply with applicable laws and the Company’s required standards of conduct. The Company’s ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond the Company’s control and could adversely impact the Company’s performance.

Labor Conditions

The Company’s performance is dependent on attracting and retaining a large and growing number of quality associates. Many of those associates are in entry level or part time positions with historically high rates of turnover. The Company’s ability to meet the Company’s labor needs while controlling the Company’s costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact the Company’s ability to attract and retain quality associates could adversely affect the Company’s performance.

New Store Growth

The Company’s plan to continue to increase the number of its stores will depend in part upon the availability of existing retail stores or store sites on acceptable terms. Increases in real estate, construction and development costs could limit the Company’s growth opportunities and affect its return on investment. There can be no assurance that such stores or sites will be available to the Company for purchase or lease, or that they will be available on terms acceptable to the Company. If the Company is unable to grow its retail business, the Company’s financial performance could be adversely affected.

New Markets

The Company’s growth strategy is dependent upon the Company’s ability to successfully execute the Company’s retailing concept in new markets and geographic regions. If the Company is unable to successfully execute its retail concept in these new markets and regions, or if consumers are not receptive to the Company’s concept in these markets or regions, the Company’s financial performance could be adversely affected.

Regulatory and Litigation Developments

Various aspects of the Company’s operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Litigation or regulatory developments could adversely affect the Company’s business operations and financial performance.

Information Systems

The efficient operation of our business is dependent on our information systems. In particular, the Company relies on its information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company possesses offsite recovery capabilities for its information systems. The failure of the Company’s information systems to perform as designed could disrupt its business and harm sales and profitability.

Other Factors

The foregoing list of risk factors is not exclusive. Other factors and unanticipated events could adversely affect the Company. The Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties

As of January 28, 2006, the Company operated 732 stores in 41 states. The Company owned 231 stores, owned 147 stores with ground leases and leased 354 stores. The Company’s typical lease has an initial term of 20-25 years plus two to eight renewal options for consecutive five or ten-year extension terms.

Substantially all of the Company’s leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 29% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved.

The Company’s stores are located in strip shopping centers (533), community and regional malls (55) and as free standing units (144). Of the Company’s stores, 676 are one-story facilities and 56 are multi-story facilities.

	Number of Stores at January 28, 2006	Retail Square Footage
California	72	5,740,702
Illinois	53	4,184,477
Texas	54	4,172,316
Ohio	46	3,532,901
New York	37	2,944,343
Michigan	36	2,732,700
Wisconsin	36	2,669,597
Pennsylvania	35	2,642,825
New Jersey	30	2,324,566
Indiana	29	2,193,134
Minnesota	23	1,800,688
Georgia	21	1,619,367
Massachusetts	20	1,609,625
North Carolina	21	1,581,991
Virginia	20	1,538,128
Colorado	18	1,406,655
Missouri	18	1,397,129
Connecticut	17	1,294,181
Arizona	16	1,259,379
Maryland	15	1,167,933
Tennessee	12	914,974
Florida	10	793,915
Iowa	11	774,882
Kentucky	10	769,451
Oklahoma	8	615,478
Kansas	7	516,320
Utah	6	472,359
Arkansas	6	466,310
New Hampshire	6	461,538
Nevada	5	393,975
South Carolina	5	386,640
Nebraska	5	345,874
Delaware	4	326,406
Maine	4	315,859
Alabama	4	310,325
West Virginia	3	225,003
South Dakota	2	168,930
North Dakota	2	164,792
Mississippi	2	157,047
Rhode Island	2	154,815
Vermont	1	77,302

Total	732	56,624,832

The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia; Blue Springs, Missouri; Mamakating, New York; San Bernardino, California and Macon, Georgia. The Company also owns its corporate headquarters in Menomonee Falls, Wisconsin and the e-commerce fulfillment center in Monroe, Ohio. The Company leases the distribution center in Corsicana, Texas.

Item 3.  Legal Proceedings

The Company and its subsidiaries are not currently parties to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to their ordinary course of business. The Company will record a liability related to its legal proceedings and claims when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that an obligation is reasonably possible, the Company will if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low prices of the Common Stock for each quarter in fiscal 2005 and 2004.

	Price Range
	High	Low
Fiscal 2005
First Quarter	$53.86	$45.26
Second Quarter	58.90	46.50
Third Quarter	57.44	43.63
Fourth Quarter	50.96	42.78

Fiscal 2004
First Quarter	$54.10	$39.59
Second Quarter	48.83	40.10
Third Quarter	52.86	43.70
Fourth Quarter	53.24	45.40

(b) Holders

At March 1, 2006, there were 5,973 record holders of the Common Stock.

(c) Dividends

The Company has never paid a cash dividend and has no current plans to pay dividends on its Common Stock. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing business conditions, including the Company’s earnings, financial condition and requirements, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

(d) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended January 28, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities. On March 6, 2006, the Company announced that its Board of Directors authorized a $2.0 billion repurchase program, to be completed over the next two to three years.

Item 6.   Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this document. The selected consolidated financial data, except for the operating data, has been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young LLP, independent registered public accounting firm, and have been restated to reflect share-based payment adjustments discussed in Note 2, “Restatement of Financial Statements,” to the consolidated financial statements.

	Fiscal Year Ended
	January 28, 2006	January 29, 2005 (Restated)	January 31, 2004 (Restated)	February 1, 2003 (Restated)	February 2, 2002 (Restated)
	(Dollars in Thousands, Except Per Share and Per Square Foot Data)
Statement of Operations Data:
Net sales	$13,402,217	$11,700,619	$10,282,094	$9,120,287	$7,488,654
Cost of merchandise sold	8,639,278	7,586,992	6,887,033	5,981,219	4,923,527

Gross margin	4,762,939	4,113,627	3,395,061	3,139,068	2,565,127
Selling, general and administrative expenses	2,963,472	2,582,996	2,157,030	1,882,889	1,583,489
Depreciation and amortization	338,916	288,173	239,558	193,497	158,417
Preopening expenses	44,370	49,131	47,029	41,198	33,360

Operating income	1,416,181	1,193,327	951,444	1,021,484	789,861
Interest expense, net	70,391	62,452	72,931	56,009	50,111

Income before income taxes	1,345,790	1,130,875	878,513	965,475	739,750
Provision for income taxes	503,830	427,474	332,050	364,950	281,327

Net income	$841,960	$703,401	$546,463	$600,525	$458,423

Net income per share :
Basic	$2.45	$2.06	$1.61	$1.78	$1.37
Diluted	$2.43	$2.04	$1.59	$1.75	$1.35
Operating Data:
Comparable store sales growth (a)	3.4%	0.3%	(1.6%)	5.3%	6.8%
Net sales per selling square foot (b)	$252	$255	$268	$284	$283
Total square feet of selling space (in thousands; end of period)	56,625	49,201	41,447	34,507	28,576
Number of stores open (end of period)	732	637	542	457	382
Balance Sheet Data (end of period):
Working capital	$2,519,597	$2,187,379	$1,902,280	$1,776,029	$1,584,103
Property and equipment, net	4,543,832	3,987,945	3,316,486	2,734,228	2,196,490
Total assets	9,153,038	7,979,299	6,690,750	6,310,636	4,926,582
Long-term debt and capital leases	1,046,104	1,103,441	1,075,973	1,058,784	1,095,420
Shareholders’ equity	5,957,338	5,033,898	4,211,523	3,531,726	2,803,133

(a)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period. Fiscal 2001 comparable store sales growth compares the 52 weeks of fiscal 2001 to the 52 weeks ended January 27, 2001.
(b)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl’s mission is to be the leading family-focused, value-oriented, specialty department store offering quality, exclusive and national brand merchandise to the customer in an environment that is convenient, friendly and exciting.

Kohl’s operates from coast to coast, having grown from 76 stores in six states at the time of its initial public offering (IPO) in 1992 to 732 stores in 41 states at January 28, 2006. In fiscal 2005, the Company continued its expansion with entries into the Buffalo, NY; Orlando, FL; and Jacksonville, FL markets.

Kohl’s concentrates on profitable expansion. The Company’s future growth plans are to increase its presence in all of the regions it currently serves and to expand into new markets. The Company plans to add approximately 500 stores over the next five years. The Company opened 95 stores in fiscal 2005. In fiscal 2006, the Company plans to open approximately 80-85 new stores with continual expansion in Florida, and entry into the Pacific Northwest with stores opening in Washington and Oregon. The store expansion involves all three of the Company’s prototypes: suburban, small, and urban, with the primary vehicle remaining the suburban prototype. The Company’s disciplined approach to new store selection ensures that new store locations achieve an appropriate return on investment.

The Company’s capital structure is well positioned to continue to support its expansion plans. Internally generated cash flows will continue to be the primary source of the funding required for future growth. In addition, the Company has long-term debt ratings of A3 by Moody’s, BBB+ by Standard & Poor’s and A by Fitch.

The Company’s revenues are generated through sales from existing stores and through sales from new stores opened as a result of its expansion program. In order to increase sales productivity in existing stores and attract new customers, the Company strives to add freshness in its assortments through the addition of new and exclusive brands and extension of existing brands into new classifications. The Company also continues to invest in updating its stores with a goal of remodeling stores approximately every 8-10 years.

Critical to the Company’s successful growth is the infrastructure that has been developed and refined since becoming a public company in 1992. Over the past five years, sales have grown at a compound annual growth rate (CAGR) of approximately 17% and net income has grown at a CAGR of approximately 20%. This growth was achieved through a combination of comparable store sales increases, square footage growth, gross margin expansion and selling, general and administrative (S,G&A) expense control.

Fiscal 2005 was a solid year from an earnings and operational perspective. The Company earned $842 million in net income, an increase of 19.7% over last year. The Company’s net sales increased 14.5% while comparable store sales increased 3.4%. In fiscal 2005, the Company achieved the highest gross margin rate in its history. The Company’s S,G&A expenses increased 14.7% over fiscal 2004 which was in line with the Company’s square footage growth of 15.1%.

The Company’s earnings guidance for fiscal 2006 is to achieve net income growth of 13% to 18%, assuming a comparable store sales increase of 2% to 4% and total sales growth of 12% to 14%. The Company expects to leverage S,G&A expenses with an approximately 2% comparable store sales increase in fiscal 2006. In order to achieve this guidance, the Company will continue to focus on the following initiatives:

•	Merchandise content

•	Inventory management

•	In-store shopping experience

•	Differentiation in marketing

The Company progressed on these initiatives in fiscal 2005. The merchandise content was broadened by adding new national, exclusive and private brands. The Company continued its focus on inventory management and increased its effectiveness of being in-stock by flowing goods more frequently and closer to the time of sale. The shopping experience is where everything the Company does comes together. The Company organized departments by lifestyle for ease of shopping, differentiated special sizes, added graphics that highlight key trends and presented merchandise to give customers ideas on how to create their own looks. These initiatives not only make it easier to shop, but also more exciting.

In 2006, the Company is focused on continuing to introduce new brands and extend successful brands into additional areas of the store to build awareness with its existing customers and drive more frequent trips as well as gain new customers. In order to achieve this goal, the Company will continue to use a fully integrated marketing approach using circulars, direct mail, radio, magazines, internet and television to brand Kohl’s. The Company’s marketing strategies will continue to evolve as it seeks new and exciting ways to reach its customers.

The Company’s long-term goal remains to increase net income approximately 15%-20% annually through a combination of new store and comparable store sales growth, slight increase annually in the gross margin rate, and modest S,G&A expense leverage on the increasing sales base.

Restatement of Financial Statements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company adopted SFAS No. 123R on January 30, 2005 requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company adopted the “modified retrospective” method, which requires the prior period financial statements be restated under the provisions of SFAS No. 123R to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures.

As a result of adopting SFAS No. 123R, the Company’s income before income taxes for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 are $40.4 million, $43.4 million and $55.4 million lower, respectively, than if it had continued to account for the share-based compensation under APB No. 25.

Prior to adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from the tax deductions in excess of the compensation costs recognized for those options be presented as financing cash flows.

See Note 2, “Restatement of Financial Statements,” to the consolidated financial statements for a summary of the effects of these changes on the Company’s Consolidated Balance Sheets as of January 29, 2005, as well as on the Company’s Consolidated Statements of Income and Cash Flows for fiscal years 2004 and 2003. The accompanying Management’s Discussion and Analysis gives effect to these changes.

The discussion and analysis below further explains the Company’s results of operations for fiscal 2005.

Results of Operations

The Company’s net income was $842.0 million in fiscal 2005 compared to $703.4 million in fiscal 2004, an increase of $138.6 million or 19.7%. Fiscal 2004 net income increased 28.7% over fiscal 2003 net income of $546.5 million.

Components of net income.    The following table sets forth statement of operations data as a percentage of net sales for each of the last three fiscal years:

	Fiscal Year
	2005	2004 (Restated)	2003 (Restated)
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	64.5	64.8	67.0

Gross margin	35.5	35.2	33.0
Selling, general and administrative expenses	22.1	22.1	21.0
Depreciation and amortization	2.5	2.5	2.3
Preopening expenses	0.3	0.4	0.4

Operating income	10.6	10.2	9.3
Interest expense, net	0.6	0.5	0.8

Income before income taxes	10.0	9.7	8.5
Provision for income taxes	3.7	3.7	3.2

Net income	6.3%	6.0%	5.3%

Net sales.    Net sales, number of stores, sales growth, net sales per selling square foot and comparable store base for the last three fiscal years were as follows:

	Fiscal Year
	2005	2004	2003
Net sales (in thousands)	$13,402,217	$11,700,619	$10,282,094
Number of stores open (end of period)	732	637	542
Sales growth—all stores	14.5%	13.8%	12.7%
Sales growth—comparable stores (a)	3.4%	0.3%	(1.6)%
Net sales per selling square foot (b)	$252	$255	$268
Comparable store base	542	457	382

(a)	Comparable store sales growth for each period is based on sales of stores (including relocated or expanded stores) open throughout the full period and throughout the full prior period.
(b)	Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space.

Net sales increased $1,701.6 million, or 14.5%, from $11,700.6 million in fiscal 2004 to $13,402.2 million in fiscal 2005. Net sales increased $1,336.4 million due to the opening of 95 new stores in fiscal 2005 and to the inclusion of a full year of operating results for the 95 stores opened in fiscal 2004. Comparable store sales increased $365.2 million, or 3.4%, in fiscal 2005. The number of transactions increased 1.2% and the average transaction value increased 2.2% in comparable stores. All areas of the business had positive sales results with the Men’s and Accessories businesses having the strongest sales performance. All regions had positive comparable sales increases. The Southwest region had the strongest comparable store sales performance.

Net sales increased $1,418.5 million, or 13.8%, from $10,282.1 million in fiscal 2003 to $11,700.6 million in fiscal 2004. Net sales increased $1,395.1 million due to the opening of 95 new stores in fiscal 2004 and to the inclusion of a full year of operating results for the 85 stores opened in fiscal 2003. Comparable store sales increased $23.4 million, or 0.3%, in fiscal 2004.

The Company’s merchandise mix is reflected in the table below:

	Fiscal Year
	2005	2004	2003
Women’s	32.6%	32.5%	32.1%
Men’s	18.6%	18.5%	19.0%
Home	18.4%	18.5%	18.4%
Children’s	13.0%	13.4%	13.5%
Accessories	9.2%	9.0%	8.7%
Footwear	8.2%	8.1%	8.3%

Gross margin.    The Company’s gross margin as a percent of net sales was 35.5% for fiscal 2005 compared to 35.2% for fiscal 2004. Gross margin increased $649.3 million from $4,113.6 million in fiscal 2004 to $4,762.9 million in fiscal 2005. Gross margin increased $459.0 million due to the opening of 95 new stores in fiscal 2005 and to the inclusion of a full year of operating results for the 95 stores opened in fiscal 2004. The comparable store gross margin increase of $190.3 million was a result of improved gross margin on clearance sales, better merchandise content and improved inventory flow. The merchandise category that was the largest contributor to the gross margin rate increase was Women’s.

Gross margin increased $718.5 million from $3,395.1 million in fiscal 2003 to $4,113.6 million in fiscal 2004. Gross margin increased $501.5 million due to the opening of 95 new stores in fiscal 2004 and to the inclusion of a full year of operating results for the 85 stores opened in fiscal 2003. Comparable store gross margin increased $217.0 million due mainly to lower level of clearance sales, improved gross margin on the clearance sales and the adoption of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” in fiscal 2004. The largest contributor to the gross margin rate increase was Women’s.

Selling, general and administrative expenses.    S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization. S,G&A expenses increased $380.5 million, or 14.7%, to $2,963.5 million in fiscal 2005 compared to $2,583.0 million in fiscal 2004. S,G&A expenses as a percent of net sales was 22.1% in both fiscal 2005 and fiscal 2004. Store operating expenses increased 15.5%, which is consistent with the Company’s square footage growth of 15.1%. The Company leveraged distribution expenses due to the increased productivity on a units per hour basis. The Company also leveraged credit expenses which were offset by increased corporate expenses as a percent of net sales.

S,G&A expenses increased $426.0 million, or 19.7%, to $2,583.0 million in fiscal 2004 compared to $2,157.0 million in fiscal 2003. S,G&A expenses as a percent of net sales increased from 21.0% in fiscal 2003 to 22.1% in fiscal 2004, an increase of 110 basis points. Store operating expenses increased 18.5%, which is consistent with the Company’s square footage growth of 18.7%. Advertising expenses increased 85 basis points primarily due to the adoption of EITF 02-16 (see Note 1 to the consolidated financial statements for further discussion), which had an unfavorable impact of approximately 60 basis points. These increases were offset by a 12 basis point reduction in corporate expenses, a 10 basis point reduction in distribution expenses and a 10 basis point reduction in credit operations.

Depreciation and amortization.    The total amount of depreciation and amortization increased from fiscal 2004 to fiscal 2005 due to the addition of new stores and the mix of owned compared to leased stores. Depreciation and amortization as a percentage of net sales was 2.5% for both fiscal 2005 and 2004 and was 2.3% for fiscal 2003.

Preopening expenses.    Preopening expenses are expensed as incurred and relate to the costs incurred prior to new store openings which includes advertising, hiring, and training costs for new employees, processing and transporting initial merchandise and rent expense. The average cost per store fluctuates based on the mix of stores opened in new markets compared to fill-in markets, with new markets being more expensive. The average cost to open the 95 new stores in fiscal 2005 was $481,000, the average cost to open the 95 new stores in fiscal 2004 was $540,000 and the average cost to open the 85 new stores in fiscal 2003 was $592,000. The decrease in the average cost to open a store in fiscal 2005 was due to the mix of stores opened in new markets compared to fill-in markets as well as entries made into less expensive markets.

Interest expense.    Net interest expense increased $7.9 million from $62.5 million in fiscal 2004 to $70.4 million in fiscal 2005. Of the increase, $6.0 million is attributed to decreased capitalized interest due to less capital spending. Net interest expense in fiscal 2004 decreased $10.4 million from $72.9 million in fiscal 2003 to $62.5 million. The decrease was a result of writing off $6.1 million in deferred financing fees related to the redemption of the Company’s Liquid Yield Option Subordinated Notes (LYONs) in the second quarter of fiscal 2003. The remaining decrease is primarily attributable to the redemption of the 2.75% LYONs during the second quarter of fiscal 2003.

Income taxes.    The Company’s effective tax rate was 37.4% in fiscal 2005 and was 37.8% in both fiscal 2004 and in fiscal 2003. The decrease in the fiscal 2005 effective tax rate was a result of a tax adjustment of $4.9 million due to the favorable resolution of certain state tax matters.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company’s primary ongoing cash requirements are for capital expenditures in connection with the expansion and remodeling programs, seasonal and new store inventory purchases, and the growth in credit card accounts receivable. The Company’s primary sources of funds for its business activities are cash flow provided by operations and short-term trade credit.

Operating activities.    Cash flow provided by operations was $881.7 million in fiscal 2005 compared to $937.1 million in fiscal 2004, a $55.4 million decrease. The primary sources of cash flow provided by operations were net income before depreciation and amortization and a $125.3 million increase in accounts payable, as discussed below. The primary uses of cash flow were a $290.6 million increase in merchandise inventories and a $262.4 million increase in the accounts receivable portfolio, as discussed below. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by financing secured by proprietary accounts receivable and lines of credit available under its revolving credit facilities. The Company’s working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	January 28, 2006	January 29, 2005 (Restated)	January 31, 2004 (Restated)
	($ In Thousands)
Working capital	$2,519,597	$2,187,379	$1,902,280
Current ratio	2.44:1	2.50:1	2.69:1
Debt / capitalization	16.2%	18.0%	20.5%
Earnings to fixed charges	6.35	5.83	4.90

The decrease in the Company’s current ratio in fiscal 2005 is due to accounts payable increasing at a higher rate than inventory and the increase of $100.0 million in the current portion of long-term debt. The decrease in the Company’s current ratio in fiscal 2004 from fiscal 2003 is also due to accounts payable increasing at a higher rate than inventory. The improvement in the debt / capitalization percentage and earnings to fixed charges ratio in fiscal 2005 was due to an increase in retained earnings as a result of growth in net income in fiscal 2005 over fiscal 2004 of 19.7%.

The Company’s accounts receivable at January 28, 2006 increased $262.4 million, or 18.9%, over the January 29, 2005 balance. The increase is primarily due to a 18.6% increase in proprietary credit card sales and a decrease in payment rates. Net write-offs increased to 1.0% of Kohl’s charge sales in fiscal 2005 from 0.9% in fiscal 2004. The Company’s incremental bad debt expense related to the revised bankruptcy legislation, effective

October 17, 2005, was $3.2 million. The Company believes write-offs of delinquent accounts were accelerated due to the bankruptcy legislation. As a result, the allowance for doubtful accounts was reduced to 1.6% of gross accounts receivable in fiscal 2005 from 1.7% in fiscal 2004. The Company’s credit card program supports earnings growth by driving sales through promotional events and through the growth in the proprietary credit card financial performance. The following table summarizes information related to Kohl’s proprietary credit card receivables:

	January 28, 2006	January 29, 2005	January 31, 2004
	($ In Thousands)
Gross accounts receivable	$1,678,400	$1,414,289	$1,172,678
Allowance for doubtful accounts	$26,335	$24,657	$22,521
Allowance as a % of gross accounts receivable	1.6%	1.7%	1.9%
Accounts receivable turnover (rolling 4 quarters) *	3.8x	3.8x	3.6x
Proprietary credit card share	40.6%	39.2%	36.0%
Accounts over 60 days past due	2.4%	2.5%	2.7%
* Credit card sales divided by average quarterly gross accounts receivable

At January 28, 2006, the Company’s merchandise inventories increased $290.6 million, an increase of 14.9% from the January 29, 2005, balance of $1,947.0 million. On an average store basis, the inventory at January 28, 2006, was flat to January 29, 2005. Accounts payable increased $125.3 million to $830.0 million at January 28, 2006, from the January 28, 2005, balance primarily due to an increase in stores and the execution of flowing goods closer to the point of sale.

Investing activities.    Capital expenditures include costs for new store openings, store remodels, distribution center openings, the expansion of the corporate office and other base capital needs. The Company’s capital expenditures, including favorable lease rights, were $799.4 million during fiscal 2005, $889.6 million during fiscal 2004 and $831.6 million during fiscal 2003. The Company opened 95 new stores in fiscal 2005. In addition, the Company continued to make capital investments for information systems, distribution capacity and other infrastructure to support the Company’s growth. The decrease in capital spending was a result of opening 17 stores during the first quarter of fiscal 2006 compared to 32 stores during the first quarter of fiscal 2005.

The Company plans to open approximately 80-85 new stores in fiscal 2006. Total capital expenditures for fiscal 2006 are currently expected to be in the range of $1.0 billion. Capital expenditures include costs for new store openings, store remodels, the construction of a distribution center in Patterson, CA and other base capital needs. The amount of capital expenditures fluctuate as a result of the timing of new store capital spending, the mix of owned, leased and acquired stores, the number of stores remodeled and the timing of opening distribution centers. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements. The Company’s capital structure is well positioned to support its expansion plans. The Company anticipates that internally generated cash flows will be the primary source of funding for future growth.

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

The Company maintains the following credit ratings:

Credit Ratings
	Moody’s	Standard & Poor’s	Fitch
Long-term debt	A3	BBB+	A

The Company has an agreement with Preferred Receivables Funding Corporation and JPMorgan Chase, as agent, under which the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables up to a maximum of $225 million. The agreement runs through December 14, 2006, and is renewable for one year intervals at the Company’s request and the investor’s option. No receivables were sold as of January 28, 2006, or January 29, 2005. For financial reporting purposes, receivables sold are treated as secured borrowings.

The Company has an unsecured revolving bank credit facility totaling $532 million. In addition, the Company also has two demand notes with availability totaling $50 million. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate.

Outlook

The Company’s earnings guidance for fiscal 2006 is to achieve net income growth of 13% to 18%, based upon a comparable store sales increase of 2% to 4% and total sales growth of 12% to 14%. The Company will attain this goal by introducing new brands and extending successful brands into additional areas of the store. The Company will also focus on improved receipt flow to improve transitions and lower clearance levels. Finally, the Company will continue to invest in both direct mail and broadcast media to support the new brand launches and to build sales momentum throughout the year.

The Company will achieve its net income increase through a combination of new store and comparable store sales growth, improvement in gross margin rate and the assumption of S,G&A expense leverage at a 2% comparable sales increase.

Contractual Obligations

The Company has aggregate contractual obligations of $13,448.5 million related to debt repayments, capital leases, operating leases, royalties and purchase obligations as follows:

	Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
	(In Thousands)
Long-term debt (a)	$162,547	$59,144	$59,104	$58,775	$58,775	$1,751,175	$2,149,520
Capital leases (a)	19,286	19,761	19,939	18,467	15,871	189,555	282,879
Operating leases	340,540	340,648	335,598	331,704	329,643	6,404,148	8,082,281
Royalties	7,221	13,462	15,250	17,731	20,969	1,688	76,321
Purchase obligations (b)	2,520,248	—	—	—	—	—	2,520,248
Other (c)	156,457	26,352	12,149	7,593	7,361	127,304	337,216

Total	$3,206,299	$459,367	$442,040	$434,270	$432,619	$8,473,870	$13,448,465

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs which total $1,152.8 million and $125.6 million, respectively.
(b)	The Company’s purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors scheduled shipment date.
(c)	The other category above includes commitments for stores to be opened in fiscal 2006 and 2007 and employment contracts.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $33.2 million at January 28, 2006. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of January 28, 2006.

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

Vendor Allowances

The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for advertising or fixture programs reduce the Company’s expense or expenditure for the related advertising or fixture program when appropriate. Vendors allowances will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory. See Note 1 to the consolidated financial statements, “Business and Summary of Accounting Policies.”

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

Impairment of Assets and Closed Store Reserves

The Company has a significant investment in property and equipment and favorable lease rights. The related depreciation and amortization is computed using estimated useful lives of up to 50 years. The Company reviews whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present annually or whenever an event, such as decisions to close a store, indicate the carrying value of the asset may not be recoverable. The Company has historically not experienced any significant impairment of long-lived assets or closed store reserves. Decisions to close a store can also result in accelerated depreciation over the revised useful life. If the store is leased, a reserve is set up for the discounted difference between the rent and the expected sublease rental income when the location is no longer in use. A significant change in cash flows, market valuation, demand for real estate or other factors, could result in an increase or decrease in the reserve requirement or impairment charge.

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.4% in fiscal 2005 and 37.8% in fiscal 2004 and 2003. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43 on inventory pricing and clarifies that abnormal idle facility expense, freight, handling costs and spoilage are to be treated as current period expenses and not a cost of inventory. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to have an impact on net earnings, cash flows or financial position upon adoption.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures are required about the unrecognized asset retirement obligations. FIN 47 was adopted by the Company in fiscal 2005. Adoption of this statement did not have a material impact on the Company’s consolidated financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force (EITF) released No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” was issued. It provides guidance on determining amortization periods for leasehold improvements purchased after lease inception or acquired in a business combination. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this guidance did not have an impact on the Company’s net earnings, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123(R)-2). SFAS No. 123 (R) (FAS No. 123R) requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 (R)-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and the key terms and conditions of the award are expected to be communicated to the individual within a relatively short time period from the date of approval. This FSP 123 (R)-2 is applicable upon initial adoption of SFAS No. 123 (R) or for companies who have already adopted SFAS No. 123R, the first reporting period after the FSP is posted to the FASB website. As required, the Company applied the guidance in FSP 123 (R)-2 beginning October 2005. The adoption of this guidance did not have a material impact on the Company’s net earnings, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. FSP 13-1 is applicable for the first reporting period after December 15, 2005. The Company has historically capitalized rental costs incurred during a construction period and the adoption of this guidance is expected to negatively impact net income per diluted share by approximately $0.03 in fiscal 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At January 28, 2006, the Company’s long-term debt, excluding capital leases, was $996.7 million, all of which is fixed rate debt.

Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at January 28, 2006 and January 29, 2005 changed by 100 basis points, the Company’s annual interest expense would change by $10.0 million in each respective year.

During fiscal 2005, average borrowings under the Company’s variable rate revolving credit facilities and its short-term financing of its proprietary accounts receivable were $79.0 million and $76.1 million at January 28, 2006 and January 29, 2005, respectively. If interest rates on the average fiscal 2005 and fiscal 2004 variable rate debt changed by 100 basis points, the Company’s annual interest expense would change by $790,000 and $761,000, respectively, assuming comparable borrowing levels.

During fiscal 2005 and fiscal 2004, the Company did not enter into any derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

The financial statements are included in this report beginning on page F-3.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”) as of the last day of the period covered by this Report. Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, alerting them to material information required to be disclosed in the Company’s periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Management Report on Internal Control over Financial Reporting

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

Kohl’s Corporation management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of January 28, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Kohl’s Corporation’s independent registered public accounting firm, Ernst & Young LLP, issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

(c) Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Kohl’s Corporation maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Kohl’s Corporation maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of January 28, 2006 and January 29, 2005, and the related consolidated statements of net income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2006 and our report dated March 3, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 3, 2006

PART III

Item 9B.  Other Information

None

Item 10.  Directors and Executive Officers of Registrant

The information set forth under “Election of Directors” on pages 1-3, under “Board of Directors’ Meetings, Attendance and Compensation” on pages 3-4, under “Corporate Governance Guidelines and Code of Ethics” on page 6 under “Committees of the Board of Directors” on pages 4-6 and under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 12 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 26, 2006 is incorporated herein by reference.

The executive officers of the Company as of March 1, 2006 are as follows:

Name	Age	Position
R. Lawrence Montgomery	57	Chairman, Chief Executive Officer and Director

Kevin Mansell	53	President and Director

Arlene Meier	53	Chief Operating Officer, Treasurer and Director

Wesley S. McDonald	43	Executive Vice President—Chief Financial Officer

Mr. Montgomery was elected Chairman of the Board in February 2003. He was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996 after joining the Company as Senior Vice President—Director of Stores in 1988. Mr. Montgomery has 35 years of experience in the retail industry.

Mr. Mansell has served as President and Director since February 1999. Mr. Mansell served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 31 years of experience in the retail industry.

Ms. Meier has served as Chief Operating Officer since November 2000. Ms. Meier served as Executive Vice President—Chief Financial Officer from October 1994 to November 2000 and was appointed to the Board of Directors in March 2000. Ms. Meier joined the Company as Vice President—Controller in 1989. Ms. Meier has 30 years of experience in the retail industry.

Mr. McDonald has served as Executive Vice President—Chief Financial Officer since August 2003. Prior to joining the Company, Mr. McDonald held the position of Vice President—Chief Financial Officer at Abercrombie & Fitch from 2000 to 2003. Additionally, Mr. McDonald had served for 12 years in various executive positions at Target Corporation. Mr. McDonald has 18 years of experience in the retail industry.

Item 11.  Executive Compensation

The information set forth under “Executive Compensation” on pages 10-14, “Compensation Committee Interlocks and Insider Participation” on page 6 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 26, 2006 is incorporated herein by reference. A description of the Company’s compensation of directors as set forth under “Board of Directors Meetings, Attendance and Compensation” on page 4 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 26, 2006 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under “Beneficial Ownership of Shares” on pages 8-9 and under “Equity Compensation Plan Information” on page 12 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 26, 2006 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under “Other Transactions” on pages 6-7 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 26, 2006 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information set forth under “Fees Paid to Ernst & Young LLP” on page 20 of the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 26, 2006 is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements and Schedule on pages F-3 to F-24, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1 and the “Financial Statement Schedule” on page F-24, all of which are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation and subsidiaries (the Company) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 28, 2006 and January 29, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 of the consolidated financial statements, in 2005 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kohl’s Corporation’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 3, 2006

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	January 28, 2006	January 29, 2005 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$126,839	$116,717
Short-term investments	160,077	88,767
Accounts receivable trade, net of allowance for doubtful accounts of $26,335 and $24,657, respectively	1,652,065	1,389,632
Merchandise inventories	2,237,568	1,946,977
Deferred income taxes	23,677	54,050
Other	65,826	47,294

Total current assets	4,266,052	3,643,437

Property and equipment, net	4,543,832	3,987,945
Favorable lease rights, net	212,380	224,903
Goodwill	9,338	9,338
Other assets	121,436	113,676

Total assets	$9,153,038	$7,979,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$829,971	$704,655
Accrued liabilities	641,635	570,757
Income taxes payable	166,908	177,182
Current portion of long-term debt and capital leases	107,941	3,464

Total current liabilities	1,746,455	1,456,058

Long-term debt and capital leases	1,046,104	1,103,441
Deferred income taxes	217,801	229,381
Other long-term liabilities	185,340	156,521

Shareholders’ equity:
Common stock-$.01 par value, 800,000 shares authorized, 345,088 and 343,345 shares issued and outstanding, respectively	3,450	3,433
Paid-in capital	1,583,035	1,501,572
Retained earnings	4,370,853	3,528,893

Total shareholders’ equity	5,957,338	5,033,898

Total liabilities and shareholders’ equity	$9,153,038	$7,979,299

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005 (Restated)	January 31, 2004 (Restated)
Net sales	$13,402,217	$11,700,619	$10,282,094
Cost of merchandise sold	8,639,278	7,586,992	6,887,033

Gross margin	4,762,939	4,113,627	3,395,061
Operating expenses:
Selling, general and administrative	2,963,472	2,582,996	2,157,030
Depreciation and amortization	338,916	288,173	239,558
Preopening expenses	44,370	49,131	47,029

Total operating expenses	3,346,758	2,920,300	2,443,617

Operating income	1,416,181	1,193,327	951,444
Other expense (income):
Interest expense	72,086	64,761	76,371
Interest income	(1,695)	(2,309)	(3,440)

Income before income taxes	1,345,790	1,130,875	878,513
Provision for income taxes	503,830	427,474	332,050

Net income	$841,960	$703,401	$546,463

Net income per share:
Basic	$2.45	$2.06	$1.61
Diluted	$2.43	$2.04	$1.59

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2003 (previously reported)	337,322	$3,373	$1,082,277	$2,393,692	$3,479,342
Cumulative effect of restatement on prior years (see Note 2)	—	—	167,047	(114,663)	52,384

Balance at February 1, 2003 (as restated, see Note 2)	337,322	3,373	1,249,324	2,279,029	3,531,726
Exercise of stock options	2,819	28	46,229	—	46,257
Income tax benefit from exercise of stock options	—	—	31,719	—	31,719
Share-based compensation expense	—	—	55,358	—	55,358
Net income	—	—	—	546,463	546,463

Balance at January 31, 2004 (as restated, see Note 2)	340,141	3,401	1,382,630	2,825,492	4,211,523
Exercise of stock options	3,204	32	47,062	—	47,094
Income tax benefit from exercise of stock options	—	—	28,505	—	28,505
Share-based compensation expense	—	—	43,375	—	43,375
Net income	—	—	—	703,401	703,401

Balance at January 29, 2005 (as restated, see Note 2)	343,345	3,433	1,501,572	3,528,893	5,033,898
Exercise of stock options	1,743	17	22,841	—	22,858
Income tax benefit from exercise of stock options	—	—	14,458	—	14,458
Share-based compensation expense	—	—	40,639	—	40,639
Unearned compensation amortization	—	—	3,525	—	3,525
Net income	—	—	—	841,960	841,960

Balance at January 28, 2006	345,088	$3,450	$1,583,035	$4,370,853	$5,957,338

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005 (Restated)	January 31, 2004 (Restated)
Operating activities
Net income	$841,960	$703,401	$546,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339,608	288,892	246,594
Share-based compensation	43,941	43,375	55,358
Excess tax benefits from share-based compensation	(14,458)	(10,563)	(14,797)
Deferred income taxes	18,793	78,274	54,629
Amortization of debt discount	218	216	3,576
Changes in operating assets and liabilities:
Accounts receivable trade, net	(262,433)	(239,475)	(159,347)
Merchandise inventories	(290,591)	(339,987)	20,006
Other current and long-term assets	(19,594)	19,188	(27,180)
Accounts payable	125,316	172,056	(118,132)
Accrued and other long-term liabilities	94,747	151,558	107,471
Income taxes	4,184	70,160	25,023

Net cash provided by operating activities	881,691	937,095	739,664

Investing activities
Acquisition of property and equipment and favorable lease rights	(799,417)	(889,598)	(831,599)
Net (purchases) sales of short-term investments	(71,310)	(54,482)	441,706
Acquisition of software and other	(33,056)	(33,411)	(25,624)

Net cash used in investing activities	(903,783)	(977,491)	(415,517)

Financing activities
Excess tax benefits from share-based compensation	14,458	10,563	14,797
Payments of convertible and other long-term debt	(5,102)	(13,292)	(362,538)
Net proceeds from issuance of common shares	22,858	47,094	46,257

Net cash provided by (used in) financing activities	32,214	44,365	(301,484)

Net increase in cash and cash equivalents	10,122	3,969	22,663
Cash and cash equivalents at beginning of year	116,717	112,748	90,085

Cash and cash equivalents at end of year	$126,839	$116,717	$112,748

See accompanying notes

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Accounting Policies

Business

As of January 28, 2006, Kohl’s Corporation (the Company) operated 732 family oriented, specialty department stores located in 41 states that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company’s fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended January 28, 2006 (fiscal 2005), January 29, 2005 (fiscal 2004) and January 31, 2004 (fiscal 2003). Fiscal 2005, 2004 and 2003 each include 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the fiscal 2005 presentation.

Cash Equivalents

Cash equivalents represent money market funds and are stated at cost, which approximates fair value.

Short-term Investments

Short-term investments consist primarily of municipal auction rate securities and are stated at cost, which approximates market value. Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at par.

Accounts Receivable Trade, Net

The Company evaluates the collectibility of accounts receivable based on a combination of factors, including aging and historical trends. Delinquent accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. For all other accounts, the Company recognizes reserves for bad debts based on the length of time the accounts are past due and the anticipated future write-offs based on historical experience.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market. The Company changed its method of accounting for inventory from the last in, first out method (LIFO) to the first in, first out method (FIFO) during fiscal 2005. The Company believes that adopting the FIFO method provides more transparent financial reporting and is consistent with the Company’s changing business environment with respect to the sourcing of goods and the nature of its inventory. The cumulative effect of the change was a $2.4 million increase to gross margin recorded in the quarter ended July 30, 2005. Because the accounting change was not material to the Company’s financial statements for any of the years presented, no retroactive restatement of prior years’ financial statements was made. At January 29, 2005, inventories would have been $2,415,000 higher if they would have been valued using the FIFO method.

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

Capitalized Interest

The Company capitalizes interest on the acquisition and construction of new locations and expansion of existing locations and depreciates that amount over the lives of the related assets. The total interest capitalized was $7,297,000, $13,297,000 and $9,861,000 in fiscal 2005, 2004 and 2003, respectively.

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options with a maximum of 50 years. Accumulated amortization was $71,537,000 at January 28, 2006 and $59,014,000 at January 29, 2005. Amortization begins when the respective stores are opened. Amortization expense was $12,523,000, $10,288,000 and $9,115,000 for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The estimated amortization expense for the current favorable lease right assets for the next five years is expected to be approximately $12,000,000 in 2006, $10,900,000 in 2007, $10,800,000 in 2008 and 2009 and $10,300,000 in 2010.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Long-Lived Assets

The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present and, if such indicators are present, determines whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of January 28, 2006, and January 29, 2005, and determined that there was no significant impact on the Company’s results of operations.

Goodwill

The Company completed its annual goodwill impairment tests for fiscal 2005, 2004 and 2003 and determined there was no impairment of existing goodwill. The remaining goodwill balance is $9.3 million as of January 28, 2006 and January 29, 2005.

Long-term Liabilities

The major components of other long-term liabilities consist of the following:

	January 28, 2006	January 29, 2005
	(In Thousands)
Property related liabilities	$143,896	$120,065
Deferred compensation	27,552	25,967
Other long-term liabilities	13,892	10,489

	$185,340	$156,521

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising costs, net of cooperative advertising agreements, were $594,446,000, $521,033,000 and $373,956,000 in fiscal 2005, 2004 and 2003, respectively. Television and radio broadcast and newspaper circulars make up the majority of the advertising costs all three years. The majority of the increase in total advertising costs in fiscal 2004 was due to the change in accounting for vendor allowances discussed above.

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

Net Income Per Share

The information required to compute basic and diluted net income per share is as follows:

	Fiscal Year
	2005	2004 (Restated)	2003 (Restated)
	(In Thousands)
Numerator for basic net income per share—net income	$841,960	$703,401	$546,463
Interest expense related to convertible notes, net of tax	—	—	2,090

Numerator for diluted net income per share	$841,960	$703,401	$548,553

Denominator for basic net income per share—weighted average shares	344,172	341,724	339,199
Impact of dilutive employee stock options (a)	2,600	3,049	4,263
Shares issued upon assumed conversion of convertible notes	—	—	1,445

Denominator for diluted net income per share	346,772	344,773	344,907

(a)	In fiscal 2005, 2004 and 2003, 6,428,000, 7,527,000 and 4,919,000 options, respectively, were not included in the net income per share calculation as the impact of such options was antidilutive.

Stock Options

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123R), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Effective January 30, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the “modified retrospective” method, which requires the prior period financial statements to be restated to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures. See Note 2 for the effect of the adoption on the fiscal 2004 and 2003 results.

As of January 28, 2006, the Company had three long-term compensation plans. Information related to the outstanding stock options and nonvested stock are disclosed in Note 9.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “ Inventory Costs, an Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43 on inventory pricing and clarifies that abnormal idle facility expense, freight, handling costs and spoilage are to be treated as current period expenses and not a cost of inventory. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this statement to have an impact on net earnings, cash flows or financial position upon adoption.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures are required about the unrecognized asset retirement obligations. FIN 47 was adopted by the Company in fiscal 2005. Adoption of this statement did not have a material impact on the Company’s consolidated financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” was issued. It provides guidance on determining amortization periods for leasehold improvements purchased after lease inception or acquired in a business combination. Leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. This statement is effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this guidance did not have an impact on the Company’s earnings, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (FSP 123(R)-2). SFAS No. 123 R requires companies to estimate the fair value of share based payment awards when the award has been granted. One of the criteria for determining that an award has been granted is that the employer and its employees have a mutual understanding of the key terms and conditions of the award. Under FSP 123 (R)-2, a mutual understanding is assumed to exist on the date the award is approved by the Board of Directors and key terms and conditions of the

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

award are expected to be communicated to the individual within a relatively short time period from the date of approval. This FSP 123 (R)-2 is applicable upon initial adoption of SFAS No. 123R or for companies who have already adopted SFAS No. 123 R, the first reporting period after the FSP is posted to the FASB website. As required, the Company applied the guidance in FSP 123 (R)-2 beginning October 2005. The adoption of this guidance did not have a material impact on the Company’s net earnings, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. FSP 13-1 is applicable for the first reporting period after December 15, 2005. The Company has historically capitalized rental costs incurred during a construction period and the adoption of this guidance is expected to negatively impact net income per diluted share by approximately $0.03 in fiscal 2006.

2.    Restatement of Financial Statements

Effective January 30, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R using the “modified retrospective” method, which requires the prior period financial statements to be restated to recognize compensation cost in the amounts previously reported in the pro forma footnotes.

Below is a summary of the effects of the restatement on the Company’s consolidated balance sheet as of January 29, 2005, as well as the effects of these changes on the Company’s consolidated statements of income and consolidated statements of cash flows for fiscal years 2004 and 2003. The cumulative effect of the restatement relating to fiscal years 1995 through 2002 is an increase in paid-in capital of $167.0 million, an increase in deferred income taxes of $52.3 million and an increase in selling, general and administrative expenses (S,G&A) of $185.9 million. As a result, retained earnings at January 31, 2004 decreased by $114.7 million.

	Consolidated Balance Sheets
	As previously reported	Adjustments	As restated
	(In Thousands)
January 29, 2005
Deferred income taxes	$296,551	$(67,170)	$229,381
Paid-in capital	1,258,326	243,246	1,501,572
Retained earnings	3,704,969	(176,076)	3,528,893

	Consolidated Statement of Income
	As previously reported	Adjustments	As restated
	(In Thousands, Except per Share Data)
Fiscal year ended January 29, 2005
Selling, general and administrative expenses	$2,539,621	$43,375	$2,582,996
Operating income	1,236,702	(43,375)	1,193,327
Income before income taxes	1,174,250	(43,375)	1,130,875
Provision for income taxes	443,870	(16,396)	427,474
Net income	730,380	(26,979)	703,401
Net income per share:
Basic	$2.14	$(0.08)	$2.06
Diluted	$2.12	$(0.08)	$2.04

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Restatement of Financial Statements (continued)

	Consolidated Statement of Income
	As previously reported	Adjustments	As restated
	(In Thousands, Except per Share Data)
Fiscal year ended January 31, 2004
Selling, general and administrative expenses	$2,101,672	$55,358	$2,157,030
Operating income	1,006,802	(55,358)	951,444
Income before income taxes	933,871	(55,358)	878,513
Provision for income taxes	352,974	(20,924)	332,050
Net income	580,897	(34,434)	546,463
Net income per share:
Basic	$1.71	$(0.10)	$1.61
Diluted	$1.69	$(0.10)	$1.59

	Consolidated Statement of Cash Flows
	As previously reported	Adjustments	As restated
	(In Thousands)
Fiscal year ended January 29, 2005
Net income	$730,380	$(26,979)	$703,401
Share-based compensation	—	43,375	43,375
Excess tax benefits from share-based compensation	—	(10,563)	(10,563)
Deferred income taxes	82,430	(4,156)	78,274
Income taxes	82,400	(12,240)	70,160
Net cash provided by operating activities	947,658	(10,563)	937,095
Excess tax benefits from share-based compensation	—	10,563	10,563
Net cash provided by financing activities	33,802	10,563	44,365

	Consolidated Statement of Cash Flows
	As previously reported	Adjustments	As restated
	(In Thousands)
Fiscal year ended January 31, 2004
Net income	$580,897	$(34,434)	$546,463
Share-based compensation	—	55,358	55,358
Excess tax benefits from share-based compensation	—	(14,797)	(14,797)
Deferred income taxes	65,259	(10,630)	54,629
Income taxes	35,317	(10,294)	25,023
Net cash provided by operating activities	754,461	(14,797)	739,664
Excess tax benefits from share-based compensation	—	14,797	14,797
Net cash used in financing activities	(316,281)	14,797	(301,484)

See Note 11 for the impact of the restatement on fiscal 2004 quarterly information.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Selected Balance Sheet Information

Property and equipment consist of the following:

	January 28, 2006	January 29, 2005
	(In Thousands)
Land	$576,688	$469,851
Buildings and improvements	3,389,373	2,819,162
Store fixtures and equipment	1,461,997	1,218,858
Property under capital leases	172,260	120,240
Construction in progress	185,213	345,040

Total property and equipment	5,785,531	4,973,151
Less accumulated depreciation	1,241,699	985,206

	$4,543,832	$3,987,945

Depreciation expense for property and equipment, including property under capital leases, totaled $295,187,000, $249,839,000 and $207,053,000 for fiscal 2005, 2004 and 2003, respectively.

Accrued liabilities consist of the following:

	January 28, 2006	January 29, 2005
	(In Thousands)
Payroll and related fringe benefits	$112,508	$72,521
Sales, property and use taxes	126,709	121,620
Various liabilities to customers	164,857	124,325
Accrued construction costs	113,775	140,243
Other accruals	123,786	112,048

	$641,635	$570,757

The various liabilities to customers include gift cards and merchandise return cards that have been issued but not presented for redemption.

4.    Accounts Receivable Financing

The Company has an agreement with Preferred Receivables Funding Corporation (PREFCO) and JP Morgan Chase, as agent, under which the Company periodically sells, generally with recourse, an undivided interest in the revolving pool of its private label credit card receivables up to a maximum of $225 million. The agreement runs through December 14, 2006, and is renewable for one year intervals at the Company’s request and the investor’s option. No receivables were sold as of January 28, 2006, or January 29, 2005. For financial reporting purposes, receivables sold are treated as secured borrowings.

The cost of the current financing program is based on PREFCO’s commercial paper rate, approximately 4.3% and 2.5% at January 28, 2006 and January 29, 2005, respectively, plus certain fees. The agreement is secured by interests in the receivables and contains covenants which require the Company to maintain a minimum portfolio quality and meet certain financial tests (see discussion of financial covenants in Note 5). As of January 28, 2006, the Company was in compliance with all financial tests. The average amount of borrowings during fiscal 2005 was $55.2 million at a weighted average interest rate of 3.8%. The Company reached its highest short-term borrowing level for the year of $225.0 million during October and November 2005.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Accounts Receivable Financing (continued)

Revenues from the Company’s credit program, net of operating expenses, are summarized in the following table:

	Fiscal Year
	2005	2004	2003
	(In Thousands)
Finance charges and other income	$260,966	$214,772	$182,525
Operating expenses:
Provision for doubtful accounts	53,505	44,641	43,945
Other credit and collection expenses	74,205	64,397	53,936

Total operating expenses	127,710	109,038	97,881

Net revenue of credit program included in selling, general and administrative expenses	$133,256	$105,734	$84,644

5.    Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	January 28, 2006	January 29, 2005
	($ in Thousands)
Notes and debentures:
Senior debt (a)
2006	6.70%	$100,000	$100,000
2011	6.59%	400,000	400,000
2029	7.36%	200,000	200,000
2033	6.05%	300,000	300,000

Total notes and debentures	6.59%	1,000,000	1,000,000
Capital lease obligations		157,316	110,256
Unamortized debt discount		(4,388)	(4,606)
Other		1,117	1,255
Less current portion		(107,941)	(3,464)

Long-term debt and capital leases		$1,046,104	$1,103,441

(a)	Non-callable and unsecured notes and debentures.

Using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements, the Company estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $1,036.0 million at January 28, 2006 and $1,124.4 million at January 29, 2005.

The Company has an unsecured revolving bank credit facility totaling $532 million. In addition, the Company has two demand notes with availability totaling $50 million. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; the LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate. No amounts were outstanding on these facilities as of January 28, 2006 and January 29, 2005. Borrowings can fluctuate significantly during the

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Debt (continued)

year due to seasonal financing needs. The average amount of borrowings during fiscal 2005 was $23.8 million at a weighted average interest rate of 4.0%. The Company reached its highest short-term borrowing level for the year of $171.0 million on November 3, 2005.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests including a minimum coverage ratio of 2.5:1.0 and a maximum leverage ratio of 0.65:1.0. The coverage ratio is basically defined as net income before interest, taxes, depreciation, amortization and rent expense to rent plus net interest and the leverage ratio is defined as included indebtedness to capitalization. As of January 28, 2006, the Company was in compliance with all financial covenants of the debt agreements. The Company achieved a coverage ratio of 5.18:1.0 and a leverage ratio of 0.16:1.0.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $33.2 million and $42.5 million at January 28, 2006 and January 29, 2005, respectively.

Interest payments, net of amounts capitalized, were $73,228,000, $63,750,000 and $67,785,000 in fiscal 2005, 2004 and 2003, respectively.

Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are: $100,420,000 in 2006; $368,000 in 2007; $329,000 in 2008; $0 in 2009 and 2010.

6.    Commitments

The Company leases certain property and equipment. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the earlier of the date when the Company becomes legally obligated for the rent payments or, in the case of buildings, the date when the Company takes possession of the building for initial setup of fixtures and merchandise. Rent expense charged to operations was $343,594,000, $308,608,000 and $262,574,000 in fiscal 2005, 2004 and 2003, respectively. Rent expense includes contingent rents, based on sales, of $3,689,000, $3,432,000 and $3,265,000 in fiscal 2005, 2004 and 2003, respectively. In addition, many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at the Company’s option, that generally range from two additional five-year periods to eight ten-year periods.

Property under capital leases consists of the following:

	January 28, 2006	January 29, 2005
	(In Thousands)
Buildings and improvements	$156,976	$118,014
Equipment	15,284	2,225
Less accumulated amortization	(29,256)	(21,621)

	$143,004	$98,618

Amortization expense related to capital leases totaled $7,635,000, $4,833,000 and $3,226,000 for fiscal 2005, 2004 and 2003, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Commitments (continued)

Future minimum lease payments at January 28, 2006, are as follows:

	Capital Leases	Operating Leases
	(In Thousands)
Fiscal Year:
2006	$19,286	$340,540
2007	19,761	340,648
2008	19,939	335,598
2009	18,467	331,704
2010	15,871	329,643
Thereafter	189,555	6,404,148

	282,879	$8,082,281

Less amount representing interest	125,563

Present value of minimum lease payments	$157,316

Included in the operating lease schedule above is $618.9 million of minimum lease payments for stores that will open in fiscal 2006 and 2007. The operating lease schedule includes $2,477.4 million for option periods on leases with cancelable options where failure to exercise such options would result in the recognition of accelerated depreciation expense of the related assets.

The Company recorded capital leases totaling $52.0 million and $31.4 million during fiscal 2005 and 2004, respectively.

In addition, as of January 28, 2006, the Company had entered into commitments totaling approximately $292.8 million related to stores to be opened in fiscal 2006 and fiscal 2007.

7.    Benefit Plans

The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its associates other than executive officers. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $14,733,000, $12,583,000 and $10,053,000 in fiscal 2005, 2004 and 2003, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

The Company also has a defined contribution savings plan covering all full-time and certain part-time associates which provides for monthly employer contributions based on a percentage of qualifying contributions made by participating associates. The participants direct their contributions and/or their account balances among any of the Plan’s eleven investment alternatives. Total expense, net of forfeitures, was $4,055,000, $3,743,000 and $3,979,000 in fiscal 2005, 2004 and 2003, respectively.

The Company also made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. The participants direct these contributions and/or their account balances among any of the Plan’s eleven investment alternatives. The total contribution expense was $10,919,000, $9,712,000 and $8,420,000 in fiscal 2005, 2004 and 2003, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Benefit Plans (continued)

The Company also has a non-qualified deferred compensation plan offered to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for fiscal 2005, 2004 and 2003 was immaterial.

8.    Income Taxes

Deferred income taxes consist of the following:

	January 28, 2006	January 29, 2005 (Restated)
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$368,532	$361,695
Deferred tax assets:
Merchandise inventories	5,143	34,320
Accrued and other liabilities	120,273	110,562
Accrued step rent liability	48,992	41,482

	174,408	186,364

Net deferred tax liability	$194,124	$175,331

The components of the provision for income taxes are as follows:

	Fiscal Year
	2005	2004 (Restated)	2003 (Restated)
	(In Thousands)
Current federal	$436,509	$308,766	$249,114
Current state	48,528	40,434	28,307
Deferred federal Deferred state	16,996 1,797	70,246 8,028	49,508 5,121

	$503,830	$427,474	$332,050

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	Fiscal Year
	2005	2004	2003
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	3.0	2.9
Other	(0.2)	(0.2)	(0.1)

Provision for income taxes	37.4%	37.8%	37.8%

Amounts paid for income taxes (in thousands)	$481,711	$279,547	$253,552

The change in the fiscal 2005 effective tax rate was due to a tax adjustment of $4.9 million due to the favorable resolution of certain state tax matters.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Preferred and Common Stock

The Company’s authorized capital stock consists of 800,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock.

The Company’s 1994 and 2003 Long-Term Compensation Plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The following table presents the number of options and nonvested stock initially authorized and available to grant under each of the plans:

	1994 Plan	1997 Plan	2003 Plan	Total
Options and nonvested stock initially authorized	24,000,000	400,000	15,000,000	39,400,000
Options and nonvested stock available for grant:
January 29, 2005	—	267,000	14,208,750	14,475,750
January 28, 2006	—	244,500	11,514,544	11,759,044

The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. The nonvested stock granted vests in three equal installments over three years. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

Annual awards of stock options to eligible associates are made in the first quarter of the subsequent fiscal year. All awards to outside directors during fiscal 2003, 2004 and 2005 were granted under the 1997 plan.

The fair value of each option award is estimated using a Black-Scholes option valuation model that requires the Company to develop estimates for assumptions used in the model. The Black-Scholes option valuation model uses the following assumptions: expected volatility, expected life of the option, risk-free interest rate and dividend yield. The Black-Scholes model was used to estimate the fair value of options at grant date based on the following assumptions:

	Fiscal Year
	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	0.342	0.339	0.339
Risk-free interest rate	3.8%	3.5%	3.5%
Expected life in years	6.5	6.2	6.0
Weighted average fair value at grant date	$20.16	$19.16	$20.49

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

SFAS No. 123R requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest. Prior to adoption of SFAS No. 123 R, the Company accounted for forfeitures as they occurred as permitted under previous accounting standards. The cumulative effect of adopting the change in estimating forfeitures is not material to the Company’s financial statements for the year ended January 28, 2006.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Preferred and Common Stock (continued)

The following table summarizes the Company’s stock option activity from February 1, 2003 through January 28, 2006:

	Number of Options	Weighted Average Exercise Price
Balance at February 1, 2003	18,909,268	$31.70
Granted	2,919,739	51.71
Surrendered	(1,094,219)	56.78
Exercised	(2,818,879)	16.41

Balance at January 31, 2004	17,915,909	35.85
Granted	2,177,589	47.84
Surrendered	(1,726,688)	47.67
Exercised	(3,203,495)	14.66

Balance at January 29, 2005	15,163,315	40.70
Granted	2,788,486	47.95
Surrendered	(631,765)	55.45
Exercised	(1,517,967)	15.37

Balance at January 28, 2006	15,802,069	$43.82

The aggregate intrinsic value of the options outstanding at January 28, 2006 was $112.7 million and the intrinsic value of the options exercisable at January 28, 2006 was $108.4 million.

As of January 28, 2006, there was $85.2 million of unrecognized compensation cost related to stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 2.0 years. The total compensation cost recognized related to options during the years ended January 28, 2006, January 29, 2005 and January 31, 2004 was $40.4 million, $43.4 million and $55.4 million, respectively. These amounts were expensed and included in selling, general and administrative (SG&A) expenses in the accompanying Consolidated Statements of Income.

Options exercisable at:

	Shares	Weighted Average Exercise Price
January 28, 2006	9,856,271	$40.31
January 29, 2005	9,816,584	$35.26
January 31, 2004	12,012,527	$29.23

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Preferred and Common Stock (continued)

Additional information related to options outstanding at January 28, 2006, segregated by grant price range, is summarized below:

	Exercise Price Range
	$7.14 to $24.76	$24.77 to $42.38	$42.39 to $49.56	$49.57 to $60.00	$60.01 to $77.62
Options outstanding	2,539,120	3,393,633	3,441,033	3,169,788	3,258,495
Weighted average exercise price of options outstanding	$13.41	$34.06	$47.35	$51.91	$66.10
Weighted average remaining contractual life of options outstanding (years)	3.9	8.8	13.7	12.3	10.7
Options exercisable	2,459,120	3,114,429	333,126	1,306,375	2,643,221
Weighted average exercise price of options exercisable	$13.61	$33.55	$48.62	$52.14	$66.21
Weighted average remaining contractual life of options exercisable (years)	4.1	8.5	13.0	11.4	10.5

The aggregate intrinsic value of the options exercised during the years ended January 28, 2006, January 29, 2005 and January 31, 2004 was $55.0 million, $107.8 million and $111.1 million, respectively.

The Company has awarded shares of nonvested common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period. The Company’s nonvested stock activity during the year ended January 28, 2006 was as follows:

Nonvested Stock	Shares	Weighted- Average Grant Date Fair Value
(In thousands except per share)
Granted during 2004 and Nonvested at January 29, 2005	100	$49.27
Granted	137	48.47
Vested	(33)	49.27
Forfeited	—	—

Nonvested at January 28, 2006	204	$48.82

There was $7.9 million and $4.8 million of unearned compensation cost related to the nonvested stock granted under the plans as of January 28, 2006 and January 29, 2005, respectively. The cost is expected to be recognized over a weighted-average period of 2.1 years. Total compensation expense recognized related to nonvested stock during the years ended January 28, 2006 and January 29, 2005 was $3.5 million and $0.1 million, respectively. There was no nonvested stock granted as of January 31, 2004.

10.    Contingencies

The Company and its subsidiaries are not currently parties to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to their ordinary course of business. The Company will record a liability related to its legal proceedings and claims when it has determined that it is probable that the Company will be obligated to pay and the related amount can be reasonably estimated, and it will disclose the related facts in the footnotes to its financial statements, if material. If the Company determines that an obligation is reasonably possible, the Company will if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Quarterly Financial Information (Unaudited)

Financial Information

	Fiscal Year 2005
	First	Second	Third	Fourth	Total
	(In Thousands, Except Per Share Data)
Net sales	$2,742,838	$2,888,078	$3,119,360	$4,651,941	$13,402,217
Gross margin	983,200	1,068,585	1,132,594	1,578,560	4,762,939
Net income	124,734	187,186	155,127	374,913	841,960
Basic shares	343,526	344,066	344,441	344,656	344,172
Basic net income per share	$0.36	$0.54	$0.45	$1.09	$2.45
Diluted shares	345,906	346,772	346,778	346,590	346,772
Diluted net income per share	$0.36	$0.54	$0.45	$1.08	$2.43

	Fiscal Year 2004 (Restated)
	First	Second	Third	Fourth	Total
	(In Thousands, Except Per Share Data)
Net sales	$2,380,173	$2,497,858	$2,743,882	$4,078,706	$11,700,619
Gross margin	847,437	910,049	985,551	1,370,590	4,113,627
Net income:
As previously reported	110,783	153,727	140,933	324,937	730,380
As restated	103,084	146,900	134,591	318,826	703,401
Basic shares	340,434	341,030	342,312	343,160	341,724
Basic net income per share:
As previously reported	$0.33	$0.45	$0.41	$0.95	$2.14
As restated	$0.30	$0.43	$0.39	$0.93	$2.06
Diluted shares	343,858	344,195	344,896	345,678	344,773
Diluted net income per share:
As previously reported	$0.32	$0.45	$0.41	$0.94	$2.12
As restated	$0.30	$0.43	$0.39	$0.92	$2.04

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

12.    Related Party

A director of the Company is also a shareholder of a law firm which performs legal services for the Company.

The Company entered into an agreement with Blackhawk Marketing Services, Inc. (Blackhawk), in which Blackhawk distributes the Company’s prepaid gift cards for sale in various retail outlets across the country. In return for its services, Blackhawk receives a fee, which is calculated as a percentage of the gift card sales volume. Blackhawk is a wholly-owned subsidiary of Safeway Stores, Inc. (Safeway) and a director of the Company is also Chairman, President and Chief Executive Officer of Safeway. The agreement between the Company and Blackhawk was entered into in the ordinary course of the Company’s business.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Subsequent Event (Unaudited)

On March 6, 2006, the Company entered into a definitive agreement to sell its private label credit card accounts and outstanding balances associated with the accounts to JPMorgan Chase & Co. (Chase). The total purchase price is comprised of face value of the receivable balance, estimated at $1.5 billion at the time of closing. The Company currently has no securitization liabilities and expects to receive the entire purchase price in cash. In addition, the Company entered into a multi-year agreement in which it will maintain its current credit operations and will continue to handle all customer service functions and will continue to be responsible for all advertising and marketing related to its credit card customers. In return, the Company is to receive on-going payments related to the profitability of the portfolio. The transaction is subject to customary regulatory review and closing conditions. In addition, the Company’s board of directors has authorized a $2.0 billion share repurchase program, which it expects to complete over the next two to three years.

KOHL’S CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(In Thousands)
Accounts Receivable—Allowances:
Balance at Beginning of Year	$24,657	$22,521	$20,880
Charged to Costs and Expenses	53,505	44,641	43,945
Deductions—Bad Debts Written off, Net of Recoveries and Other Allowances	(51,827)	(42,505)	(42,304)

Balance at End of Year	$26,335	$24,657	$22,521

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/S/ R. LAWRENCE MONTGOMERY
R. Lawrence Montgomery
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ R. LAWRENCE MONTGOMERY	/S/ WILLIAM S. KELLOGG
R. Lawrence Montgomery Chairman, Chief Executive Officer and Director (Principal Executive Officer)	William S. Kellogg Director

/S/ KEVIN MANSELL	/S/ ARLENE MEIER
Kevin Mansell President and Director	Arlene Meier Chief Operating Officer, Treasurer and Director

/S/ JAY H. BAKER
Jay H. Baker Director	Steven A. Burd Director

Wayne Embry Director	James D. Ericson Director

/S/ JOHN F. HERMA	/S/ FRANK SICA
John F. Herma Director	Frank Sica Director

/S/ PETER M. SOMMERHAUSER
Stephen E. Watson Director	Peter M. Sommerhauser Director

/S/ R. ELTON WHITE	/S/ WESLEY S. MCDONALD
R. Elton White Director	Wesley S. McDonald Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 17, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

4.1	Five-Year Credit Agreement dated as of July 10, 2002 among the Company, the lenders party thereto, Bank One, NA, as Syndication Agent, U.S. Bank, National Association, Wachovia Bank, National Association and Fleet National Bank, as Co-Documentation Agents, and The Bank of New York as Issuing Bank, Swing Line Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002.

4.2

Certain other long-term debt is described in Note 5 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 5 and not filed herewith.

10.1	Purchase and Sale Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association.

10.2	Private Label Credit Card Program Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association.

10.3	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005.*

10.5	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.7	Summary of Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.8	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.9	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.10	2003 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.11	Form of Executive Stock Option Award, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 23, 2005. *

10.12	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.13	Form of Outside Director Stock Option Award, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.14	Employment Agreement between the Company and William S. Kellogg dated April 30, 1992, incorporated herein by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.15	Employment Agreement between the Company and Jay H. Baker dated April 30, 1992, incorporated herein by reference to Exhibit 10.7 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.16	Employment Agreement between the Company and John F. Herma dated April 30, 1992, incorporated herein by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.17	Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.18	Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.19	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Montgomery, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the Fiscal year ended January 30, 1999.*

10.20	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Mansell, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

10.21	First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. *

10.22	Employment Agreement between the Company and Arlene Meier dated November 15, 2000, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. *

10.23	Amendment to Employment Agreement between the Company and Mr. Kellogg, dated January 31, 2004, incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.24	Amendment to Employment Agreement between the Company and Mr. Baker, dated January 31, 2004, incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.25	Amendment to Employment Agreement between the Company and Mr. Herma, dated January 31, 2004, incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.26	Second Amendment to Employment Agreement between the Company and Mr. Montgomery, dated January 31, 2004, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.27	Amendment to Employment Agreement between the Company and Mr. Mansell, dated January 31, 2004, incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.28	Amendment to Employment Agreement between the Company and Ms. Meier, dated January 31, 2004, incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.29	Form of Executive Employment Agreement, incorporated herein by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.30	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.31	Summary of Outside Director Compensation, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 29, 2005.*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement.