Form 10-Q
period 2006-04-29
KOHLS CORPORATION
filed 2006-06-02
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 26, 2006 Common Stock, Par Value $0.01 per Share, 340,443,487 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 29, 2006	January 28, 2006	April 30, 2005
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,202	$126,839	$119,729
Short-term investments	1,401,136	160,077	—
Accounts receivable, net	—	1,652,065	1,309,303
Merchandise inventories	2,347,891	2,237,568	2,112,753
Deferred income taxes	—	23,677	3,322
Other	176,129	65,826	106,060

Total current assets	4,120,358	4,266,052	3,651,167

Property and equipment, net	4,791,447	4,616,303	4,179,569
Favorable lease rights, net	209,225	212,380	221,775
Goodwill	9,338	9,338	9,338
Other assets	52,500	48,965	38,729

Total assets	$9,182,868	$9,153,038	$8,100,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$868,691	$829,971	$686,743
Accrued liabilities	662,954	641,635	477,720
Income taxes payable	94,158	166,908	55,961
Deferred income taxes	3,210	—	—
Short-term debt	—	—	190,000
Current portion of long-term debt and capital leases	8,440	107,941	105,038

Total current liabilities	1,637,453	1,746,455	1,515,462

Long-term debt and capital leases	1,043,952	1,046,104	1,018,033
Deferred income taxes	210,623	217,801	226,428
Other long-term liabilities	211,457	185,340	161,490

Shareholders’ equity:
Common stock	3,458	3,450	3,437
Paid-in capital	1,615,074	1,583,035	1,522,101
Treasury stock	(77,247)	—	—
Retained earnings	4,538,098	4,370,853	3,653,627

Total shareholders’ equity	6,079,383	5,957,338	5,179,165

Total liabilities and shareholders’ equity	$9,182,868	$9,153,038	$8,100,578

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended
	April 29, 2006	April 30, 2005

Net sales	$3,184,725	$2,742,838
Cost of merchandise sold	2,036,532	1,759,638

Gross margin	1,148,193	983,200
Operating expenses:
Selling, general, and administrative	761,709	672,915
Depreciation and amortization	93,272	80,006
Preopening expenses	10,997	12,579

Operating income	282,215	217,700

Interest expense, net	14,195	17,162

Income before income taxes	268,020	200,538
Provision for income taxes	100,775	75,804

Net income	$167,245	$124,734

Net income per share:
Basic
Basic	$0.48	$0.36
Average number of shares	345,277	343,526
Diluted
Diluted	$0.48	$0.36
Average number of shares	347,285	345,906

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance at January 28, 2006	345,088	$3,450	$1,583,035	$—	$4,370,853	$5,957,338
Exercise of stock options	746	8	15,024	—	—	15,032
Excess income tax benefit from exercise of stock options	—	—	6,952	—	—	6,952
Share-based compensation expense	—	—	10,063	—	—	10,063
Treasury stock purchases	—	—	—	(77,247)	—	(77,247)
Net income	—	—	—	—	167,245	167,245

Balance at April 29, 2006	345,834	$3,458	$1,615,074	$(77,247)	$4,538,098	$6,079,383

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months (13 Weeks) Ended
	April 29, 2006	April 30, 2005

Operating activities
Net income	$167,245	$124,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	93,407	80,189
Amortization of debt discount	36	53
Share-based compensation	9,918	9,608
Excess tax benefits from share-based compensation	(6,952)	(3,564)
Deferred income taxes	19,709	47,775
Changes in operating assets and liabilities:
Accounts receivable, net	1,652,065	80,329
Merchandise inventories	(110,323)	(165,776)
Other current and long-term assets	(95,895)	(58,766)
Accounts payable	38,720	(17,912)
Accrued and other long-term liabilities	47,453	(88,068)
Income taxes	(65,798)	(117,657)

Net cash provided by (used in) operating activities	1,749,585	(109,055)

Investing activities
Acquisition of property and equipment	(280,635)	(176,332)
Net (purchases) sales of short-term investments	(1,241,059)	88,767
Other	(2,576)	(233)

Net cash used in investing activities	(1,524,270)	(87,798)

Financing activities
Proceeds from short-term debt	—	175,000
Net borrowings under credit facilities	—	15,000
Excess tax benefits from share-based compensation	6,952	3,564
Payments of other long-term debt	(101,689)	(1,020)
Treasury stock purchases	(77,247)	—
Proceeds from stock option exercises	15,032	7,321

Net cash (used in) provided by financing activities	(156,952)	199,865

Net increase in cash and cash equivalents	68,363	3,012
Cash and cash equivalents at beginning of period	126,839	116,717

Cash and cash equivalents at end of period	$195,202	$119,729

Supplemental information:
Interest paid, net of capitalized interest	$18,768	$17,419
Income taxes paid	$147,481	$145,725

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

Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

2. New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. FSP 13-1 was adopted by the Company January 29, 2006. The Company has historically capitalized rental costs incurred during a construction period and the adoption of this guidance is expected to negatively impact net income per diluted share by approximately $0.03 in fiscal 2006.

3. Stock Based Compensation

As of April 29, 2006, the Company has three long-term compensation plans pursuant to which stock-based compensation may be granted. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The majority of stock options granted vest in four equal annual installments. Remaining stock options granted vest in five to ten year annual installments. Outside directors’ stock options vest in three equal annual installments. The nonvested stock vests in one to three equal annual installments. Options that are surrendered or terminated without issuance of shares are available for future grants.

On January 30, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company adopted the “modified retrospective” method, which required the prior period financial statements to be restated under the provisions of SFAS No. 123(R) to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures.

The total compensation cost recognized related to options for the quarters ended April 29, 2006 and April 30, 2005 was $9.0 million and $8.8 million, respectively. Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation expense over the vesting period. These amounts were expensed and included in selling, general and administrative (S,G & A) expenses in the accompanying Condensed Consolidated Statements of Income. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	2006	2005

Dividend yield	0%	0%
Volatility	0.311	0.342
Risk-free interest rate	4.7%	3.8%
Expected life in years	5.2	6.5
Weighted average fair value at grant date	$18.91	$19.66

The Company has awarded nonvested shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period.

As of April 29, 2006, there was $7.4 million of unearned compensation cost related to the nonvested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total compensation expense recognized related to nonvested stock during the quarter ended April 29, 2006 was $0.9 million and was $0.8 million for the quarter ended April 30, 2005.

4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the first in, first out method (FIFO).

5. Short-term Investments

Short-term investments consist primarily of municipal auction rate securities and are stated at cost, which approximates market value. Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at par.

6. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s consolidated financial statements.

7. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	April 29, 2006	April 30, 2005
	(In Thousands)

Numerator for basic and diluted earnings per share	$167,245	$124,734

Denominator for basic earnings per share – weighted average shares	345,277	343,526
Impact of diluted employee stock options and nonvested stock (a)	2,008	2,380

Denominator for diluted earnings per share	347,285	345,906

(a)	For the three months ended April 29, 2006 and April 30, 2005, 8,802,755 and 7,600,349 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

8. Common Stock Repurchases

During the first quarter of 2006, the Company’s Board of Directors authorized a $2 billion share repurchase program. As of April 29, 2006, the Company repurchased approximately 1.4 million shares for a total cost of approximately $77.2 million. Share repurchases have been made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company expects to complete the repurchase program in the next two to three years.

9. Sale of Proprietary Credit Card Business

On April 21, 2006, the Company completed the sale of its private label credit card accounts and the outstanding balances associated with the accounts to JP Morgan Chase (“Chase”) for a purchase price of approximately $1.6 billion. The purchase price is comprised of the face value of the receivables and was received in cash. Chase acquired all of the existing accounts as of April 21, 2006, and also owns the new accounts and the related balances generated during the term of the agreement.

Additionally, the companies have entered into a multi-year agreement that provides for Kohl’s to receive ongoing payments related to the profitability of the credit card portfolio. Kohl’s will continue to handle all customer service functions and will continue to be responsible for all advertising and marketing related to credit card customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

In 2006, the Company is focused on continuing to introduce new brands and extend successful brands into additional areas of the store to build awareness with its existing customers, drive more frequent trips and gain new customers. In order to achieve this goal, the Company will use a fully integrated marketing approach using circulars, direct mail, radio, magazines, internet and television to brand Kohl’s. The success of this approach was evident with transactions increasing 4.8% in comparable stores in the first quarter. The Company’s marketing strategies will continue to evolve as it seeks new ways to reach its targeted customer.

The merchandise content was broadened during the first quarter by adding new national and exclusive brands. The Company launched Chaps into the misses, boys and footwear areas and will add girls in the fall. Another exclusive brand, Tony Hawk, in partnership with Quicksilver, launched in March in both young men’s and boys. Other brands added to the misses area during the quarter included West End and AB Studio.

The Company will continue its focus on inventory management by flowing goods more frequently and closer to the time of sale. The focus on receipt flow during the first quarter resulted in better transitions of merchandise from fall to spring. The result of these initiatives was an increase in both sales and gross margin in the first quarter.

The Company is committed to making Kohl’s the store of choice through its merchandise content and in-store shopping experience. To enhance the customers shopping experience, the Company reorganized departments by lifestyle in misses to match customer shopping preferences, differentiated special sizes, added graphics that highlight key trends, and presented wardrobe ideas on more fixtures throughout the store.

The Company continues to concentrate on profitable expansion. The Company’s future growth plans are to increase its presence in all of the regions it currently serves and to expand into new markets. The Company plans to open 500 new stores over the next five years. During the first quarter, the Company opened 17 stores, including its first entry into Oregon with five stores. In the fall, the Company will open 68 stores including making its initial entry into Seattle and will continue its expansion into Florida.

During the first quarter, the Company completed the sale of its private label credit card accounts and the outstanding balances associated with the accounts to JPMorgan Chase for approximately $1.6 billion in cash. The Company plans to use the proceeds to repurchase its stock, fund store expansion and for general corporate purposes.

The first quarter was a successful start to fiscal 2006 from both a sales and earnings perspective. The Company earned $167.2 million in net income, an increase of 34.1% over last year. The Company’s net sales increased 16.1% while comparable store sales increased 6.9%. The Company also improved the gross margin rate from 35.8% last year to 36.1% this year. The Company’s S,G&A expenses leveraged by approximately 60 basis points, decreasing from 24.5% last year to 23.9% this year.

Results of Operations

Expansion Update

At April 29, 2006, the Company operated 749 stores compared with 669 stores at the same time last year. Total square feet of selling space increased 11.9% from 51.7 million at April 30, 2005 to 57.9 million at April 29, 2006.

The Company successfully opened 17 new stores during the quarter, including entering Oregon with five stores. The Company will open approximately 68 additional stores in the third and fourth fiscal quarters of the current year. The Company will make its initial entry into the state of Washington with stores in the Seattle market and will continue its expansion into Florida.

Net Sales

Net sales increased $441.9 million or 16.1% to $3,184.7 million for the three months ended April 29, 2006, from $2,742.8 million for the three months ended April 30, 2005. Net sales increased $259.6 million due to the opening of 17 new stores in the first quarter of 2006 and the inclusion of 95 new stores opened in fiscal 2005. The remaining $182.3 million increase is attributable to an increase in comparable store sales of 6.9%. Comparable store sales growth for the period is based on the sales of stores (including e-commerce sales and relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. All lines of business posted strong results for the quarter with Home and Men’s leading the Company. All regions had at least a mid-single digit comparable store sales increase, with the Southcentral region having the strongest performance.

Gross Margin

Gross margin increased $165.0 million to $1,148.2 million for the three months ended April 29, 2006, from $983.2 million for the three months ended April 30, 2005. Gross margin increased $77.2 million due to the opening of 17 new stores in the first quarter of 2006 and the inclusion of 95 new stores opened in fiscal 2005. Comparable store gross margin increased $87.8 million. The Company’s gross margin as a percent of net sales was 36.1% for the three months ended April 29, 2006 compared to 35.8% for the three months ended April 30, 2005. The improvement in gross margin was a result of the Company’s merchandise initiatives as well as the impact of the inventory management initiatives, including more frequent flow of merchandise and improved store allocation.

Operating Expenses

S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $88.8 million or 13.2% to $761.7 million for the three months ended April 29, 2006, from $672.9 million for the three months ended April 30, 2005. The S,G&A expenses decreased to 23.9% of net sales for the three months ended April 29, 2006, from 24.5% of net sales for the three months ended April 30, 2005, a decrease of 60 basis points. Store operating expenses increased 12.3% which is consistent with the Company’s square footage growth. Credit expenses as a percent of sales decreased primarily due to favorability in bad debt expense. The Company leveraged distribution center costs for the quarter. Corporate expenses as a percent of net sales were higher for the quarter.

Depreciation and amortization for the three months ended April 29, 2006, was $93.3 million compared to $80.0 million for the three months ended April 30, 2005. The increase is primarily attributable to the addition of new stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expenses. Preopening expense for the three months ended April 29, 2006, was $11.0 million compared to $12.6 million for the three months ended April 30, 2005. The decrease is primarily due to a decrease in the number of new stores opened during the quarter and the timing of related expenses. The Company opened 17 new stores during the three months ended April 29, 2006 compared to 32 new stores opened during the three months ended

April 30, 2005. Preopening expenses on a per store basis increased due to the adoption of FSP 13-1 as of January 29, 2006, which requires that rental costs associated with ground or building operating leases incurred during the construction period be recognized as rental expense. Prior to the adoption of FSP 13-1, the Company capitalized rental costs incurred during the construction period.

Operating Income

As a result of the above factors, operating income for the three months ended April 29, 2006, was $282.2 million or 8.9% of net sales compared to $217.7 million or 7.9% of net sales for the three months ended April 30, 2005, an increase of 29.6% from last year.

Net Interest Expense

Net interest expense for the three months ended April 29, 2006, was $14.2 million compared to $17.2 million for the three months ended April 30, 2005. The decrease in net interest expense was primarily due to interest income of $1.3 million earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio and higher interest rates on investments than last year.

Net Income

Net income for the three months ended April 29, 2006, was $167.2 million compared to $124.7 million for the three months ended April 30, 2005, an increase of 34.1% from last year. Net income per diluted share was $0.48 for the three months ended April 29, 2006, compared to $0.36 per diluted share for the three months ended April 30, 2005, an increase of 33.5% over last year.

Seasonality & Inflation

The Company’s business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% and 30% of sales typically occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

The Company does not believe that inflation has had a material effect on its results during the periods presented. However, there can be no assurance that the Company’s business will not be affected by such factors in the future.

Financial Condition and Liquidity

The Company’s primary ongoing cash requirements are for capital expenditures in connection with the expansion and remodeling programs and seasonal and new store inventory purchases. The Company’s primary sources of funds for its business activities are cash flow from operations, short-term trade credit and its lines of credit.

Operating Activities. Cash flow provided by operations was $1.7 billion for the three months ended April 29, 2006, compared to cash flow used in operations of $109.1 million for the three months ended April 30, 2005. The primary source of cash flow for the three months ended April 29, 2006, was the $1.6 billion cash proceeds received in connection with the sale of the Company’s proprietary credit card accounts to Chase on April 21, 2006. The primary use of cash flow for the three months ended April 29, 2006, was an increase of merchandise inventory of $110.3 million. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	April 29, 2006	January 28, 2006	April 30, 2005

Working Capital (In Thousands)	$2,482,905	$2,519,597	$2,135,705
Current Ratio	2.52:1	2.44:1	2.41:1
Debt/Capitalization	14.8%	16.2%	20.2%

The improvement in the ratios as of April 29, 2006, compared to April 30, 2005, was due to the retirement of a $100.0 million of current debt during the first quarter of 2006 and no borrowings under the Company’s lines of credit compared to $190 million of borrowings in the prior year.

The Company’s merchandise inventories increased $235.1 million, or 11.1% from the April 30, 2005 balance due to the increase in the number of stores. On an average per store basis, the inventory at April 29, 2006 decreased 0.7% from the April 30, 2005 balance. The Company’s merchandise inventories increased $110.3 million, or 4.9% from the January 28, 2006 balance due to normal business seasonality and the opening of 17 new stores. Accounts payable at April 29, 2006, increased $181.9 million from April 30, 2005, and increased $38.7 million from January 28, 2006. Accounts payable as a percent of inventory at April 29, 2006, was 37.0%, compared to 32.5% at April 30, 2005. The increase in accounts payable as a percent of inventory reflects the benefits of executing the Company’s strategy to flow goods closer to point of sale.

Investing Activities. Net cash used in investing activities was $1.5 billion in the first quarter of 2006 compared to $87.8 million in the first quarter of 2005. Investing activities in 2006 included the net purchases of $1.2 billion of short-term investments and $280.6 million of capital expenditures. The purchase of short-term investments represents the investment of the proceeds received from the private label credit card transaction on April 21, 2006. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Investing activities for 2005 included capital expenditures of $176.3 million.

Total capital expenditures for fiscal 2006 are expected to be in the range of $1 billion. This estimate includes new store spending as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of opening distribution centers.

Financing Activities. The Company expects to fund growth with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under its revolving credit facilities and other sources of financing. The Company believes it has sufficient lines of credit, cash and short-term investments and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has an unsecured revolving bank credit facility (“revolver”) totaling $532 million. At April 29, 2006, no amounts were outstanding under the revolver. As of April 30, 2005, $15.0 million was outstanding under the revolver and accounts receivables of $175.0 million had been sold pursuant to a Receivable Purchase Agreement (“RPA”). In conjunction with the sale of the receivables, the RPA was terminated in the first quarter of 2006. In addition, the Company has two demand notes with availability totaling $50.0 million. No amounts were outstanding under these notes at April 29, 2006 and April 30, 2005.

Contractual Obligations

The Company has aggregate contractual obligations at April 29, 2006, of $14,039.0 million related to debt repayments, capital leases, operating leases, royalties and purchase obligations as follows:

	Fiscal Year
	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
	(In Thousands)

Long-term debt (a)	$46,023	$59,144	$59,104	$58,775	$58,775	$1,751,175	$2,032,996
Capital leases (a)	14,657	19,761	19,939	18,467	15,871	189,555	278,250
Operating leases	347,245	352,958	351,126	346,460	343,710	6,871,047	8,612,546
Royalties	4,328	13,462	15,250	17,731	20,969	1,688	73,428
Purchase obligations (b)	2,983,009	—	—	—	—	—	2,983,009
Other (c)	19,869	20,753	6,065	1,296	181	10,638	58,802

Total	$3,415,131	$466,078	$451,484	$442,729	$439,506	$8,824,103	$14,039,031

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs which total $1,136.2 million and $122.6 million, respectively.
(b)	The Company’s purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.
(c)	The other category above includes commitments for stores to be opened in fiscal 2006 and 2007 and employment contracts.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $37.7 million at April 29, 2006. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require the Company to meet certain financial tests. As of April 29, 2006, the Company was in compliance with all financial covenants of the debt agreements and expects to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of April 29, 2006.

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.6% for the quarter ended April 29, 2006, and 37.8% for the quarter ended April, 30, 2005. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At April 29, 2006, the Company’s fixed rate long-term debt, excluding capital leases, was $896.7 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at April 29, 2006, changed by 100 basis points, the Company’s annual interest expense would change by $9.0 million.

During the first three months of 2006, average borrowings under the Company’s variable rate credit facilities, the revolver and the RPA, were $31.1 million. If interest rates on the average fiscal 2006 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $311,000 assuming comparable borrowing levels.

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

PART II. OTHER INFORMATION

Item 1A Risk Factors

There have been no material changes in the Corporation’s risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Forward Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events the Company expects or anticipates will occur in the future. The Company intends words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in part 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2006, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward looking statements relate to the date initially made, and the Company undertakes no obligation to update them. An investment in the Company’s common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in the Company’s Form 10-K and other risks which may be disclosed from time to time in the Company’s filings with the SEC before investing in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 29, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

c.	Issuer Purchases of Securities

On March 6, 2006, the Company announced that its Board of Directors authorized a $2.0 billion share repurchase program. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. The company expects to execute the share repurchase program primarily in open market transactions, subject to market conditions. The Company expects to complete the program in approximately two to three years. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased during the first quarter of 2006:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2006 – February 25, 2006	—	—	—	—
February 26, 2006 – April 1, 2006	—	—	—	—
April 2, 2006 – April 29, 2006	1,386,500	$55.19	1,386,500	$1,922,800,000
Total	1,386,500	$55.19	1,386,500	$1,922,800,000

Item 4. Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Kohl’s Corporation was held on April 26, 2006:

1.	To elect four directors to serve for a three-year term;

2.	To ratify the appointment of Ernst & Young LLP as independent auditors;

3.	To vote on a management proposal to amend the Company’s Articles of Incorporation to declassify the Board of Directors;

4.	To vote on a shareholder proposal; and

5.	To act upon any other business that may properly come before the meeting or any adjournment thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

The results of the voting were as follows:

1.	Election of directors:

Jay A. Baker

For – 274,735,013 shares

Withheld – 35,179,962 shares

Steven A. Burd

For – 275,595,248 shares

Withheld – 34,319,727 shares

Kevin Mansell

For – 283,310,785 shares

Withheld – 26,604,190 shares

Peter M. Sommerhauser

For – 281,617,023 shares

Withheld – 28,297,952 shares

2.	Ratification of Ernst & Young LLP as independent auditors:

For – 303,089,866 shares

Against – 5,125,620 shares

Abstain – 1,699,489 shares

3.	Company proposal to amend the Company’s Articles of Incorporation to declassify the Board of Directors:

For – 279,822,386 shares

Against – 28,301,007 shares

Abstain – 1,791,582 shares

c.	Shareholder proposal requesting the Board of Directors to initiate the appropriate process to amend the Company’s Articles of Incorporation to provide that director nominees be elected by the affirmative vote of a majority of votes cast at an annual meeting of shareholders:

For – 171,993,906 shares

Against – 107,166,737 shares

Abstain – 2,229,344 shares

Broker Non-Votes – 28,524,988 shares

Item 6. Exhibits

3.1	Amendment of Articles of Incorporation of Kohls Corporation

10.1	Purchase and Sale Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc. and Chase Bank USA, National Association incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006

10.2	Private Label Credit Card Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc. and Chase Bank USA, National Association incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006

10.3	Outside Director Compensation, incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated April 25, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 2, 2006	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: June 2, 2006	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer