Form 10-Q
period 2006-07-29
KOHLS CORPORATION
filed 2006-09-01
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one :)

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 31, 2006 Common Stock, Par Value $0.01 per Share, 327,396,933 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 29, 2006	January 28, 2006	July 30, 2005
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,807	$126,839	$110,319
Short-term investments	519,276	160,077	140,014
Accounts receivable, net	—	1,652,065	1,296,406
Merchandise inventories	2,408,149	2,237,568	2,197,331
Deferred income taxes	10,591	23,677	7,013
Other	156,947	65,826	82,319

Total current assets	3,257,770	4,266,052	3,833,402

Property and equipment, net	5,104,521	4,616,303	4,360,637
Favorable lease rights, net	226,108	212,380	218,577
Goodwill	9,338	9,338	9,338
Other assets	51,504	48,965	42,082

Total assets	$8,649,241	$9,153,038	$8,464,036

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,012,174	$829,971	$966,572
Accrued liabilities	731,583	641,635	487,100
Income taxes payable	104,229	166,908	82,102
Current portion of long-term debt and capital leases	8,243	107,941	105,539

Total current liabilities	1,856,229	1,746,455	1,641,313

Long-term debt and capital leases	1,041,314	1,046,104	1,036,172
Deferred income taxes	213,994	217,801	224,255
Other long-term liabilities	219,199	185,340	167,494

Shareholders’ equity:
Common stock	3,466	3,450	3,443
Paid-in capital	1,645,393	1,583,035	1,550,546
Treasury stock	(1,100,809)	—	—
Retained earnings	4,770,455	4,370,853	3,840,813

Total shareholders’ equity	5,318,505	5,957,338	5,394,802

Total liabilities and shareholders’ equity	$8,649,241	$9,153,038	$8,464,036

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$3,291,431	$2,888,078	$6,476,155	$5,630,916
Cost of merchandise sold	2,053,385	1,819,493	4,089,917	3,579,131

Gross margin	1,238,046	1,068,585	2,386,238	2,051,785

Operating expenses:
Selling, general, and administrative	758,460	672,470	1,520,169	1,345,385
Depreciation and amortization	96,105	82,623	189,377	162,629
Preopening expenses	8,062	4,092	19,059	16,671

Operating income	375,419	309,400	657,633	527,100

Interest expense, net	6,011	16,303	20,206	33,465

Income before income taxes	369,408	293,097	637,427	493,635
Provision for income taxes	137,050	105,911	237,825	181,715

Net income	$232,358	$187,186	$399,602	$311,920

Net income per share:
Basic
Earnings per share	$0.70	$0.54	$1.18	$0.91
Average number of shares	333,394	344,066	339,270	343,796

Diluted
Earnings per share	$0.69	$0.54	$1.17	$0.90
Average number of shares	335,694	346,772	341,586	346,586

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at January 28, 2006	345,088	$3,450	$1,583,035	$—	$4,370,853	$5,957,338
Exercise of stock options	1,515	16	27,390	—	—	27,406
Excess income tax benefit from exercise of stock options	—	—	13,548	—	—	13,548
Share-based compensation expense	—	—	21,420	—	—	21,420
Treasury stock purchases	—	—	—	(1,100,809)	—	(1,100,809)
Net income	—	—	—	—	399,602	399,602

Balance at July 29, 2006	346,603	$3,466	$1,645,393	$(1,100,809)	$4,770,455	$5,318,505

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months (26 Weeks) Ended
	July 29, 2006	July 30, 2005
Operating activities
Net income	$399,602	$311,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	189,645	162,995
Amortization of debt discount	108	108
Share-based compensation	21,086	21,040
Excess tax benefits from share-based compensation	(13,548)	(9,606)
Deferred income taxes	9,279	41,911
Changes in operating assets and liabilities:
Accounts receivable, net	1,652,065	93,226
Merchandise inventories	(170,581)	(250,354)
Other current and long-term assets	(75,906)	(35,025)
Accounts payable	182,203	261,917
Accrued and other long-term liabilities	123,807	(72,684)
Income taxes	(49,131)	(85,474)

Net cash provided by operating activities	2,268,629	439,974

Investing activities
Acquisition of property and equipment	(706,489)	(416,777)
Net purchases of short-term investments	(359,199)	(51,247)
Other	(2,522)	(3,770)

Net cash used in investing activities	(1,068,210)	(471,794)

Financing activities
Excess tax benefits from share-based compensation	13,548	9,606
Payments of other long-term debt	(104,596)	(2,435)
Treasury stock purchases	(1,100,809)	—
Proceeds from stock option exercises	27,406	18,251

Net cash (used in) provided by financing activities	(1,164,451)	25,422

Net increase (decrease) in cash and cash equivalents	35,968	(6,398)
Cash and cash equivalents at beginning of period	126,839	116,717

Cash and cash equivalents at end of period	$162,807	$110,319

Supplemental information:
Interest paid	$35,508	$34,435
Income taxes paid	$278,349	$225,674

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

Due to the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

2. New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. FSP 13-1 was adopted by the Company January 29, 2006 on a prospective basis. The Company has historically capitalized rental costs incurred during a construction period and the adoption of this guidance is expected to negatively impact net income per diluted share by approximately $0.03 in fiscal 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Under FIN 48, a tax position is not recognized until it is more likely than not to be sustained upon examination. Measurement of the tax position is based on the largest amount, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement. FIN 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining whether this statement will have a material impact on the Company’s consolidated net earnings, cash flow or financial position.

3. Stock Based Compensation

As of July 29, 2006, the Company has three long-term compensation plans pursuant to which stock-based compensation may be granted. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The majority of stock options granted to employees vest in four equal annual installments. Remaining stock options granted vest in five to ten year annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to the Company’s Board of Directors. The vesting periods for outside directors’ options are one to three years, depending on the length of the term to which the director is elected. Options that are surrendered or terminated without issuance of shares are available for future grants.

On January 30, 2005, the Company adopted SFAS No. 123(R), “Share-based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company adopted the “modified retrospective” method, which required the prior period financial statements to be restated under the provisions of SFAS No. 123(R) to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures.

The total compensation cost recognized related to options for the three months ended July 29, 2006 and July 30, 2005 was $10.0 million and $10.6 million, respectively. Total compensation cost recognized related to options for the six months ended July 29, 2006 and July 30, 2005 was $18.9 million and $19.4 million, respectively. Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation expense over the vesting period. These amounts were expensed and included in selling, general and administrative (S,G & A) expenses in the accompanying Condensed Consolidated Statements of Income. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	2006	2005
Dividend yield	0%	0%
Volatility	0.311	0.342
Risk-free interest rate	4.7%	3.8%
Expected life in years	5.2	6.5
Weighted average fair value at grant date	$19.00	$19.90

The Company has awarded nonvested shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period.

As of July 29, 2006, there was $6.3 million of unearned compensation cost related to the nonvested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total compensation expense recognized related to nonvested stock for the three months ended July 29, 2006 was $1.0 million and was $0.8 million for the three months ended July 30, 2005. Total compensation expense recognized related to nonvested stock during the six months ended July 29, 2006 and July 30, 2005 was $1.9 million and $1.6 million, respectively.

4. Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the first in, first out method (FIFO).

5. Short-term Investments

Short-term investments consist primarily of auction rate securities and are stated at cost, which approximates market value. Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at par.

6. Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s consolidated financial statements.

7. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(In Thousands)
Numerator for basic and diluted earnings per share	$232,358	$187,186	$399,602	$311,920

Denominator for basic earnings per share – weighted average shares	333,394	344,066	339,270	343,796
Impact of diluted employee stock options and nonvested stock (a)	2,300	2,706	2,316	2,790

Denominator for diluted earnings per share	335,694	346,772	341,586	346,586

(a)	For the three months ended July 29, 2006 and July 30, 2005, 3,569,742 and 4,218,736 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive. For the six months ended July 29, 2006 and July 30, 2005, 4,072,596 and 4,441,661 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

8. Common Stock Repurchases

During the first quarter of 2006, the Company’s Board of Directors authorized a $2 billion share repurchase program. During the three months ended July 29, 2006, the Company repurchased 18.4 million shares for a cost of approximately $1.0 billion. As of July 29, 2006, the Company has repurchased approximately 19.7 million shares for a total cost of approximately $1.1 billion. Share repurchases have been made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company expects to complete the repurchase program in the next two to three years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The spring season was a successful start to fiscal 2006 from both a sales and earnings perspective. The Company earned $399.6 million during the six months ended July 29, 2006, in net income, an increase of 28.1% over last year. The Company’s net sales increased 15.0% while comparable store sales increased 6.2%. The Company also improved the gross margin rate from 36.4% last year to 36.8% this year. The Company’s S,G&A expenses leveraged by approximately 40 basis points, decreasing from 23.9% last year to 23.5% this year.

The Company earned $232.4 million during the three months ended July 29, 2006, in net income, an increase of 24.1% over last year. The Company’s net sales increased 14.0% while comparable store sales increased 5.5%. The Company also improved the gross margin rate from 37.0% last year to 37.6% this year. The Company’s S,G&A expenses leveraged by approximately 24 basis points, decreasing from 23.3% last year to 23.0% this year.

The comparable store sales growth of 5.5% for the quarter and 6.2% year to date was achieved through consistent sales performance from all regions of the country and all six lines of business. This sales performance was driven by seasonal items such as tees, tanks, polos and capris as well as strong basics sales in mens, children’s and womens. The addition of more updated and contemporary offerings in our mix of national, exclusive and private brands has enabled the Company to broaden its customer base and add new customers.

In addition, the Company continues to introduce new brands and extend successful brands into additional areas of the store, which helps drive the sales growth. The Company launched Chaps into the misses, boys and footwear areas in February 2006 and will add girls in the fall. The Company also added West End, AB Studio and Stamp 10 to misses during the first quarter of 2006. Another exclusive brand, Tony Hawk, in partnership with Quicksilver, launched in March 2006 in both young men’s and boys. The Company expects Tony Hawk, along with Candies, which launched in July 2005 in juniors, to provide momentum as the Back to School season begins.

The Company’s fully integrated marketing approach also helped drive sales by drawing in new customers and increasing transactions by 4.1% in comparable stores during the spring season. The Company continues to use circulars, direct mail, radio, magazines, internet and television to introduce new brands and extend existing brands, as well as to build awareness with existing customers and gain new customers. In addition, the Company will start to leverage its partnership with JPMorgan Chase through the use of direct mail in order to drive more business into both existing and new stores beginning in the third quarter.

The Company is committed to growing the business profitably and returning excess capital to its shareholders. As part of this commitment, the Company’s Board of Directors authorized a $2 billion share repurchase program in March 2006. The Company has repurchased 19.7 million shares to date at a cost of $1.1 billion. The Company anticipates completing this program over the next two to three years.

In looking ahead to the fall season, the Company expects to continue to build on a strong spring season. The Company’s size optimization strategy remains on track to be rolled out to all applicable departments by spring 2007 and will impact a substantial portion of receipts this fall. The strategy will focus on creating size profiles by store to improve in-stock inventory levels by size. In addition, markdown optimization software will be utilized by approximately 400 stores by the end of the third quarter. Adding stores to markdown optimization will accelerate the timing of some clearance markdowns from fourth quarter into third quarter. Both initiatives are expected to result in better seasonal transitions and lower overall clearance levels which should result in improved gross margin.

The Company continues to concentrate on profitable expansion. The Company’s future growth plans are to increase its presence in all of the regions it currently serves and to expand into new markets. During the first half of the year, the Company opened 17 stores, including its first entry into Oregon with five stores. In the fall, the Company will open 68 stores including making its initial entry into Seattle and will continue its expansion into Florida.

Results of Operations

Expansion Update

At July 29, 2006, the Company operated 749 stores in 43 states compared with 670 stores in 40 states at the same time last year. Total square feet of selling space increased 11.6% from 51.8 million at July 30, 2005 to 57.9 million at July 29, 2006.

The Company successfully opened 17 new stores during the first half of the year, including entering Oregon with five stores. The Company will open approximately 68 additional stores in the fall season of fiscal 2006 with 65 stores opening in October and three stores opening in November. The Company will make its initial entry into the State of Washington with four stores in the Seattle market and will continue its expansion into Florida, entering the Tampa market with three stores. In addition, the Company will add 16 stores in the Midwest region, 11 stores each in the South Central and Southwest regions, nine stores in the Southeast region, seven stores in the Northeast region, six stores in the Mid-Atlantic region and one store in the Northwest region.

Net Sales

Net sales include merchandise sales, net of returns, from the Company’s stores and on-line business. Net sales do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Net sales increased $403.3 million or 14.0% to $3,291.4 million for the three months ended July 29, 2006, from $2,888.1 million for the three months ended July 30,

2005. Net sales increased $245.2 million due to the opening of 17 new stores in the first half of fiscal 2006 and the inclusion of 63 new stores opened after the start of the second quarter in fiscal 2005. The remaining $158.1 million increase is attributable to an increase in comparable store sales of 5.5%. Comparable store sales growth for the period is based on the sales of stores (including e-commerce sales and relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. The 5.5% comparable store sales increase was a result of a 3.3% increase in number of transactions per store and an increase in average transaction value of 2.2%. All lines of business posted strong results for the quarter with Home and Accessories leading the Company. All regions had comparable store sales increases, with the Southwest region having the strongest performance.

Net sales increased $845.3 million or 15.0% to $6,476.2 million for the six months ended July 29, 2006, from $5,630.9 million for the six months ended July 30, 2005. Net sales increased $510.1 million due to the opening of 17 new stores in the first half of fiscal 2006 and the inclusion of 95 new stores opened in fiscal 2005. The remaining $335.2 million increase is attributable to an increase in comparable store sales of 6.2%. The 6.2% comparable store sales increase was a result of a 4.1% increase in transactions per store while average transaction value increased 2.1%. All lines of business posted strong results for the first half of the year with all lines achieving at least mid-single digit comparable store sales growth. All regions had comparable store sales increases, with the Southwest region having the strongest performance.

Gross Margin

Gross margin increased $169.4 million to $1,238.0 million for the three months ended July 29, 2006, from $1,068.6 million for the three months ended July 30, 2005. Gross margin increased $86.1 million due to the opening of 17 new stores during the first half of fiscal 2006 and the inclusion of 63 new stores opened after the start of the second quarter in fiscal 2005. Comparable store gross margin increased $83.3 million. The Company’s gross margin as a percent of net sales was 37.6% for the three months ended July 29, 2006 compared to 37.0% for the three months ended July 30, 2005.

Gross margin increased $334.4 million to $2,386.2 million for the six months ended July 29, 2006 from $2,051.8 for the six months ended July 30, 2005. Gross margin increased $165.6 million due to the opening of 17 new stores during the first half of fiscal 2006 and the inclusion of 95 new stores opened in fiscal 2005. Comparable store gross margin increased $168.8 million. The Company’s gross margin as a percent of net sales was 36.8% for the six months ended July 29, 2006 compared to 36.4% for the six months ended July 30, 2005. The improvement in gross margin for the three and six months ended July 29, 2006, was a result of the Company’s inventory management initiatives, including more frequent flow of merchandise and improved store allocation.

Operating Expenses

S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $86.0 million or 12.8% to $758.5 million for the three months ended July 29, 2006, from $672.5 million for the three months ended July 30, 2005. The S,G&A expenses decreased to 23.0% of net sales for the three months ended July 29, 2006, from 23.3% of net sales for the three months ended July 30, 2005, a decrease of 24 basis points. The decrease was primarily due to leverage achieved in distribution center costs, credit costs and corporate expenses. This was partially offset by a 14.4% increase in store operating expenses resulting from an 11.8% growth in number of stores and additional payroll costs incurred to execute various merchandise initiatives.

S,G&A expenses increased $174.8 million or 13.0% to $1,520.2 million for the six months ended July 29, 2006 from $1,345.4 million for the six months ended July 30, 2005. The S,G&A expenses decreased to 23.5% of net sales for the six months ended July 29, 2006, from 23.9% of net sales for the six months ended July 30, 2005, a decrease of 42 basis points. The decrease was primarily due to leverage achieved in distribution center costs and credit costs partially offset by a 13.6% increase in store operating expenses.

Depreciation and amortization for the three months ended July 29, 2006 was $96.1 million compared to $82.6 million for the three months ended July 30, 2005. Depreciation and amortization for the six months ended July 29, 2006 was $189.4 million compared to $162.6 million for the six months ended July 30, 2005. The increase is primarily attributable to the addition of new stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expenses. Preopening expense for the three months ended July 29, 2006, was $8.1 million compared to $4.1 million for the three months ended July 30, 2005. The increase for the three months ended July 29, 2006, is primarily due to a $4.6 million increase in rent expense due to the adoption of FSP 13-1 as of January 29, 2006. FSP 13-1 requires that rental costs associated with ground or building operating leases incurred during the construction period be recognized as rental expense. Prior to the adoption of FSP 13-1, the Company capitalized rental costs incurred during the construction period. Preopening expense for the six months ended July 29, 2006 was $19.1 million compared to $16.7 million for the six months ended July 30, 2005. This increase is also due to the adoption of FSP 13-1 as of January 29, 2006, which resulted in $8.2 million of incremental rent expense. This increase was partially offset by the opening of 17 new stores for the six months ended July 29, 2006 compared to opening 33 stores for the six months ended July 30, 2005.

Operating Income

As a result of the above factors, operating income for the three months ended July 29, 2006, was $375.4 million or 11.4% of net sales compared to $309.4 million or 10.7% of net sales for the three months ended July 30, 2005, an increase of 21.3% from last year. Operating income for the six months ended July 29, 2006 was $657.6 million or 10.2% of net sales compared to $527.1 million or 9.4% of net sales for the six months ended July 30, 2005, an increase of 24.8% from last year.

Net Interest Expense

Net interest expense for the three months ended July 29, 2006 was $6.0 million compared to $16.3 million for the three months ended July 30, 2005. The decrease in net interest expense was primarily due to interest income of $9.5 million earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio and higher interest rates on investments than last year.

Net interest expense for the six months ended July 29, 2006 was $20.2 million compared to $33.5 million for the six months ended July 30, 2005. The decrease in net interest expense was primarily due to interest income of $10.9 million earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio and higher interest rates on investments than last year.

Provision for Income Taxes

The Company’s effective income tax rate was 37.1% and 37.3% for the three and six months ended July 29, 2006. The tax rate was favorably impacted by the tax-free interest earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio.

Net Income

Net income for the three months ended July 29, 2006, was $232.4 million compared to $187.2 million for the three months ended July 30, 2005, an increase of 24.1% from last year. Net income per diluted share was $0.69 for the three months ended July 29, 2006, compared to $0.54 per diluted share for the three months ended July 30, 2005, an increase of 27.8% over last year.

Net income for the six months ended July 29, 2006, was $399.6 million compared to $311.9 million for the six months ended July 30, 2005, an increase of 28.1% from last year. Earnings were $1.17 per diluted share for the six months ended July 29, 2006, compared to $0.90 per diluted share for the six months ended July 30, 2005, an increase of 30.0% over last year.

Seasonality & Inflation

The Company’s business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% and 30% of sales typically occur during the back-to-school and holiday seasons, respectively. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

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

Operating Activities. Cash flow provided by operations was $2.3 billion for the six months ended July 29, 2006, compared to $440.0 million for the six months ended July 30, 2005. The primary source of cash flow for the six months ended July 29, 2006, was the $1.6 billion cash proceeds received in connection with the sale of the Company’s proprietary credit card accounts to Chase on April 21, 2006. The primary use of cash flow for the six months ended July 29, 2006, was an increase of merchandise inventory of $170.6 million which was more than offset by an increase of $182.2 million in accounts payable. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	July 29, 2006	January 28, 2006	July 30, 2005
Working Capital (In Thousands)	$1,401,541	$2,519,597	$2,192,089
Current Ratio	1.76:1	2.44:1	2.34:1
Debt/Capitalization	16.5%	16.2%	17.5%

The reduction in the debt/capitalization ratio as of July 29, 2006, compared to July 30, 2005, was due to the retirement of $100.0 million of current debt during the first quarter of 2006. The decrease in working capital and the current ratio as of July 29, 2006, compared to July 30, 2005, was due to the sale of the Company’s private label credit card portfolio on April 21, 2006, and the $1.1 billion of share repurchases made during the six months ended July 29, 2006.

The Company’s merchandise inventories increased $210.8 million, or 9.6% from the July 30, 2005 balance primarily due to the increase in the number of stores. On an average per store basis, the inventory at July 29, 2006 decreased 2.0% from the July 30, 2005 balance. The Company’s merchandise inventories increased $170.6 million, or 7.6% from the January 28, 2006 balance due to normal business seasonality and the opening of 17 new stores. Accounts payable at July 29, 2006, increased $45.6 million from July 30, 2005, and increased $182.2 million from January 28, 2006. Accounts payable as a percent of inventory at July 29, 2006, was 42.0%, compared to 44.0% at July 30, 2005.

Investing Activities. Net cash used in investing activities was $1.1 billion for the six months ended July 29, 2006 compared to $471.8 million for the six months ended July 30, 2005. Investing activities in 2006 included the net purchases of $359.2 million of short-term investments and $706.5 million of capital expenditures. The purchase of short-term investments represents the investment of the proceeds received from the private label credit card transaction on April 21, 2006 in excess of the cash used to repurchase common stock. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Investing activities for 2005 included capital expenditures of $416.8 million.

Total capital expenditures for fiscal 2006 are expected to be approximately $1.2 billion. This estimate includes new store spending, new distribution center spending, as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of opening distribution centers.

Financing Activities. The Company expects to fund growth with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under its revolving credit facilities and other sources of financing. The Company believes it has sufficient lines of credit, cash and short-term investments and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has an unsecured revolving bank credit facility (“revolver”) totaling $532.0 million. No amounts were outstanding under the revolver at July 29, 2006 and July 30, 2005. The Company also had a Receivable Purchase Agreement (“RPA”) which was terminated in the first quarter of 2006 in conjunction with the sale of the receivables. No amounts were outstanding under the RPA at July 30, 2005. In addition, the Company has two demand notes with availability totaling $50.0 million. No amounts were outstanding under these notes at July 29, 2006 and July 30, 2005.

Contractual Obligations

The Company has aggregate contractual obligations at July 29, 2006, of $14.8 billion related to debt repayments, capital leases, operating leases, royalties and purchase obligations as follows:

	Fiscal Year
	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
	(In Thousands)
Long-term debt (a)	$29,438	$58,785	$58,775	$58,775	$58,775	$1,751,175	$2,015,723
Capital leases (a)	9,638	19,761	19,939	18,467	15,871	189,555	273,231
Operating leases	177,709	356,118	355,590	350,254	346,440	6,921,698	8,507,809
Royalties	2,506	13,462	15,250	17,731	20,969	1,688	71,606
Purchase obligations (b)	3,638,073	118,944	—	—	—	—	3,757,017
Other (c)	15,396	22,111	7,830	3,771	1,946	83,597	134,651

Total	$3,872,760	$589,181	$457,384	$448,998	$444,001	$8,947,713	$14,760,037

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs, which total $1,119.9 million and $119.5 million, respectively.
(b)	The Company’s purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.
(c)	The other category above includes commitments for stores to be opened in fiscal 2007 and employment contracts.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $103.1 million at July 29, 2006. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require the Company to meet certain financial tests. As of July 29, 2006, the Company was in compliance with all financial covenants of the debt agreements and expects to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of July 29, 2006.

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

Retail Inventory Method and Inventory Valuation

The Company values its inventory at the lower of cost or market with cost determined on the first-in, first-out (FIFO) basis using the retail inventory method (RIM). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventories. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventories being valued at the lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories.

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.3% for the six months ended July 29, 2006, and 36.8% for the six months ended July 30, 2005. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At July 29, 2006, the Company’s fixed rate long-term debt, excluding capital leases, was $895.8 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at July 29, 2006, changed by 100 basis points, the Company’s annual interest expense would change by $9.0 million.

During the first six months of 2006, average borrowings under the Company’s variable rate credit facilities, the revolver and the RPA, were $23.4 million. If interest rates on the average fiscal 2006 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $234,000 assuming comparable borrowing levels.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Forward Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events the Company expects or anticipates will occur in the future. The Company intends words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in part 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2006, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and the Company undertakes no obligation to update them. An investment in the Company’s common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in the Company’s Form 10-K and other risks which may be disclosed from time to time in the Company’s filings with the SEC before investing in the Company’s securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended July 29, 2006, the Company did not sell any equity securities which were not registered under the Securities Act.

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

The following table contains information for shares repurchased during the three months ended July 29, 2006:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2006 – May 27, 2006	7,118,400	$56.26	7,118,400	$1,523,000,000

May 28, 2006 – July 1, 2006	11,237,271	$55.44	11,237,271	$900,000,000

July 2, 2006 – July 29, 2006	—	—	—	$900,000,000

Total	18,355,671	$55.76	18,355,671	$900,000,000

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 1, 2006	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: September 1, 2006	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer