Form 10-Q
period 2006-10-28
KOHLS CORPORATION
filed 2006-12-01
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 29, 2006 Common Stock, Par Value $0.01 per Share 327,021,240 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	October 28, 2006	January 28, 2006	October 29, 2005
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,686	$126,839	$132,713
Short-term investments	318,992	160,077	—
Accounts receivable, net	—	1,652,065	1,492,150
Merchandise inventories	3,251,221	2,237,568	2,854,317
Deferred income taxes	20,909	23,677	16,259
Other	149,547	65,826	77,810

Total current assets	3,939,355	4,266,052	4,573,249
Property and equipment, net	5,266,048	4,616,303	4,557,827
Favorable lease rights, net	222,724	212,380	215,460
Goodwill	9,338	9,338	9,338
Other assets	57,224	48,965	48,353

Total assets	$9,494,689	$9,153,038	$9,404,227

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,642,435	$829,971	$1,330,384
Accrued liabilities	744,499	641,635	577,296
Income taxes payable	56,497	166,908	52,584
Short-term debt	—	—	331,500
Current portion of long-term debt and capital leases	8,809	107,941	105,875

Total current liabilities	2,452,240	1,746,455	2,397,639
Long-term debt and capital leases	1,040,450	1,046,104	1,040,232
Deferred income taxes	244,481	217,801	223,325
Other long-term liabilities	228,236	185,340	179,765
Shareholders’ equity:
Common stock	3,477	3,450	3,445
Paid-in capital	1,698,770	1,583,035	1,563,881
Treasury stock	(1,167,916)	—	—
Retained earnings	4,994,951	4,370,853	3,995,940

Total shareholders’ equity	5,529,282	5,957,338	5,563,266

Total liabilities and shareholders’ equity	$9,494,689	$9,153,038	$9,404,227

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$3,637,272	$3,119,360	$10,113,427	$8,750,276
Cost of merchandise sold	2,288,141	1,986,766	6,378,058	5,565,897

Gross margin	1,349,131	1,132,594	3,735,369	3,184,379
Operating expenses:
Selling, general, and administrative	856,908	753,799	2,377,077	2,099,183
Depreciation and amortization	94,318	85,112	283,695	247,741
Preopening expenses	28,521	26,252	47,580	42,923

Operating income	369,384	267,431	1,027,017	794,532
Interest expense, net	10,189	18,031	30,395	51,497

Income before income taxes	359,195	249,400	996,622	743,035
Provision for income taxes	134,699	94,273	372,524	275,988

Net income	$224,496	$155,127	$624,098	$467,047

Net income per share:
Basic
Earnings per share	$0.69	$0.45	$1.86	$1.36
Average number of shares	326,904	344,441	335,148	344,011
Diluted
Earnings per share	$0.68	$0.45	$1.85	$1.35
Average number of shares	329,814	346,778	338,255	346,628

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at January 28, 2006	345,088	$3,450	$1,583,035	$—	$4,370,853	$5,957,338
Exercise of stock options	2,633	27	63,163	—	—	63,190
Excess tax benefits from share-based compensation	—	—	20,480	—	—	20,480
Share-based compensation expense	—	—	32,092	—	—	32,092
Treasury stock purchases	—	—	—	(1,167,916)	—	(1,167,916)
Net income	—	—	—	—	624,098	624,098

Balance at October 28, 2006	347,721	$3,477	$1,698,770	$(1,167,916)	$4,994,951	$5,529,282

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months (39 Weeks) Ended
	October 28, 2006	October 29, 2005
Operating activities
Net income	$624,098	$467,047
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	284,185	248,268
Amortization of debt discount	162	163
Share-based compensation	31,507	32,535
Excess tax benefits from share-based compensation	(20,480)	(9,859)
Deferred income taxes	29,448	31,735
Changes in operating assets and liabilities:
Accounts receivable, net	1,652,065	(102,518)
Merchandise inventories	(1,013,653)	(907,340)
Other current and long-term assets	(65,002)	(32,406)
Accounts payable	812,464	625,729
Accrued and other long-term liabilities	145,760	24,833
Income taxes payable	(89,931)	(114,739)

Net cash provided by operating activities	2,390,623	263,448
Investing activities
Acquisition of property and equipment and favorable lease rights	(964,511)	(690,205)
Net (purchases) sales of short-term investments	(158,915)	88,765
Other	(3,856)	(3,362)

Net cash used in investing activities	(1,127,282)	(604,802)
Financing activities
Proceeds from short-term debt	—	225,000
Borrowings under credit facilities	—	106,500
Excess tax benefits from share-based compensation	20,480	9,859
Payments of other long-term debt	(107,248)	(3,779)
Treasury stock purchases	(1,167,916)	—
Proceeds from stock option exercises	63,190	19,770

Net cash (used in) provided by financing activities	(1,191,494)	357,350

Net increase in cash and cash equivalents	71,847	15,996
Cash and cash equivalents at beginning of period	126,839	116,717

Cash and cash equivalents at end of period	$198,686	$132,713

Supplemental information:
Interest paid, net of capitalized interest	$49,793	$52,755
Income taxes paid	$435,776	$359,159

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

Certain reclassifications have been made to prior year’s financial information to conform to the current year presentation.

2.	Net Sales

Revenue from the sale of the Company’s merchandise at its stores is recognized at the time of sale, net of any returns. E-commerce sales are recorded upon the shipment of merchandise. Net sales do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Revenue from gift card sales is recognized when the gift card is redeemed.

Gift card breakage revenue is based on historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by a customer is remote. The Company analyzed the experience of the gift card program since its inception in 2001 to determine the breakage rate. Total sales for the three and nine months ended October 28, 2006, include $15.0 million related to this initial recognition of gift card breakage revenue.

3.	New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. FSP 13-1 was adopted by the Company January 29, 2006 on a prospective basis. The Company had historically capitalized rental costs incurred during a construction period and the adoption of this guidance is expected to negatively impact net income per diluted share by approximately $0.03 in fiscal 2006.

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

4.	Stock Based Compensation

As of October 28, 2006, the Company has three long-term compensation plans from which stock-based compensation may be granted. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

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

The total compensation cost recognized related to options for the three months ended October 28, 2006 and October 29, 2005 was $9.1 million and $10.5 million, respectively. Total compensation cost recognized related to options for the nine months ended October 28, 2006 and October 29, 2005 was $28.0 million and $29.8 million, respectively. Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation expense over the vesting period. These amounts are included in selling, general and administrative (S,G & A) expenses in the accompanying Condensed Consolidated Statements of Income. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	2006	2005
Dividend yield	0%	0%
Volatility	0.311	0.342
Risk-free interest rate	4.7%	3.8%
Expected life in years	5.2	6.5
Weighted average fair value at grant date	$19.40	$20.17

The Company has awarded nonvested shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period.

As of October 28, 2006, there was $6.6 million of unearned compensation cost related to the nonvested stock granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total compensation expense recognized related to nonvested stock for the three months ended October 28, 2006 was $1.1 million and was $0.9 million for the three months ended October 29, 2005. Total compensation expense recognized related to nonvested stock during the nine months ended October 28, 2006 and October 29, 2005 was $3.0 million and $2.6 million, respectively.

5.	Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the first in, first out method (FIFO).

6.	Short-term Investments

Short-term investments consist primarily of auction rate securities and are stated at cost, which approximates market value. Short-term investments are classified as available-for-sale securities and are highly liquid. These securities generally have a put option feature that allows the Company to liquidate the investments at par.

7.	Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s consolidated financial statements.

8.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(In Thousands)
Numerator for basic and diluted earnings per share	$224,496	$155,127	$624,098	$467,047

Denominator for basic earnings per share – weighted average shares	326,904	344,441	335,148	344,011
Impact of diluted employee stock options and nonvested stock (a)	2,910	2,337	3,107	2,617

Denominator for diluted earnings per share	329,814	346,778	338,255	346,628

(a)	For the three months ended October 28, 2006 and October 29, 2005, 2,843,500 and 4,328,185 options, respectively, were not included in the diluted earnings per share calculation as the impact of such options was antidilutive. For the nine months ended October 28, 2006 and October 29, 2005, 3,533,923 and 6,190,380 options, respectively, were not included in the diluted earnings per share calculation as the impact of such options was antidilutive.

9.	Common Stock Repurchases

During the first quarter of 2006, the Company’s Board of Directors authorized a $2 billion share repurchase program. During the three months ended October 28, 2006, the Company repurchased approximately 1.0 million shares for a cost of approximately $67.0 million. As of October 28, 2006 the Company has repurchased approximately 20.7 million shares for a total cost of approximately $1.2 billion. Share repurchases have been made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company expects to complete the repurchase program in the next two years.

10.	Sale of Proprietary Credit Card Business

On April 21, 2006, the Company completed the sale of its private label credit card accounts and the outstanding balances associated with the accounts to JPMorgan Chase (“Chase”) for a purchase price of approximately $1.6 billion. The purchase price is comprised of the face value of the receivables and was received in cash.

Chase acquired all of the existing accounts as of April 21, 2006, and also owns the new accounts and the related balances generated during the term of the agreement.

Additionally, the companies have entered into a multi-year agreement that provides for the Company to receive ongoing payments related to the profitability of the credit card portfolio. The Company will continue to handle all customer service functions and will continue to be responsible for all advertising and marketing related to credit card customers.

11.	Long-term Debt

During the quarter ended October 28, 2006, the Company executed a new $900 million senior unsecured revolving credit facility maturing October 12, 2011. Amounts borrowed bear the interest rate of LIBOR plus a margin, which is based on the Company’s long-term credit rating. This agreement replaced the $532 million unsecured revolving bank credit facility which would have matured on July 10, 2007. As of October 28, 2006, no amounts were outstanding under the facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2006 continues to be a successful year from both a sales and earnings perspective. The Company earned $624.1 million in net income during the nine months ended October 28, 2006, an increase of 33.6% over last year. The Company’s net sales increased 15.6% while comparable store sales increased 6.9%. The Company’s gross margin rate improved by 54 basis points from 36.4% last year to 36.9% this year. The Company’s S,G&A expenses leveraged by approximately 49 basis points, decreasing from 24.0% last year to 23.5% this year.

The Company earned $224.5 million in net income during the three months ended October 28, 2006, an increase of 44.7% over last year. The Company’s net sales increased 16.6% while comparable store sales increased 8.5%. The Company’s gross margin rate also improved by 78 basis points from 36.3% last year to 37.1% this year. The Company’s S,G&A expenses leveraged by approximately 61 basis points, decreasing from 24.2% last year to 23.6% this year.

The comparable store sales growth for the quarter and year to date periods was achieved through consistent sales performance from all regions of the country and all six lines of business. During the third quarter, the Company had strong sales in seasonal categories such as fleece, outerwear, boots and cold weather accessories as well as strong basics sales in mens, children’s and womens. The addition of more updated and contemporary offerings of national, exclusive and private brands has enabled the Company to broaden its customer base and add new customers.

The Company continues to introduce new brands and extend successful brands into additional areas of the store. The Company entered into two new merchandise partnerships during the third quarter, which will result in new brand introductions in fiscal 2007. These partnerships are with Vera Wang for merchandise categories across the store and the Food Network, which is focused on the home business. The purpose of these alliances is to differentiate the Company from the competition by adding world class brands that are highly recognized by both the current customer and those that the Company is broadening its reach to include.

The Company’s fully integrated marketing approach attracted new customers and resulted in an increase in transactions of 4.4% in comparable stores year to date. The Company’s marketing initiatives continue to build traffic through a wide range of media including print, broadcast and direct mail. These traffic increases, along with a comparable store sales growth of 6.9%, are clear indications that the Company has continued to build awareness with existing customers and gained new customers. The Company has put together an aggressive holiday marketing calendar for the fourth quarter in all forms of media to support its promotional events. In addition, the Company will continue to focus on opportunities provided by its credit partnership with JPMorgan Chase to reach new customers.

The Company is committed to growing the business profitably and returning excess capital to its shareholders. As part of this commitment, the Company’s Board of Directors authorized a $2 billion share repurchase program in March 2006. The Company has repurchased 20.7 million shares to date at a cost of $1.2 billion. The Company anticipates completing this program over the next two years.

The Company continues to concentrate on profitable expansion. The Company’s future growth plans are to increase its presence in all of the regions it currently serves and to expand into new markets. During the month of October, the Company opened sixty-five new stores in thirty states across the Country. This was the Company’s largest one-day opening in its history. The Company opened three additional stores on November 9, 2006, which brings the Company’s total store count to 817 stores.

The Company remains on track to meet the goal of opening 415 stores over the next four years. Seventeen of the stores will open in the first quarter of 2007 in a blend of new and fill-in markets. The Company will open the majority of the Mervyn’s locations it acquired in the Pacific Northwest in the fall of 2007, giving the Company a greater presence in the Portland and Seattle markets.

Results of Operations

Expansion Update

At October 28, 2006, the Company operated 814 stores in 45 states compared with 731 stores in 41 states at the same time last year. Total square feet of selling space increased 9.9% from 56.5 million at October 29, 2005 to 62.1 million at October 28, 2006.

The Company successfully opened 68 stores during October and November 2006, including its initial entry into the state of Washington with four stores and continuing its expansion into Florida, entering the Tampa market with three stores. In addition, the Company added 16 stores in the Midwest region, 11 stores in the South Central region, 11 stores in the Southwest region, nine stores in the Southeast region, seven stores in the Northeast region, six stores in the Mid-Atlantic region and one store in the Northwest region.

In total, the Company opened 85 stores in fiscal 2006 and will end the year with 817 stores in 45 states, compared to 732 stores in 41 states at the end of fiscal 2005.

Net Sales

Net sales increased $517.9 million or 16.6% to $3,637.3 million for the three months ended October 28, 2006, from $3,119.4 million for the three months ended October 29, 2005. Net sales increased $248.0 million due to the opening of 82 new stores in the first nine months of fiscal 2006 and the inclusion of 62 new stores opened after the start of the third quarter in fiscal 2005 and $15.0 million due to the initial recognition of gift card breakage. The remaining $254.9 million increase is attributable to an increase in comparable store sales of 8.5%. Comparable store sales growth for the period is based on the sales of stores (including E-commerce sales and relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. The 8.5% comparable store sales increase was a result of a 5.3% increase in number of transactions per store and an increase in average transaction value of 3.2%. All lines of business posted strong results for the quarter, each achieving at least a mid-single digit comparable store sales increase. The Men’s and Women’s businesses led the Company for the quarter. All regions delivered high-single digit comparable store sales increases, with the Northeast region having the strongest performance for the quarter.

Net sales increased $1,363.1 million or 15.6% to $10,113.4 million for the nine months ended October 28, 2006, from $8,750.3 million for the nine months ended October 29, 2005. Net sales increased $770.8 million due to the opening of 82 new stores in the first nine months of fiscal 2006 and the inclusion of 95 new stores opened in fiscal 2005 and $15.0 million due to the initial recognition of gift card breakage. The remaining $577.3 million increase is attributable to an increase in comparable store sales of 6.9%. The 6.9% comparable store sales increase was a result of a 4.4% increase in transactions per store while average transaction value increased 2.5%. All lines of business posted strong results for the first nine months of the year with all lines achieving at least a mid-single digit comparable store sales increase. All regions had comparable store sales increases, with the Southwest region having the strongest performance for the year.

Gross Margin

Gross margin increased $216.5 million to $1,349.1 million for the three months ended October 28, 2006, from $1,132.6 million for the three months ended October 29, 2005. Gross margin increased $82.9 million due to the opening of 82 new stores during the first nine months of fiscal 2006 and the inclusion of 62 new stores opened after the start of the third quarter in fiscal 2005 and $15.0 million due to the initial recognition of gift card breakage. Comparable store gross margin increased $118.6 million. The Company’s gross margin as a percent of net sales was 37.1% for the three months ended October 28, 2006 compared to 36.3% for the three months ended October 29, 2005.

Gross margin increased $551.0 million to $3,735.4 million for the nine months ended October 28, 2006 from $3,184.4 for the nine months ended October 29, 2005. Gross margin increased $258.2 million due to the opening of 82 new stores during fiscal 2006 and the inclusion of 95 new stores opened in fiscal 2005 and $15.0 million due to the initial recognition of gift card breakage. Comparable store gross margin increased $277.8 million. The Company’s gross margin as a percent of net sales was 36.9% for the nine months ended October 28, 2006 compared to 36.4% for the nine months ended October 29, 2005. The improvement in gross margin for the three and nine months ended October 28, 2006, was a result of the Company’s merchandise initiatives as well as the impact of inventory management initiatives, which included more frequent flows of merchandise and improved store allocation.

Operating Expenses

S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $103.1 million or 13.7% to $856.9 million for the three months ended October 28, 2006, from $753.8 million for the three months ended October 29, 2005. The S,G&A expenses decreased to 23.6% of net sales for the three months ended October 28, 2006, from 24.2% of net sales for the three months ended October 29, 2005, a decrease of 61 basis points. The decrease was primarily due to leverage achieved in store operating expenses, credit costs, advertising costs and distribution center costs, partially offset by corporate expenses as a percent of net sales being higher for the quarter. The increase in corporate expenses was driven by the effects of the Company’s stronger performance on incentive compensation expense.

S,G&A expenses increased $277.9 million or 13.2% to $2,377.1 million for the nine months ended October 28, 2006 from $2,099.2 million for the nine months ended October 29, 2005. The S,G&A expenses decreased to 23.5% of net sales for the nine months ended October 28, 2006, from 24.0% of net sales for the nine months ended October 29, 2005, a decrease of 49 basis points. The decrease was primarily due to leverage achieved in store operating expenses, credit costs, advertising costs and distribution center costs, partially offset by corporate expenses as a percent of net sales being higher for the year. The increase in corporate expenses was driven by the effects of a stronger year over year performance on incentive compensation expense.

Depreciation and amortization for the three months ended October 28, 2006 was $94.3 million compared to $85.1 million for the three months ended October 29, 2005. Depreciation and amortization for the nine months ended October 28, 2006 was $283.7 million compared to $247.7 million for the nine months ended October 29, 2005. The increase is primarily attributable to the addition of new stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expenses. Preopening expense for the three months ended October 28, 2006, was $28.5 million compared to $26.3 million for the three months ended October 29, 2005. The increase is primarily due to expenses related to opening 65 stores for the three months ended October 28, 2006 compared to 61 stores for the three months ended October 29, 2005.

Preopening expense for the nine months ended October 28, 2006 was $47.6 million compared to $42.9 million for the nine months ended October 29, 2005. This increase is primarily due to the adoption of FSP 13-1 as of January 29, 2006, which requires that rental costs associated with ground or building operating leases incurred during the construction period be recognized as rental expense. Prior to the adoption of FSP 13-1, the Company capitalized rental costs incurred during the construction period. The adoption of FSP 13-1 resulted in $9.1 million of incremental rent expense. This increase was partially offset by the opening of 82 new stores for the nine months ended October 28, 2006 compared to opening 94 stores for the nine months ended October 29, 2005.

Operating Income

As a result of the above factors, operating income for the three months ended October 28, 2006, was $369.4 million or 10.2% of net sales compared to $267.4 million or 8.6% of net sales for the three months ended October 29, 2005, an increase of 38.1% from last year. Operating income for the nine months ended October 28, 2006 was $1,027.0 million or 10.2% of net sales compared to $794.5 million or 9.1% of net sales for the nine months ended October 29, 2005, an increase of 29.3% from last year.

Net Interest Expense

Net interest expense for the three months ended October 28, 2006 was $10.2 million compared to $18.0 million for the three months ended October 29, 2005. The decrease in net interest expense was primarily due to an increase in interest income of $4.9 million, due to the interest earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio and higher interest rates on investments than last year. The decrease was also a result of less interest expense due to the retirement of $100.0 million of current debt during the first quarter of 2006.

Net interest expense for the nine months ended October 28, 2006 was $30.4 million compared to $51.5 million for the nine months ended October 29, 2005. The decrease in net interest expense was primarily due to an increase in interest income of $15.9 million, resulting from the interest earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio and higher interest rates on investments than last year. The decrease was also a result of less interest expense due to the retirement of $100.0 million of current debt during the first quarter of 2006.

Provision for Income Taxes

The Company’s effective income tax rate was 37.5% for the three months ended October 28, 2006 compared to 37.8% for the three months ended October 29, 2005. The tax rate for the three months ended October 28, 2006, was favorably impacted by the tax-free interest earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio.

The Company’s effective income tax rate was 37.4% for the nine months ended October 28, 2006 compared to 37.1% for the nine months ended October 29, 2005. The increase in the effective tax rate was due to a tax adjustment of $4.9 million taken during the nine months ended October 29, 2005, due to the favorable resolution of certain state tax matters.

Net Income

Net income for the three months ended October 28, 2006, was $224.5 million compared to $155.1 million for the three months ended October 29, 2005, an increase of 44.7% from last year. Net income per diluted share was $0.68 for the three months ended October 28, 2006, compared to $0.45 per diluted share for the three months ended October 29, 2005, an increase of 51.1% over last year.

Net income for the nine months ended October 28, 2006, was $624.1 million compared to $467.0 million for the nine months ended October 29, 2005, an increase of 33.6% from last year. Earnings were $1.85 per diluted share for the nine months ended October 28, 2006, compared to $1.35 per diluted share for the nine months ended October 29, 2005, an increase of 37.0% over last year.

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

Operating Activities. Cash flow provided by operations was $2,390.6 million for the nine months ended October 28, 2006, compared to $263.4 million for the nine months ended October 29, 2005. The primary source of cash flow for the nine months ended October 28, 2006, was the $1,652.1 million cash proceeds received in connection with the sale of the Company’s proprietary credit card accounts to Chase on April 21, 2006.

The primary use of cash flow for the nine months ended October 28, 2006, was an increase of merchandise inventory of $1,013.7 million which was offset by an increase of $812.5 million in accounts payable. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	October 28, 2006	January 28, 2006	October 29, 2005
Working Capital (In Thousands)	$1,487,115	$2,519,597	$2,175,610
Current Ratio	1.61:1	2.44:1	1.91:1
Debt/Capitalization	15.9%	16.2%	21.0%

The reduction in the debt/capitalization ratio as of October 28, 2006, compared to October 29, 2005, was due to the retirement of $100.0 million of current debt during the first quarter of 2006 and the $1.2 billion share repurchase made during the nine months ended October 28, 2006. The decrease in working capital and the current ratio as of October 28, 2006, compared to October 29, 2005, was due to the sale of the Company’s private label credit card portfolio on April 21, 2006, and the $1.2 billion of share repurchases made during the nine months ended October 28, 2006.

The Company’s merchandise inventories increased $396.9 million, or 13.9% from the October 29, 2005 balance primarily due to the increase in the number of stores. On an average per store basis, the inventory at October 28, 2006 increased 2.3% from the October 29, 2005 balance. The Company’s merchandise inventories increased $1,013.7 million, or 45.3% from the January 28, 2006 balance due to normal business seasonality and the opening of 82 new stores. Accounts payable at October 28, 2006, increased $312.1 million from October 29, 2005, and increased $812.5 million from January 28, 2006. Accounts payable as a percent of inventory at October 28, 2006, was 50.5%, compared to 46.6% at October 29, 2005.

Investing Activities. Net cash used in investing activities was $1,127.3 million for the nine months ended October 28, 2006 compared to $604.8 million for the nine months ended October 29, 2005. Investing activities in 2006 included the net purchases of $158.9 million of short-term investments and $964.5 million of capital expenditures. The purchase of short-term investments represents the investment of the proceeds received from the private label credit card transaction on April 21, 2006 in excess of the cash used to repurchase common stock and the cash used to build seasonal working capital. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Investing activities for 2005 included capital expenditures of $690.2 million offset by net sales of $88.8 million of short-term investments.

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

Financing Activities. The Company expects to fund growth with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under its revolving credit facility and other sources of financing. The Company believes it has sufficient lines of credit, cash and short-term investments and expects to generate adequate cash flows from operating activities to sustain current levels of operations.

On October 12, 2006, the Company entered into a new $900.0 million senior unsecured revolving facility (“revolver”). This agreement replaces the $532.0 million unsecured revolving credit facility (“previous revolver”) which would have matured on July 10, 2007. No amounts were outstanding under the revolver as of October 28, 2006. As of October 29, 2005, $106.5 million was outstanding under the previous revolver. The Company also had a Receivable Purchase Agreement (“RPA”) which was terminated in the first quarter of 2006 in conjunction with the sale of the receivables. As of October 29, 2005, $225.0 million was outstanding under the RPA.

In addition, the Company has two demand notes with availability totaling $50.0 million. No amounts were outstanding under these notes at October 28, 2006 and October 29, 2005.

Contractual Obligations

The Company has aggregate contractual obligations at October 28, 2006, of $14.9 billion related to debt repayments, capital leases, operating leases, royalties and purchase obligations as follows:

	Fiscal Year
	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
	(In Thousands)
Long-term debt (a)	$16,272	$58,785	$58,775	$58,775	$58,775	$1,751,175	$2,002,557
Capital leases (a)	5,043	20,261	20,439	18,967	16,079	189,522	270,311
Operating leases	91,116	367,079	367,357	361,125	354,379	7,080,632	8,621,688
Royalties	1,511	19,184	26,214	30,574	35,510	36,564	149,557
Purchase obligations (b)	2,510,860	896,164	—	—	—	—	3,407,024
Other (c)	13,624	17,786	11,711	7,341	5,835	408,277	464,574

Total	$2,638,426	$1,379,259	$484,496	$476,782	$470,578	$9,466,170	$14,915,711

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs, which total $1,106.8 million and $116.8 million, respectively.

(b)	The Company’s purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

(c)	The other category above includes commitments for stores to be opened in fiscal 2007 and employment contracts.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $53.8 million at October 28, 2006. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require the Company to meet certain financial tests. As of October 28, 2006, the Company was in compliance with all financial covenants of the debt agreements and expects to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of October 28, 2006.

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.4% for the nine months ended October 28, 2006, and 37.1% for the nine months ended October 29, 2005. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

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

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At October 28, 2006, the Company’s fixed rate long-term debt, excluding capital leases, was $895.8 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at October 28, 2006, changed by 100 basis points, the Company’s annual interest expense would change by $9.0 million.

During the first nine months of 2006, average borrowings under the Company’s variable rate credit facilities, the revolver and the RPA, were $17.9 million. If interest rates on the average fiscal 2006 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $179,000 assuming comparable borrowing levels.

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

During the quarter ended October 28, 2006, the Company did not sell any equity securities which were not registered under the Securities Act.

c.	Issuer Purchases of Securities

On March 6, 2006, the Company announced that its Board of Directors authorized a $2.0 billion share repurchase program. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. The Company expects to execute the share repurchase program primarily in open market transactions, subject to market conditions. The Company expects to complete the program over the next two years. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased during the three months ended October 28, 2006:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2006 – August 26, 2006	—	—	—	$900,000,000
August 27, 2006 – September 30, 2006	1,004,200	$66.54	1,004,200	$833,000,000
October 1, 2006 – October 28, 2006	2,400	$65.32	2,400	$833,000,000

Total	1,006,600	$66.54	1,006,600	$833,000,000

Item 6.	Exhibits

10.1	Credit Agreement dated as of October 12, 2006 by and among Kohl’s Corporation, the Lenders party hereto, Bank of America, N.A., as an Issuing Bank and Syndication Agent, JPMorgan Chase Bank, N.A., US Bank National Association and Wachovia Bank National Association, as Co-Documentation Agents and The Bank of New York, as an Issuing Bank, the Swing Line Lender and the Administrative Agent

10.2	Employment Agreement between Kohl’s Department Stores, Inc. and Thomas Kingsbury dated August 1, 2006

10.3	Agreement between Kohl’s Department Stores, Inc., Kohl’s Corporation and Arlene Meier dated September 1, 2006

10.4	Executive Compensation Agreement, dated October 6, 2006, between Kohl’s Department Stores, Inc. and Wesley S. McDonald, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed on November 13, 2006.

10.5	Executive Compensation Agreement, dated November 3, 2006, between Kohl’s Department Stores, Inc. and Peggy Eskenasi, incorporated by reference to Exhibit 10.2 of the Company’s current report on form 8-K, filed on November 13, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation
(Registrant)

Date: November 29, 2006	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery
Chief Executive Officer and Director

Date: November 29, 2006	/s/ Wesley S. McDonald
Wesley S. McDonald
Chief Financial Officer