Form 10-K
period 2007-02-03
KOHLS CORPORATION
filed 2007-03-23
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                      to

Commission File No. 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin	53051 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer    X     Accelerated filer              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                 No    X    .

At July 28, 2006, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $18,045,000,000 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 7, 2007, the Registrant had issued and outstanding an aggregate of 321,126,309 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 2, 2007 are incorporated into Parts II and III.

PART I

Item 1. Business

Overview

The Company operates family-oriented, department stores that feature quality, exclusive and national brand merchandise priced to provide value to customers. The Company’s stores sell moderately priced apparel, footwear, accessories and home products targeted to customers shopping for their families and homes. The Company features fashion in apparel and home that would appeal to classic, updated and contemporary customers. The Company’s goal is to broaden its customer reach while meeting the customer’s varied fashion preferences. Kohl’s offers a convenient shopping experience through easily accessible locations, well laid out stores, central checkout and good in-stock position which allow the customer to get in and out quickly. Kohl’s stores have fewer departments than traditional, full-line department stores but offer customers dominant assortments of merchandise displayed in complete selections of styles, colors and sizes. Central to the Company’s pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are the Company’s unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies resulting from centralized buying, advertising and distribution. As of February 3, 2007, the Company operated 817 stores in 45 states. In March 2007, the Company opened seven additional stores and currently operates 824 stores.

As used herein, the terms “Company” and “Kohl’s” refer to Kohl’s Corporation, its consolidated subsidiaries and predecessors. The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal 2006 ended on February 3, 2007, and was a 53 week year. Fiscal 2005 and 2004 ended on January 28, 2006 and January 29, 2005, respectively, and were 52 week years. The Company was organized in 1988 and is a Wisconsin corporation.

Expansion

The Company’s expansion strategy is designed to achieve profitable growth. Since 1992, the Company has expanded from 79 stores located in the Midwest to a current total of 824 stores with a presence in seven regions of the country: the Midwest, Mid-Atlantic, Northeast, Northwest, South Central, Southeast and Southwest.

		Number of Stores
		At Fiscal Year End				As of March
Region	States	1992	1997	2002	2006	2007
Midwest	IA, IL, IN, MI, MN, ND, NE, OH, SD, WI	79	136	196	260	261
Mid-Atlantic	DE, MD, PA, VA, WV	—	28	57	85	86
Northeast	CT, MA, ME, NH, NJ, NY, RI, VT	—	4	77	124	127
Northwest	OR, WA	—	—	—	10	11
South Central	AR, KS, LA, MO, OK, TX	—	8	67	106	107
Southeast	AL, FL, GA, KY, MS, NC, SC, TN	—	6	49	100	100
Southwest	AZ, CA, CO, NM, NV, UT	—	—	11	132	132

Total		79	182	457	817	824

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

The Kohl’s concept has proven to be transferable to markets across the country. New market entries are supported by extensive advertising and promotions designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, the Company has been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 817 stores the Company operated as of February 3, 2007, 190 are take-over locations, which facilitated the entry into several markets including Chicago, Detroit, Minneapolis, Columbus, Boston, Philadelphia, St. Louis, the New York region and Hartford/New Haven. Once a new market is established, the Company adds additional existing stores to further strengthen market share and enhance profitability. As of February 3, 2007, the Company operated stores in the following large and intermediate sized markets:

	Number of stores February 3, 2007		Number of stores February 3, 2007
Greater New York metropolitan area	56	Cleveland/Akron	18
Chicago	45	Denver	15
Los Angeles	36	San Francisco	15
Greater Philadelphia metropolitan area	33	Indianapolis	14
Dallas/Fort Worth	24	Phoenix	14
Boston	22	Houston	14
Milwaukee	21	Hartford/New Haven	12
Minneapolis/St. Paul Detroit	21 21	Columbus Sacramento	12 12
Atlanta Washington DC	20 19	St. Louis Kansas City	11 10

In fiscal 2006, Kohl’s successfully opened 85 new stores, including its entry into the Northwest region with four stores in both the Seattle, WA and Portland, OR markets as well as three stores in the Tampa, FL market. In addition, the Company added 17 stores in the Midwest region, 15 stores in the Southwest region, 13 stores in the South Central region, 12 stores in the Southeast region, eight stores in the Mid-Atlantic region, seven stores in the Northeast region and two stores in the Northwest region.

Management believes there is substantial opportunity for further growth and intends to open approximately 110 to 115 new stores in fiscal 2007, with 17 stores opening during the first quarter in a blend of new and existing markets. The remaining stores will be opened in new and existing markets and spread across all regions of the country.

Management believes the transferability of the Kohl’s retailing strategy, the Company’s experience in acquiring and converting pre-existing stores and in building new stores, combined with the Company’s substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

Merchandising

Kohl’s stores feature moderately priced, exclusive and national brand merchandise, which provide value to customers. Kohl’s merchandise is targeted to appeal to a broad spectrum of customers shopping for themselves, their families and homes. The Company features fashion in apparel and home that would appeal to classic, updated and contemporary customers. The Company’s stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. The Company’s stores emphasize apparel, accessories and footwear for women, men, and children, soft home products, such as towels, sheets and pillows, and housewares.

Convenience

Convenience is another important cornerstone of Kohl’s business model. At Kohl’s, convenience begins before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. The physical store layout coupled with the Company’s focus on strong in-stock position in color and size is aimed at providing a convenient shopping experience for an increasingly time starved customer. In addition, Kohl’s offers on-line shopping on the Company’s website. Designed as an added service for customers who prefer to shop from their homes, the website offers key items, best selling family apparel and home merchandise. The website is designed to provide an easy-to-navigate, on-line shopping environment that complements the Company’s in-store focus on convenience.

Distribution

The Company receives substantially all of its merchandise at nine distribution centers, with the balance delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

The following table summarizes key information about each distribution center.

Location	Fiscal Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Menomonee Falls, Wisconsin	1981	530,000	Illinois, Wisconsin	90
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana, Kentucky, West Virginia	120
Winchester, Virginia	1997	420,000	Pennsylvania, North Carolina, Virginia, Maryland, Delaware	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Iowa, Kansas, Nebraska, North Dakota, South Dakota	100
Corsicana, Texas	2001	540,000	Texas, Oklahoma, Arkansas, Mississippi, Louisiana, New Mexico	110
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	100
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah, New Mexico	110
Macon, Georgia	2005	560,000	Alabama, Tennessee, Georgia, South Carolina, Florida	125
Patterson, California	2006	380,000	California, Oregon, Washington	110

The Company opened its ninth distribution center in Patterson, California in the spring of 2006 to support the Company’s growth in the Northwest and Southwest.

The Company operates a 500,000 square foot fulfillment center in Monroe, Ohio that services the Company’s e-commerce business. In Spring 2007, the fulfillment center will be expanded by 400,000 square feet to support the Company’s e-commerce sales growth.

Employees

As of February 3, 2007, the Company employed approximately 114,000 associates, including approximately 23,000 full-time and 91,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of the Company’s associates are represented by a collective bargaining unit. The Company believes its relations with its associates are very good.

Competition

The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. The Company’s primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. The Company’s specific competitors vary from market to market.

Merchandise Vendors

The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s net purchases during fiscal 2006. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company continues to have good working relationships with its suppliers.

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

Trademarks and Service Marks

The name “Kohl’s” is a registered service mark of a wholly-owned subsidiary of the Company, and the Company considers this mark and the accompanying name recognition to be valuable to its business. This subsidiary has approximately 95 additional registered trademarks, trade names and service marks, most of which are used in the Company’s private label program.

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

Item 1A. Risk Factors

Forward Looking Statements

Items 1, 3, 5, 7 and 7A of this Form 10-K contain “forward-looking statements,” subject to protections under federal law. The Company intends words such as “believes,” “anticipates,” “plans,” “may,” “will,” “should,” “expects” and similar expressions to identify forward-looking statements. In addition, statements covering the Company’s future sales or financial performance and the Company’s plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding the Company’s liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause the Company’s results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described below. Forward-looking statements relate to the date made, and the Company undertakes no obligations to update them.

General economic conditions affect the Company’s business.

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

The highly competitive retail environment could adversely affect the Company’s operating results.

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

The Company’s sales depend on consumer preferences and, increasingly, on fashion trends.

The Company’s business is dependent on the Company’s ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions could create inventory imbalances and adversely affect the Company’s performance and long-term relationships with its customers.

Changes in the Company’s credit card operations could adversely affect the Company’s operating results.

The Company’s credit card operations facilitate sales in its stores and generate additional revenue from fees related to extending credit. The Company’s ability to extend credit to its customers depends on many factors including compliance with federal and state banking and consumer protection laws, any of which may change from time to time. Changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that the Company cannot control or predict with certainty. Changes that adversely impact the Company’s ability to extend credit and collect payments could negatively affect its results.

In April 2006, the Company completed the sale of its private label credit card accounts and the outstanding balances associated with the accounts. As a result of the sale, the credit card operations are now subject to numerous federal laws that impose disclosure requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a provider. The effect of these regulations or any changes in regulations of credit agreements could affect the Company’s results.

Weather conditions can materially affect the Company’s operating results.

Because a significant portion of the Company’s business is apparel and subject to weather conditions in its markets, its operating results may be unexpectedly and adversely affected. Frequent or unusually heavy snow, ice or rain storms or extended periods of unseasonable temperatures in its markets could adversely affect the Company’s performance.

The Company’s business is seasonal.

The Company’s business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons. This seasonality causes the Company’s operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of its securities.

The Company’s success is dependent on its ability to source merchandise in a timely and cost-effective manner.

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

The Company’s success is dependent on its ability to attract and retain quality employees.

The Company’s performance is dependent on attracting and retaining a large and growing number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact the Company’s ability to attract and retain quality associates could adversely affect the Company’s performance.

The Company’s inability to open new stores could adversely affect the Company’s operating results.

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

Regulatory and litigation developments could adversely affect the Company’s business.

Various aspects of the Company’s operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. The Company continually monitors the state and federal employment law environment for developments that may adversely impact the Company. Failure to detect changes and comply with such laws and regulations may result in an erosion of the Company’s reputation, disruption of business and or loss of employee morale. Additionally, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Litigation or regulatory developments could adversely affect the Company’s business operations and financial performance.

The Company’s business and reputation are linked with its proprietary brands.

The Company develops and promotes private and exclusive brands that have generated national recognition. Damages incurred to the private and exclusive label brand names may generate negative customer sentiment, potentially resulting in a reduction in sales, earnings, and thus shareholder value.

Disruptions in the Company’s information systems could adversely affect its operating results.

The efficient operation of the Company’s business is dependent on its information systems. In particular, the Company relies on its information systems to effectively manage sales, distribution, merchandise planning and allocation functions. The Company possesses offsite recovery capabilities for its information systems. The failure of the Company’s information systems to perform as designed could disrupt its business and harm sales and profitability.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of the Company’s computer system or otherwise, could severely harm the Company’s business.

As part of the Company’s normal course of business, it collects, processes and retains sensitive and confidential customer information. Despite the security measures the Company has in place, its facilities and systems, and those of its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could severely damage its reputation, expose it to the risks of litigation and liability, disrupt its operations and harm its business.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

As of February 3, 2007, the Company operated 817 stores in 45 states. The Company’s stores are located in strip shopping centers (587), community and regional malls (61) and as free standing units (169). Of the Company’s stores, 756 are one-story facilities and 61 are multi-story facilities. The mix of store ownership is detailed below:

	2006		2005
	Number of stores	%	Number of stores	%
Owned stores	265	33%	231	32%
Leased stores	369	45%	354	48%
Ground lease stores	183	22%	147	20%

	817	100%	732	100%

The Company’s typical lease has an initial term of 20-25 years plus two to eight renewal options for consecutive five or ten-year extension terms. Substantially all of the Company’s leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 27% of the leases provide for additional rent based on a percentage of sales to be paid when designated sales levels are achieved.

	Number of Stores at February 3, 2007	Retail Square Footage
California Texas	79 61	6,248,697 4,608,015
Illinois	55	4,330,293
Ohio	51	3,836,413
Michigan New York	42 39	3,132,008 3,089,283
Pennsylvania	39	2,896,273
Wisconsin	36	2,669,597
New Jersey	33	2,560,922
Indiana	30	2,245,672
Minnesota	24	1,853,226
Georgia	24	1,817,359
Virginia North Carolina	22 21	1,662,744 1,581,991
Massachusetts	20	1,609,625
Colorado	20	1,553,346
Missouri	19	1,476,615
Arizona	18	1,405,513
Connecticut	17	1,294,181
Maryland	15	1,167,933
Tennessee Florida	15 14	1,091,642 1,084,334
Kentucky	11	826,392
Iowa	11	774,882
Oklahoma	8	615,478
Kansas	8	590,653
Arkansas	8	571,658
South Carolina	7	538,779
Utah	7	529,300
New Hampshire	7	514,169
Nevada	6	466,712
Alabama	6	436,721
Nebraska	6	418,537
Maine	5	388,153
West Virginia Oregon Washington Delaware North Dakota	5 5 5 4 3	377,377 359,786 340,560 326,406 217,330
South Dakota	2	168,930
Mississippi	2	157,047
Rhode Island	2	154,815
Louisiana	2	145,913
New Mexico	2	144,481
Vermont	1	77,302

Total	817	62,357,063

The Company owns its distribution centers in Menomonee Falls, Wisconsin; Findlay, Ohio; Winchester, Virginia; Blue Springs, Missouri; Mamakating, New York; San Bernardino, California; Patterson, California and Macon, Georgia. The Company also owns its corporate headquarters facilities in Menomonee Falls, Wisconsin and the e-commerce fulfillment center in Monroe, Ohio. The Company leases the distribution center in Corsicana, Texas.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the last quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

The Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of the Common Stock for each quarter in fiscal 2006 and 2005.

	Price Range
	High	Low
Fiscal 2006
First Quarter	$56.45	$43.97
Second Quarter	60.00	52.74
Third Quarter	74.41	55.56
Fourth Quarter	75.52	65.84

Fiscal 2005
First Quarter	$53.86	$45.26
Second Quarter	58.90	46.50
Third Quarter	57.44	43.63
Fourth Quarter	50.96	42.78

(b) Holders

At March 7, 2007, there were 5,501 record holders of the Common Stock.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for the Company’s May 2, 2007 Annual Meeting of Shareholders which information is incorporated herein by reference.

(e) Performance Graph

The following graph shows changes from February 2, 2002 through February 3, 2007 (the last day in fiscal 2006) in the value of $100 invested in (1) our Common Stock, (2) the Standard & Poor’s 500 Index and (3) the S&P-500 Department Stores Index, as calculated by Standard & Poor’s Investment Services. The values of each investment are based on share price appreciation plus, in the case of the indices, dividends paid in cash, with the dividends reinvested. The calculations exclude trading commissions and taxes.

DATE	KOHL’S CORPORATION	S&P 500 INDEX	S&P-500 DEPARTMENT STORES
02/02/02	$100.00	$100.00	$100.00
02/01/03	79.95	77.54	68.37
01/31/04	67.63	104.34	93.24
01/29/05	69.65	109.91	109.79
01/28/06	67.48	122.69	128.20
02/03/07	111.68	141.09	184.38

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended February 3, 2007, the Company did not sell any equity securities which were not registered under the Securities Act.

On March 6, 2006, the Company announced that its Board of Directors authorized a $2 billion share repurchase program. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. The Company expects to execute the share repurchase program primarily in open market transactions, subject to market conditions. The Company expects to complete the program over the next 12 to 18 months. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased during the three months ended February 3, 2007:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2006- November 25, 2006	476,900	$70.72	476,900	$799,000,000
November 26, 2006- December 30, 2006	3,310,820	$69.35	3,310,820	$569,000,000
December 31, 2006- February 3, 2007	2,929,202	$67.03	2,929,902	$373,000,000

Total	6,716,922	$68.44	6,716,922	$373,000,000

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this document. The selected consolidated financial data, except for the operating data, has been derived from the audited consolidated financial statements of the Company, which have been audited by Ernst & Young, independent registered public accounting firm.

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands, Except Per Share and Per Square Foot Data)
Statement of Operations Data:
Net sales	$15,544,184	$13,402,217	$11,700,619	$10,282,094	$9,120,287
Cost of merchandise sold	9,890,513	8,639,278	7,586,992	6,887,033	5,981,219

Gross margin	5,653,671	4,762,939	4,113,627	3,395,061	3,139,068
Selling, general and administrative expenses	3,401,434	2,963,472	2,582,996	2,157,030	1,882,889
Depreciation and amortization	387,674	338,916	288,173	239,558	193,497
Preopening expenses	49,762	44,370	49,131	47,029	41,198

Operating income	1,814,801	1,416,181	1,193,327	951,444	1,021,484
Interest expense, net	40,356	70,391	62,452	72,931	56,009

Income before income taxes	1,774,445	1,345,790	1,130,875	878,513	965,475
Provision for income taxes	665,764	503,830	427,474	332,050	364,950

Net income	$1,108,681	$841,960	$703,401	$546,463	$600,525

Net income per share:
Basic	$3.34	$2.45	$2.06	$1.61	$1.78
Diluted	$3.31	$2.43	$2.04	$1.59	$1.75
Operating Data:
Comparable store sales growth (a)	5.9%	3.4%	0.3%	(1.6%)	5.3%
Net sales per selling square foot (b)	$256	$252	$255	$268	$284
Total square feet of selling space
(in thousands; end of period)	62,357	56,625	49,201	41,447	34,507
Number of stores open (end of period)	817	732	637	542	457
Balance Sheet Data (end of period):
Working capital	$1,482,382	$2,519,642	$2,187,364	$1,902,280	$1,776,029
Property and equipment, net	5,352,974	4,616,303	4,062,942	3,390,122	2,806,182
Total assets	9,041,177	9,153,494	7,979,299	6,690,750	6,310,636
Long-term debt and capital leases	1,040,057	1,046,104	1,103,441	1,075,973	1,058,784
Shareholders’ equity	5,603,395	5,957,338	5,033,898	4,211,523	3,531,726

(a)	Comparable store sales growth for each period is based on sales of stores (including e-commerce sales, relocated or expanded stores) open throughout the full period and throughout the full prior period. Fiscal 2006 comparable store sales growth compares the 52 weeks ended January 27, 2007 to the 52 weeks ended January 28, 2006.
(b)

Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space. The fiscal 2006 net sales per square foot calculation exclude the impact of the 53rd week.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl’s mission is to be the leading family-focused, value-oriented, department store offering quality exclusive and national brand merchandise to the customer in an environment that is convenient, friendly and exciting.

The Company’s net sales increased 16.0% in fiscal 2006 to a record $15.5 billion. Comparable store sales increased 5.9% with all regions and all lines of business achieving positive comparable store sales growth each quarter. Operating income grew 28.1% to $1.8 billion and operating margin reached an all-time high of 11.7%. Net income increased 31.7% to $1.1 billion or $3.31 per diluted share. This performance was driven by strong improvement in gross margin and selling, general and administrative (S,G&A) expense control.

In April 2006, the Company completed the sale of its proprietary credit card business to JPMorgan Chase (“Chase”) for $1.6 billion and entered into a multi-year agreement with Chase to share in the profitability of the credit card portfolio. The net proceeds were used to begin a Board of Directors authorized $2 billion share repurchase program. The Company repurchased 27.5 million shares at an average price of $59.23 in fiscal 2006, spending approximately $1.6 billion.

Kohl’s continues to deliver on its real estate strategy, having grown from 76 stores in six states at the time of its initial public offering in 1992 to 817 stores in 45 states at February 3, 2007. Kohl’s continues to concentrate on profitable expansion and in fiscal 2006, opened 85 stores including its initial entry into the Portland, OR; Seattle, WA; and Tampa, FL markets. The Company’s future growth plans are to increase its presence in all regions and expand into new markets. The Company continues to see more opportunities for strategic, profitable growth and by the end of fiscal 2010, expects to be operating over 1,200 stores. The store expansion involves all three of the Company’s prototypes: suburban, small, and urban, with the primary vehicle remaining the suburban prototype. The Company’s disciplined approach to new store selection ensures that new store locations achieve an appropriate return on investment. The Company also continues to invest in updating its stores with a goal of remodeling stores approximately every eight to ten years.

The Company’s capital structure is well positioned to continue to support its expansion plans. Internally generated cash flows will continue to be the primary source of the funding required for future growth. In addition, as of March 20, 2007, the Company had long-term debt ratings of A3 by Moody’s, BBB+ by Standard & Poor’s and A by Fitch.

The Company’s four strategic initiatives continue to be the roadmap to future growth. These initiatives concentrate on merchandise content, differentiation in marketing, inventory management and the in-store shopping experience. The focus of the merchandising initiatives is to increase market share by expanding Kohl’s appeal to a broader range of customers. The introduction of new brands in 2006 such as Chaps in women’s, Tony Hawk in young men’s and boys as well as expansion of brands such as Candies and Apt. 9 helped the Company accomplish this goal. In 2007, the Company will add even more variety to its merchandise with new exclusive partnerships with Vera Wang, ELLE and Food Network. The marketing program is designed to differentiate Kohl’s in the marketplace. The Company’s marketing focus in 2007 will be to continue the “Only at Kohls” theme, not only focusing on private brands but also nationally recognized brands found only at Kohl’s. In 2007, the Company will continue to utilize both direct mail and broadcast to build traffic around major events as well as increase brand affinity for Kohl’s. The Company will also focus on expanding share of wallet from its customers through an “Explore the Store” initiative. The majority of current customer transactions contain purchases from only one of the six lines of business. As the Company improves and better balances its content offerings across these lines of business, there will be potential for significant additional market share gain. The Company also continues to focus on receipt flow to improve turnover as well as meet customer expectations for in-stock levels of merchandise. The Company introduced a new innovation store design in 2006 to make the stores more visually exciting and easier to shop. The Company plans to roll out elements of this format to all new and remodeled stores in 2007.

For fiscal 2007, the Company expects a total sales increase of 9% to 11%, a comparable store sales increase of 2% to 4%, a gross margin rate increase of 30 to 40 basis points and to achieve SG&A leverage at a 2% comparable store sales increase. Achieving these assumptions would result in earnings per diluted share of $3.68 to $3.84 for the year.

Results of Operations

The Company’s net income was $1,108.7 million in fiscal 2006 compared to $842.0 million in fiscal 2005, an increase of $266.7 million or 31.7%. Fiscal 2005 net income increased 19.7% over fiscal 2004 net income of $703.4 million.

Components of net income.    The following table sets forth statement of income data as a percentage of net sales for each of the last three fiscal years:

	Fiscal Year
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of merchandise sold	63.6	64.5	64.8

Gross margin	36.4	35.5	35.2
Selling, general and administrative expenses	21.9	22.1	22.1
Depreciation and amortization	2.5	2.5	2.5
Preopening expenses	0.3	0.3	0.4

Operating income	11.7	10.6	10.2
Interest expense	0.4	0.6	0.5
Interest income	(0.1)	0.0	0.0

Income before income taxes	11.4	10.0	9.7
Provision for income taxes	4.3	3.7	3.7

Net income	7.1%	6.3%	6.0%

Net sales.    Net sales, number of stores, sales growth, net sales per selling square foot and comparable store base for the last three fiscal years were as follows:

	Fiscal Year
	2006	2005	2004
Net sales (in thousands)	$15,544,184	$13,402,217	$11,700,619
Number of stores open (end of period)	817	732	637
Sales growth—all stores	16.0%	14.5%	13.8%
Sales growth—comparable stores (a)	5.9%	3.4%	0.3%
Net sales per selling square foot (b)	$256	$252	$255
Comparable store base	637	542	457

(a)	Comparable store sales growth for each period is based on sales of stores (including e-commerce sales, relocated or expanded stores) open throughout the full period and throughout the full prior period. Fiscal 2006 comparable store sales growth compares the 52 weeks ended January 27, 2007 to the 52 weeks ended January 28, 2006.
(b)

Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space. The fiscal 2006 net sales per square foot calculation exclude the impact of the 53rd week.

Net sales increased $2,142.0 million, or 16.0%, from $13,402.2 million in fiscal 2005 to $15,544.2 million in fiscal 2006. Net sales increased $1,209.0 million due to the opening of 85 new stores in fiscal 2006 and to the inclusion of a full year of operating results for the 95 stores opened in fiscal 2005. Comparable store sales increased $736.2 million, or 5.9%, in fiscal 2006 and the remaining increase in net sales was due to the 53rd week. The comparable store sales increase was driven by a 3.8% increase in the number of transactions and a 2.1% increase in the average transaction value. All areas of the business had positive sales results with the Men’s and Home businesses having the strongest sales performance. All regions had positive comparable sales increases. The Southwest region had the strongest comparable store sales performance.

Net sales increased $1,701.6 million, or 14.5%, from $11,700.6 million in fiscal 2004 to $13,402.2 million in fiscal 2005. Net sales increased $1,336.4 million due to the opening of 95 new stores in fiscal 2005 and to the inclusion of a full year of operating results for the 95 stores opened in fiscal 2004. Comparable store sales increased $365.2 million, or 3.4%, in fiscal 2005.

The Company’s merchandise mix is reflected in the table below:

	Fiscal Year
	2006	2005	2004
Women’s	32.6%	32.6%	32.5%
Men’s	18.8%	18.6%	18.5%
Home	18.5%	18.4%	18.5%
Children’s	12.9%	13.0%	13.4%
Accessories	9.1%	9.2%	9.0%
Footwear	8.1%	8.2%	8.1%

Gross margin.    The Company’s gross margin as a percent of net sales was 36.4% for fiscal 2006 compared to 35.5% for fiscal 2005. Gross margin increased $890.8 million from $4,762.9 million in fiscal 2005 to $5,653.7 million in fiscal 2006. Gross margin increased $434.0 million due to the opening of 85 new stores in fiscal 2006 and to the inclusion of a full year of operating results for the 95 stores opened in fiscal 2005. The comparable store gross margin increased $456.8 million. The improvement in gross margin was related to improvement in markup, inventory shortage, inventory management and better receipt flow across all store volume levels. Gross margin was also helped by increased penetration of private and exclusive brands. Private and exclusive brands increased to 34.5% of sales in fiscal 2006 from 30.0% last year. All lines of business experienced gross margin rate increases and the largest contributor to the gross margin rate increase was Women’s. In addition, gross margin includes the effect of the Company’s initial recognition of gift card breakage of $15.0 million in 2006.

The Company’s gross margin as a percent of net sales was 35.5% for fiscal 2005 compared to 35.2% for fiscal 2004. Gross margin increased $649.3 million from $4,113.6 million in fiscal 2004 to $4,762.9 million in fiscal 2005. Gross margin increased $459.0 million due to the opening of 95 new stores in fiscal 2005 and to the inclusion of a full year of operating results for the 95 stores opened in fiscal 2004. Comparable store gross margin increased $190.3 million due to improved gross margin on clearance sales, better merchandise content and improved inventory flow. The largest contributor to the gross margin rate increase was Women’s.

Selling, general and administrative expenses.    S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization. S,G&A expenses increased $437.9 million, or 14.8%, to $3,401.4 million in fiscal 2006 compared to $2,963.5 million in fiscal 2005. S,G&A expenses as a percent of net sales were 21.9% in fiscal 2006 compared to 22.1% in fiscal 2005. The Company achieved leverage in store operating expenses, credit costs and distribution center costs, offset by corporate and advertising expenses de-leveraging for the year. The increase in corporate expenses was driven by the effects of the Company’s stronger performance on incentive compensation expense. The increase in advertising expenses was driven by a shift in the mix of marketing toward more branding and direct mail.

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

Depreciation and amortization.    The total amount of depreciation and amortization increased from $338.9 million in fiscal 2005 to $387.7 million in fiscal 2006 due to the addition of new stores and the mix of owned compared to leased stores. Depreciation and amortization as a percentage of net sales was 2.5% for fiscal 2006, 2005 and 2004.

Preopening expenses.    Preopening expenses are expensed as incurred and relate to the costs incurred prior to new store openings which includes advertising, hiring, and training costs for new employees, processing and transporting initial merchandise and rent expense. The average cost per store fluctuates based on the mix of stores opened in new markets compared to existing markets, with new markets being more expensive. The average cost to open the 85 new stores in fiscal 2006 was $580,000, the average cost to open the 95 new stores in fiscal 2005 was $481,000 and the average cost to open the 95 new stores in fiscal 2004 was $540,000. The increase in the average cost to open a store in fiscal 2006 is due to the adoption of Financial Accounting Standards Board Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1), as of January 29, 2006, which requires that rental costs associated with ground or building operating leases incurred during the construction period be recognized as rental expense. Prior to the adoption of FSP 13-1, the Company capitalized rental costs incurred during the construction period. The decrease in the average cost to open a store in fiscal 2005 compared to fiscal 2004 was due to the mix of stores opened in new markets compared to existing markets as well as entries made into less expensive markets.

Interest expense.    Net interest expense decreased $30.0 million from $70.4 million in fiscal 2005 to $40.4 million in fiscal 2006. The decrease in net interest expense was primarily due to an increase in interest income of $22.9 million, resulting from the interest earned on the investment of the proceeds received from the sale of the Company’s private label credit card portfolio and higher interest rates on investments than last year. The decrease was also a result of less interest expense due to the retirement of $100.0 million of current debt during the first quarter of 2006. Net interest expense increased $7.9 million from $62.5 million in fiscal 2004 to $70.4 million in fiscal 2005. The increase is due to decreased capitalized interest due to less capital spending.

Income taxes.    The Company’s effective tax rate was 37.5% in fiscal 2006, 37.4% in fiscal 2005 and 37.8% in fiscal 2004. The tax rate for fiscal 2006 benefited from the tax free interest earned on investments. The fiscal 2005 tax rate was a result of a $4.9 million tax adjustment due to the favorable resolution of certain state tax matters.

Inflation

The Company does not believe that inflation has had a material effect on the results of operations during the periods presented. However, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Liquidity and Capital Resources

The Company’s primary ongoing cash requirements are for capital expenditures in connection with the expansion and remodeling programs and seasonal and new store inventory purchases. The Company’s primary sources of funds for its business activities are cash flow provided by operations, short-term trade credit and its lines of credit.

Operating activities.    Cash flow provided by operations was $3,099.4 million in fiscal 2006 compared to $881.6 million in fiscal 2005, a $2,217.8 million increase. The primary source of cash flow provided by operations was the $1,652.1 million cash proceeds received in connection with the sale of the Company’s proprietary credit card accounts on April 21, 2006. The primary use of cash flow was a $350.5 million increase in merchandise inventories which was partially offset by a $104.4 million increase in accounts payable. Cash flow provided by operations was $881.6 million in fiscal 2005 compared to $937.1 million in fiscal 2004, a decrease of $55.5 million. The primary uses of cash flow were provided by a $290.6 million increase in merchandise inventories and a $262.4 million increase in the accounts receivable portfolio. The primary sources of cash flow were a $125.3 million increase in accounts payable and a 19.7% increase in net income.

Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by the line of credit available under the Company’s revolving credit facility. The Company’s working capital and inventory levels typically build throughout the fall, peaking during the holiday selling season.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	February 3, 2007	January 28, 2006	January 29, 2005
	($ In Thousands)
Working capital	$1,482,382	$2,519,642	$2,187,364
Current ratio	1.77:1	2.44:1	2.50:1
Debt / capitalization	15.9%	16.2%	18.0%
Earnings to fixed charges	7.61	6.35	5.83

The decrease in the Company’s working capital and current ratio in fiscal 2006 is primarily due to the sale of the Company’s private label credit card portfolio and the subsequent use of the proceeds to fund the $1.6 billion of share repurchases made during the year. The improvement in the debt / capitalization ratio in fiscal 2006 was due to the $1.6 billion of share repurchases made during the year and the retirement of $100.0 million of debt during the first quarter of 2006. The improvement in the earnings to fixed charges ratio was a result of the 31.7% increase in net income in fiscal 2006.

At February 3, 2007, the Company’s merchandise inventories increased $350.5 million to $2,588.1 million, an increase of 15.7% from the January 28, 2006 balance of $2,237.6 million. On an average store basis, the inventory at February 3, 2007 increased 3.6% compared to the inventory at January 28, 2006. Accounts payable increased $104.4 million to $934.4 million at February 3, 2007, from the January 28, 2006, balance of $830.0 million.

Investing activities.    Net cash used in investing activities was $1,419.3 million in fiscal 2006 compared to $903.7 million in fiscal 2005. Investing activities in 2006 included $1,142.2 million of capital expenditures and the net purchases of $270.2 million of short-term investments. The purchase of short-term investments represents the investment of excess proceeds received from the private label credit card transaction and the investment of additional free cash flow. Net cash used in investing activities was $903.7 million in fiscal 2005 compared to $977.5 million in fiscal 2004. Investing activities in 2005 included $828.1 million of capital expenditures compared to $919.0 million in 2004.

Capital expenditures, including favorable lease rights, by major category are as follows:

	February 3, 2007	January 28, 2006	January 29, 2005
New Stores	75%	74%	76%
Remodels / Relocations	3%	7%	6%
Distribution Centers, Information Technology, and Other	22%	19%	18%

Total	100%	100%	100%

The Company opened 85 new stores and one distribution center in fiscal 2006, and continued to make capital investments for information systems and other infrastructure to support the Company’s growth. The increase in capital spending is a result of a shift in the store opening schedule to the fall season and the new distribution center in Patterson, California.

Total capital expenditures for fiscal 2007 are currently expected to be approximately $1.6 billion. Capital expenditures include costs for new store openings, store remodels and other base capital needs. The amount of capital expenditures fluctuates primarily as a result of the timing of new store capital spending, the mix of owned, leased and acquired stores, the number of stores remodeled and the timing of opening distribution centers. The expected increase in fiscal 2007 is due to opening 25-30 additional stores, more of which are owned, 24 additional remodels and investments in information systems. In addition, the Company expects a more balanced store opening schedule between the spring and fall seasons in fiscal 2008, resulting in more capital spending on those stores in fiscal 2007. The Company does not anticipate that its planned expansion will be limited by any restrictive covenants in its financing agreements. The Company’s capital structure is well positioned to support its expansion plans. The Company anticipates that internally generated cash flows will be the primary source of funding for future growth.

Financing activities.    The Company anticipates that it will be able to satisfy its working capital requirements, planned capital expenditures and debt service requirements with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under its revolving credit facility and other sources of financing. The Company expects to generate adequate cash flow from operating activities to sustain current levels of operations.

The Company maintained the following credit ratings as of March 20, 2007:

Credit Ratings
	Moody’s	Standard & Poor’s	Fitch
Long-term debt	A3	BBB+	A

On October 12, 2006, the Company entered into a new $900.0 million senior unsecured revolving credit facility agreement (“revolver”). This agreement replaced the $532.0 million unsecured revolving bank credit facility (“previous revolver”) which would have matured on July 10, 2007. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; LIBOR plus a margin based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate. No amounts were outstanding under the revolver as of February 3, 2007. No amounts were outstanding under the previous revolver as of January 28, 2006.

The Company also had a Receivable Purchase Agreement (“RPA”) which was terminated in the first quarter of 2006 in conjunction with the sale of the Company’s private label credit card receivables. No amounts were outstanding as of January 28, 2006.

Outlook

The success the Company achieved over the last year was due to the consistent comparable and total sales growth, across all lines of business and regions, each and every quarter. The Company saw improvement in every major line of the income statement and significantly increased its cash flow for the year while returning cash to its shareholders through its share repurchase program.

The Company will continue to build on this momentum in 2007 with the introduction of new brands, the continued rollout of its new innovation store format, continued focus on inventory management and continued

investment in marketing. The opportunity to continue to increase market share as well as introduce its customers to new areas of the store is great. With these initiatives, the Company believes it can continue to achieve industry-leading comparable store sales increases.

The Company is working further ahead in site selection, which should create better balance in its store opening schedule between the spring and fall seasons beginning in fiscal 2008. The Company is obtaining high-quality sites that should allow it to continue to earn healthy returns on its investment and reach its goal of operating 1,200 stores by 2010.

The Company also achieved a new all-time high and industry-leading operating margin of 11.7% in 2006. Through continued investment in talent and technology, the Company should continue to improve this metric in the coming years and stay ahead of its competition.

For fiscal 2007, the Company expects a total sales increase of 9% to 11%, a comparable store sales increase of 2% to 4%, a gross margin rate increase of 30 to 40 basis points and to achieve SG&A leverage at a 2% comparable store sales increase. Achieving these assumptions would result in earnings per diluted share of $3.68 to $3.84 for the year.

Contractual Obligations

The Company has aggregate contractual obligations of $14,295.5 million related to debt repayments, capital leases, operating leases, royalties and purchase obligations as of February 3, 2007, as follows:

	Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(In Thousands)
Long-term debt (a)	$58,793	$58,775	$58,775	$58,775	$449,325	$1,301,850	$1,986,293
Capital leases (a)	31,070	23,150	21,678	18,540	17,835	207,100	319,373
Operating leases	369,966	375,563	370,070	363,529	361,869	6,976,862	8,817,859
Royalties Purchase obligations (b)	18,233 3,001,793	26,616 442	31,092 —	36,118 —	19,082 —	18,395 —	149,536 3,002,235
Other (c)	19,049	930	238	—	—	—	20,217

Total	$3,498,904	$485,476	$481,853	$476,962	$848,111	$8,504,207	$14,295,513

(a)	Annual commitments on long-term debt and capital leases are inclusive of related interest costs which total $1,090.4 million and $135.0 million, respectively. Also included in capital leases above are $21.3 million of lease obligations related to stores to be opened in 2007 and 2008.
(b)	The Company’s purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.
(c)	The other category above primarily includes commitments for stores to be opened in fiscal 2007 and 2008.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $41.0 million at February 3, 2007. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of February 3, 2007.

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.5% in fiscal 2006, 37.4% in fiscal 2005 and 37.8% in fiscal 2004. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Operating Leases

The Company leases retail stores under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The Company uses a time period for its straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when the Company becomes legally obligated for the rent payments or the date when the Company takes possession of the land or the building for initial setup of fixtures and merchandise.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. FSP 13-1 is applicable for the first reporting period after December 15, 2005. The Company has historically capitalized rental costs incurred during a construction period and the adoption of this guidance negatively impacted net income per share by approximately $0.03 in fiscal 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. Under FIN 48, a tax position is not recognized until it is more likely than not to be sustained upon examination. Measurement of the tax position is based on the largest amount, determined on a cumulative probability basis that it is more likely than not to be realized upon ultimate settlement. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 addresses quantifying financial statement misstatements, specifically, how the effects of prior year errors should be treated when quantifying misstatements in the current year financial statements. SAB 108 provides transition guidance for correcting errors existing in prior years by allowing a one-time correction for prior period misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 as of February 3, 2007, with no impact on the Company’s net earnings, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At February 3, 2007 and January, 28, 2006, the Company’s long-term debt, excluding capital leases, was $895.8 million and $996.7 million, respectively, all of which is fixed rate debt.

Long-term fixed rate debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at February 3, 2007 and January 28, 2006 changed by 100 basis points, the Company’s annual interest expense would change by $9.0 million at February 3, 2007 and $10.0 million at January 28, 2006.

During fiscal 2006, average borrowings under the Company’s variable rate revolving credit facilities were $19.0 million. During fiscal 2005, the Company’s average borrowings under the variable rate revolving credit facilities and the short-term financing of its proprietary accounts receivable were $79.0 million. If interest rates on the average fiscal 2006 and fiscal 2005 variable rate debt changed by 100 basis points, the Company’s annual interest expense would change by $190,000 and $790,000, respectively, assuming comparable borrowing levels.

During fiscal 2006 and fiscal 2005, the Company did not enter into any derivative financial instruments.

Item 8. Financial Statements and Supplementary Data

The financial statements are included in this report beginning on page F-3.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

The management of Kohl’s Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Kohl’s Corporation’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Kohl’s Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of February 3, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

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

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Kohl’s Corporation maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Kohl’s Corporation maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2007 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 13, 2007

PART III

Item 9B. Other Information

None

Item 10. Directors and Executive Officers of Registrant

For information with respect to the Directors of the Company, the Board of Directors’ Audit Committee and the Company’s written code of ethics, see the applicable portions of the “Item 1: Election of Directors” and “Questions and Answers About our Board of Directors and Corporate Governance Matters” sections of the Proxy Statement for the Company’s May 2, 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Company’s May 2, 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

The executive officers of the Company as of March 7, 2007 are as follows:

Name	Age	Position
R. Lawrence Montgomery	58	Chairman, Chief Executive Officer and Director

Kevin Mansell	54	President and Director

Thomas Kingsbury	54	Senior Executive Vice President—Store Operations/IT

Wesley S. McDonald	44	Executive Vice President—Chief Financial Officer

Mr. Montgomery was elected Chairman of the Board in February 2003. He was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996 after joining the Company as Senior Vice President—Director of Stores in 1988. Mr. Montgomery has 36 years of experience in the retail industry.

Mr. Mansell has served as President and Director since February 1999. Mr. Mansell served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined the Company as a Divisional Merchandise Manager in 1982, and has 32 years of experience in the retail industry.

Mr. Kingsbury has served as Senior Executive Vice President since August 2006. Mr. Kingsbury served in a variety of management positions with the May Department Stores Company since 1976, most recently as President and Chief Executive Officer of the Filene’s-Kaufmann’s division since February 2000. Mr. Kingsbury has 30 years of experience in the retail industry.

Mr. McDonald has served as Executive Vice President—Chief Financial Officer since August 2003. Prior to joining the Company, Mr. McDonald held the position of Vice President—Chief Financial Officer at Abercrombie & Fitch from 2000 to 2003. Additionally, Mr. McDonald had served for 12 years in various executive positions at Target Corporation. Mr. McDonald has 19 years of experience in the retail industry.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of the Proxy Statement for the Company’s May 2, 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of the Proxy Statement for the Company’s May 2, 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

See the information provided in the “Independence Determinations & Related Party Transactions” section of the Proxy Statement for the Company’s May 2, 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See the information provided in the “Fees Paid to Ernst & Young LLP” section of the Proxy Statement for the Company’s May 2, 2007 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements and Schedule on pages F-3 to F-21, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1 and the “Financial Statement Schedule” on page F-21, all of which are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation and subsidiaries (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at February 3, 2007 and January 28, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kohl’s Corporation’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 13, 2007

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	February 3, 2007	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$189,170	$126,839
Short-term investments	431,230	160,077
Accounts receivable trade, net of allowance for doubtful accounts of $0 and $26,335, respectively	—	1,652,065
Merchandise inventories	2,588,099	2,237,568
Deferred income taxes	40,190	23,677
Other	152,351	66,327

Total current assets	3,401,040	4,266,553

Property and equipment, net	5,352,974	4,616,303
Favorable lease rights, net	219,286	212,380
Goodwill	9,338	9,338
Other assets	58,539	48,920

Total assets	$9,041,177	$9,153,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934,376	$829,971
Accrued liabilities	732,178	642,091
Income taxes payable	233,263	166,908
Current portion of long-term debt and capital leases	18,841	107,941

Total current liabilities	1,918,658	1,746,911

Long-term debt and capital leases	1,040,057	1,046,104
Deferred income taxes	243,530	217,801
Other long-term liabilities	235,537	185,340

Shareholders’ equity:
Common stock—$.01 par value, 800,000 shares authorized, 348,502 and 345,088 shares issued	3,485	3,450
Paid-in capital	1,748,792	1,583,035
Treasury stock at cost, 27,516 and 0 shares, respectively	(1,628,416)	—
Retained earnings	5,479,534	4,370,853

Total shareholders’ equity	5,603,395	5,957,338

Total liabilities and shareholders’ equity	$9,041,177	$9,153,494

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$15,544,184	$13,402,217	$11,700,619
Cost of merchandise sold	9,890,513	8,639,278	7,586,992

Gross margin	5,653,671	4,762,939	4,113,627
Operating expenses:
Selling, general and administrative	3,401,434	2,963,472	2,582,996
Depreciation and amortization	387,674	338,916	288,173
Preopening expenses	49,762	44,370	49,131

Total operating expenses	3,838,870	3,346,758	2,920,300

Operating income	1,814,801	1,416,181	1,193,327
Other expense (income):
Interest expense	66,743	73,925	64,761
Interest income	(26,387)	(3,534)	(2,309)

Income before income taxes	1,774,445	1,345,790	1,130,875
Provision for income taxes	665,764	503,830	427,474

Net income	$1,108,681	$841,960	$703,401

Net income per share:
Basic	$3.34	$2.45	$2.06
Diluted	$3.31	$2.43	$2.04

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2004	340,141	$3,401	$1,382,630	$—	$2,825,492	$4,211,523
Exercise of stock options	3,204	32	47,062	—	—	47,094
Income tax benefit from exercise of stock options	—	—	28,505	—	—	28,505
Share-based compensation expense	—	—	43,375	—	—	43,375
Net income	—	—	—	—	703,401	703,401

Balance at January 29, 2005	343,345	3,433	1,501,572	—	3,528,893	5,033,898
Exercise of stock options	1,743	17	22,841	—	—	22,858
Income tax benefit from exercise of stock options	—	—	14,458	—	—	14,458
Share-based compensation expense	—	—	44,164	—	—	44,164
Net income	—	—	—	—	841,960	841,960

Balance at January 28, 2006	345,088	3,450	1,583,035	—	4,370,853	5,957,338
Exercise of stock options	3,414	35	94,559	—	—	94,594
Income tax benefit from exercise of stock options	—	—	25,707	—	—	25,707
Share-based compensation expense	—	—	45,491	—	—	45,491
Treasury stock purchases	—	—	—	(1,628,416)	—	(1,628,416)
Net income	—	—	—	—	1,108,681	1,108,681

Balance at February 3, 2007	348,502	$3,485	$1,748,792	$(1,628,416)	$5,479,534	$5,603,395

See accompanying notes

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Operating activities
Net income	$1,108,681	$841,960	$703,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388,299	339,608	288,892
Share-based compensation	44,699	43,941	43,375
Excess tax benefits from share-based compensation	(25,707)	(14,458)	(10,563)
Deferred income taxes	9,216	18,793	78,274
Amortization of debt discount	216	218	216
Changes in operating assets and liabilities:
Accounts receivable trade, net	1,652,065	(262,433)	(239,475)
Merchandise inventories	(350,531)	(290,591)	(339,987)
Other current and long-term assets	(63,781)	(20,095)	19,188
Accounts payable	104,405	125,316	172,056
Accrued and other long-term liabilities	139,754	95,203	151,558
Income taxes	92,062	4,184	70,160

Net cash provided by operating activities	3,099,378	881,646	937,095

Investing activities
Acquisition of property and equipment and favorable lease rights	(1,142,247)	(828,095)	(919,005)
Purchases of short-term investments	(13,509,169)	(2,978,529)	(2,880,481)
Sales of short-term investments	13,238,936	2,907,219	2,825,999
Other	(6,856)	(4,333)	(4,004)

Net cash used in investing activities	(1,419,336)	(903,738)	(977,491)

Financing activities
Excess tax benefits from share-based compensation	25,707	14,458	10,563
Payments of long-term debt and capital leases	(109,596)	(5,102)	(13,292)
Net proceeds from issuance of common stock	94,594	22,858	47,094
Treasury stock purchases	(1,628,416)	—	—

Net cash (used in) provided by financing activities	(1,617,711)	32,214	44,365

Net increase in cash and cash equivalents	62,331	10,122	3,969
Cash and cash equivalents at beginning of year	126,839	116,717	112,748

Cash and cash equivalents at end of year	$189,170	$126,839	$116,717

See accompanying notes

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Accounting Policies

Business

As of February 3, 2007, Kohl’s Corporation (the Company) operated 817 family oriented, department stores located in 45 states that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company’s fiscal year end is the Saturday closest to January 31. The financial statements reflect the results of operations and cash flows for the fiscal years ended February 3, 2007 (fiscal 2006), January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004). Fiscal 2006 includes 53 weeks and fiscal 2005 and 2004 include 52 weeks.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the fiscal 2006 presentation.

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

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using a first-in, first-out method (FIFO). The Company changed its method of accounting for inventory from the last-in, first-out method (LIFO) to the FIFO method during fiscal 2005. The Company believes that adopting the FIFO method provides more transparent financial reporting and is consistent with the Company’s changing business environment with respect

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

to the sourcing of goods and the nature of its inventory. The cumulative effect of the change was a $2.4 million increase to gross margin recorded in the quarter ended July 30, 2005. Because the accounting change was not material to the Company’s financial statements for any of the years presented, no retroactive restatement of prior years’ financial statements was made.

Property and Equipment

Property and equipment consist of the following:

	February 3, 2007	January 28, 2006
	(In Thousands)
Land	$745,517	$576,688
Buildings and improvements	3,967,988	3,389,373
Store fixtures and equipment	1,643,657	1,461,997
Property under capital leases	185,871	172,260
Construction in progress	243,435	185,213
Capitalized software	220,241	168,577

Total property and equipment	7,006,709	5,954,108
Less accumulated depreciation	(1,653,735)	(1,337,805)

	$5,352,974	$4,616,303

Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodeling of existing locations in process at the end of each fiscal year.

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less. Depreciation expense for property and equipment, including property under capital leases and capitalized software, totaled $375,067,000, $326,393,000 and $277,885,000 for fiscal 2006, 2005 and 2004, respectively.

The annual provisions for depreciation and amortization have been principally computed using the following ranges of useful lives:

Buildings and improvements	8-40 years
Store fixtures and equipment	3-15 years
Property under capital leases	5-40 years
Computer hardware and software	3-5 years

Capitalized Interest

The Company capitalizes interest on the acquisition and construction of new locations and expansion of existing locations and depreciates that amount over the lives of the related assets. The total interest capitalized was $7,684,000, $7,297,000 and $13,297,000 in fiscal 2006, 2005 and 2004, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options with a maximum of 50 years. Accumulated amortization was $84,144,000 at February 3, 2007 and $71,537,000 at January 28, 2006. Amortization begins when the respective stores are opened. Amortization expense was $12,607,000, $12,523,000, and $10,288,000 for the years ended February 3, 2007, January 28, 2006, and January 29, 2005, respectively. The estimated amortization expense for the current favorable lease right assets for the next five years is expected to be as follows:

	Fiscal Year
	2007	2008	2009	2010	2011
	(In Thousands)
Amortization expense	$11,463	$11,410	$11,401	$10,870	$10,296

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all long-lived assets (including favorable lease rights) are reviewed when events or changes in circumstances indicate that the assets carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets as of February 3, 2007, January 28, 2006, and January 29, 2005, and determined that there was no significant impact on the Company’s results of operations.

Goodwill

The Company completed its annual goodwill impairment tests for fiscal 2006, 2005 and 2004 and determined there was no impairment of existing goodwill. The goodwill balance is $9.3 million as of February 3, 2007 and January 28, 2006.

Accrued Liabilities

Accrued liabilities consist of the following:

	February 3, 2007	January 28, 2006
	(In Thousands)
Payroll and related fringe benefits	$140,308	$112,508
Sales, property and use taxes	92,351	126,709
Various liabilities to customers	182,156	164,857
Accrued construction costs	92,929	113,775
Due to JP Morgan Chase	83,876	—
Other accruals	140,558	124,242

	$732,178	$642,091

The sales, property and use tax liability decreased $34.4 million from January 28, 2006 due to the timing of sales tax payments as a result of the sale of the Company’s private label credit card accounts in April 2006 (see Note 2). The various liabilities to customers include gift cards and merchandise return cards that have been issued but not presented for redemption. The decrease in accrued construction costs from January 28, 2006 is a result of the timing of payments.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

Long-term Liabilities

The major components of other long-term liabilities consist of the following:

	February 3, 2007	January 28, 2006
	(In Thousands)
Property related liabilities	$184,924	$151,416
Deferred compensation	32,818	27,552
Other long-term liabilities	17,795	6,372

	$235,537	$185,340

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

Gift card breakage revenue is based on historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by a customer is remote. The Company analyzed the experience of the gift card program since its inception in 2001 to determine the breakage rate. Total sales for fiscal year 2006 include $15.0 million related to this initial recognition of gift card breakage revenue.

Vendor Allowances

The Company receives consideration for a variety of vendor sponsored programs, such as markdown allowances, volume rebates and promotion and advertising support. The vendor consideration is recorded either as a reduction of inventory costs or selling, general and administrative (S,G&A) expenses based on the application of the Emerging Issues Task Force No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” Promotional and advertising allowances are intended to offset the Company’s advertising costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.

Advertising

Advertising costs are expensed when the advertisement is first seen and were $766.9 million, $647.3 million and $563.7 million in fiscal 2006, 2005 and 2004, respectively. Advertising vendor allowances that offset advertising expenses were $112.4 million, $115.7 million and $97.1 million in fiscal 2006, 2005 and 2004, respectively.

Television and radio broadcast and newspaper circulars comprised the majority of the advertising costs all three years. The majority of the increase in total advertising costs in fiscal 2006 was due to the Company’s shift in marketing mix towards more branding and direct mail.

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

Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed to be issued upon exercise of stock options.

The information required to compute basic and diluted net income per share is as follows:

	Fiscal Year
	2006	2005	2004
	(In Thousands, except per share data)
Numerator for net income per share—net income	$1,108,681	$841,960	$703,401

Denominator for basic net income per share—weighted average shares	332,323	344,172	341,724
Impact of dilutive employee stock options (a)	2,448	2,600	3,049

Denominator for diluted net income per share	334,771	346,772	344,773

Basic net income per share	$3.34	$2.45	$2.06
Diluted net income per share	$3.31	$2.43	$2.04

(a)	In fiscal 2006, 2005 and 2004, 7,214,000, 6,428,000, and 7,527,000 options, respectively, were not included in the net income per share calculation as the impact of such options was antidilutive.

Stock Options

The Company adopted the provisions of SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share Based Payment,” in 2005 using the modified retrospective method. Therefore, the prior period financial statements were restated to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosure. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

In accordance with SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the vesting period. As of February 3, 2007, the Company had three long-term compensation plans. Information related to the outstanding stock options and non-vested stock is disclosed in Note 8.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (FSP 13-1). FSP 13-1 requires

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.    Business and Summary of Accounting Policies (continued)

that rental costs associated with ground or building operating leases that are incurred during the construction period be recognized as rental expense. FSP 13-1 is applicable for the first reporting period after December 15, 2005. The Company has historically capitalized rental costs incurred during a construction period and the adoption of this guidance negatively impacted net income per share by approximately $0.03 in fiscal 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. Under FIN 48, a tax position is not recognized until it is more likely than not to be sustained upon examination. Measurement of the tax position is based on the largest amount, determined on a cumulative probability basis that it is more likely than not to be realized upon ultimate settlement. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 addresses quantifying financial statement misstatements, specifically, how the effects of prior year errors should be treated when quantifying misstatements in the current year financial statements. SAB 108 provides transition guidance for correcting errors existing in prior years by allowing a one-time correction for prior period misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 as of February 3, 2007, with no impact on the Company’s net earnings, cash flows or financial position.

2.    Sale of Proprietary Credit Card Business

On April 21, 2006, the Company completed the sale of its private label credit card accounts and the outstanding balances associated with the accounts to JPMorgan Chase (“Chase”) for a purchase price of approximately $1.6 billion. The purchase price was comprised of the face value of the receivables and was received in cash. Chase acquired all of the existing accounts as of April 21, 2006, and also will own the new accounts and the related balances generated during the term of the agreement.

Additionally, the companies have entered into a multi-year agreement that provides for the Company to receive ongoing payments related to the profitability of the credit card portfolio. The Company continues to handle all customer service functions and continues to be responsible for all advertising and marketing related to credit card customers.

Revenues from the Company’s credit program in fiscal 2005 and 2004 were $261.0 million and $214.8 million, respectively. The Company incurred operating expenses related to this program resulting in net revenue of $133.3 million in fiscal 2005 and $105.7 million in fiscal 2004 which is included in S,G&A.

3.    Common Stock Repurchases

During the first quarter of 2006, the Company’s Board of Directors authorized a $2 billion share repurchase program. As of February 3, 2007 the Company has repurchased approximately 27.5 million shares for a total cost of approximately $1.6 billion. Share repurchases have been made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company expects to complete the repurchase program over the next 12 to 18 months.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	February 3, 2007	Weighted Average Effective Rate	January 28, 2006
	($ in Thousands)
Notes and debentures:
Senior debt (a)
2006	n/a	$—	6.70%	$100,000
2011	6.59%	400,000	6.59%	400,000
2029	7.36%	200,000	7.36%	200,000
2033	6.05%	300,000	6.05%	300,000

Total notes and debentures	6.58%	900,000	6.59%	1,000,000
Capital lease obligations		163,052		157,316
Unamortized debt discount		(4,172)		(4,388)
Other		18		1,117
Less current portion		(18,841)		(107,941)

Long-term debt and capital leases		$1,040,057		$1,046,104

(a)	Non-callable and unsecured notes and debentures.

Using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of borrowing arrangements, the Company estimates the fair value of long-term debt, including current portion and excluding capital leases, to be approximately $923.4 million at February 3, 2007 and $1,036.0 million at January 28, 2006.

In October 2006, the Company executed a new $900 million senior unsecured revolving credit facility agreement maturing October 12, 2011. Depending on the type of advance under this facility, amounts borrowed bear interest at competitive bid rates; LIBOR plus a margin, based on the Company’s long-term unsecured debt rating; or the agent bank’s base rate. The agreement replaced the existing $532 million unsecured revolving bank credit facility which would have matured on July 10, 2007. In addition, the Company has two demand notes with availability totaling $50 million. Amounts borrowed bear the interest rate of LIBOR plus a negotiated margin. Information related to these facilities is as follows:

	February 3, 2007	January 28, 2006
	($ in Thousands)
Outstanding at year end	$—	$—
Maximum outstanding during year	194,000	171,000
Average outstanding during year	19,045	79,035
Weighted average interest rate	5.3%	4.0%

The Company reached its highest short-term borrowing level for fiscal 2006 on April 20, 2006 and for fiscal 2005 on November 3, 2005.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Debt (continued)

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as requiring the Company to meet certain financial tests including a maximum leverage ratio of 0.70:1.0. The leverage ratio is defined as specific indebtedness to capitalization. The Company achieved a leverage ratio of 0.43:1.0. As of February 3, 2007, the Company was in compliance with all financial covenants of the debt agreements.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $41.0 million and $33.2 million at February 3, 2007 and January 28, 2006, respectively.

Interest payments, net of amounts capitalized, were $68,146,000, $73,228,000 and $63,750,000 in fiscal 2006, 2005 and 2004, respectively.

Annual maturities of long-term debt, excluding capital lease obligations, for the next five years are:

	Fiscal Year
	2007	2008	2009	2010	2011
	(In Thousands)
Annual Maturities	$18	$0	$0	$0	$400,000

5.    Commitments

The Company leases certain property and equipment. The Company recognizes rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term commences on the earlier of the date when the Company becomes legally obligated for the rent payments or, in the case of buildings, the date when the Company takes possession of the land or the building for initial setup of fixtures and merchandise. Rent expense charged to operations was $388,845,000, $343,594,000 and $308,608,000 in fiscal 2006, 2005 and 2004, respectively. Rent expense includes contingent rents, based on sales, of $4,427,000, $3,689,000 and $3,432,000 in fiscal 2006, 2005 and 2004, respectively. In addition, many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at the Company’s option, that generally range from two additional five-year periods to eight ten-year periods.

Assets held under capital leases are included in property and equipment and depreciated over the term of the lease. Assets under capital leases consist of the following:

	February 3, 2007	January 28, 2006
	(In Thousands)
Buildings and improvements	$164,739	$156,976
Equipment	21,132	15,284
Less accumulated depreciation	(39,829)	(29,256)

	$146,042	$143,004

Depreciation expense related to capital leases totaled $10,573,000, $7,635,000 and $4,833,000 for fiscal 2006, 2005 and 2004, respectively.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Commitments (continued)

Future minimum lease payments at February 3, 2007, are as follows:

	Capital Leases	Operating Leases
	(In Thousands)
Fiscal Year:
2007	$31,070	$369,966
2008	23,150	375,563
2009	21,678	370,070
2010	18,540	363,529
2011	17,835	361,869
Thereafter	207,100	6,976,862

	319,373	$8,817,859

Less amount representing interest	135,002

Present value of minimum lease payments	$184,371

Included in the operating leases schedule above is $614.9 million of minimum lease payments for stores that will open in fiscal 2007 and 2008. The operating leases schedule includes $2,476.5 million for option periods on leases with cancelable options where failure to exercise such options would result in the recognition of accelerated depreciation expense of the related assets.

Included in the capital leases schedule above is $42.1 million of minimum lease payments for stores that will open in fiscal 2007 and 2008, of which $20.8 million relates to interest. The Company recorded capital leases totaling $13.6 million and $52.0 million during fiscal 2006 and 2005, respectively.

6.    Benefit Plans

The Company has an Employee Stock Ownership Plan (ESOP) for the benefit of its non-management associates. Contributions are made at the discretion of the Board of Directors. The Company recorded expenses of $19,524,000, $14,733,000 and $12,583,000 in fiscal 2006, 2005 and 2004, respectively. Shares of Company common stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

The Company also has a defined contribution savings plan covering all full-time and certain part-time associates who can invest up to 25% of their base compensation, subject to certain statutory limits. The Company matches 33 1/3% of each participant’s contribution, up to a maximum of 2% of the participant’s base compensation. The participants direct their contributions and/or their account balances among any of the plan’s twenty investment alternatives. Total expense, net of forfeitures, was $4,038,000, $4,055,000 and $3,743,000 in fiscal 2006, 2005 and 2004, respectively.

The Company also made defined annual contributions to the savings plan on the behalf of all qualifying full-time and part-time associates based on a percentage of qualifying payroll earnings. The participants direct these contributions and/or their account balances among any of the plan’s twenty investment alternatives. The total contribution expense was $12,397,000, $10,919,000 and $9,712,000 in fiscal 2006, 2005 and 2004, respectively.

The Company also has a non-qualified deferred compensation plan offered to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for fiscal 2006, 2005 and 2004 was immaterial.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

Deferred income taxes consist of the following:

	February 3, 2007	January 28, 2006
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$394,887	$368,532
Deferred tax assets:
Merchandise inventories	15,588	5,143
Accrued and other liabilities	114,978	120,273
Accrued step rent liability	60,981	48,992

	191,547	174,408

Net deferred tax liability	$203,340	$194,124

The components of the provision for income taxes are as follows:

	Fiscal Year
	2006	2005	2004
	(In Thousands)
Current federal	$583,241	$436,509	$308,766
Current state	73,307	48,528	40,434
Deferred federal Deferred state	8,335 881	16,996 1,797	70,246 8,028

	$665,764	$503,830	$427,474

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	Fiscal Year
	2006	2005	2004
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	2.6	3.0
Tax exempt interest income	(0.4)	(0.1)	(0.0)
Other	(0.2)	(0.1)	(0.2)

Provision for income taxes	37.5%	37.4%	37.8%

Amounts paid for income taxes (in thousands)	$567,259	$481,711	$279,547

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Stock (continued)

The following table presents the number of options and nonvested stock initially authorized and available to grant under each of the plans:

	1994 Plan	1997 Plan	2003 Plan	Total
Options and nonvested stock initially authorized	24,000,000	400,000	15,000,000	39,400,000
Options and nonvested stock available for grant:
January 28, 2006	—	244,500	11,514,544	11,759,044
February 3, 2007	—	226,500	8,298,013	8,524,513

The majority of options granted vest in four equal annual installments. Remaining options granted vest in five to ten year increments. The nonvested stock granted vests in three equal installments over three years. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

Annual awards of stock options to eligible associates are made in the first quarter of the subsequent fiscal year. All awards to outside directors during fiscal 2004, 2005 and 2006 were granted under the 1997 plan.

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

	Fiscal Year
	2006	2005	2004
Dividend yield	0%	0%	0%
Volatility	0.311	0.342	0.339
Risk-free interest rate	4.7%	3.8%	3.5%
Expected life in years	5.2	6.5	6.2
Weighted average fair value at grant date	$19.52	$20.16	$19.16

The expected volatility assumption used by the Company is based on the historical volatility and expected future volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the option and the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury bond rates. The dividend yield represents the expected dividends on the Company stock for the expected term of the option. The reduction in the expected life was a result of the Company using a term of seven years for the 2006 grants. The term of previous grants was 15 years.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Stock (continued)

The following table summarizes the Company’s stock option activity from January 31, 2004 through February 3, 2007:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Balance at January 31, 2004	17,915,909	$35.85
Granted	2,177,589	47.84
Surrendered	(1,726,688)	47.67
Exercised	(3,203,495)	14.66	$107.8

Balance at January 29, 2005	15,163,315	40.70		9,816,584	$35.26
Granted	2,788,486	47.95
Surrendered	(631,765)	55.45
Exercised	(1,517,967)	15.37	$55.0

Balance at January 28, 2006	15,802,069	43.82	$112.7	9,856,271	$40.31	$108.4
Granted	3,678,697	53.37
Surrendered	(866,896)	53.43
Exercised	(3,388,175)	27.50	$114.6

Balance at February 3, 2007	15,225,695	$49.21	$364.5	8,370,486	$47.51	$214.7

As of February 3, 2007, there was $92.9 million of unrecognized compensation cost related to stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total compensation cost recognized related to options during the years ended February 3, 2007, January 28, 2006 and January 29, 2005 was $40.4 million, $40.4 million and $43.4 million, respectively. These amounts were expensed and included in S,G&A expenses in the accompanying Consolidated Statements of Income.

Additional information related to options outstanding at February 3, 2007, segregated by grant price range, is summarized below:

	Exercise Price Range
	$13.13 to $35.50	$35.51 to $49.56	$49.57 to $51.81	$51.82 to $66.00	$66.01 to $77.62
Options outstanding	3,220,181	3,188,627	4,401,579	1,797,022	2,618,286
Weighted average exercise price of options outstanding	$29.80	$46.73	$51.25	$57.68	$66.88
Weighted average remaining contractual life of options outstanding (years)	7.0	12.4	8.3	9.2	9.4
Options exercisable	3,220,181	923,647	1,014,865	739,730	2,472,063
Weighted average exercise price of options exercisable	$29.80	$46.40	$50.42	$57.93	$66.67
Weighted average remaining contractual life of options exercisable (years)	7.0	12.0	11.2	9.8	9.6

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Preferred and Common Stock (continued)

The Company has awarded shares of nonvested common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three years. The awards are expensed on a straight-line basis over the vesting period. The Company’s nonvested stock activity during the year ended February 3, 2007 was as follows:

Nonvested Stock	Shares	Weighted-Average Grant Date Fair Value
(In thousands except per share)
Nonvested at January 29, 2005	100	$49.27
Granted	137	48.47
Vested	(33)	49.27
Surrendered	—	—

Nonvested at January 28, 2006	204	48.82
Granted	37	55.98
Vested	(102)	48.46
Surrendered	(11)	49.25

Nonvested at February 3, 2007	128	$51.17

There was $5.6 million and $7.9 million of unearned compensation cost related to the nonvested stock granted under the plans as of February 3, 2007 and January 28, 2006, respectively. The cost at February 3, 2007 is expected to be recognized over a weighted-average period of 1.1 years. Total compensation expense recognized related to nonvested stock during the years ended February 3, 2007, January 28, 2006 and January 29, 2005 was $4.3 million, $3.5 million and $0.1 million, respectively.

9.    Contingencies

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on the Company’s financial position or results of operations.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Quarterly Financial Information (Unaudited)

Financial Information

	Fiscal Year 2006
	First	Second	Third	Fourth	Total
	(In Thousands, Except Per Share Data)
Net sales	$3,184,725	$3,291,431	$3,637,272	$5,430,756	$15,544,184
Gross margin	$1,148,193	$1,238,046	$1,349,131	$1,918,301	$5,653,671
Net income	$167,245	$232,358	$224,496	$484,582	$1,108,681
Basic shares	345,277	333,394	326,904	324,454	332,323
Basic net income per share	$0.48	$0.70	$0.69	$1.49	$3.34
Diluted shares	347,285	335,694	329,814	327,782	334,771
Diluted net income per share	$0.48	$0.69	$0.68	$1.48	$3.31

	Fiscal Year 2005
	First	Second	Third	Fourth	Total
	(In Thousands, Except Per Share Data)
Net sales	$2,742,838	$2,888,078	$3,119,360	$4,651,941	$13,402,217
Gross margin	$983,200	$1,068,585	$1,132,594	$1,578,560	$4,762,939
Net income	$124,734	$187,186	$155,127	$374,913	$841,960
Basic shares	343,526	344,066	344,441	344,656	344,172
Basic net income per share	$0.36	$0.54	$0.45	$1.09	$2.45
Diluted shares	345,906	346,772	346,778	346,590	346,772
Diluted net income per share	$0.36	$0.54	$0.45	$1.08	$2.43

Due to changes in stock prices during the year and timing of issuance of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

11.    Related Party

A director of the Company is also a shareholder of a law firm which performs legal services for the Company.

In 2004, the Company entered into an agreement with Blackhawk Marketing Services, Inc. (now known as Blackhawk Network, Inc.), pursuant to which Blackhawk distributes the Company’s prepaid gift cards for sale in various retail outlets across the country. In return for its services, Blackhawk receives a fee that is calculated as a percentage of the gift card sales volume. Blackhawk is a subsidiary of Safeway Stores, Inc., and a director of the Company is Chairman, President and Chief Executive Officer of Safeway. The agreement was entered into in the ordinary course of the Company’s business, and the Company’s director was not involved in any negotiations. Blackhawk is a leading provider of gift card marketing services in the retail industry, and Safeway has confirmed that the terms of the Company’s agreement with Blackhawk are substantially similar to the terms of Blackhawk’s agreements with other similarly situated national retailers.

KOHL’S CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(In Thousands)
Accounts Receivable—Allowances:
Balance at Beginning of Year	$26,335	$24,657	$22,521
Charged to Costs and Expenses	—	53,505	44,641
Deductions—Bad Debts Written off, Net of Recoveries and Other Allowances	—	(51,827)	(42,505)
Elimination of reserve in connection with sale of accounts receivable	(26,335)	—	—

Balance at End of Year	$—	$26,335	$24,657

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ R. LAWRENCE MONTGOMERY
R. Lawrence Montgomery
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ WESLEY S. MCDONALD
Wesley S. McDonald
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ R. LAWRENCE MONTGOMERY	/s/ KEVIN MANSELL
R. Lawrence Montgomery Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Kevin Mansell President and Director

/S/ WILLIAM S. KELLOGG
Jay H. Baker Director	William S. Kellogg Director

/S/ WAYNE EMBRY
Wayne Embry Director	Steven A. Burd Director

/S/ JOHN F. HERMA
John F. Herma Director	James D. Ericson Director

/S/ STEPHEN E. WATSON
Stephen E. Watson Director	Frank Sica Director

/S/ R. ELTON WHITE
R. Elton White Director	Peter M. Sommerhauser Director

Dated: March 20, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006.

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

4.1	Credit Agreement dated as of October 12, 2006 by and among the Company, the Lenders party thereto, Bank of America, N.A., as an Issuing Bank and Syndication Agent, JPMorgan Chase Bank, N.A., US Bank National Association and Wachovia Bank National Association, as Co-Documentation Agents and The Bank of New York, as an Issuing Bank, the Swing Line Lender and the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

4.2	Certain other long-term debt is described in Note 5 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 5 and not filed herewith.

10.1	Purchase and Sale Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

10.2	Private Label Credit Card Program Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

10.3	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.*

10.5	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.7	Summary of Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.8	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.9	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.10	2003 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.11	Form of Executive Stock Option Award, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 23, 2005. *

10.12	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.13	Form of Outside Director Stock Option Award, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.14	Employment Agreement between the Company and William S. Kellogg dated April 30, 1992, incorporated herein by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.15	Employment Agreement between the Company and Jay H. Baker dated April 30, 1992, incorporated herein by reference to Exhibit 10.7 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.16	Employment Agreement between the Company and John F. Herma dated April 30, 1992, incorporated herein by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.17	Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.18	Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.19	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Montgomery, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the Fiscal year ended January 30, 1999.*

10.20	Amended and Restated Agreements dated December 10, 1998 between the Company and Mr. Mansell, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999.*

10.21	First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. *

10.22	Employment Agreement between the Company and Arlene Meier dated November 15, 2000, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. *

10.23	Amendment to Employment Agreement between the Company and Mr. Kellogg, dated January 31, 2004, incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.24	Amendment to Employment Agreement between the Company and Mr. Baker, dated January 31, 2004, incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.25	Amendment to Employment Agreement between the Company and Mr. Herma, dated January 31, 2004, incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.26	Second Amendment to Employment Agreement between the Company and Mr. Montgomery, dated January 31, 2004, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.27	Amendment to Employment Agreement between the Company and Mr. Mansell, dated January 31, 2004, incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.28	Amendment to Employment Agreement between the Company and Ms. Meier, dated January 31, 2004, incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.29	Employment Agreement between the Company and Thomas Kingsbury dated August 1, 2006, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

10.30	Agreement between the Company and Ms. Meier dated September 1, 2006, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

10.31	Form of Executive Compensation Agreement between the Company and various key executives, including Wesley McDonald.*

10.32	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.33	Summary of Outside Director Compensation, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 28, 2006.*

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement.