Form 10-Q
period 2007-05-05
KOHLS CORPORATION
filed 2007-06-08
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark	One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 5, 2007 Common Stock, Par Value $0.01 per Share, 322,625,936 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	May 5, 2007	February 3, 2007	April 29, 2006
	(Unaudited)	(Audited)	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$250,889	$189,170	$195,202
Short-term investments	252,741	431,230	1,401,136
Merchandise inventories	2,713,646	2,588,099	2,347,891
Deferred income taxes	11,590	40,190	—
Other	169,555	152,351	185,228

Total current assets	3,398,421	3,401,040	4,129,457

Property and equipment, net	5,576,938	5,352,974	4,791,447
Favorable lease rights, net	216,420	219,286	209,225
Goodwill	9,338	9,338	9,338
Other assets	60,301	58,539	52,500

Total assets	$9,261,418	$9,041,177	$9,191,967

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,022,304	$934,376	$868,691
Accrued liabilities	651,688	732,178	672,053
Income taxes payable	122,201	233,263	94,158
Deferred income taxes	—	—	3,210
Current portion of long-term debt and capital leases	9,921	18,841	8,440

Total current liabilities	1,806,114	1,918,658	1,646,552

Long-term debt and capital leases	1,040,915	1,040,057	1,043,952
Deferred income taxes	255,270	243,530	210,623
Other long-term liabilities	248,705	235,537	211,457

Shareholders’ equity:

Common stock	3,503	3,485	3,458
Paid-in capital	1,847,744	1,748,792	1,615,074
Treasury stock at cost	(1,629,320)	(1,628,416)	(77,247)
Retained earnings	5,688,487	5,479,534	4,538,098

Total shareholders’ equity	5,910,414	5,603,395	6,079,383

Total liabilities and shareholders’ equity	$9,261,418	$9,041,177	$9,191,967

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended
	May 5, 2007	April 29, 2006
Net sales	$3,572,040	$3,196,337
Cost of merchandise sold	2,255,719	2,040,965

Gross margin	1,316,321	1,155,372

Operating expenses:
Selling, general, and administrative	856,959	768,888
Depreciation and amortization	104,688	93,272
Preopening expenses	8,589	10,997

Operating income	346,085	282,215

Interest expense, net	10,147	14,195

Income before income taxes	335,938	268,020
Provision for income taxes	126,985	100,775

Net income	$208,953	$167,245

Net income per share:

Basic
Basic	$0.65	$0.48
Average number of shares	321,775	345,277

Diluted
Diluted	$0.64	$0.48
Average number of shares	325,068	347,285

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited) (In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at February 3, 2007	348,502	$3,485	$1,748,792	$(1,628,416)	$5,479,534	$5,603,395
Exercise of stock options	1,810	18	82,537	—	—	82,555
Excess income tax benefit from exercise of stock options	—	—	6,856	—	—	6,856
Share-based compensation expense	—	—	9,559	—	—	9,559
Treasury stock purchases	—	—	—	(904)	—	(904)
Net income	—	—	—	—	208,953	208,953

Balance at May 5, 2007	350,312	$3,503	$1,847,744	$(1,629,320)	$5,688,487	$5,910,414

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months (13 Weeks) Ended
	May 5, 2007	April 29, 2006
Operating activities

Net income	$208,953	$167,245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	104,821	93,407
Amortization of debt discount	53	36
Share-based compensation	9,100	9,918
Excess tax benefits from share-based compensation	(6,856)	(6,952)
Deferred income taxes	40,340	19,709
Changes in operating assets and liabilities:
Accounts receivable, net	—	1,652,065
Merchandise inventories	(125,547)	(110,323)
Other current and long-term assets	(43,561)	(104,538)
Accounts payable	87,928	38,720
Accrued and other long-term liabilities	(67,406)	56,096
Income taxes	(104,206)	(65,798)

Net cash provided by operating activities	103,619	1,749,585

Investing activities

Acquisition of property and equipment and favorable lease rights	(322,295)	(280,635)
Purchases of short-term investments	(1,856,719)	(3,588,105)
Sales of short-term investments	2,035,208	2,347,046
Proceeds from sale of property, plant and equipment	25,400	—
Other	(411)	(2,576)

Net cash used in investing activities	(118,817)	(1,524,270)

Financing activities

Excess tax benefits from share-based compensation	6,856	6,952
Payments of other long-term debt	(11,590)	(101,689)
Treasury stock purchases	(904)	(77,247)
Proceeds from stock option exercises	82,555	15,032

Net cash provided by (used in) financing activities	76,917	(156,952)

Net increase in cash and cash equivalents	61,719	68,363
Cash and cash equivalents at beginning of period	189,170	126,839

Cash and cash equivalents at end of period	$250,889	$195,202

Supplemental information:
Interest paid, net of capitalized interest	$13,305	$18,768
Income taxes paid	$190,848	$147,481

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

The Company operates as a single business unit.

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

3.	Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The audits of the tax years 2001 and 2002 have been completed without material adjustment. The periods subject to examination for the Company’s state returns are generally years 2002 through 2006. Certain states have proposed adjustments. The Company is currently appealing the proposed adjustments. If it does not prevail on its appeals, the Company does not anticipate that the adjustments would result in a material change in its financial position.

The Company adopted the provisions of FIN 48 on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At the time of adoption of FIN 48, the Company had $52,603,000 of unrecognized tax benefits recorded on its financial statements, net of any federal tax impact related to state taxes, all of which, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalty expense related to unrecognized tax benefits in its provision for income tax expense. As of February 4, 2007, the Company had $8,158,000 of accrued interest and penalities included in the amount of unrecognized tax benefits.

4.	Stock Based Compensation

As of May 5, 2007, the Company has three long-term compensation plans pursuant to which stock-based compensation may be granted. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The majority of stock options granted to employees vest in four equal annual installments. Remaining stock options granted vest in five to ten year annual installments. Outside directors’ stock options are typically granted upon a director’s election or reelection to the Company’s Board of Directors. The vesting periods for outside directors’ options are one to three years, depending on the length of the term to which the director is elected. Options that are surrendered or terminated without issuance of shares are available for future grants. All stock options have an exercise price equal to the fair market value of the common stock on the date of grant.

Share-based compensation transactions are accounted for in accordance with the provisions of SFAS No. 123(R), “Share-based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards. The fair value of all share-based awards is estimated on the date of grant, which is defined as the date the award is approved by the Board of Directors (or management with the appropriate authority) for ongoing employees.

Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation cost over the vesting period. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	2007	2006
Dividend yield	0%	0%
Volatility	0.304	0.311
Risk-free interest rate	4.7%	4.7%
Expected life in years	5.2	5.2
Weighted average fair value at grant date	$27.62	$18.91

The total compensation cost recognized related to options for the quarters ended May 5, 2007 and April 29, 2006 was $8.3 million and $9.0 million, respectively.

The Company has awarded nonvested shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three to four years. The awards are expensed on a straight-line basis over the vesting period.

Unearned compensation cost related to the nonvested stock granted under the plan as of May 5, 2007 was $13.1 million and was $7.4 million as of April 29, 2006. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total compensation cost recognized related to nonvested stock during the quarter ended May 5, 2007 was $1.2 million and was $0.9 million for the quarter ended April 29, 2006.

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

7.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	May 5, 2007	April 29, 2006
	(In Thousands)
Numerator for basic and diluted earnings per share-net income	$208,953	$167,245

Denominator for basic earnings per share – weighted average shares	321,775	345,277
Impact of dilutive employee stock options and non vested stock (a)	3,293	2,008

Denominator for diluted earnings per share	325,068	347,285

(a)	For the three months ended May 5, 2007 and April 29, 2006, 4,295,000 and 8,803,000 options, respectively, were not included in the earnings per share calculation as the impact of such options was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Fiscal 2007 has started very well from both a sales and earnings perspective. The Company earned $209.0 million in net income during the three months ended May 5, 2007, an increase of 24.9% over last year. The Company’s net sales increased 11.8% while comparable store sales increased 3.9%. The Company’s gross margin rate improved by approximately 70 basis points from 36.1% last year to 36.9% this year. The Company leveraged S,G&A expenses by approximately 6 basis points, decreasing from 24.1% last year to 24.0% this year.

The comparable store sales growth for the quarter was achieved through consistent sales performance from all regions of the country and all six lines of business. The men’s and footwear lines of business had the strongest comparable store sales. Men’s strong performance was led by the active, suit separates and sportswear categories. The footwear business was driven by the customer responding to fashion, especially in juniors and women’s.

The Company continues to see strong performance from new exclusive brand initiatives during the first quarter including the expansion of Chaps into plus sizes in apparel and Tony Hawk in footwear. The Company also experienced positive performance from Stamp 10 in women’s as well as Casa Cristina in home. In addition, the launch of the Elle exclusive brand has been very successful and plans have been made to accelerate its rollout to additional stores later this fall.

The Company will continue to focus on introducing new brands and extending successful brands into additional areas of the store. The Company will add two new brands, Daisy Fuentes and Moments, in intimate apparel in June. During fall 2007, the Company’s two most important initiatives will be its partnership with Vera Wang for merchandise categories across the store and the Food Network alliance in the home area.

The Company’s marketing initiatives are focusing on trying to increase the Company’s share of wallet with both existing and new customers by encouraging her to shop other areas of the store. During the second quarter, the Company will launch that effort under an “Explore the Store” advertising campaign. In addition, the Company will continue to support private and exclusive brand growth through its “Only at Kohl’s” marketing effort. Direct mail will be used to target customers in newly remodeled stores to encourage them to see the changes made as the Company adopts some of its innovation initiatives in older stores. In addition, the Company will continue to focus on opportunities provided by its credit partnership with JPMorgan Chase to reach new customers.

The Company continues to concentrate on profitable expansion. The Company’s future growth plans are to increase its presence in all of the regions it currently serves and to expand into new markets. During the first quarter of fiscal 2007, the Company opened seventeen new stores in a blend of new and fill-in markets, which brings the Company’s total store count to 834.

The Company remains on track to meet the goal of opening 415 stores over the next four years, including the seventeen stores which opened during the first quarter of 2007. The Company continues to expect to open 110 to 115 stores in 2007, with the majority of them opening in the third quarter. The Company will open the majority of the Mervyn’s locations it previously acquired in the Pacific Northwest in the fall of 2007, giving the Company a greater presence in the Portland and Seattle markets.

Results of Operations

Expansion Update

At May 5, 2007, the Company operated 834 stores in 46 states compared with 749 stores in 43 states at the same time last year. Total square feet of selling space increased 9.8% from 57.9 million at April 29, 2006 to 63.5 million at May 5, 2007.

The Company successfully opened 17 stores during the first quarter, including its initial entry into the state of Idaho with three stores. In addition, the Company added three stores in both the Northeast region and Southeast region, two stores each in the Mid-Atlantic region, the South Central region, and the Southwest region, and one store each in the Midwest and Northwest regions.

Net Sales

Net sales increased $375.7 million or 11.8% to $3,572.0 million for the three months ended May 5, 2007, from $3,196.3 million for the three months ended April 29, 2006. Net sales increased $253.0 million due to the opening of 17 new stores in the first quarter and the inclusion of 85 new stores opened in fiscal 2006 and other revenue growth. The remaining $122.7 million increase is attributable to an increase in comparable store sales of 3.9%. Comparable store sales growth for the period is based on the sales of stores (including e-commerce sales and relocated or expanded stores) open throughout the full period and throughout the full prior fiscal year. The 3.9% comparable store sales increase was a result of an increase in average transaction value of 4.0% offset by a 0.1% decrease in number of transactions per store. All lines of business posted positive comparable sales increases for the quarter. The men’s and footwear businesses led the Company for the quarter. All regions delivered a positive comparable sales increase for the quarter, with the Southwest region having the strongest performance for the quarter. E-commerce sales increased 65.6% to $52.5 million for the three months ended May 5, 2007 as the Company continues to expand the selections offered on-line.

Gross Margin

Gross margin increased $160.9 million to $1,316.3 million for the three months ended May 5, 2007, from $1,155.4 million for the three months ended April 29, 2006. Gross margin increased $82.1 million due to the opening of 17 new stores in the first quarter of 2007 and the inclusion of 85 new stores opened in fiscal 2006 and other revenue growth. Comparable store gross margin increased $78.8 million. The Company’s gross margin as a percent of net sales was 36.9% for the three months ended May 5, 2007 compared to 36.1% for the three months ended April 29, 2006. The improvement in gross margin was driven by better merchandise content, improved inventory flow and better inventory shortage results. Gross margin was also helped by increased penetration of private and exclusive brands. Private and exclusive brands increased to 35.9% of sales for the three months ended May 5, 2007 compared to 32.6% of sales for the three months ended April 29, 2006.

Operating Expenses

S,G&A expenses include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses.

S,G&A expenses increased $88.1 million or 11.5% to $857.0 million for the three months ended May 5, 2007, from $768.9 million for the three months ended April 29, 2006. The S,G&A expenses decreased to 24.0% of net sales for the three months ended May 5, 2007, from 24.1% of net sales for the three months ended April 29, 2006, a decrease of 6 basis points. The Company achieved leverage in advertising, credit, distribution center and corporate costs for the quarter offset by the store operating expenses deleveraging for the quarter. The increase in store operating expenses was primarily driven by the incremental expenses associated with the increased number of store remodels completed during the three months ended May 5, 2007 compared to the three months ended April 29, 2006. The Company completed 29 store remodels during the three months ended May 5, 2007 compared to 5 store remodels during the three months ended April 29, 2006.

Depreciation and amortization for the three months ended May 5, 2007, was $104.7 million compared to $93.3 million for the three months ended April 29, 2006. The increase is primarily attributable to the addition of new stores and the mix of owned compared to leased stores.

Preopening expenses are expensed as incurred and relate to the costs associated with new store openings including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expenses. The average cost per store fluctuates based on the mix of stores opened in new markets compared to existing markets, with new markets being more expensive. Preopening expense for the three months ended May 5, 2007, was $8.6 million compared to $11.0 million for the three months ended April 29, 2006. The Company opened 17 new stores during each of the three months ended May 5, 2007 and April 29, 2006. The decrease in the average cost to open a store for the three months ended May 5, 2007 compared to the three months ended April 29, 2006 was due to shifting more advertising to the post-grand opening period.

Operating Income

As a result of the above factors, operating income for the three months ended May 5, 2007, was $346.1 million or 9.7% of net sales compared to $282.2 million or 8.8% of net sales for the three months ended April 29, 2006, an increase of 22.6% from last year.

Net Interest Expense

Net interest expense for the three months ended May 5, 2007 was $10.1 million compared to $14.2 million for the three months ended April 29, 2006. The decrease in net interest expense was primarily due to an increase in interest income and an increase in capitalized interest.

Provision for Income Taxes

The Company’s effective tax rate was 37.8% for the three months ended May 5, 2007 compared to 37.6% for the three months ended April 29, 2006. The increase in effective tax rate is due to the mix of new stores in certain jurisdictions.

Net Income

Net income for the three months ended May 5, 2007 was $209.0 million compared to $167.2 million for the three months ended April 29, 2006, an increase of 24.9% from last year. Net income per diluted share was $0.64 for the three months ended May 5, 2007, compared to $0.48 per diluted share for the three months ended April 29, 2006, an increase of 33.5% over last year.

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

Financial Condition and Liquidity

The Company’s primary ongoing cash requirements are for capital expenditures in connection with the Company’s expansion and remodeling programs and seasonal and new store inventory purchases. The Company’s primary sources of funds for its business activities are cash flow from operations, short-term trade credit and its lines of credit.

Operating Activities. Cash flow provided by operations was $103.6 million for the three months ended May 5, 2007, compared to $1.7 billion for the three months ended April 29, 2006. The decrease in cash flow provided by operations was due to the cash proceeds of $1.6 billion received by the Company in conjunction with the sale of the proprietary credit card accounts on April 21, 2006. The primary use of cash flow for the three months ended May 5, 2007, was an increase of merchandise inventory of $125.5 million. The primary sources of cash flow for the three months ended May 5, 2007, were an increase in accounts payable of $87.9 million and a 24.9% increase in net income. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	May 5, 2007	February 3, 2007	April 29, 2006
Working Capital (In Thousands)	$1,592,307	$1,482,382	$2,482,905
Current Ratio	1.88:1	1.77:1	2.51:1
Debt/Capitalization	15.1%	15.9%	14.8%

The reduction in working capital and the current ratio and the related increase in the debt/capitalization ratio as of May 5, 2007 compared to April 29, 2006, was due to the $1.6 billion of share repurchases made during fiscal 2006.

The Company’s merchandise inventories increased $365.8 million, or 15.6% from the April 29, 2006 balance due to the increase in the number of stores. On an average per store basis, the inventory at May 5, 2007 increased 3.8% from the April 29, 2006 balance. The Company’s merchandise inventories increased $125.5 million, or 4.9% from the February 3, 2007 balance due to normal business seasonality and the opening of 17 new stores. Accounts payable at May 5, 2007, increased $153.6 million from April 29, 2006, and increased $87.9 million from February 3, 2007. Accounts payable as a percent of inventory at May 5, 2007, was 37.7%, compared to 37.0% at April 29, 2006. The increase in accounts payable as a percent of inventory reflects the benefits of executing the Company’s strategy to flow goods closer to point of sale.

Investing Activities. Net cash used in investing activities was $118.8 million in the first quarter of 2007 compared to $1.5 billion in the first quarter of 2006. Investing activities in 2007 included the net sales of $178.5 million of short-term investments and $322.3 million of capital expenditures. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs.

The decrease in cash used in investing activities from April 29, 2006 was due to investment of the proceeds received from the private label credit card transaction on April 21, 2006 in excess of the cash used to repurchase common stock during the first quarter last year.

Total capital expenditures for fiscal 2007 are expected to be approximately $1.6 billion. This estimate includes new store spending as well as remodeling and base capital needs. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of opening distribution centers.

Financing Activities. The Company expects to fund growth with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under its revolving credit facilities and other sources of financing. The Company believes it has sufficient lines of credit, cash and short-term investments and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company has a $900 million senior unsecured revolving facility (“revolver”) in which no amounts were outstanding at May 5, 2007. The Company had a $532 million unsecured revolving facility (“previous revolver”) in which no amounts were outstanding at April 29, 2006. In addition, the Company has two demand notes with availability totaling $50.0 million. No amounts were outstanding under these notes at May 5, 2007 and April 29, 2006.

Contractual Obligations

The Company has aggregate contractual obligations at May 5, 2007, of $15,313.3 million related to debt repayments, capital leases, operating leases, royalties and purchase obligations as follows:

	Fiscal Year
	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
	(In Thousands)
Recorded contractual obligations:
Long-term debt, net of discount	$4	$—	$—	$—	$400,000	$495,881	$895,885
Capital leases	7,347	10,540	9,783	7,286	7,200	112,795	154,951
Other (b)	652	930	238	—	—	—	1,820

	$8,003	$11,470	$10,021	$7,286	$407,200	$608,676	$1,052,656

Unrecorded contractual obligations:
Interest payments on long-term debt	$58,775	$58,775	$58,775	$58,775	$49,325	$801,850	$1,086,275
Interest payments on capital leases	9,013	12,306	11,568	10,900	10,255	78,031	132,073
Operating leases	284,227	388,780	383,686	375,388	373,504	7,322,797	9,128,382
Royalties	12,327	26,731	31,092	36,118	19,082	18,395	143,745
Purchase obligations (a)	3,729,705	1,042	—	—	—	—	3,730,747
Other (b)	21,799	304	328	354	381	16,268	39,434

	$4,115,846	$487,938	$485,449	$481,535	$452,547	$8,237,341	$14,260,656

Total	$4,123,849	$499,408	$495,470	$488,821	$859,747	$8,846,017	$15,313,312

(a)	The Company’s purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.
(b)	The other category above includes commitments for stores to be opened in fiscal 2007 and 2008.

The Company has adopted the provisions of FIN 48, on February 4, 2007 and the related liability for unrecognized tax benefits was $52.6 million. Although payment of such amounts in future periods could affect our liquidity and cash flows, we are currently unable to reasonably estimate the period of cash settlement.

The Company also has outstanding letters of credit and stand-by letters of credit that total approximately $52.5 million at May 5, 2007. If certain conditions were met under these arrangements, the Company would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, the Company does not expect to make any significant payments. Therefore, they have been excluded from the preceding table.

The various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require the Company to meet certain financial tests. As of May 5, 2007, the Company was in compliance with all financial covenants of the debt agreements and expects to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of May 5, 2007.

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

Income Taxes

The Company pays income taxes based on tax statutes, regulations and case law of the various jurisdictions in which it operates. At any one time, multiple tax years are subject to audit by the various taxing authorities. The Company’s effective income tax rate was 37.8% for the quarter ended May 5, 2007, and 37.6% for the quarter ended April 29, 2006. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

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

The Company’s primary exposure to market risk consists of changes in interest rates or borrowings. At May 5, 2007, the Company’s fixed rate long-term debt, excluding capital leases, was $895.9 million.

Fixed rate long-term debt is utilized as a primary source of capital. When these debt instruments mature, the Company may refinance such debt at then existing market interest rates, which may be more or less than interest rates on the maturing debt. If interest rates on the existing fixed rate debt outstanding at May 5, 2007, changed by 100 basis points, the Company’s annual interest expense would change by $9.0 million.

During the three months ended May 5, 2007, average borrowings under the Company’s variable rate credit facilities and the revolver, were $5.8 million. If interest rates on the average fiscal 2007 variable rate debt changed by 100 basis points, the Company’s interest expense would change by $58,000 assuming comparable borrowing levels.

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

There have been no material changes in the Corporation’s risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Forward Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events the Company expects or anticipates will occur in the future. The Company intends words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2007, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward looking statements relate to the date initially made, and the Company undertakes no obligation to update them. An investment in the Company’s common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in the Company’s Form 10-K and other risks which may be disclosed from time to time in the Company’s filings with the SEC before investing in the Company’s securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended May 5, 2007, the Company did not sell any securities which were not registered under the Securities Act or repurchase any of its equity securities.

c. Issuer Purchases of Securities

On March 6, 2006, the Company announced that its Board of Directors authorized a $2.0 billion share repurchase program. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. The Company expects to execute the share repurchase program primarily in open market transactions, subject to market conditions. The Company expects to complete the program over the next 12 to 18 months. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time. No purchases were made pursuant to this repurchase plan during the three fiscal months ended May 5, 2007.

The following table contains information for shares withheld from employees to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended May 5, 2007:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4, 2007 – March 3, 2007	11,092	$70.54	0	$373,000,000
March 4, 2007 – April 7, 2007	1,201	$73.62	0	$373,000,000
April 8, 2007 – May 5, 2007	431	$76.89	0	$373,000,000
Total	12,724	$71.04	0	$373,000,000

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Kohl’s Corporation was held on May 2, 2007:

1.	To elect eleven directors to serve on our Board of Directors for a one-year term and until their successors are duly elected and qualified;

2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending February 2, 2008;

3.	To vote on a proposal to amend our 2003 Long Term Compensation Plan;

4.	To vote on a proposal to approve our Executive Bonus Plan;

5.	To vote on a proposal to amend our Articles of Incorporation to allow the Board of Directors to institute a majority vote requirement for the election of directors;

6.	To vote on the shareholder proposal, if properly presented at the meeting; and

7.	To act upon any other business that may properly come before the meeting or any adjournment thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

The results of the voting were as follows:

1.	Election of directors:

Steven A. Burd

For – 279,942,689 shares

Withheld – 13,879,541 shares

Wayne Embry

For – 280,193,393 shares

Withheld – 13,628,837 shares

James D. Ericson

For – 279,945,347 shares

Withheld – 13,876,883 shares

John F. Herma

For – 274,516,749 shares

Withheld – 19,305,481 shares

William S. Kellogg

For – 274,753,585 shares

Withheld – 19,068,645 shares

Kevin Mansell

For – 274,597,086 shares

Withheld – 19,225,144 shares

Lawrence Montgomery

For – 274,957,595 shares

Withheld – 18,864,635 shares

Frank V. Sica

For – 274,321,534 shares

Withheld – 19,500,696 shares

Peter M. Sommerhauser

For – 264,171,320 shares

Withheld – 29,650,910 shares

Stephen E. Watson

For – 280,228,549 shares

Withheld – 13,593,681 shares

R. Elton White

For – 274,964,605 shares

Withheld – 18,857,625 shares

2.	Ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm:

For – 286,683,980 shares

Against – 5,566,950 shares

Abstain – 1,571,300 shares

3.	Management proposal to amend the Company’s 2003 Long Term Compensation Plan:

For – 241,622,885 shares

Against – 31,774,184 shares

Abstain – 1,859,593 shares

Broker Non-Vote – 18,565,568

4.	Management proposal to approve the Company’s Executive Bonus Plan:

For – 277,876,834 shares

Against – 13,994,202 shares

Abstain – 1,951,194 shares

5.	Management proposal to amend the Company’s Articles of Incorporation to allow the Board of Directors to institute a majority vote requirement for the election of directors:

For – 266,893,424 shares

Against – 25,137,714 shares

Abstain – 1,791,092 shares

6.	Shareholder proposal to initiate the appropriate process to amend the Company’s Articles of Incorporation to institute a majority voting requirement for the election of directors:

For – 55,544,561 shares

Against – 214,153,616 shares

Abstain – 5,558,485 shares

Broker Non-Vote – 18,565,568

Item 6.	Exhibits

3.1	Articles of Amendment, dated May 2, 2007
3.2	Composite Articles of Incorporation, as amended through May 2, 2007
10.1	2003 Long-Term Compensation Plan, as amended through May 2, 2007. Incorporated herein by reference to Annex A to the Company’s definitive proxy statement filed with Schedule 14A on March 27, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation
(Registrant)

Date: June 6, 2007	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery
Chief Executive Officer and Director

Date: June 6, 2007	/s/ Wesley S. McDonald
Wesley S. McDonald
Chief Financial Officer