Form 10-Q
period 2007-08-04
KOHLS CORPORATION
filed 2007-09-07
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: September 4, 2007 Common Stock, Par Value $0.01 per Share, 317,788,104 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	August 4, 2007	February 3, 2007	July 29, 2006
	(Unaudited)	(Audited)	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$229,921	$189,170	$162,807
Short-term investments	35,556	431,230	519,276
Merchandise inventories	2,817,880	2,588,099	2,408,149
Deferred income taxes	46,733	40,190	10,591
Other	159,123	152,351	156,372

Total current assets	3,289,213	3,401,040	3,257,195

Property and equipment, net	6,190,119	5,352,974	5,104,521
Favorable lease rights, net	213,554	219,286	226,108
Goodwill	9,338	9,338	9,338
Other assets	60,978	58,539	51,504

Total assets	$9,763,202	$9,041,177	$8,648,666

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,075,228	$934,376	$1,012,174
Accrued liabilities	870,703	732,178	731,008
Income taxes payable	133,223	233,263	104,229
Short-term debt	295,000	—	—
Current portion of long-term debt and capital leases	10,866	18,841	8,243

Total current liabilities	2,385,020	1,918,658	1,855,654

Long-term debt and capital leases	1,040,847	1,040,057	1,041,314
Deferred income taxes	246,484	243,530	213,994
Other long-term liabilities	258,388	235,537	219,199

Shareholders’ equity:
Common stock	3,506	3,485	3,466
Paid-in capital	1,874,024	1,748,792	1,645,393
Treasury stock at cost	(2,002,778)	(1,628,416)	(1,100,809)
Retained earnings	5,957,711	5,479,534	4,770,455

Total shareholders’ equity	5,832,463	5,603,395	5,318,505

Total liabilities and shareholders’ equity	$9,763,202	$9,041,177	$8,648,666

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$3,589,210	$3,301,507	$7,161,250	$6,497,843
Cost of merchandise sold	2,192,801	2,062,165	4,447,005	4,103,130

Gross margin	1,396,409	1,239,342	2,714,245	2,394,713

Operating expenses:
Selling, general, and administrative	837,790	759,756	1,696,264	1,528,644
Depreciation and amortization	106,146	96,105	210,834	189,377
Preopening expenses	8,748	8,062	17,337	19,059

Operating income	443,725	375,419	789,810	657,633

Interest expense, net	10,541	6,011	20,688	20,206

Income before income taxes	433,184	369,408	769,122	637,427
Provision for income taxes	163,960	137,050	290,945	237,825

Net income	$269,224	$232,358	$478,177	$399,602

Net income per share:
Basic:
Basic	$0.84	$0.70	$1.49	$1.18
Average number of shares	320,488	333,394	321,132	339,270

Diluted:
Diluted	$0.83	$0.69	$1.48	$1.17
Average number of shares	323,213	335,694	324,165	341,586

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at February 3, 2007	348,502	$3,485	$1,748,792	$(1,628,416)	$5,479,534	$5,603,395
Exercise of stock options	2,137	21	92,366	—	—	92,387
Excess income tax benefit from exercise of stock options	—	—	6,857	—	—	6,857
Share-based compensation expense	—	—	26,009	—	—	26,009
Treasury stock purchases	—	—	—	(374,362)	—	(374,362)
Net income	—	—	—	—	478,177	478,177

Balance at August 4, 2007	350,639	$3,506	$1,874,024	$(2,002,778)	$5,957,711	$5,832,463

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months (26 Weeks) Ended
	August 4, 2007	July 29, 2006
Operating activities
Net income	$478,177	$399,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211,100	189,645
Amortization of debt discount	108	108
Share-based compensation	25,005	21,086
Excess tax benefits from share-based compensation	(6,857)	(13,548)
Deferred income taxes	(3,589)	9,279
Changes in operating assets and liabilities:
Accounts receivable, net	—	1,652,065
Merchandise inventories	(229,781)	(170,581)
Other current and long-term assets	(35,393)	(74,830)
Accounts payable	140,852	182,203
Accrued and other long-term liabilities	160,930	122,775
Income taxes	(93,184)	(49,131)

Net cash provided by operating activities	647,368	2,268,673

Investing activities
Acquisition of property and equipment and favorable lease rights	(1,035,007)	(706,489)
Purchases of short-term investments	(2,933,527)	(6,595,769)
Sales of short-term investments	3,329,201	6,236,570
Proceeds from sale of property, plant and equipment	28,700	—
Other	(1,905)	(2,566)

Net cash used in investing activities	(612,538)	(1,068,254)

Financing activities
Net borrowings under credit facilities	295,000	—
Payments of other long-term debt	(13,961)	(104,596)
Treasury stock purchases	(374,362)	(1,100,809)
Excess tax benefits from share-based compensation	6,857	13,548
Proceeds from stock option exercises	92,387	27,406

Net cash provided by (used in) financing activities	5,921	(1,164,451)

Net increase in cash and cash equivalents	40,751	35,968
Cash and cash equivalents at beginning of period	189,170	126,839

Cash and cash equivalents at end of period	$229,921	$162,807

Supplemental information:
Interest paid, net of capitalized interest	$27,939	$35,508
Income taxes paid	388,002	278,349

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

Certain reclassifications have been made to prior period financial information to conform to the current year presentation.

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

On February 4, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The audits of the 2001 and 2002 tax years have been completed without material adjustment. The periods subject to examination for the Company’s state returns are generally years 2002 through 2006. Certain states have proposed adjustments which the Company is currently appealing. If it does not prevail on its appeals, the Company does not anticipate that the adjustments would result in a material change in its financial position.

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At the time of adoption of FIN 48, the Company had $52.6 million of unrecognized tax benefits recorded on its financial statements, net of any federal tax impact related to state taxes, all of which, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalty expense related to unrecognized tax benefits in its provision for income tax expense. As of February 4, 2007, the Company had $8.2 million of accrued interest and penalties included in the $52.6 million of unrecognized tax benefits.

4.	Share-Based Compensation

As of August 4, 2007, the Company has three long-term compensation plans pursuant to which share-based compensation may be granted. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The majority of stock options granted to employees vest in four equal annual installments. Remaining stock option grants vest in five to ten equal annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to the Company’s Board of Directors. The vesting periods for outside directors’ options are one to three years, depending on the length of the term to which the director is elected. Options that are surrendered or terminated without issuance of shares are available for future grants. All stock options have an exercise price equal to the fair market value of the common stock on the date of grant.

Share-based compensation transactions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment,” requiring the Company to recognize expense related to the fair value of its stock option awards. The fair value of all share-based awards is estimated on the date of grant, which is defined as the date the award is approved by the Board of Directors (or management with the appropriate authority).

Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation cost over the vesting period. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	2007	2006
Dividend yield	0%	0%
Volatility	0.304	0.311
Risk-free interest rate	4.7%	4.7%
Expected life in years	5.2	5.2
Weighted average fair value at grant date	$27.50	$19.00

Total compensation cost recognized related to options was $13.9 million for the three months ended August 4, 2007 and $10.0 million for the three months ended July 29, 2006. Total compensation cost recognized for options was $22.2 million for the six months ended August 4, 2007 and $18.9 million for the six months ended July 29, 2006.

The Company has also awarded nonvested restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three to four years. The awards are expensed on a straight-line basis over the vesting period. Total compensation cost recognized related to nonvested restricted stock was $1.6 million for the three months ended August 4, 2007 and $1.0 million for the three months ended July 29, 2006. Total compensation cost recognized for nonvested restricted stock was $2.9 million for the six months ended August 4, 2007 and $1.9 million for the six months ended July 29, 2006.

Total unrecognized share-based compensation expense for all share-based payment plans was $166 million at August 4, 2007, of which approximately $26 million is expected to be recognized in the second half of 2007, $57 million in 2008, $43 million in 2009 and $40 million thereafter. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

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

7.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
		(In Thousands)
Numerator for basic and diluted earnings per share—net income	$269,224	$232,358	$478,177	$399,602

Denominator for basic earnings per share—weighted average shares	320,488	333,394	321,132	339,270

Dilutive employee stock options and non-vested stock (a)	2,725	2,300	3,033	2,316

Denominator for diluted earnings per share	323,213	335,694	324,165	341,586

(a)	Excludes 4.9 million options for the three months ended August 4, 2007, 3.6 million options for the three months ended July 29, 2006, 4.8 million options for the six months ended August 4, 2007 and 4.1 million options for the six months ended July 29, 2006 as the impact of such options was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company continues to achieve strong growth in earnings and gross margin in 2007. For the quarter, net sales increased 8.7% and comparable store sales increased 1.3% over the prior year quarter. Year-to-date, net sales increased 10.2% and comparable store sales increased 2.5% over the comparable prior year period. The gross margin rate improved 137 basis points from 37.5% for the second quarter of 2006 to 38.9% this year. The year-to-date gross margin rate was 37.9%, a 105 basis point improvement over 36.9% in 2006.

Operating income increased 18.2% to $443.7 million for the quarter and 20.1% to $789.8 million for the year-to-date period. As a percent of net sales, operating income increased approximately 100 basis points to 12.4% for the quarter and 91 basis points to 11.0% for the six months ended August 4, 2007.

Net income increased 15.9% over the prior year to $269.2 million for the quarter and 19.7% to $478.2 million for the six months ended August 4, 2007. Diluted earnings per share increased 20.3% over the comparable prior year quarter to $0.83. Year-to-date diluted earnings per share increased 26.1% to $1.48.

The Company continues to see positive results from its merchandise content initiatives as it expands its appeal to a broader range of customers. Men’s had the strongest comparable store sales in both the quarter and year-to-date periods on strong performance in tailored clothing, basics and dress shirts. The Children’s, Home and Footwear lines of business also outperformed the Company. Boys and infant/toddler led the Children’s business while Home performance was driven by strength in bedding, luggage and decorative home. The Footwear business was driven by athletic and children’s shoes. In Women’s, the updated/contemporary business continues to perform well while classic sportswear remains difficult. The strongest category in Accessories was the Company’s beauty and fragrance business.

Private and exclusive brands as a percentage of total sales continue to grow as a result of the Company’s merchandise content and “Only at Kohl’s” marketing initiatives. For the six months ended August 4, 2007, sales of private and exclusive brands reached 36.6% of net sales, an increase of 320 basis points over the prior year. The Company continues to see strong performance from exclusive brands launched this year, including the expansion of Chaps into plus size apparel and Home and Tony Hawk into Footwear. In addition, the very successful Elle exclusive brand will be rolled out to 250 additional stores later this Fall and to all stores by first quarter 2008.

During September, two important initiatives – the Company’s partnership with Vera Wang in merchandise categories across the store and The Food Network alliance in the Home business – will be introduced.

Significant benefits of the Company’s inventory management initiatives have been recognized thus far in 2007. Gross margin as a percentage of net sales increased 137 basis points over the prior year quarter and 105 basis points over the prior year-to-date period. The Company continues to focus on receipt flow which results in better transitions and lower overall clearance levels. The markdown optimization program, improved inventory shortage and higher levels of private and exclusive brand sales also contributed to the higher gross margin percentages.

The Company continues to focus on profitable expansion in both existing and new markets. Seventeen stores were successfully opened during the first half of the year, including the Company’s first three stores in the state of Idaho, three stores each in the Northeast and Southeast regions, two stores each in the Mid-Atlantic, South Central and Southwest regions, and one store each in the Midwest and Northwest regions.

The Company remains on track to meet its goal of opening 415 stores between 2007 and 2010. Most of the 95 stores which are expected to open in the second half of 2007 will open in the third quarter. In the Fall of 2007, the Company will open the majority of the Mervyn’s locations it previously acquired in the Pacific Northwest, giving the Company a greater presence in the Portland and Seattle markets.

As of August 4, 2007, the Company operated 834 stores in 46 states compared with 749 stores in 43 states at July 29, 2006. Total square feet of selling space increased 9.8% from 57.9 million at July 29, 2006 to 63.5 million at August 4, 2007.

Results of Operations

Net Sales

	August 4, 2007	July 29, 2006	Increase
			$	%
	(Dollars in Thousands)
Net sales:
Quarter	$3,589,210	$3,301,507	$287,703	8.7%
Year-to-date	7,161,250	6,497,843	663,407	10.2

New store openings, including 17 stores in the first half of 2007 and 68 stores in the second half of 2006, contributed $246.4 million to the increase in net sales for the quarter. Comparable store sales, which are sales from stores (including e-commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, contributed $41.3 million to the increase. The 1.3% comparable store sales increase was the result of a 2.5% increase in average transaction value which was partially offset by a 1.2% decrease in the number of transactions per store.

Year-to-date, new stores contributed $501.0 million to the $663.4 million increase in net sales over the prior year. The remaining $162.4 million, which represents a 2.5% increase in comparable store sales, is the result of a 3.2% increase in average transaction value which was partially offset by a 0.7% decrease in the number of transactions per store.

The Men’s business and the Mid-Atlantic region led the Company for both the quarter and year-to-date. For the year-to-date period, all lines of business posted positive comparable store sales increases. E-commerce sales increased 70.3% to $48.9 million for the three months ended August 4, 2007 and 67.9% to $101.3 million year-to-date as the Company continues to expand the selections offered on-line.

Gross Margin

	August 4, 2007	July 29, 2006	Increase
			$	%
	(Dollars in Thousands)
Gross margin:
Quarter	$1,396,409	$1,239,342	$157,067	12.7%
Year-to-date	2,714,245	2,394,713	319,532	13.3

Gross margin as a percent of net sales:
Quarter	38.9%	37.5%	—	—
Year-to-date	37.9	36.9	—	—

Newly-opened stores contributed $89.6 million to the increase in gross margin for the quarter and $170.3 million year-to-date. Comparable store gross margin increased $67.5 million for the quarter and $149.2 million year-to-date. Gross margin as a percent of net sales was 38.9% for the three months ended August 4, 2007 compared to 37.5% for the three months ended July 29, 2006. For the year-to-date period, gross margin as a percent of net sales was 37.9% in 2007 and 36.9% in 2006.

The improvement in gross margin as a percent of net sales was driven by the continued impact of the Company’s merchandise and inventory management initiatives, improved markup, the adoption of markdown optimization, better inventory shortage results and increased penetration of private and exclusive brands. Private and exclusive brands increased to 37.3% of net sales for the three months ended August 4, 2007 compared to 34.3% of net sales for the three months ended July 29, 2006. Year-to-date, private and exclusive brands represented 36.6% of net sales for 2007, a 320 basis point improvement over 33.4% for 2006.

Operating Expenses

	August 4, 2007	July 29, 2006	Increase
			$	%
	(Dollars in Thousands)
S,G&A:
Quarter	$837,790	$759,756	$78,034	10.3%
Year-to-date	1,696,264	1,528,644	167,620	11.0

S,G&A as a percent of net sales:
Quarter	23.3%	23.0%	—	—
Year-to-date	23.7	23.5	—	—

Selling, general and administrative expenses (“S,G&A”) include all direct store expenses such as payroll, occupancy and store supplies and all costs associated with the Company’s distribution centers, advertising and corporate functions, but exclude depreciation and amortization and preopening expenses. The Company achieved leverage in credit and distribution centers for both the quarter and year-to-date periods. Stores, advertising and corporate did not leverage for either period primarily due to the timing of sales during the quarter and the Company’s desire to maintain a positive customer in-store experience. The increase in year-to-date store operating expenses was also driven by the incremental expenses associated with increased remodel activity. The Company has remodeled 24 more stores in 2007 than it did in 2006.

	August 4, 2007	July 29, 2006	Increase
			$	%
	(Dollars in Thousands)
Depreciation and amortization:
Quarter	$106,146	$96,105	$10,041	10.4%
Year-to-date	210,834	189,377	21,457	11.3

The increases in depreciation and amortization for both the quarter and year-to-date periods are primarily attributable to the addition of new stores and the mix of owned compared to leased stores. Depreciation on remodels and the Company’s new point of sale system also contributed to the increases.

	August 4, 2007	July 29, 2006	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Preopening expenses:
Quarter	$8,748	$8,062	$686	8.5%
Year-to-date	17,337	19,059	(1,722)	(9.0)

Preopening expenses are expensed as incurred and represent the costs associated with new store openings including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expenses. The average cost per store fluctuates based on the mix of stores opened in new markets compared to existing markets, with new markets being more expensive. The Company opened 17 new stores in both the six months ended August 4, 2007 and July 29, 2006. Preopening expenses increased over the prior year quarter as the Company is opening 95 stores in the Fall of 2007 compared to 68 in the Fall of 2006. Year-to-date, the average cost to open a store decreased in 2007 compared to 2006 due to shifting more advertising to the post-grand opening period.

Operating Income

	August 4, 2007	July 29, 2006	Increase
			$	%
	(Dollars in Thousands)
Operating income:
Quarter	$443,725	$375,419	$68,306	18.2%
Year-to-date	789,810	657,633	132,177	20.1

Operating income as a percent of net sales:
Quarter	12.4%	11.4%	—	—
Year-to-date	11.0	10.1	—	—

As a result of the above factors, operating income as a percent of net sales was 12.4% for the three months ended August 4, 2007 compared to 11.4% for the three months ended July 29, 2006. For the six month periods, operating income as a percent of net sales was 11.0% for 2007 compared to 10.1% for 2006.

Interest Expense, Net

	August 4, 2007	July 29, 2006	Increase
			$	%
	(Dollars in Thousands)
Interest expense, net:
Quarter	$10,541	$6,011	$4,530	75.4%
Year-to-date	20,688	20,206	482	2.4

The increase in net interest expense in both periods was primarily due to a decrease in interest income as a result of lower average investments. Last year’s interest income included the investment of the $1.6 billion received from the sale of the Company’s credit card portfolio. As of August 4, 2007, the Company’s investments totaled $35.6 million as previous investments were used to fund stock repurchases.

Provision for Income Taxes

	August 4, 2007	July 29, 2006	Increase
			$	%
	(Dollars in Thousands)
Provision for income taxes:
Quarter	$163,960	$137,050	$26,910	19.6%
Year-to-date	290,945	237,825	53,120	22.3

The Company’s effective tax rate was 37.8% for the three months ended August 4, 2007 compared to 37.1% for the three months ended July 29, 2006. For the six month periods, the effective tax rate was 37.8% for 2007 and 37.3% for 2006. The increases in the effective tax rates are primarily due to the mix of new stores in certain jurisdictions.

Seasonality & Inflation

The Company’s business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% of sales typically occur during the back-to-school season and 30% during the holiday season. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

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

	Six Months Ended
	August 4, 2007	July 29, 2006	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$647,368	$2,268,673	$(1,621,305)	(71.5)%
Investing activities	(612,538)	(1,068,254)	455,716	42.7
Financing activities	5,921	(1,164,451)	1,170,372	100.5

Operating Activities. The decrease in cash flow provided by operations was primarily due to the cash proceeds of $1.6 billion received by the Company in conjunction with the sale of the proprietary credit card accounts on April 21, 2006. The primary use of cash flow for the six months ended August 4, 2007 was an increase in merchandise inventories of $229.8 million. The primary sources of cash flow in 2007 were an increase in accounts payable and accrued liabilities of $301.8 million and a 20% increase in net income. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	August 4, 2007	February 3, 2007	July 29, 2006
Working capital (In Thousands)	$904,193	$1,482,382	$1,401,541
Current ratio	1.38:1	1.77:1	1.76:1
Debt/capitalization	18.8%	15.9%	16.5%

The reduction in working capital and the current ratio as of August 4, 2007 compared to July 29, 2006, was primarily due to short-term investments and short-term debt borrowings used to fund share repurchases made subsequent to July 29, 2006. The increase in the debt/capitalization ratio represents higher debt levels, partially offset by higher capitalization. The higher debt levels are primarily the result of draws on the senior unsecured revolving facility which were used primarily for share repurchases. The higher capitalization is the result of earnings and stock option exercises, partially offset by share repurchases.

Merchandise inventories increased $409.7 million, or 17.0%, from the July 29, 2006 balance primarily due to the increase in the number of stores. On an average per store basis, merchandise inventories at August 4, 2007 increased 5.1% from July 29, 2006. Compared to February 3, 2007, merchandise inventories at August 4, 2007 increased $229.8 million, or 8.9%, due to normal business seasonality, the opening of 17 new stores and increased shipments of import merchandise.

Accounts payable at August 4, 2007, increased $63.1 million from July 29, 2006 and $140.9 million from February 3, 2007. Accounts payable as a percent of inventory was 38.2% at August 4, 2007, compared to 42.0% at July 29, 2006, reflecting higher imports in transit.

Investing Activities. The decrease in net cash used in investing activities was due to a $754.9 million change in net short-term investment activities which was partially offset by a $328.5 million increase in capital expenditures. Net short-term investment activity generated $395.7 million in proceeds in 2007 which were primarily used to repurchase treasury stock. In 2006, net short-term investment activity resulted in a use of funds of $359.2 million as proceeds from the private label credit card transaction on April 21, 2006 exceeded cash used to repurchase common stock.

Total capital expenditures, which include costs for new store openings, store remodels, distribution center openings and other base capital needs, are expected to be approximately $1.6 billion for fiscal 2007. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings.

Financing Activities. The Company expects to fund growth with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under its revolving credit facilities and other sources of financing. The Company believes it has sufficient lines of credit, cash and short-term investments and expects to generate adequate cash flows from operating activities to sustain current levels of operations. The Company drew $295.0 million on its $900 million senior unsecured revolving facility (“revolver”) during the current quarter. The proceeds were used primarily for treasury stock repurchases. Weighted-average borrowings under the revolver were $44.8 million for the quarter and $22.4 million year-to-date. In addition, the Company has two demand notes, neither of which was drawn at August 4, 2007, with availability totaling $50.0 million.

The Company completed its $2.0 billion share repurchase program in the second quarter of 2007, purchasing 5.3 million shares for $373 million at an average price of approximately $70 per share in the quarter ended August 4, 2007. Since announcing the plan in April 2006, the Company has purchased 32.8 million shares at an average price of approximately $61 per share. The Company also acquires shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s restricted stock. Such shares are then designated as treasury shares.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

The Company adopted the provisions of FIN 48 on February 4, 2007 and the related liability for unrecognized tax benefits was $52.6 million. Although payment of such amounts in future periods could affect liquidity and cash flows, the Company is currently unable to reasonably estimate the period of cash settlement.

The Company’s various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require the Company to meet certain financial tests. As of August 4, 2007, the Company was in compliance with all financial covenants of the debt agreements and expects to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of August 4, 2007.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of the Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s reports is recorded, processed, summarized and reported within the specified time periods and are also effective in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to management, including the Company’s principal executive and principal financial officer, to allow timely decisions regarding required disclosures.

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no significant changes in the Company’s risk factors from those described in its Annual Report on Form 10-K for the year ended February 3, 2007.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events the Company expects or anticipates will occur in the future. The Company intends words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2007, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and the Company undertakes no obligation to update them. An investment in the Company’s common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in the Company’s Form 10-K and other risks which may be disclosed from time to time in the Company’s filings with the SEC before investing in the Company’s securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 4, 2007, the Company did not sell any securities which were not registered under the Securities Act.

During the current quarter, the Company completed its $2.0 billion share repurchase program which was announced in March 2006. The share repurchase program was executed in open market transactions.

The following table contains information for both shares repurchased pursuant to the Company’s repurchase program and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended August 4, 2007:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 6 – June 2, 2007	331,096	$73.25	330,300	$349,000,000
June 3 – July 7, 2007	3,138,860	70.75	3,138,461	127,000,000
July 8 – August 4, 2007	1,867,213	68.09	1,864,878	—

Total	5,337,169	$69.97	5,333,639	—

Item 6.	Exhibits

10.1	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective August 14, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation
(Registrant)

Date: September 7, 2007	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery Chief Executive Officer and Director

Date: September 7, 2007	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer