Form 10-Q
period 2007-11-03
KOHLS CORPORATION
filed 2007-12-07
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: December 4, 2007 Common Stock, Par Value $0.01 per Share, 313,670,691 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL'S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	November 3, 2007	February 3, 2007	October 28, 2006
	(Unaudited)	(Audited)	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$294,986	$189,170	$198,686
Short-term investments	25,679	431,230	318,992
Merchandise inventories	3,908,529	2,578,081	3,234,793
Deferred income taxes	62,291	40,190	20,909
Other	139,125	152,351	149,363

Total current assets	4,430,610	3,391,022	3,922,743

Property and equipment, net	6,383,580	5,352,974	5,266,048
Favorable lease rights, net	213,298	219,286	222,724
Goodwill	9,338	9,338	9,338
Other assets	72,539	58,539	57,224

Total assets	$11,109,365	$9,031,159	$9,478,077

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$1,708,891	$934,376	$1,648,788
Accrued liabilities	774,550	722,160	721,534
Income taxes payable	62,930	233,263	56,497
Short-term debt	170,000	—	—
Current portion of long-term debt and capital leases	11,345	18,841	8,809

Total current liabilities	2,727,716	1,908,640	2,435,628

Long-term debt and capital leases	2,045,535	1,040,057	1,040,450
Deferred income taxes	258,336	243,530	244,481
Other long-term liabilities	268,873	235,537	228,236

Shareholders' equity:
Common stock	3,507	3,485	3,477
Paid-in capital	1,894,573	1,748,792	1,698,770
Treasury stock at cost	(2,240,891)	(1,628,416)	(1,167,916)
Retained earnings	6,151,716	5,479,534	4,994,951

Total shareholders' equity	5,808,905	5,603,395	5,529,282

Total liabilities and shareholders' equity	$11,109,365	$9,031,159	$9,478,077

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL'S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$3,825,162	$3,650,494	$10,986,412	$10,148,338
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,407,131	2,299,586	6,854,137	6,402,716

Gross margin	1,418,031	1,350,908	4,132,275	3,745,622

Operating expenses:

Selling, general, and administrative	933,706	858,685	2,629,969	2,387,330
Depreciation and amortization	115,207	94,318	326,041	283,695
Preopening expenses	38,255	28,521	55,592	47,580

Operating income	330,863	369,384	1,120,673	1,027,017
Interest expense, net	18,708	10,189	39,396	30,395

Income before income taxes	312,155	359,195	1,081,277	996,622
Provision for income taxes	118,150	134,699	409,095	372,524

Net income	$194,005	$224,496	$672,182	$624,098

Net income per share:
Basic:
Basic	$0.61	$0.69	$2.10	$1.86
Average number of shares	316,948	326,904	319,737	335,148

Diluted:
Diluted	$0.61	$0.68	$2.09	$1.85
Average number of shares	318,593	329,814	322,380	338,255

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL'S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at February 3, 2007	348,502	$3,485	$1,748,792	$(1,628,416)	$5,479,534	$5,603,395
Exercise of stock options	2,234	22	96,576	—	—	96,598
Excess income tax benefit from exercise of stock options	—	—	6,623	—	—	6,623
Share-based compensation expense	—	—	42,582	—	—	42,582
Treasury stock purchases	—	—	—	(612,475)	—	(612,475)
Net income	—	—	—	—	672,182	672,182

Balance at November 3, 2007	350,736	$3,507	$1,894,573	$(2,240,891)	$6,151,716	$5,808,905

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL'S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months (39 Weeks) Ended
	November 3, 2007	October 28, 2006
Operating activities
Net income	$672,182	$624,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326,549	284,185
Amortization of debt discount	192	162
Share-based compensation	38,950	31,042
Excess tax benefits from share-based compensation	(6,623)	(20,480)
Deferred income taxes	(7,295)	29,448
Changes in operating assets and liabilities:
Accounts receivable, net	—	1,652,065
Merchandise inventories	(1,328,959)	(1,005,613)
Other current and long-term assets	(17,289)	(64,362)
Accounts payable	774,515	818,817
Accrued and other long-term liabilities	85,764	131,192
Income taxes	(163,710)	(89,931)

Net cash provided by operating activities	374,276	2,390,623

Investing activities
Acquisition of property and equipment and favorable lease rights	(1,332,154)	(964,511)
Purchases of short-term investments	(4,712,228)	(9,744,469)
Sales of short-term investments	5,117,779	9,585,554
Proceeds from sale of property, plant and equipment	30,197	—
Other	(4,809)	(3,856)

Net cash used in investing activities	(901,215)	(1,127,282)

Financing activities
Proceeds from issuance of debt	996,031	—
Net borrowings under credit facilities	170,000	—
Payments of long-term debt	(16,644)	(107,248)
Deferred financing fees	(7,378)	—
Treasury stock purchases	(612,475)	(1,167,916)
Excess tax benefits from share-based compensation	6,623	20,480
Proceeds from stock option exercises	96,598	63,190

Net cash provided by (used in) financing activities	632,755	(1,191,494)

Net increase in cash and cash equivalents	105,816	71,847
Cash and cash equivalents at beginning of period	189,170	126,839

Cash and cash equivalents at end of period	$294,986	$198,686

Supplemental information:
Interest paid, net of capitalized interest	$41,229	$49,793
Income taxes paid	580,440	435,776

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

The following table illustrates the primary costs classified in Cost of Merchandise Sold (exclusive of depreciation) and Selling, General and Administrative Expenses:

Cost of Merchandise Sold	Selling, General and Administrative Expenses

• Total cost of products sold including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs	• Compensation and benefit costs including: • Stores • Headquarters, including buying and merchandising • Distribution centers

• Inventory shrink	• Occupancy and operating costs of retail, distribution and headquarter facilities

• Markdowns	• Freight expenses associated with moving merchandise from the Company’s distribution centers to its retail stores, and among distribution and retail facilities

• Freight expenses associated with moving merchandise from the Company’s vendors to its distribution centers	• Advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

• Shipping and handling expenses of E-Commerce sales	• Other administrative costs

• Terms cash discount

The classification of these expenses varies across the retail industry.

2.	Net Sales

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

3.	Debt

Long-term debt, which excludes draws on revolving credit facilities, consists of the following:

Maturing	Weighted Average Effective Rate	November 3, 2007	Weighted Average Effective Rate	February 3, 2007
	($ in Thousands)
Senior debt: (a)
2011	6.59%	$400,000	6.59%	$400,000
2017	6.28%	650,000	—	—
2029	7.36%	200,000	7.36%	200,000
2033	6.05%	300,000	6.05%	300,000
2037	6.89%	350,000	—	—

Total senior debt	6.54%	1,900,000	6.58%	900,000

Capital lease obligations		164,829		163,052
Unamortized debt discount		(7,949)		(4,172)
Other		—		18
Less current portion		(11,345)		(18,841)

Long-term debt and capital leases		$2,045,535		$1,040,057

(a)	Non-callable and unsecured notes and debentures

On September 28, 2007, the Company issued $1 billion of long-term debt which included $650 million aggregate principal amount of 6.25% Notes due 2017 and $350 million aggregate principal amount of 6.875% Notes due 2037. Interest-only payments are due semi-annually beginning on June 15, 2008. The debt is subject to various customary covenants including the maintenance of various financial ratios. The proceeds from this issuance will be used to repurchase stock and for other general corporate needs.

4.	Income Taxes

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The only periods subject to examination for the Company's federal return are the 2003 through 2006 tax years. The audits of the 2001 and 2002 tax years have been completed without material adjustment. The periods subject to examination for the Company's state returns are generally years 2002 through 2006. Certain states have proposed adjustments which the Company is currently appealing. If it does not prevail on its appeals, the Company does not anticipate that the adjustments would result in a material change in its financial position.

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. At the time of adoption of FIN 48, the Company had $52.6 million of unrecognized tax benefits recorded on its financial statements, net of any federal tax impact related to state taxes, all of which, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalty expense related to unrecognized tax benefits in its provision for income tax expense. Interest and penalty expense was not material in both the quarter and nine months ended November 3, 2007. As of February 4, 2007, the Company had $8.2 million of accrued interest and penalties included in the $52.6 million of unrecognized tax benefits.

5.	Share-Based Compensation

As of November 3, 2007, the Company has three long-term compensation plans pursuant to which share-based compensation may be granted. The Company’s 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of the Company’s common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The majority of stock options granted to employees vest in four equal annual installments. Remaining stock option grants vest in five to ten equal annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to the Company’s Board of Directors. The vesting periods for outside directors’ options are one to three years, depending on the length of the term to which the director was elected. Options that are surrendered or terminated without issuance of shares are available for future grants. All stock options have an exercise price equal to the fair market value of the common stock on the date of grant.

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

Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation cost over the vesting period. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	2007	2006
Dividend yield	0%	0%
Volatility	0.304	0.311
Risk-free interest rate	4.7%	4.7%
Expected life in years	5.2	5.2
Weighted average fair value at grant date	$26.66	$19.40

Total compensation cost recognized related to options was $13.1 million for the three months ended November 3, 2007 and $9.1 million for the three months ended October 28, 2006. Total compensation cost recognized for options was $34.6 million for the nine months ended November 3, 2007 and $28.0 million for the nine months ended October 28, 2006.

The Company has also awarded nonvested restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards vest over three to four years. The awards are expensed on a straight-line basis over the vesting period. Total compensation cost recognized related to nonvested restricted stock was $1.5 million for the three months ended November 3, 2007 and $1.1 million for the three months ended October 28, 2006. Total compensation cost recognized for nonvested restricted stock was $4.3 million for the nine months ended November 3, 2007 and $3.0 million for the nine months ended October 28, 2006.

Total unrecognized share-based compensation expense for all share-based payment plans was $157 million at November 3, 2007, of which approximately $16 million is expected to be recognized in the fourth quarter of 2007, $53 million in 2008, $45 million in 2009 and $43 million thereafter. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

6.	Short-term Investments

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

8.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(In Thousands)
Numerator for basic and diluted earnings per share—net income	$194,005	$224,496	$672,182	$624,098

Denominator for basic earnings per share—weighted average shares	316,948	326,904	319,737	335,148
Dilutive employee stock options and non-vested stock (a)	1,645	2,910	2,643	3,107

Denominator for diluted earnings per share	318,593	329,814	322,380	338,255

(a)	Excludes 14.2 million options for the three months ended November 3, 2007, 2.8 million options for the three months ended October 28, 2006, 6.1 million options for the nine months ended November 3, 2007 and 3.5 million options for the nine months ended October 28, 2006 as the impact of such options was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Despite the challenging environment, the Company continued to operate its business in a conservative manner, managing its inventory investment as it continued its improvement in gross margin while reducing expenses where possible without hurting the customer’s in-store experience.

For the quarter, net sales increased 4.8% and comparable store sales decreased 2.6% over the third quarter of last year. Sales in weather-sensitive businesses such as outerwear, fleece, and sweaters experienced significant double digit declines on a comparable store basis, contributing to the overall sales shortfall. Accessories led the Company for the quarter with strong performance in beauty, watches and fine jewelry. Stronger performing businesses in Home included home décor, bedding and food prep. Men’s and Footwear outperformed the Company on solid performance in Men’s casual sportswear and Women’s shoes. In Women’s apparel, the updated/contemporary business, which includes Simply Vera Vera Wang which was launched during the current quarter, and juniors-related separates reported strong comparable sales. Consistent with prior quarters, classic sportswear continues to trend downward in brands other than Chaps. The Children’s business was most affected by the weather with weak comparable sales in all age groups.

Year-to-date, net sales increased 8.3% and comparable store sales increased 0.7% over the comparable prior year period. Men’s and Accessories reported the strongest sales while Women’s and Children’s both reported slightly negative comparable store sales for the nine months ended November 3, 2007.

Gross margin as a percent of net sales was 37.1% for the quarter, comparable to 37.0% in the prior year. Gross margin in 2006 included $15 million of revenue related to the Company’s initial recognition of gift card breakage. Excluding this item, gross margin increased 32 basis points over the comparable prior year quarter. The year-to-date gross margin rate was 37.6%, a 77 basis point improvement (excluding the gift card breakage) over 2006. The increase in the gross margin rate was driven by the continued impact of the Company’s merchandise and inventory management initiatives, improved markup, the adoption of markdown optimization, better inventory shortage results and increased penetration of private and exclusive brands. Sales of private and exclusive brands reached 38.9% of net sales for the quarter and 37.5% for the year-to-date period, an increase of approximately 350 basis points over both comparable prior year periods.

In early November, the Company announced a multi-year licensing agreement naming Kohl’s as the exclusive U.S. retailer of the FILA SPORT® collection. The collection will feature women’s, men’s and children’s apparel, footwear and accessories. It will be available in the Company’s stores nationwide and on Kohls.com in Fall 2008.

Operating income decreased 10.4% to $330.9 million for the quarter and increased 9.1% to $1.1 billion for the year-to-date period. As a percent of net sales, operating income decreased approximately 150 basis points to 8.6% for the quarter and increased 10 basis points to 10.2% for the nine months ended November 3, 2007.

Net income for the quarter was $194.0 million, or $0.61 per diluted share, compared to net income of $224.5 million and diluted earnings per share of $0.68 in the third quarter of last year. Year-to-date net income increased 7.7% to $672.2 million and diluted earnings per share increased 13.0% to $2.09.

The Company opened 97 stores in the nine months ended November 3, 2007, including seven in March, 10 in April and 80 in October. As of November 3, 2007, the Company operated 914 stores in 47 states compared with 814 stores in 45 states at October 28, 2006. Total square feet of selling space increased 10.8% from 62.1 million at October 28, 2006 to 68.8 million at November 3, 2007. The Company opened 15 stores in November 2007 and now operates a total of 929 stores.

Results of Operations

Net Sales

	November 3, 2007	October 28, 2006	Increase
			$	%
	(Dollars in Thousands)
Net sales:
Quarter	$3,825,162	$3,650,494	$174,668	4.8%
Year-to-date	10,986,412	10,148,338	838,074	8.3

For the quarter, all of the increase in net sales was attributable to new stores. Comparable store sales, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, declined $90.3 million compared to the third quarter of last year. The 2.6% decrease in comparable store sales was the result of a 1.8% decrease in average transaction value and a 0.8% decrease in the number of transactions per store.

Year-to-date, new stores contributed $768.3 million to the $838.1 million increase in net sales over the prior year. The remaining $69.8 million, which represents a 0.7% increase in comparable store sales, is the result of a 1.4% increase in average transaction value which was partially offset by a 0.7% decrease in the number of transactions per store.

The Southwest region led the Company’s comparable sales for both the quarter and year-to-date. From a line of business perspective, Accessories led the Company for the quarter and Men’s for the year-to-date period. E-Commerce sales were $42.5 million for the quarter, compared to $40.0 million for the third quarter of last year. Year-to-date, E-Commerce sales increased 43.4% to $143.8 million as the Company continues to expand the selections offered on-line.

Gross Margin

	November 3, 2007	October 28, 2006	Increase
			$	%
	(Dollars in Thousands)
Gross margin:
Quarter	$1,418,031	$1,350,908	$67,123	5.0%
Year-to-date	4,132,275	3,745,622	386,653	10.3

Gross margin as a percent of net sales:
Quarter	37.1%	37.0%	—	—
Year-to-date	37.6	36.9	—	—

Gross margin includes the total cost of products sold including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from the Company’s vendors to its distribution centers; shipping and handling expenses of E-Commerce sales and terms cash discount. The classification of these expenses varies across the retail industry.

Newly-opened stores contributed $103.2 million in gross margin for the quarter and $271.0 million year-to-date. Comparable store gross margin decreased $36.1 million for the quarter and increased $115.7 million year-to-date.

Gross margin as a percent of net sales was 37.1% for the three months ended November 3, 2007 compared to 37.0% for the three months ended October 28, 2006. For the year-to-date period, gross margin as a percent of net sales was 37.6% in 2007 and 36.9% in 2006. Excluding $15 million related to the Company’s initial adoption of gift card breakage revenue in 2006, gross margin as a percent of sales was 36.8 percent for both the prior year quarter and year-to-date periods.

The improvement in gross margin as a percent of net sales was driven by the continued impact of the Company’s merchandise and inventory management initiatives, improved markup, the adoption of markdown optimization, better inventory shortage results and increased penetration of private and exclusive brands. Sales of private and exclusive brands reached 38.9% of net sales for the quarter and 37.5% for the year-to-date period, an increase of approximately 350 basis points over both comparable prior year periods.

Operating Expenses

	November 3, 2007	October 28, 2006	Increase
			$	%
	(Dollars in Thousands)
S,G&A:
Quarter	$933,706	$858,685	$75,021	8.7%
Year-to-date	2,629,969	2,387,330	242,639	10.2

S,G&A as a percent of net sales:
Quarter	24.4%	23.5%	—	—
Year-to-date	23.9	23.5	—	—

Selling, general and administrative expenses (“S,G&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of retail, distribution and headquarter facilities; freight expenses associated with moving merchandise from the Company’s distribution centers to its retail stores, and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; and other administrative costs. Depreciation and amortization and preopening expenses are not included in S,G&A. The classification of these expenses varies across the retail industry.

The Company achieved leverage in credit for both the quarter and year-to-date periods. Stores, advertising and distribution centers did not leverage for either period primarily due to lower sales, the Company’s desire to maintain a positive customer in-store experience and incremental marketing expenses associated with the launch of new brand initiatives and new store openings. These increases were partially offset by lower incentive compensation expenses.

	November 3, 2007	October 28, 2006	Increase
			$	%
	(Dollars in Thousands)
Depreciation and amortization:
Quarter	$115,207	$94,318	$20,889	22.1%
Year-to-date	326,041	283,695	42,346	14.9

The increases in depreciation and amortization for both the quarter and year-to-date periods are primarily attributable to the addition of new stores and the mix of owned compared to leased stores. Depreciation on remodels and the Company’s new point of sale system also contributed to the increases.

	November 3, 2007	October 28, 2006	Increase
			$	%
	(Dollars in Thousands)
Preopening expenses:
Quarter	$38,255	$28,521	$9,734	34.1%
Year-to-date	55,592	47,580	8,012	16.8

Preopening expenses are expensed as incurred and represent the costs associated with new store openings including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expenses. The average cost per store fluctuates based on the mix of stores opened in new markets compared to existing markets, with new markets being more expensive. The Company opened 112 stores in 2007, including 17 in the first quarter, 80 in the third quarter and 15 in November. In 2006, the Company opened 85 stores, including 17 in the first quarter, 65 in the third quarter and three in November. The increase in preopening expenses is due to the increase in the number of stores opened. This increase was partially offset by a lower average cost per store due to shifting more advertising to the post-grand opening period and to an increase in the percentage of stores which were opened in existing markets rather than new markets.

Operating Income

	November 3, 2007	October 28, 2006	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Operating income:
Quarter	$330,863	$369,384	$(38,521)	(10.4)%
Year-to-date	1,120,673	1,027,017	93,656	9.1

Operating income as a percent of net sales:
Quarter	8.6%	10.1%	—	—
Year-to-date	10.2	10.1	—	—

As a result of the above factors, operating income as a percent of net sales was 8.6% for the three months ended November 3, 2007 compared to 10.1% for the three months ended October 28, 2006. For the nine month periods, operating income as a percent of net sales was 10.2% for 2007 compared to 10.1% for 2006.

Interest Expense, Net

	November 3, 2007	October 28, 2006	Increase
			$	%
	(Dollars in Thousands)
Interest expense, net:
Quarter	$18,708	$10,189	$8,519	83.6%
Year-to-date	39,396	30,395	9,001	29.6

The increase in net interest expense in both periods was primarily due to higher outstanding debt balances including both advances on the Company’s short-term credit facilities and $1 billion in new debt that was issued in September 2007. Lower interest income on investments also contributed to the increase as the Company used proceeds from the 2007 debt issuance and the 2006 sale of the Company’s credit card portfolio to fund stock repurchases. These increases were partially offset by higher capitalized interest due to increased capital expenditures.

Provision for Income Taxes

	November 3, 2007	October 28, 2006	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Provision for income taxes:
Quarter	$118,150	$134,699	$(16,549)	(12.3)%
Year-to-date	409,095	372,524	36,571	9.8

The Company’s effective tax rate was 37.8% for the three months ended November 3, 2007 compared to 37.5% for the three months ended October 28, 2006. For the nine month periods, the effective tax rate was 37.8% for 2007 and 37.4% for 2006. The increases in the effective tax rates are primarily due to a decrease in the amount of tax exempt interest earned in 2007 compared to 2006 and a shift in the mix of new stores in certain jurisdictions.

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

	Nine Months Ended
	November 3, 2007	October 28, 2006	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$374,276	$2,390,623	$(2,016,347)	(84.3)%
Investing activities	(901,215)	(1,127,282)	226,067	20.1
Financing activities	632,755	(1,191,494)	1,824,249	153.1

Operating Activities. The decrease in cash flow provided by operations was primarily due to the cash proceeds of $1.6 billion received by the Company in April 2006 in conjunction with the sale of its billion proprietary credit card portfolio. The primary use of operating cash flow for the nine months ended November 3, 2007 was an increase in merchandise inventories of $1.3 billion. The primary sources of operating cash flow in 2007 were an $860.3 million increase in accounts payable and accrued and other long-term liabilities. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Merchandise inventories increased $673.7 million, or 20.8%, from the October 28, 2006 balance primarily due to the increase in the number of stores. On an average per store basis, merchandise inventories at November 3, 2007 increased 7.6% from October 28, 2006. After adjusting the October 2006 balance for the calendar shift resulting from the 53rd week in 2006, average inventory per store increased approximately 2% partially due to increased penetration of private and exclusive brands. Compared to February 3, 2007, merchandise inventories at November 3, 2007 increased $1.3 billion, or 51.6%, due to normal business seasonality, the opening of 112 new stores (including 15 opened in November 2007) and increased shipments of import merchandise.

Accounts payable at November 3, 2007 increased $60.1 million from October 28, 2006 and $774.5 million from February 3, 2007. Accounts payable as a percent of inventory was 43.7% at November 3, 2007, compared to 51.0% at October 28, 2006, reflecting reduced receipts as a result of lower than expected sales.

Key financial ratios that provide certain measures of the Company’s liquidity are as follows:

	November 3, 2007	February 3, 2007	October 28, 2006
Working capital (In Thousands)	$1,702,894	$1,482,382	$1,487,115
Current ratio	1.62:1	1.78:1	1.61:1
Debt/capitalization	27.7%	15.9%	15.9%

The increase in working capital and the current ratio as of November 3, 2007 compared to October 28, 2006 was primarily due to higher inventories, partially offset by lower investments and higher short-term debt. The increase in the debt/capitalization ratio represents higher debt levels, partially offset by higher capitalization. The higher debt levels reflect the $1 billion of long-term notes that were issued in September 2007, as well as draws on short-term credit facilities. The higher capitalization is the result of earnings and stock option exercises, partially offset by share repurchases.

Investing Activities. The decrease in net cash used in investing activities reflects the net impact of short-term investing activities, partially offset by higher capital expenditures. Net short-term investment activity generated $405.6 million in proceeds in 2007 which were primarily used to repurchase common stock. In 2006, net short-term investment activity resulted in a use of funds of $158.9 million as investment of proceeds from the private label credit card transaction on April 21, 2006 exceeded cash used to repurchase common stock.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $1.3 billion for the nine months ended November 3, 2007, a $367.6 million increase over the comparable prior year period primarily due to an increase in the number of stores opened in 2007 compared to 2006. An increase in the number of remodels and investments in technology, including point-of-sale system, also contributed to the increase. Total capital expenditures for fiscal 2007 are expected to be approximately $1.6 billion. The actual amount of the Company’s future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings.

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

On September 28, 2007, the Company issued $1 billion of long-term debt which included $650 million aggregate principal amount of 6.25% Notes due 2017 and $350 million aggregate principal amount of 6.875% Notes due 2037. Interest-only payments are due semi-annually beginning on June 15, 2008. The debt is subject to various customary covenants including the maintenance of various financial ratios. The proceeds from this issuance will be used to repurchase stock and for other general corporate needs.

The Company has various facilities upon which it may draw funds including a $900 million senior unsecured revolving facility, two demand notes with availability of $50 million and a $90 million swing line. As of November 3, 2007, outstanding balances on these short-term credit facilities totaled $170.0 million. Weighted-average borrowings under these facilities were $167.9 million for the quarter and $70.9 million year-to-date.

The Company completed its 2006 $2.0 billion share repurchase program in the second quarter of 2007, purchasing 5.3 million shares for $373 million at an average price of approximately $70 per share in the quarter ended August 4, 2007. Since announcing the plan in April 2006, the Company purchased 32.8 million shares at an average price of approximately $61 per share.

In September 2007, the Company’s board of directors authorized a $2.5 billion share repurchase program which is intended to return excess capital to the Company’s shareholders. The Company expects to execute this share repurchase program primarily in open market transactions, subject to market conditions, and expects to complete the program over the next three years. Funding for the new program will be from operating cash flow as well as the $1 billion in long-term debt financing issued in September 2007 and, therefore, is not expected to have a significant impact on the Company’s short or long-term liquidity. The Company repurchased 4.2 million shares for approximately $240 million at an average price of $56.50 per share in the current quarter.

The Company also acquires shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s restricted stock. Such shares are then designated as treasury shares.

Contractual Obligations

The Company issued $1 billion of long-term debt during the current quarter. Contractual maturities of the Company’s long-term debt and the related interest costs as of November 3, 2007 are as follows:

	Less than 1 Year (Q4 2007)	1 - 3 Years (2008 - 2010)	3-5 Years (2011 - 2013)	More than 5 Years
	(In Thousands)
Long-term debt, including related interest costs of $2.2 billion	$17,546	$384,223	$719,913	$2,957,950

There have been no other significant changes in the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007.

The Company adopted the provisions of FIN 48 on February 4, 2007 and the related liability for unrecognized tax benefits was $52.6 million. Although payment of such amounts in future periods could affect liquidity and cash flows, the Company is currently unable to reasonably estimate the period of cash settlement.

The Company’s various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require the Company to meet certain financial tests. As of November 3, 2007, the Company was in compliance with all financial covenants of the debt agreements and expects to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of November 3, 2007.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s reports is recorded, processed, summarized and reported within the specified time periods and are also effective in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to management, including the Company’s principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

During the quarter ended November 3, 2007, the Company did not sell any securities which were not registered under the Securities Act.

In September 2007, the Company’s board of directors authorized a $2.5 billion share repurchase program. The Company expects to execute this share repurchase program primarily in open market transactions, subject to market conditions, and expects to complete the program over the next three years. Funding for the new program will be from operating cash flow as well as the $1 billion in long-term debt issued in September 2007.

The following table contains information for both shares repurchased pursuant to the Company’s repurchase program and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended November 3, 2007:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
Aug. 5 – Sept. 1, 2007	1,467	$57.99	—	—
Sept. 2 – Oct. 6, 2007	643	59.03	—	$2,500,000
Oct. 7 – Nov. 3, 2007	4,212,120	56.50	4,212,120	2,262,000

Total	4,214,230	$56.50	4,212,120	$2,262,000

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Kohl’s Corporation incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 14, 2007

4.1	Fourth Supplemental Indenture between the Company and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 25, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 7, 2007	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery
Chief Executive Officer and Director

Date: December 7, 2007	/s/ Wesley S. McDonald
Wesley S. McDonald
Chief Financial Officer