Form 10-K
period 2008-02-02
KOHLS CORPORATION
filed 2008-03-21
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     X     Accelerated filer              Non-accelerated filer              (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                 No     X    .

At August 4, 2007, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $18,215,000,000 (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 5, 2008, the Registrant had outstanding an aggregate of 308,921,329 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 30, 2008 are incorporated into Parts II and III.

PART I

Item 1. Business

Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. We operate family-oriented, department stores that sell moderately priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our stores feature quality exclusive brands which are found “Only at Kohl’s” as well as national brands. Our apparel and home fashions appeal to classic, updated and contemporary customers. As of February 2, 2008, we operated 929 stores in 47 states.

In addition, Kohl’s offers on-line shopping on our website. Designed as an added service for customers who prefer to shop from their homes, the website offers key items, best selling family apparel and home merchandise. During 2007, we expanded our on-line offerings to include additional items which can also be purchased in our stores as well as items which are not generally available in our stores, such as furniture and certain electronics. The website is designed to provide an easy-to-navigate, on-line shopping environment that complements our in-store focus on convenience.

An important aspect of our pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are our unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies which are the result of centralized buying, advertising and distribution.

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2007 (“2007”) ended on February 2, 2008 and was a 52-week year. Fiscal year 2006 (“2006”) ended on February 3, 2007 and was a 53-week year. Fiscal year 2005 (“2005”) ended on January 28, 2006 and was a 52-week year.

Strategic Initiatives

Management believes that its four strategic initiatives are keys to achieving future success. These initiatives focus on merchandise content, marketing, inventory management and the in-store shopping experience.

Our merchandise content initiatives are focused on increasing market share by expanding Kohl’s appeal to a broader range of customers. In 2007, we launched the highly-anticipated Simply Vera Vera Wang brand across multiple departments in our stores, including women’s, jewelry, accessories, intimate apparel and soft home. We also launched the Food Network branded line of home goods in Kohl’s stores nationwide in 2007. This collection includes cookware, dinnerware, kitchen gadgets, cutlery, food storage, pantry ware, kitchen electrics and home textiles. New brand launches in 2008 are expected to include:

•	Jumping Beans, our classic opening price point brand in the children’s category

•	Bobby Flay, an expansion of the Food Network brand with celebrity talent, featuring Mediterranean influences, bold colors and rich textures

•	FILA Sport, performance and leisure apparel, footwear and accessories for women, men and children

•	Expansion of ELLE to all stores in the Spring

•	Abbey Dawn, a new juniors’ lifestyle brand by award-winning singer/songwriter Avril Lavigne

In January 2008, we announced a licensing agreement with Liz Claiborne naming Kohl’s as the exclusive U.S. retailer for the Dana Buchman brand on a wide variety of merchandise. This classic lifestyle brand will span several categories, including women’s apparel, intimate apparel, accessories, and footwear and is expected to be available in Spring 2009. Ultimately, the brand may extend into home, beauty and fragrance categories.

Our marketing initiatives are designed to differentiate Kohl’s in the marketplace while maximizing the return on our marketing investment. We focused our 2007 efforts on encouraging our customer to explore the store to increase the number of areas of our store that she shops for her family and herself. We also continued the “Only at Kohls” theme in 2007, not only focusing on private brands but also nationally recognized brands found only at Kohl’s.

Our inventory management initiatives are designed to ensure that we have the right inventory, in the right stores, at the right time. Size optimization is focused on ensuring that each of our individual stores has inventory in the correct style, color and size. In 2007, we completely redesigned our clearance process when we implemented our markdown optimization program. Markdown optimization is focused on pricing clearance items at the appropriate price for each location’s inventory and sales history.

Another important inventory management initiative is to increase our speed-to-market through our concept-to-customer strategy. Our goal is to reduce our average product cycle time from 40 weeks to 25 weeks during 2009 for most products. Brands requiring “fast-fashion” such as ELLE will be developed in as little as 12-16 weeks.

The objective of our in-store shopping experience initiatives is to satisfy the changing needs and expectations of our customers. Practical, easy shopping is about convenience. At Kohl’s, convenience begins before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include convenient parking, easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. Our new point-of-sale (“POS”) system was installed in all stores in 2007. The face-to-face customer interaction, touch screens, signature capture, customer display and other features of the new POS system are improving time-in-line resulting in a modern, efficient and improved customer experience. Though our stores have fewer departments than traditional, full-line department stores, the physical layout of the store and our focus on strong in-stock position in color and size is aimed at providing a convenient shopping experience for an increasingly time-starved customer.

In 2006, we introduced a new “innovation” store design to make our stores more visually exciting and easier to shop. Enhancements included new and updated exteriors; improved fitting rooms, lounges, restrooms and customer service areas; and specialty fixturing including new residential-styled home hutches. In 2007, we updated the junior’s area with trendy concrete flooring, a fun lounge area, full wardrobe strikepoints and additional cross-shopping opportunities; redesigned our center core to improve sightlines throughout the store; and introduced upgraded fixturing in handbags, fashion accessories and intimate apparel. Visual enhancements in 2007 included the Simply Vera Vera Wang, Chaps Home and Food Network launches, strikepoints in men’s, junior’s and bedding, upgraded fixturing, and wayfinding and directional signage.

For discussion of our financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expansion

Our expansion strategy is designed to achieve profitable growth. Since 1992, we have expanded from 79 stores located only in the Midwest to 943 stores in 47 states across the continental United States.

		At Fiscal Year End				At March 2008
Region	States	1992	2002	2006	2007
Midwest	IA, IL, IN, MI, MN, ND, NE, OH, SD, WI	79	196	260	275	275
Mid-Atlantic	DE, MD, PA, VA, WV	—	57	85	93	95
Northeast	CT, MA, ME, NH, NJ, NY, RI, VT	—	77	124	132	132
Northwest	OR, WA, ID, WY	—	—	10	27	28
South Central	AR, KS, LA, MO, OK, TX	—	67	106	127	127
Southeast	AL, FL, GA, KY, MS, NC, SC, TN	—	49	100	125	133
Southwest	AZ, CA, CO, NM, NV, UT	—	11	132	150	153

Total		79	457	817	929	943

In 2007, we successfully opened 112 new stores, including eight stores in both the Mid-Atlantic and Northeast regions, 15 stores in the Midwest region, 17 stores in the Northwest region, 18 stores in the Southwest region, 21 stores in the South Central region and 25 stores in the Southeast region.

The Kohl’s concept has proven to be transferable to markets across the country. New market entries are supported by extensive advertising and promotions which are designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, we have been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 929 stores we operated as of February 2, 2008, 199 are take-over locations, which facilitated our initial entry into several markets including Chicago, Detroit, Minneapolis, Columbus, Boston, Philadelphia, St. Louis, the New York region, Hartford/New Haven, Portland and Seattle. Once a new market is established, we add additional existing stores to further strengthen market share and enhance profitability.

As of February 2, 2008, we operated stores in the following large and intermediate sized markets:

	Number of stores		Number of stores
Greater New York metropolitan area	57	Cleveland/Akron	18
Chicago	48	Phoenix	18
Los Angeles	39	Denver	17
Greater Philadelphia metropolitan area	34	Houston	16
Dallas/Fort Worth	25	Indianapolis	16
Atlanta	23	San Francisco	16
Boston	23	Columbus	14
Detroit Washington DC	23 22	Sacramento St. Louis	13 13
Milwaukee Minneapolis / St. Paul	21 21	Hartford / New Haven Kansas City	12 10

Our typical, or “prototype,” store has 88,000 gross square feet of retail space and serves trade areas of 150,000-200,000 people. Most small stores are 68,000 square feet and serve trade areas of 100,000 to 150,000 people. Our urban stores, currently located in the New York and Chicago markets, serve very densely populated areas of up to 500,000 people and are larger than our prototype store, averaging approximately 125,000 gross square feet of retail space.

The following table summarizes our stores by type:

	2002	2006	2007
Prototype	453	778	863
Small	4	35	62
Urban	—	4	4

	457	817	929

As we continue to grow, we remain focused on providing the solid infrastructure needed to ensure consistent, low-cost execution. We proactively invest in distribution capacity and regional management to facilitate growth in new and existing markets. Our central merchandising organization tailors merchandise assortments to reflect regional climates and preferences. Management information systems support our low cost culture by enhancing productivity and providing the information needed to make key merchandising decisions.

We believe the transferability of the Kohl’s retailing strategy, our experience in acquiring and converting pre-existing stores and in building new stores, combined with our substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion. New stores will include a combination of prototype, small and urban stores in a blend of new and existing markets across all regions of the country.

Distribution

We receive substantially all of our merchandise at nine distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week. We also operate a 940,000 square foot fulfillment center in Monroe, Ohio that services our e-commerce business. In 2007, the fulfillment center was expanded by over 400,000 square feet to support our e-commerce sales growth.

Employees

As of February 2, 2008, we employed approximately 125,000 associates, including approximately 26,000 full-time and 99,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.

Competition

The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. Our primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. Our specific competitors vary from market to market.

Merchandise Vendors

We purchase merchandise from numerous domestic and foreign suppliers and our Terms of Engagement apply to all of our Business Partners. Our Terms of Engagement set forth the basic minimum requirements Business Partners must meet in order to do business with Kohl’s, including provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting and corrective action. Our expectation is that all Business Partners will comply with these Terms of Engagement and quickly remediate any deficiencies, if noted, in order to maintain our business relationship. None of our suppliers accounted for more than 5% of our net purchases during 2007. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences. The majority of our sales and income are typically realized during the last half of each fiscal year. The back-to-school season extends from August through September and represents approximately 15% of our annual sales. Approximately 30% of our sales occur during the holiday season in the months of November and December. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

Trademarks and Service Marks

The name “Kohl’s” is a registered service mark of one of our wholly owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 100 additional registered trademarks, trade names and service marks, most of which are used in our private label program.

Available Information

Our internet website is www.kohls.com. Through the “Investor Relations-Financial Links-SEC Filings” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Our Corporate Governance Guidelines; Charters of our Board of Directors’ Audit Committee, Compensation Committee and Governance & Nominating Committee; and Code of Ethical Standards and Responsibility have also been posted on our website, under the caption “Investor Relations-Corporate Governance.” Any amendment to or waiver from the provisions of the Code of Ethical Standards and Responsibility that are applicable to our Chief Executive Officer, Chief Financial Officer or other key finance associates will be disclosed on the “Corporate Governance” portion of the website.

Information contained on our website is not part of this Annual Report on Form 10-K. The materials listed above will be provided without charge to any shareholder submitting a written request to our Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051.

Item 1A. Risk Factors

Forward Looking Statements

Items 1, 2, 3, 5, 7 and 7A of this Form 10-K contain “forward-looking statements,” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “may,” “intends,” “will,” “should,” “expects” and similar expressions are intended to identify forward-looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligations to update them.

General economic conditions affect our business.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy or an uncertain economic outlook could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

The highly competitive retail environment could adversely affect our operating results.

The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. Those competitors, some of which have a greater market presence than Kohl’s, include traditional store-based retailers, internet and catalog businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect our performance.

Our sales depend on consumer preferences and, increasingly, on fashion trends.

Our business is dependent on our ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyle decisions could create inventory imbalances and adversely affect our performance and long-term relationships with our customers. Additionally, failure to accurately predict changing consumer tastes may result in excess inventory, which could result in additional markdowns and adversely affect our operating results.

Capital efficiency and proper allocation.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on inventory, capital projects and expenses, managing debt levels, and returning value to our shareholders through share repurchases. To a large degree, capital efficiency reflects how well we manage our other key risks. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, we may fail to continue to produce similar financial results and we may experience a reduction in shareholder value.

Changes in our credit card operations could adversely affect our operating results.

Our credit card operations facilitate sales in our stores and generate additional revenue from fees related to extending credit. Our ability to extend credit to our customers depends on many factors including compliance with federal and state banking and consumer protection laws, any of which may change from time to time. Changes in credit card use, payment patterns and default rates may result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely impact our ability to extend credit and collect payments could negatively affect our results.

In April 2006, we completed the sale of our private label credit card accounts and the outstanding balances associated with the accounts. As a result of the sale, the credit card operations are now subject to numerous federal laws that impose disclosure requirements upon the origination, servicing and enforcement of credit accounts and limitations on the maximum amount of finance charges that may be charged by a provider. The effect of these regulations or any changes in regulations of credit agreements could affect our results.

Weather conditions can materially affect our operating results.

Because a significant portion of our business is apparel and subject to weather conditions in our markets, our operating results may be unexpectedly and adversely affected. Frequent or unusually heavy snow, ice or rain storms or extended periods of unseasonable temperatures in our markets could adversely affect our performance by affecting consumer shopping patterns or diminishing demand for seasonal merchandise.

Our business is seasonal.

Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons. This seasonality causes our operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of our common stock.

Our success is dependent on our ability to source merchandise in a timely and cost-effective manner.

The merchandise we sell is sourced from a wide variety of domestic and international vendors. All of our vendors must comply with applicable laws and our required standards of conduct. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond our control and could adversely impact our performance.

Our success is dependent on our ability to attract and retain quality employees.

Our performance is dependent on attracting and retaining a large and growing number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance.

Our inability to open new stores could adversely affect our operating results.

Our plan to continue to increase the number of our stores will depend in part upon the availability of existing retail stores or store sites on acceptable terms. Increases in real estate, construction and development costs could limit our growth opportunities and affect our return on investment. There can be no assurance that such stores or sites will be available for purchase or lease, or that they will be available on acceptable terms. If we are unable to grow our retail business, our financial performance could be adversely affected.

Regulatory and litigation developments could adversely affect our business.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. We continually monitor the state and federal employment law environment for developments that may adversely impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business and or loss of employee morale. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Our business and reputation are linked with our proprietary brands.

We develop and promote private and exclusive brands that have generated national recognition. Reputational damages incurred to the private and exclusive label brand names may generate negative customer sentiment, potentially resulting in a reduction in sales, earnings, and thus shareholder value.

Disruptions in our information systems could adversely affect our operating results.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. We also generate sales though the operations of our kohls.com website. We possess offsite recovery capabilities for our information systems. The failure of our information systems to perform as designed could disrupt our business and harm sales and profitability.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of our computer system or otherwise, could severely harm our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

As of February 2, 2008, we operated 929 stores in 47 states, including 664 which are located in strip shopping centers, 64 in community and regional malls and 201 free standing units. Of our stores, 861 are one-story facilities and 68 are multi-story facilities. The mix of store ownership is detailed below:

	2007		2006
	Number of stores	%	Number of stores	%
Owned stores	327	35%	265	33%
Leased stores	388	42	369	45
Ground lease stores	214	23	183	22

	929	100%	817	100%

Our typical lease has an initial term of 20-25 years and two to eight renewal options for consecutive five or ten-year extension terms. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately 24% of the leases provide for additional rent based on a percentage of sales over designated levels.

	Number of Stores at February 2, 2008	Retail Square Footage
California	88	6,893,267
Texas	73	5,410,885
Illinois	59	4,599,174
Ohio	55	4,105,222
New York	44	3,410,774
Michigan	44	3,276,533
Pennsylvania	40	2,968,506
Wisconsin	37	2,736,918
New Jersey	34	2,629,264
Indiana	33	2,442,326
Georgia	28	2,086,943
Virginia	25	1,879,214
Minnesota	24	1,853,226
Florida	23	1,738,188
Missouri	23	1,725,848
North Carolina	23	1,709,430
Colorado	22	1,697,653
Massachusetts	21	1,681,657
Arizona	22	1,675,850
Connecticut	17	1,294,181
Maryland	16	1,240,073
Tennessee	17	1,216,249
Kentucky	12	898,532
Washington	13	881,742
Iowa	12	827,294
South Carolina	11	808,287
Oklahoma	9	667,888
Kansas	9	662,811
Nevada	8	611,204
Oregon	9	593,496
Arkansas	8	571,658
New Hampshire	8	566,573
Utah	7	529,300
Alabama	7	508,922
West Virginia	7	502,750
Nebraska	6	418,537
Delaware	5	398,563
Maine	5	388,153
Mississippi	4	302,284
Louisiana	4	290,775
Idaho	4	269,226
New Mexico	4	249,294
North Dakota	3	217,330
South Dakota	2	168,930
Rhode Island	2	154,815
Vermont	1	77,302
Wyoming	1	52,412

Total	929	69,889,459

The following table summarizes key information about each of our distribution centers.

Location	Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Menomonee Falls, Wisconsin	1981	530,000	Illinois, Wisconsin	90
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana,	125
Winchester, Virginia	1997	420,000	Pennsylvania, Virginia, Maryland, Delaware, West Virginia	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Iowa, Kansas, Nebraska, North Dakota, South Dakota, Wyoming	105
Corsicana, Texas	2001	540,000	Texas, Oklahoma, Arkansas, Mississippi, Louisiana	110
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	140
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah, New Mexico	110
Macon, Georgia	2005	560,000	Alabama, Tennessee, Georgia, South Carolina, Florida, Kentucky, North Carolina	125
Patterson, California	2006	360,000	California, Oregon, Washington, Idaho	110

We own our corporate headquarters in Menomonee Falls, Wisconsin, our e-commerce fulfillment center in Monroe, Ohio and all of our distribution centers except Corsicana, Texas, which is leased. In 2008, we plan to open a new distribution center in Ottawa, Illinois. We will own this 330,000 square foot facility. It is designed to provide distribution for approximately 150 stores.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to our ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

Our Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange for each quarter in 2007 and 2006.

	Price Range
	High	Low
2007
Fourth Quarter	$52.85	$37.89
Third Quarter	63.96	51.84
Second Quarter	76.59	57.32
First Quarter	79.55	65.56

2006
Fourth Quarter	$75.52	$65.84
Third Quarter	74.41	55.56
Second Quarter	60.00	52.74
First Quarter	56.45	43.97

(b) Holders

At March 5, 2008, there were 5,249 record holders of our Common Stock.

(c) Dividends

We have never paid a cash dividend and have no current plans to pay dividends on our Common Stock. The payment of future dividends, if any, will be determined by our Board of Directors in light of existing business conditions, including our earnings, financial condition and requirements, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our April 30, 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(e) Performance Graph

The graph below compares our cumulative five-year stockholder return to that of the Standard & Poor’s 500 Index and the S&P 500 Department Stores Index. The S&P 500 Department Stores Index was calculated by Standard & Poor’s Investment Services and includes Kohl’s; JCPenney Company, Inc.; Dillard’s, Inc.; Macy’s, Inc.; Nordstrom Inc.; and Sears Holding Corporation.

The graph assumes investment of $100 on February 1, 2003 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

	Feb. 1, 2003	Jan. 31, 2004	Jan. 29, 2005	Jan. 28, 2006	Feb. 3, 2007	Feb. 2, 2008
Kohl’s Corporation	$100.00	$84.59	$87.11	$84.40	$139.68	$87.70
S&P 500 Index	100.00	134.57	141.76	158.24	181.97	178.69
S&P 500 Department Stores Index	100.00	136.37	160.59	187.51	269.68	172.19

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities during 2007 which were not registered under the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the second quarter of 2007, we completed our $2 billion share repurchase program, which was announced in March 2006. The share repurchase program was executed in open market transactions.

In September 2007, our Board of Directors authorized a new $2.5 billion share repurchase program. We expect to execute this share repurchase program primarily in open market transactions, subject to market conditions, and expect to complete the program by the end of fiscal 2010. Funding for the new program will be from operating cash flow as well as the $1 billion in long-term debt issued in September 2007.

The following table contains information for both shares repurchased pursuant to our repurchase program and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 2, 2008:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
Nov. 4 – Dec. 1, 2007	82	$49.28	—	$2,262,000
Dec. 2, 2007 – Jan. 5, 2008	864,008	44.52	855,100	2,224,000
Jan. 6 – Feb. 2, 2008	2,350,828	41.08	2,341,800	2,128,000

Total	3,214,918	$42.00	3,196,900	$2,128,000

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Operations and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share and Per Square Foot Data)
Statement of Operations Data:
Net sales	$16,473,734	$15,596,910	$13,444,397	$11,740,364	$10,311,902
Cost of merchandise sold	10,459,549	9,922,073	8,664,077	7,610,967	6,906,098

Gross margin	6,014,185	5,674,837	4,780,320	4,129,397	3,405,804
Selling, general and administrative expenses	3,696,841	3,422,600	2,980,853	2,598,766	2,167,773
Depreciation and amortization	452,145	387,674	338,916	288,173	239,558
Preopening expenses	60,722	49,762	44,370	49,131	47,029

Operating income	1,804,477	1,814,801	1,416,181	1,193,327	951,444
Interest expense, net	62,416	40,356	70,391	62,452	72,931

Income before income taxes	1,742,061	1,774,445	1,345,790	1,130,875	878,513
Provision for income taxes	658,210	665,764	503,830	427,474	332,050

Net income	$1,083,851	$1,108,681	$841,960	$703,401	$546,463

Net income per share:
Basic	$3.41	$3.34	$2.45	$2.06	$1.61
Diluted	$3.39	$3.31	$2.43	$2.04	$1.59
Operating Data:
Comparable store sales growth (a)	(0.8%)	5.9%	3.4%	0.3%	(1.6%)
Net sales per selling square foot (b)	$249	$256	$252	$255	$268
Total square feet of selling space (end of period)	69,889	62,357	56,625	49,201	41,447
Number of stores open (end of period)	929	817	732	637	542
Return on average shareholders’ equity	18.5%	19.2%	15.3%	15.2%	14.1%
Balance Sheet Data (end of period):
Working capital	$1,952,441	$1,482,382	$2,519,642	$2,187,364	$1,902,280
Property and equipment, net	6,509,819	5,352,974	4,616,303	4,062,942	3,390,122
Total assets	10,560,082	9,034,024	9,145,642	7,972,806	6,684,237
Long-term debt and capital leases	2,051,875	1,040,057	1,046,104	1,103,441	1,075,973
Shareholders’ equity	6,101,603	5,603,395	5,957,338	5,033,898	4,211,523

(a)

Comparable store sales growth is based on sales for stores (including e-commerce sales and relocated or expanded stores) which were open throughout both the full current and prior year periods. Fiscal 2006 was a 53-week year. Comparable store sales growth for 2006 is presented for the 52-weeks ended January 27, 2007 and excludes approximately $200 million in sales which were earned in the 53rd week of that year.

(b)

Net sales per selling square foot is calculated using net sales of stores that have been open for the full year divided by their square footage of selling space. The 2006 net sales per square foot calculation excludes the impact of the 53rd week.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Total net sales for 2007 were $16.5 billion, a 5.6% increase over 2006. Comparable store sales decreased 0.8% as the result of a 1.4% decrease in the number of transactions per store, partially offset by a 0.6% increase in average transaction value. Accessories reported the strongest comparable store sales with strength in beauty and jewelry. The Northeast region led our comparable store sales for 2007.

Net income for 2007 was $1.1 billion, or $3.39 per diluted share, compared with $1.1 billion or $3.31 per diluted share for 2006 and $0.8 billion, or $2.43 per diluted share, for 2005.

In 2007, we successfully opened 112 new stores, including eight stores in both the Mid-Atlantic and Northeast regions, 15 stores in the Midwest region, 17 stores in the Northwest region, 18 stores in the Southwest region, 21 stores in the South Central region and 25 stores in the Southeast region. As of year-end 2007, we operated 929 stores in 47 states.

Our capital structure is well positioned to continue to support our expansion plans. Internally generated cash flows will continue to be our primary source of the funding required for future growth. In addition, as of March 18, 2008, we had long-term debt ratings of Baa1 by Moody’s and BBB+ by both Standard and Poor’s and Fitch.

On September 28, 2007, we issued $1 billion of long-term debt, which included $650 million in aggregate principal amount of our 6.25% Notes due 2017 and $350 million in aggregate principal amount of our 6.875% Notes due 2037. Interest-only payments are due on these notes semi-annually on June 15 and December 15 beginning on June 15, 2008. The notes are subject to various customary covenants. We have used a portion of the proceeds and intend to use the remaining proceeds from this issuance for general corporate purposes, which will include funding our share repurchase program.

We completed our $2 billion share repurchase program in the second quarter of 2007. Since announcing that program in April 2006, we purchased 32.8 million shares at an average price of approximately $61 per share. In September 2007, our Board of Directors authorized a new $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. We expect to execute this share repurchase program primarily in open market transactions, subject to market conditions, and expect to complete the program by the end of fiscal 2010. Funding for the new program will be from operating cash flow as well as the proceeds from the notes issued in September 2007 and, therefore, is not expected to have a significant impact on our short or long-term liquidity. During 2007, we repurchased a total of 12.7 million shares under both programs for approximately $745 million at an average price of $58.50 per share.

For 2008, we expect a total sales increase of 5% – 8%, comparable store sales decrease of 0 – 3% and a gross margin increase of 0 – 20 basis points. We also expect selling, general and administrative expenses to increase 9 – 10 percent for the year. Achieving these expectations would result in earnings per diluted share of $3.15 to $3.50 for the year.

Results of Operations

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2007 (“2007”) ended on February 2, 2008 and was a 52-week year. Fiscal year 2006 (“2006”) ended on February 3, 2007 and was a 53-week year. Fiscal year 2005 (“2005”) ended on January 28, 2006 and was a 52-week year.

Net sales.

	2007	2006	2005
Net sales (in thousands)	$16,473,734	$15,596,910	$13,444,397
Number of stores:
Open at end of period	929	817	732
Comparable stores (a)	733	637	542
Sales growth:
All stores	5.6%	16.0%	14.9%
Comparable stores (a)	(0.8%)	5.9%	3.4%
Net sales per selling square foot (b)	$249	$256	$252

(a)

Comparable stores sales growth is based on sales for stores (including e-commerce sales and relocated or expanded stores) which were open throughout both the full current and prior year periods. Fiscal 2006 was a 53-week year. Comparable store sales growth for 2006 is presented for the 52-weeks ended January 27, 2007 and excludes approximately $200 million in sales which were earned in the 53rd week of that year.

(b)	Net sales per selling square foot is based on comparable stores, excluding e-commerce. Fiscal 2006 excludes the impact of the 53rd week.

Net sales for 2007 increased $876.8 million, or 5.6%, over 2006. New stores contributed $998.4 million to the increase in net sales over the prior year. Comparable store sales decreased $121.6 million, or 0.8%, as the result of a 1.4% decrease in the number of transactions per store, partially offset by a 0.6% increase in average transaction value. We opened 112 new stores in 2007, 85 stores in 2006 and 95 stores in 2005. As we open new stores, especially in existing markets, sales may be taken away from existing stores. We estimate that opening new stores in existing markets negatively impacted comparable store sales by approximately 1% in 2007.

From a line of business perspective, Accessories reported the strongest comparable store sales with strength in beauty and jewelry. Men’s and Footwear outperformed the company for the year, while Women’s and Home trailed the company. Children’s trend to the company improved substantially in the fourth quarter, however, finished the year still trailing the company.

The Northeast region led our comparable store sales for 2007. E-commerce sales increased 30.9% to $240.5 million for 2007 as we continue to expand the selections offered on-line.

For 2006, net sales increased $2.2 billion, or 16.0%, over 2005. Net sales increased $1.2 billion due to the opening of 85 new stores in 2006 and to the inclusion of a full year of operating results for the 95 stores opened in 2005. Comparable store sales increased $736.2 million, or 5.9%, in 2006 and the remaining increase in net sales was due to the 53rd week. The comparable store sales increase was driven by a 3.8% increase in the number of transactions and a 2.1% increase in the average transaction value. All areas of the business had positive sales results with the Men’s and Home businesses having the strongest sales performance. All regions had positive comparable sales increases. The Southwest region had the strongest comparable store sales performance.

Our merchandise mix has remained relatively constant over the last three years, as reflected in the table below:

	2007	2006	2005
Women’s	32.6%	32.6%	32.6%
Men’s	18.8	18.8	18.6
Home	18.5	18.5	18.4
Children’s	12.7	12.9	13.0
Accessories	9.3	9.1	9.2
Footwear	8.1	8.1	8.2

Gross margin.

	2007	2006	2005
	(Dollars in Thousands)
Gross margin	$6,014,185	$5,674,837	$4,780,320
As a percent of net sales	36.5%	36.4%	35.6%

Gross margin includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping and handling expenses of e-commerce sales and terms cash discount. Our gross margin may not be comparable with that of other retailers because we include distribution center costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.

Gross margin for 2007 increased $339.3 million, or 6.0%, over 2006. The improvement in gross margin as a percent of net sales for 2007 compared to 2006 was driven by the continued impact of our merchandise and inventory management initiatives, improved markup and shortage results, the adoption of our markdown optimization systems, and increased penetration of private and exclusive brands. Sales of private and exclusive brands reached 39.2% of net sales for 2007, an increase of over 300 basis points over 2006.

Gross margin for 2006 increased $894.5 million over 2005. Gross margin increased $437.7 million due to the opening of 85 new stores in 2006 and to the inclusion of a full year of operating results for the 95 stores opened in 2005. Comparable store gross margin increased $456.8 million. The improvement in gross margin was related to improvement in markup, inventory shortage, inventory management and better receipt flow across all store volume levels. Gross margin was also helped by increased penetration of private and exclusive brands. Private and exclusive brands increased to 35.8% of sales for 2006 from 30.0% for 2005. All lines of business experienced gross margin rate increases and the largest contributor to the gross margin rate increase was Women’s. In addition, gross margin includes the effect of our initial recognition of gift card breakage of $15.0 million in 2006.

Selling, general and administrative expenses.

	2007	2006	2005
	(Dollars in Thousands)
Selling, general, and administrative expenses	$3,696,841	$3,422,600	$2,980,853
As a percent of net sales	22.4%	21.9%	22.2%

Selling, general and administrative expenses (“S,G&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; and other administrative costs. Depreciation and amortization and preopening expenses are not included in S,G&A. The classification of these expenses varies across the retail industry. Distribution center costs, which are included in S,G&A, totaled $189.5 million for 2007, $173.0 million for 2006 and $154.4 million for 2005.

S,G&A for 2007 increased $274.2 million, or 8.0%, over 2006. Even though the increase in S,G&A was higher than the increase in sales, it was lower than new store growth of 13.8%. We achieved leverage in credit and corporate expenses for 2007, but stores, advertising and distribution centers did not leverage primarily due to lower sales, our desire to maintain a positive customer in-store experience and incremental marketing expenses associated with the launch of new brand initiatives and new store openings. These increases were partially offset by lower incentive compensation expenses.

S,G&A for 2006 increased $441.7 million, or 14.8%, over 2005. We achieved leverage in store operating expenses, credit costs and distribution center costs, offset by corporate and advertising expenses de-leveraging for the year. The increase in corporate expenses was driven by the effects of our stronger performance on incentive compensation expense. The increase in advertising expenses was driven by a shift in the mix of marketing toward more branding and direct mail.

Depreciation and amortization.

	2007	2006	2005
	(Dollars in Thousands)
Depreciation and amortization	$452,145	$387,674	$338,916
As a percent of net sales	2.7%	2.5%	2.5%

The increases in depreciation and amortization are primarily due to the addition of new stores and the mix of owned compared to leased stores. The increase for 2007 over 2006 is also attributable to depreciation on remodels and our new point-of-sale system.

Preopening expenses.

	2007	2006	2005
	(Dollars in Thousands)
Preopening expenses	$60,722	$49,762	$44,370
Number of stores opened	112	85	95
Average cost per store	$497	$580	$481

Preopening expenses include the costs incurred prior to new store openings, such as advertising, hiring, and training costs for new employees, processing and transporting initial merchandise and rent expense. The average cost per store fluctuates based on the mix of stores opened in new markets compared to existing markets, with new markets being more expensive.

The decrease in the average cost per store for 2007 compared to 2006 is due to shifting more advertising to the post-grand opening period and to an increase in the percentage of stores which were opened in existing markets rather than new markets. The increase in the average cost per store in 2006 compared to 2005 was due to the adoption of a new accounting pronouncement which requires that rental costs associated with ground or building operating leases incurred during the construction period be recognized as rental expense rather than capitalized.

Operating income.

	2007	2006	2005
	(Dollars in Thousands)
Operating income	$1,804,477	$1,814,801	$1,416,181
As a percent of net sales	11.0%	11.6%	10.5%

The changes in operating income and operating income as a percent of net sales are due to the factors discussed above.

Interest expense.

	2007	2006	2005
	(Dollars in Thousands)
Interest expense, net	$62,416	$40,356	$70,391

Net interest expense for 2007 increased $22.1 million, or 54.7%, over 2006 primarily due to higher outstanding debt balances, including both advances on our short-term credit facilities and $1 billion in new debt that was issued in September 2007. Lower interest income on investments also contributed to the increase as we used proceeds from the 2007 debt issuance and the 2006 sale of our credit card portfolio to fund stock repurchases. These increases were partially offset by higher capitalized interest due to increased capital expenditures.

Net interest expense for 2006 decreased $30.0 million, or 42.7%, compared to 2005 primarily due to an increase in interest income of $22.9 million resulting from the interest earned on the investment of the proceeds received from the sale of our private label credit card portfolio and higher interest rates on investments. The decrease was also a result of lower interest expense due to the retirement of $100 million of current debt during the first quarter of 2006.

Income taxes.

	2007	2006	2005
	(Dollars in Thousands)
Provision for income taxes	$658,210	$665,764	$503,830
Effective tax rate	37.8%	37.5%	37.4%

The increase in the effective tax rate for 2007 compared to 2006 was primarily due to a decrease in the amount of tax exempt interest earned in 2007 compared to 2006 and a shift in the mix of new stores in certain jurisdictions. The tax rate for 2006 benefited from the tax-free interest earned on investments. The 2005 tax rate was a result of a $4.9 million tax adjustment due to the favorable resolution of certain state tax matters.

Inflation

We do not believe that inflation has had a material effect on our results of operations during the periods presented. However, there can be no assurance that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our primary sources of funds are cash flow provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures and debt service requirements with available cash and short-term investments, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under our revolving credit facility and other sources of financing. We expect to generate adequate cash flow from operating activities to sustain current levels of operations.

	2007	2006	2005
	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$1,234,363	$3,120,223	$908,115
Investing activities	(1,567,771)	(1,440,181)	(930,207)
Financing activities	324,781	(1,617,711)	32,214

Operating activities.

The $1.9 billion decrease in net cash provided by operating activities for 2007 compared to 2006 was primarily due to the cash proceeds of $1.6 billion received in April 2006 in conjunction with the sale of our proprietary credit card portfolio. The primary use of operating cash flow for 2007 was an increase in merchandise inventories of $275.0 million. The primary source of operating cash flow for 2007 was a $148.7 million increase in accrued and other long-term liabilities. Accounts payable was a $98.4 million use of operating cashflow in 2007, compared to a $104.4 million source of operating cashflow in 2006.

Merchandise inventories used cash of $275.0 million in 2007. The 10.8% increase in our ending inventory balance from year-end 2006 to 2007 was primarily due to the increase in the number of stores. On an average per store basis, merchandise inventories at year-end 2007 decreased 2.6% from year-end 2006, due to conservative receipt plans for Spring 2008.

Accounts payable at year-end 2007 decreased $98.4 million from year-end 2006. Accounts payable as a percent of inventory was 29.3% at year-end 2007, compared to 36.2% at year-end 2006, reflecting reduced receipts of Spring 2008 merchandise as a result of conservative sales planning and increased vendor allowances.

Net cash flow provided by operations for 2006 increased $2.2 billion over 2005. The primary source of cash flow provided by operations was the $1.6 billion cash proceeds received in connection with the sale of our proprietary credit card accounts on April 21, 2006. The primary use of cash flow was a $349.7 million increase in merchandise inventories which was partially offset by a $104.4 million increase in accounts payable.

Key financial ratios that provide certain measures of our liquidity are as follows:

	2007	2006	2005
Working capital (In Thousands)	$1,952,441	$1,482,382	$2,519,642
Current ratio	2.1:1	1.78:1	2.45:1
Debt / capitalization	25.3%	15.9%	16.2%
Ratio of earnings to fixed charges	5.97	7.61	6.35

The increase in working capital and the current ratio as of year-end 2007 compared to year-end 2006 was primarily due to higher inventories and short-term investments and decreases in accounts payable and taxes payable. The increase in the debt/capitalization ratio represents higher debt levels, partially offset by higher capitalization. The higher debt levels reflect the $1 billion of long-term notes that were issued in September 2007. The higher capitalization is the result of earnings and stock option exercises, partially offset by share repurchases. The decrease in the earnings to fixed charges ratio was the result of lower income before taxes, including higher interest expense on our debt and higher rent expense attributable to interest.

The decrease in our working capital and current ratio at year-end 2006 compared to year-end 2005 was primarily due to the sale of our private label credit card portfolio and the subsequent use of the proceeds to fund the $1.6 billion of share repurchases made during 2006. The improvement in the debt/capitalization ratio at year-end 2006 was due to the $1.6 billion of share repurchases made during the year and the retirement of $100 million of debt during the first quarter of 2006. The improvement in the earnings to fixed charges ratio was a result of the increase in income before taxes in 2006.

Investing activities.

Net cash used in investing activities increased $127.6 million for 2007 compared to 2006. The increase reflects higher capital expenditures, partially offset by the net impact of short-term investing activities. Net short-term investment activity resulted in a use of funds of $51.9 million in 2007 and $270.2 million in 2006. Net short-term investment activity reflects investment funds used to purchase treasury stock and the investment of proceeds from the $1 billion of new debt issued in September 2007 and the sale of our private label credit card portfolio in 2006.

Capital expenditures include costs for new store openings, store remodels and relocations, distribution center openings, information technology and other capital needs. Capital expenditures totaled $1.5 billion for 2007, a $378.6 million increase over 2006 primarily due to an increase in the number of stores opened and an increase in the number of remodels.

Capital expenditures, including favorable lease rights, by major category were as follows:

	2007	2006	2005
New stores	77%	76%	74%
Remodels / relocations	6	2	7
Distribution centers	3	6	4
Other	14	16	15

Acquisition of property and equipment and favorable lease rights	100%	100%	100%

Total capital expenditures for 2008 are currently expected to be approximately $1.2 – $1.3 billion. The actual amount of future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, and the number of stores remodeled. We do not anticipate that our expansion plans will be limited by any restrictive covenants in our financing agreements. We believe that our capital structure is well positioned to support our expansion plans. We anticipate that internally generated cash flows will be the primary source of funding for future growth.

As of February 2, 2008, we held $447.2 million in auction rate securities (“ARS”) which are classified as short-term investments. ARS are long-term debt instruments with interest rates reset through periodic short term auctions. If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable at any time by the issuer. Scheduled auctions continue to be held until the ARS matures or until it is called.

Subsequent to February 2, 2008, we sold five ARS issues, at a total par value of $75.5 million and acquired three ARS issues with a total par value of $52.8 million. From February 11 through March 18, 2008, all of the auctions that were held for ARS in our portfolio failed. Our ARS portfolio consists entirely of “AAA” rated, insured student loan backed securities. Approximately 95% of the principal and interest is insured by the federal government and the remainder is insured by “AAA” rated insurance companies. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS investments has been impacted by the reduced liquidity of these investments. Additionally, we believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives. We will continue to monitor these investments for any possible balance sheet reclassification or potential impairment charges.

Net cash used in our investing activities for 2006 increased $510.0 million over 2005. Investing activities in 2006 included $1.2 billion of capital expenditures and net purchases of $270.2 million of short-term investments. The purchase of short-term investments represents the investment of the excess proceeds received from the sale of our private label credit card portfolio and the investment of additional free cash flow.

Financing activities.

Our financing activities generated $324.8 million of cash in 2007, compared to using $1.6 billion in 2006. The change is the result of proceeds from the issuance of notes in 2007 and lower treasury stock purchases.

On September 28, 2007, we issued $1 billion of long-term debt, which included $650 million in aggregate principal amount of our 6.25% Notes due 2017 and $350 million in aggregate principal amount of our 6.875%

Notes due 2037. Interest-only payments are due on these notes semi-annually on June 15 and December 15 beginning on June 15, 2008. The notes are subject to various customary covenants. We have used a portion of the proceeds and intend to use the remaining proceeds from this issuance for general corporate purposes, which will include funding our share repurchase program.

We have various facilities upon which we may draw funds. As of year-end 2007, these facilities included a $900 million senior unsecured revolving facility and two demand notes with availability of $50 million. No amounts were outstanding under our short-term credit facilities at year-end 2007 or 2006. Weighted-average borrowings under revolving facilities were $62.7 million for 2007, $19.0 million for 2006 and $79.0 million for 2005.

During the second quarter of 2007, we completed our $2 billion share repurchase program, which was announced in March 2006. The share repurchase program was executed in open market transactions. In September 2007, our Board of Directors authorized a new $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. We expect to execute this share repurchase program primarily in open market transactions, subject to market conditions, and expect to complete the program by the end of fiscal 2010. Funding for the new program will be from operating cash flow as well as the $1 billion in long-term debt financing issued in September 2007 and, therefore, is not expected to have a significant impact on our short or long-term liquidity.

Total repurchases under the repurchase plans were as follows:

	2007	2006	Total
	(In thousands, except per share amounts)
$2 Billion Program:
Shares	5,334	27,466	32,800
Cost	$373,230	$1,626,669	$1,999,899
Cost Per Share	$69.97	$59.22	$60.97
$2.5 Billion Program:
Shares	7,409	—	7,409
Cost	$372,231	—	$372,231
Cost Per Share	$50.24	—	$50.24
Total:
Shares	12,743	27,466	40,209
Cost	$745,461	$1,626,669	$2,372,130
Cost Per Share	$58.50	$59.22	$59.00

We also acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s restricted stock. Such shares are then designated as treasury shares.

Our credit ratings were reduced in conjunction with the $1 billion in debt that we issued in September 2007. Our ratings are currently as follows:

Credit Ratings
	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa1	BBB+	BBB+

On October 12, 2006, we entered into a $900.0 million senior unsecured revolving credit facility agreement (“revolver”). This agreement replaced the $532.0 million unsecured revolving bank credit facility, which would have matured on July 10, 2007. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; LIBOR plus a margin, depending on our long-term unsecured debt ratings; or the agent bank’s base rate. No amounts were outstanding under the revolver as of February 2, 2008.

Our financing activities used cash of $1.6 billion in 2006 compared to cash provided by financing activities of $32.2 million in 2005. In 2006, we used proceeds from the sale of our private label credit card portfolio to purchase $1.6 billion of our stock.

Contractual Obligations

Our contractual obligations as of February 2, 2008 are as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In Thousands)
Recorded contractual obligations:
Long-term debt	$1,900,000	$—	$—	$400,000	$1,500,000
Capital leases	172,385	12,701	21,835	16,665	121,184
Other (a)	16,972	16,734	238	—	—

	2,089,357	29,435	22,073	416,665	1,621,184

Unrecorded contractual obligations:
Interest payments:
Long-term debt	2,162,086	137,298	246,926	213,273	1,564,589
Capital leases	121,538	12,474	22,494	19,534	67,036
Operating leases (b)	9,446,532	410,735	818,278	787,678	7,429,841
Royalties	181,359	31,686	82,932	52,403	14,338
Purchase obligations (c)	2,764,738	2,764,723	15	—	—

	14,676,253	3,356,916	1,170,645	1,072,888	9,075,804

Total	$16,765,610	$3,386,351	$1,192,718	$1,489,553	$10,696,988

(a)	Other includes primarily commitments for stores to be opened in 2008 and 2009.
(b)	Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $135.0 million for 2007, $122.9 million for 2006 and $108.7 million for 2005.
(c)	Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

We also have outstanding letters of credit and stand-by letters of credit that total approximately $37.8 million at February 2, 2008. If certain conditions were met under these arrangements, we would be required to satisfy the obligations in cash. Due to the nature of these arrangements and based on historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from the preceding table.

We adopted the provisions of FIN 48 on February 4, 2007. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will affect liquidity and cash flows.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2007.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts. A discussion of the more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of our Board of Directors.

Retail Inventory Method and Inventory Valuation

We value our inventory at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) basis using the retail inventory method (“RIM”). RIM is an averaging method that has been widely used in the retail industry due to its practicality. Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of the inventories. The use of RIM will result in inventories being valued at the lower of cost or market as markdowns are currently taken as a reduction of the retail value of inventories.

Based on a review of historical clearance markdowns, current business trends, expected vendor funding and discontinued merchandise categories, an adjustment to inventory is recorded to reflect additional markdowns which are estimated to be necessary to liquidate existing clearance inventories and reduce inventories to the lower of cost or market. Management believes that our inventory valuation approximates the net realizable value of clearance inventory and results in carrying inventory at the lower of cost or market.

Vendor Allowances

We record vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. Allowances provided by vendors generally relate to profitability of inventory recently sold and, accordingly, are reflected as reductions to cost of merchandise sold as negotiated. Vendor allowances received for advertising or fixture programs reduce our expense or expenditure for the related advertising or fixture program when appropriate. Vendor allowances will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory. See also Note 1 to the consolidated financial statements, “Business and Summary of Accounting Policies.”

Insurance Reserve Estimates

We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. We also have a lifetime medical payment limit of $1.5 million.

Impairment of Assets and Closed Store Reserves

We have a significant investment in property and equipment and favorable lease rights. The related depreciation and amortization is computed using estimated useful lives of up to 50 years. We review our long-lived assets held for use (including favorable lease rights) for impairment whenever an event or change in circumstances, such as decisions to close a store, indicates the carrying value of the asset may not be recoverable. We have historically not experienced any significant impairment of long-lived assets or closed store reserves. Decisions to close a store can also result in accelerated depreciation over the revised useful life. When operations at a leased store are discontinued, a reserve is established for the discounted difference between the rent and the expected sublease rental income. A significant change in cash flows, market valuation, demand for real estate or other factors, could result in an increase or decrease in the reserve requirement or impairment charge.

Income Taxes

We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Our effective income tax rate was 37.8% in 2007, 37.5% in 2006 and 37.4% in 2005. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Operating Leases

As of February 2, 2008, we leased 602 of our 929 retail stores. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building or land for initial setup of fixtures and merchandise or land improvements.

New Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. We will need to apply the provisions of SFAS 141(R) to any business combination with an acquisition date after January 31, 2009. Earlier adoption is prohibited. As we typically acquire single properties rather than businesses, we do not expect the adoption of this statement will have a material impact on our financial statements.

The FASB has also released two statements which address fair value accounting. FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), permits an entity to choose to measure many financial instruments and certain other items at fair value. Portions of both statements are effective for our fiscal 2008. The remaining portions of both statements are effective for our fiscal 2009. We do not expect the adoption of either of these statements will have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2007 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

Borrowings under our revolving credit facilities are at variable rates and are affected by changes in interest rates. For 2007, average borrowings under our revolving credit facilities were $62.7 million. If interest rates on the average 2007 variable rate debt changed by 100 basis points, our annual interest expense would change by $627,000, assuming comparable borrowing levels.

We were not a party to any derivative financial instruments in 2007, 2006 or 2005.

Item 8. Financial Statements and Supplementary Data

The financial statements are included in this report beginning on page F-3.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this Report. Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of February 2, 2008, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there were no significant changes in our internal controls or in other factors that could significantly affect these controls that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited Kohl’s Corporation’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2008 and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 6, 2008

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of the Proxy Statement for our April 30, 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for our April 30, 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Our executive officers as of March 5, 2008 are as follows:

Name	Age	Position
R. Lawrence Montgomery	59	Chairman, Chief Executive Officer and Director

Kevin Mansell	55	President and Director

Thomas Kingsbury	55	Senior Executive Vice President—Information Services, E-Commerce, Marketing and Business Development

Don Brennan	47	Senior Executive Vice President—Merchandising

John Worthington	44	Senior Executive Vice President—Store Operations, Store Administration, Merchandise Presentation and Loss Prevention

Wesley S. McDonald	45	Executive Vice President—Chief Financial Officer

Mr. Montgomery was elected Chairman of the Board in February 2003. He was promoted to Chief Executive Officer in February 1999. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996 after joining Kohl’s as Senior Vice President—Director of Stores in 1988. Mr. Montgomery began his retail career in 1972.

Mr. Mansell has served as President and Director since February 1999. He served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined Kohl’s as a Divisional Merchandise Manager in 1982. Mr. Mansell began his retail career in 1975.

Mr. Kingsbury has served as Senior Executive Vice President since August 2006. Prior to joining Kohl’s, Mr. Kingsbury served in a variety of management positions with The May Department Stores Company since 1976, most recently as President and Chief Executive Officer of the Filene’s division since February 2000. Mr. Kingsbury has 32 years of experience in the retail industry.

Mr. Brennan has served as Senior Executive Vice President since September 2007. He joined Kohl’s in April 2001 as Executive Vice President, Merchandise Planning and Allocation, and also served as Executive Vice President, General Merchandise Manager Men’s and Children’s from April 2004 to September 2007. Prior to joining Kohl’s, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc. since 1982. Mr. Brennan has 26 years of experience in the retail industry.

Mr. Worthington has served as Senior Executive Vice President since September 2007. Prior to this assignment, Mr. Worthington has served in a variety of positions with Kohl’s, including Executive Vice President, Director of Stores from 2005 to September 2007, Senior Vice President of Stores from 2004 to 2005 and Vice President, Regional Manager from 2002 to 2004. Mr. Worthington was with May Department Stores, Inc. before joining Kohl’s and has 19 years of experience in the retail industry.

Mr. McDonald has served as Executive Vice President, Chief Financial Officer since August 2003. Prior to joining Kohl’s, Mr. McDonald was Vice President, Chief Financial Officer of Abercrombie & Fitch since June 2000. Mr. McDonald served in a variety of management positions with Target Corporation from 1988 to 2000, most recently as Director, Target Corporation IS Finance & Administration. Mr. McDonald has 20 years of experience in the retail industry.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of the Proxy Statement for our April 30, 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of the Proxy Statement for our April 30, 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Party Transactions” section of the Proxy Statement for our April 30, 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of the Proxy Statement for our April 30, 2008 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements and Schedule beginning on page F-3, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

See “Index to Consolidated Financial Statements and Schedule of Kohl’s Corporation” on page F-1 and the “Financial Statement Schedule” on page F-23, all of which are incorporated herein by reference.

3. Exhibits:

See “Exhibit Index” of this Form 10-K, which is incorporated herein by reference.

[The Exhibit Index has been omitted from this printed shareholder report. Shareholders may obtain the Exhibit Index without charge by calling Kohl’s investor relations at 262-703-1440 or by accessing our website at www.kohls.com and selecting “Investor Relations,” then “Financial Links,” then “SEC Filings.”]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ R. LAWRENCE MONTGOMERY
R. Lawrence Montgomery
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ WESLEY S. MCDONALD
Wesley S. McDonald
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ R. LAWRENCE MONTGOMERY R. Lawrence Montgomery Chairman, Chief Executive Officer and Director (Principal Executive Officer)	/s/ KEVIN MANSELL Kevin Mansell President and Director

/s/ STEVEN A. BURD Steven A. Burd Director	/s/ FRANK SICA Frank Sica Director

Wayne Embry Director	/s/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

James D. Ericson Director	Stephanie A. Streeter Director

/s/ JOHN F. HERMA John F. Herma Director	/s/ STEPHEN E. WATSON Stephen E. Watson Director

/s/ WILLIAM S. KELLOGG William S. Kellogg Director	/s/ R. ELTON WHITE R. Elton White Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006.

3.3	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007.

3.4	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 19, 2007.

4.1	Credit Agreement dated as of October 12, 2006 by and among the Company, the Lenders party thereto, Bank of America, N.A., as an Issuing Bank and Syndication Agent, JPMorgan Chase Bank, N.A., US Bank National Association and Wachovia Bank National Association, as Co-Documentation Agents and The Bank of New York, as an Issuing Bank, the Swing Line Lender and the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

4.2	Certain other long-term debt is described in Note 3 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 3 and not filed herewith.

10.1	Private Label Credit Card Program Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

10.2	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.3	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.*

10.4	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.5	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6	Kohl’s Corporation Executive Bonus Plan, incorporated herein by reference to the Company’s Schedule 14A (File No. 001-11084) filed on March 27, 2007.*

10.7	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.8	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.9	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Schedule 14A (File No. 001-11084) filed on March 27, 2007.*

10.10	Form of Executive Stock Option Award, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 23, 2005. *

Exhibit Number	Description
10.11	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.12	Form of Outside Director Stock Option Award, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.13	Employment Agreement between the Company and William S. Kellogg dated April 30, 1992, incorporated herein by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.14	Employment Agreement between the Company and John F. Herma dated April 30, 1992, incorporated herein by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.15	Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.16	Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.17	First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001. *

10.18	Amendment to Employment Agreement between the Company and Mr. Kellogg, dated January 31, 2004, incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.19	Amendment to Employment Agreement between the Company and Mr. Herma, dated January 31, 2004, incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.20	Second Amendment to Employment Agreement between the Company and Mr. Montgomery, dated January 31, 2004, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.21	Amendment to Employment Agreement between the Company and Mr. Mansell, dated January 31, 2004, incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. *

10.22	Employment Agreement between the Company and Thomas Kingsbury dated August 1, 2006, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.*

10.23	Form of Employment Agreement between the Company and each of Donald Brennan and John Worthington, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 14, 2007.*

10.24	Form of Executive Compensation Agreement between the Company and various key executives, including Wesley McDonald, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

10.25	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.26	Summary of Outside Director Compensation.*

12.1	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation and subsidiaries (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 6, 2008

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Data)

	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash	$180,543	$189,170
Short-term investments	483,128	431,230
Merchandise inventories	2,855,733	2,578,378
Deferred income taxes	71,069	40,190
Other	133,416	154,919

Total current assets	3,723,889	3,393,887

Property and equipment, net	6,509,819	5,352,974
Favorable lease rights, net	209,958	219,286
Goodwill	9,338	9,338
Other assets	107,078	58,539

Total assets	$10,560,082	$9,034,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$835,985	$934,376
Accrued liabilities	798,508	725,025
Income taxes payable	124,254	233,263
Current portion of long-term debt and capital leases	12,701	18,841

Total current liabilities	1,771,448	1,911,505

Long-term debt and capital leases	2,051,875	1,040,057
Deferred income taxes	262,451	243,530
Other long-term liabilities	372,705	235,537

Shareholders’ equity:
Common stock—$.01 par value, 800,000 shares authorized, 350,753 and 348,502 shares issued	3,508	3,485
Paid-in capital	1,911,041	1,748,792
Treasury stock at cost, 40,285 and 27,516 shares	(2,376,331)	(1,628,416)
Retained earnings	6,563,385	5,479,534

Total shareholders’ equity	6,101,603	5,603,395

Total liabilities and shareholders’ equity	$10,560,082	$9,034,024

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	2007	2006	2005
Net sales	$16,473,734	$15,596,910	$13,444,397
Cost of merchandise sold (exclusive of depreciation shown separately below)	10,459,549	9,922,073	8,664,077

Gross margin	6,014,185	5,674,837	4,780,320
Operating expenses:
Selling, general, and administrative	3,696,841	3,422,600	2,980,853
Depreciation and amortization	452,145	387,674	338,916
Preopening expenses	60,722	49,762	44,370

Operating income	1,804,477	1,814,801	1,416,181
Other expense (income):
Interest expense	82,412	66,743	73,925
Interest income	(19,996)	(26,387)	(3,534)

Income before income taxes	1,742,061	1,774,445	1,345,790
Provision for income taxes	658,210	665,764	503,830

Net income	$1,083,851	$1,108,681	$841,960

Net income per share:
Basic	$3.41	$3.34	$2.45
Diluted	$3.39	$3.31	$2.43

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at January 29, 2005	343,345	$3,433	$1,501,572	$—	$3,528,893	$5,033,898
Exercise of stock options	1,743	17	22,841	—	—	22,858
Income tax benefit from exercise of stock options	—	—	14,458	—	—	14,458
Share-based compensation expense	—	—	44,164	—	—	44,164
Net income	—	—	—	—	841,960	841,960

Balance at January 28, 2006	345,088	3,450	1,583,035	—	4,370,853	5,957,338
Exercise of stock options	3,414	35	94,559	—	—	94,594
Income tax benefit from exercise of stock options	—	—	25,707	—	—	25,707
Share-based compensation expense	—	—	45,491	—	—	45,491
Treasury stock purchases	—	—	—	(1,628,416)	—	(1,628,416)
Net income	—	—	—	—	1,108,681	1,108,681

Balance at February 3, 2007	348,502	3,485	1,748,792	(1,628,416)	5,479,534	5,603,395
Exercise of stock options	2,251	23	97,389	—	—	97,412
Income tax benefit from exercise of stock options	—	—	6,151	—	—	6,151
Share-based compensation expense	—	—	58,709	—	—	58,709
Treasury stock purchases	—	—	—	(747,915)	—	(747,915)
Net income	—	—	—	—	1,083,851	1,083,851

Balance at February 2, 2008	350,753	$3,508	$1,911,041	$(2,376,331)	$6,563,385	$6,101,603

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	2007	2006	2005
Operating activities
Net income	$1,083,851	$1,108,681	$841,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount	453,171	388,515	339,826
Share-based compensation	53,607	44,699	43,941
Excess tax benefits from share-based compensation	(6,151)	(25,707)	(14,458)
Deferred income taxes	(11,958)	9,216	18,793
Other non-cash revenues and expenses	33,700	22,940	24,792
Changes in operating assets and liabilities:
Accounts receivable, net	—	1,652,065	(262,433)
Merchandise inventories	(275,025)	(349,663)	(289,684)
Other current and long-term assets	(44,329)	(65,348)	(19,643)
Accounts payable	(98,391)	104,405	125,316
Accrued and other long-term liabilities	148,746	138,358	95,521
Income taxes	(102,858)	92,062	4,184

Net cash provided by operating activities	1,234,363	3,120,223	908,115

Investing activities
Acquisition of property and equipment and favorable lease rights	(1,541,683)	(1,163,092)	(854,564)
Purchases of short-term investments	(7,746,231)	(13,509,169)	(2,978,529)
Sales of short-term investments	7,694,333	13,238,936	2,907,219
Proceeds from sale of property, plant and equipment	30,197	—	—
Other	(4,387)	(6,856)	(4,333)

Net cash used in investing activities	(1,567,771)	(1,440,181)	(930,207)

Financing activities
Proceeds from issuance of debt	996,031	—	—
Payments of long-term debt	(19,611)	(109,596)	(5,102)
Deferred financing fees	(7,287)	—	—
Treasury stock purchases	(747,915)	(1,628,416)	—
Excess tax benefits from share-based compensation	6,151	25,707	14,458
Proceeds from stock option exercises	97,412	94,594	22,858

Net cash provided by (used in) financing activities	324,781	(1,617,711)	32,214

Net (decrease) increase in cash	(8,627)	62,331	10,122
Cash at beginning of year	189,170	126,839	116,717

Cash at end of year	$180,543	$189,170	$126,839

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Accounting Policies

Business

As of February 2, 2008, Kohl’s Corporation operated 929 family oriented, department stores located in 47 states that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers.

Our authorized capital stock consists of 800 million shares of $0.01 par value common stock and 10 million shares of $0.01 par value preferred stock.

Consolidation

The consolidated financial statements include the accounts of Kohl’s Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

Our fiscal year end is the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2007 (“2007”) ended on February 2, 2008 and was a 52-week year. Fiscal year 2006 (“2006”) ended on February 3, 2007 and was a 53-week year. Fiscal year 2005 (“2005”) ended on January 28, 2006 and was a 52-week year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the 2007 presentation.

Short-term Investments

Short-term investments consist primarily of municipal auction rate securities. Short-term investments are classified as available-for-sale securities and are stated at cost, which approximates market value.

As of February 2, 2008, we held $447.2 million in auction rate securities (“ARS”) which are classified as short-term investments. ARS are long-term debt instruments with interest rates reset through periodic short term auctions. If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable at any time by the issuer. Scheduled auctions continue to be held until the ARS matures or until it is called.

Subsequent to February 2, 2008, we sold five ARS issues, at a total par value of $75.5 million and acquired three ARS issues with a total par value of $52.8 million. From February 11 through March 18, 2008, all of the

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

auctions that were held for ARS in our portfolio failed. Our ARS portfolio consists entirely of “AAA” rated, insured student loan backed securities. Approximately 95% of the principal and interest is insured by the federal government and the remainder is insured by “AAA” rated insurance companies. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS investments has been impacted by the reduced liquidity of these investments.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using a first-in, first-out method (“FIFO”). We record a reserve when the future estimated selling price is less than cost. We changed our method of accounting for inventory from the last-in, first-out method (“LIFO”) to the FIFO method during 2005. We believe that adopting the FIFO method provides more transparent financial reporting and is consistent with our changing business environment with respect to the sourcing of goods and the nature of our inventory. The cumulative effect of the change was a $2.4 million increase to gross margin recorded in the quarter ended July 30, 2005. Because the accounting change was not material to our financial statements for any of the years presented, no retroactive restatement of prior years’ financial statements was made.

Property and Equipment

Property and equipment consist of the following:

	February 2, 2008	February 3, 2007
	(In Thousands)
Land	$870,775	$745,517
Buildings and improvements	4,859,477	3,967,988
Store fixtures and equipment	1,954,008	1,643,657
Property under capital leases	214,370	185,871
Construction in progress	353,406	243,435
Capitalized software	287,709	220,241

Total property and equipment	8,539,745	7,006,709
Less accumulated depreciation	(2,029,926)	(1,653,735)

	$6,509,819	$5,352,974

Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodeling of existing locations in process at the end of each year.

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less. Depreciation expense for property and equipment, including property under capital leases and capitalized software, totaled $440.6 million for 2007, $375.1 million for 2006 and $326.4 million for 2005.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	8-40 years
Store fixtures and equipment	3-15 years
Property under capital leases	5-40 years
Computer hardware and software	3-8 years

Property and equipment acquired through capital leases totaled $28.9 million in 2007, $13.6 million in 2006 and $52.0 million in 2005.

Capitalized Interest

We capitalize interest on the acquisition and construction of new locations and expansion of existing locations and depreciate that amount over the lives of the related assets. The total interest capitalized was $16.3 million for 2007, $7.7 million for 2006 and $7.3 million for 2005.

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options with a maximum of 50 years. Accumulated amortization was $95.7 million at February 2, 2008 and $84.1 million at February 3, 2007. Amortization begins when the respective stores are opened. Amortization expense was $11.5 million for 2007, $12.6 million for 2006 and $12.5 million for 2005.

Amortization expense for current favorable lease right assets for the next five years is estimated to be as follows:

	2008	2009	2010	2011	2012
	(In Thousands)
Amortization expense	$11,505	$11,499	$10,969	$10,394	$10,295

Long-Lived Assets

All long-lived assets (including favorable lease rights) are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. We evaluated the ongoing value of our property and equipment and other long-lived assets as of February 2, 2008, February 3, 2007, and January 28, 2006, and determined that there was no significant impact on our results of operations.

Goodwill

We completed our annual goodwill impairment tests for 2007, 2006 and 2005 and determined there was no impairment of existing goodwill. The goodwill balance is $9.3 million as of both February 2, 2008 and February 3, 2007.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Accrued Liabilities

Accrued liabilities consist of the following:

	February 2, 2008	February 3, 2007
	(In Thousands)
Various liabilities to customers	$201,361	$171,672
Accrued construction costs	121,190	92,929
Sales, property and use taxes	113,337	92,351
Due to JPMorgan Chase	85,107	83,876
Payroll and related fringe benefits	69,304	140,308
Accrued interest	36,500	14,098
Other accruals	171,709	129,791

	$798,508	$725,025

The various liabilities to customers include gift cards and merchandise return cards that have been issued but not presented for redemption.

Self-Insurance

We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by our associates. Liabilities associated with these losses include estimates of both reported losses and losses incurred but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. We also have a lifetime medical payment limit of $1.5 million. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits, excluding administrative expenses and before pre-funding, were approximately $70 million at February 2, 2008 and $60 million at February 3, 2007.

Long-term Liabilities

The major components of other long-term liabilities consist of the following:

	February 2, 2008	February 3, 2007
	(In Thousands)
Property related liabilities	$221,381	$184,924
Unrecognized tax benefits, including accrued interest and penalties	97,877	—
Deferred compensation	39,817	32,818
Other long-term liabilities	13,630	17,795

	$372,705	$235,537

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

Comprehensive Income

Net income for all years presented is the same as comprehensive income.

Revenue Recognition

Revenue from the sale of merchandise at our stores is recognized at the time of sale, net of any returns. E-commerce sales are recorded upon the shipment of merchandise. Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes. Revenue from gift card sales is recognized when the gift card is redeemed.

Gift card breakage revenue is based on historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by a customer is remote. We began recognizing gift card breakage revenue in 2006. Total sales for 2006 include $15.0 million related to this initial recognition of gift card breakage revenue.

Cost of Merchandise Sold and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Merchandise Sold and Selling, General and Administrative Expenses:

Cost of Merchandise Sold	Selling, General and Administrative Expenses

•        Total cost of products sold including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs

•        Inventory shrink

•        Markdowns

•        Freight expenses associated with moving merchandise from our vendors to our distribution centers

•        Shipping and handling expenses of E-commerce sales

•        Terms cash discount

•        Compensation and benefit costs including:

•        Stores

•        Corporate headquarters, including buying and merchandising

•        Distribution centers

•        Occupancy and operating costs of our retail, distribution and corporate facilities

•        Freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities

•        Advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

•        Other administrative costs

The classification of these expenses varies across the retail industry.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Vendor Allowances

We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates and promotion and advertising support. The vendor consideration is recorded either as a reduction of inventory costs or Selling, General and Administrative (“S,G&A”) expenses based on the application of Emerging Issues Task Force No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Promotional and advertising allowances are intended to offset our advertising costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.

Advertising

Advertising costs, which include primarily television and radio broadcast and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were $839.0 million for 2007, $768.1 million for 2006 and $647.3 million for 2005. Advertising vendor allowances were $141.6 million for 2007, $112.4 million for 2006 and $115.7 million for 2005.

Preopening Costs

Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expense. Preopening costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based on differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for tax benefits when we believe it is more likely than not that the related expense will be deductible for tax purposes.

On February 4, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

We recognize interest and penalty expense related to unrecognized tax benefits in our provision for income tax expense.

Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed to be issued upon exercise of stock options.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

The information required to compute basic and diluted net income per share is as follows:

	2007	2006	2005
	(In Thousands, except per share data)
Numerator—net income	$1,083,851	$1,108,681	$841,960

Denominator—weighted average shares
Basic	318,123	332,323	344,172
Impact of dilutive employee stock options (a)	1,964	2,448	2,600

Diluted	320,087	334,771	346,772

Net income per share:
Basic	$3.41	$3.34	$2.45
Diluted	$3.39	$3.31	$2.43

(a)	Excludes 7.9 million options for 2007, 7.2 million options for 2006 and 6.4 million options for 2005 as the impact of such options was antidilutive.

Stock Options

Stock-based compensation transactions, including stock options and nonvested stock awards, are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment (“SFAS 123(R)”). Under SFAS 123(R), we recognize expense related to the fair value of new, modified and unvested share-based awards which are expected to vest on a straight-line basis over the vesting period. The fair value of all share-based awards is estimated on the date of grant, which is defined as the date the award is approved by the Board of Directors (or management with the appropriate authority).

New Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. We will need to apply the provisions of SFAS 141(R) to any business combinations with an acquisition date after January 31, 2009. Earlier adoption is prohibited. As we typically acquire single properties rather than businesses, we do not expect the adoption of this statement will have a material impact on our financial statements.

The FASB has also released two statements which address fair value accounting. FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), permits an entity to choose to measure many financial instruments and certain other items at fair value. Portions of both statements are effective for our fiscal 2008. The remaining portions of both statements are effective for our fiscal 2009. We do not expect the adoption of either of these statements will have a material impact on our financial statements.

2.	Sale of Proprietary Credit Card Business

On April 21, 2006, we completed the sale of our private label credit card accounts and the outstanding balances associated with the accounts to JPMorgan Chase (“Chase”) for a purchase price of approximately $1.6 billion. The purchase price was comprised of the face value of the receivables and was received in cash. Chase

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Sale of Proprietary Credit Card Business (continued)

acquired all of the existing accounts as of April 21, 2006, and also owns new accounts and the related balances generated during the term of the agreement. Additionally, we have entered into a multi-year agreement with Chase under which we receive ongoing payments related to the profitability of the credit card portfolio. We continue to handle all customer service functions and continue to be responsible for all advertising and marketing related to credit card customers. In 2005, we recognized revenue of $261.0 million related to our credit program. We also recognized operating expenses related to this program resulting in net revenue of $133.3 million in 2005, which is included in S,G&A.

3.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	February 2, 2008	Weighted Average Effective Rate	February 3, 2007
	($ in Thousands)
Notes and debentures:
Senior debt (a)
2011	6.59%	$400,000	6.59%	$400,000
2017	6.31%	650,000	—	—
2029	7.36%	200,000	7.36%	200,000
2033	6.05%	300,000	6.05%	300,000
2037	6.89%	350,000	—	—

Total notes and debentures	6.55%	1,900,000	6.58%	900,000
Capital lease obligations		172,385		163,052
Unamortized debt discount		(7,809)		(4,172)
Other		—		18
Less current portion		(12,701)		(18,841)

Long-term debt and capital leases		$2,051,875		$1,040,057

(a)	Non-callable and unsecured notes and debentures.

On September 28, 2007, we issued $1 billion of long-term debt, which included $650 million in aggregate principal amount of our 6.25% Notes due 2017 and $350 million in aggregate principal amount of our 6.875% Notes due 2037. Interest-only payments are due on these notes semi-annually on June 15 and December 15 beginning on June 15, 2008. The notes are subject to various customary covenants.

Based on quoted market prices, the estimated fair value of our notes and debentures was approximately $1.86 billion at February 2, 2008 and $920 million at February 3, 2007.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Debt (continued)

We have various facilities upon which we may draw funds. As of year-end 2007, these facilities included a $900 million senior unsecured revolving facility and two demand notes with availability of $50 million. No amounts were outstanding under our short-term credit facilities at year-end 2007 or 2006. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; LIBOR plus a margin, depending on our long-term unsecured debt ratings; or the agent bank’s base rate. The $900 million senior unsecured revolving credit facility agreement matures on October 12, 2011. Information related to our revolving facilities is as follows:

	February 2, 2008	February 3, 2007
	($ in Thousands)
Maximum outstanding during year	$392,000	$194,000
Average outstanding during year	62,745	19,045
Outstanding at year end	—	—
Weighted average interest rate	6.0%	5.3%

We reached our highest short-term borrowing level for 2007 on September 27, 2007 and for 2006 on April 20, 2006.

Our debt agreements contain various covenants including limitations on additional indebtedness and certain financial tests. As of February 2, 2008, we were in compliance with all covenants of the debt agreements.

We also have outstanding letters of credit and stand-by letters of credit totaling approximately $37.8 million at February 2, 2008.

Interest payments, net of amounts capitalized, were $59.0 million for 2007, $68.1 million for 2006 and $73.2 million for 2005.

4.	Commitments

We lease certain property and equipment. Rent expense is recognized on a straight-line basis over the expected lease term. The lease term begins on the date we become legally obligated for the rent payments or we take possession of the building or land for initial setup of fixtures and merchandise or land improvements, whichever is earlier. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty. Failure to exercise such options would result in the recognition of accelerated depreciation expense of the related assets.

Rent expense charged to operations was $417.2 million for 2007, $388.8 million for 2006 and $343.6 million for 2005. Rent expense includes contingent rents, which are based on sales, of $3.9 million for 2007, $4.4 million for 2006 and $3.7 million for 2005. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at our option, that generally range from two additional five-year periods to eight ten-year periods.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Commitments (continued)

Assets held under capital leases are included in property and equipment and depreciated over the term of the lease. Assets under capital leases consist of the following:

	February 2, 2008	February 3, 2007
	(In Thousands)
Buildings and improvements	$197,378	$164,739
Equipment	16,992	21,132
Less accumulated depreciation	(54,367)	(39,829)

	$160,003	$146,042

Depreciation expense related to capital leases totaled $14.4 million for 2007, $10.6 million for 2006 and $7.6 million for 2005.

Future minimum lease payments at February 2, 2008, are as follows:

	Capital Leases	Operating Leases
	(In Thousands)
Fiscal Year:
2008	$25,175	$410,735
2009	23,734	414,032
2010	20,596	404,246
2011	19,040	394,968
2012	17,159	392,710
Thereafter	188,219	7,429,841

	293,923	$9,446,532

Less amount representing interest	121,538

Present value of lease payments	$172,385

5.	Benefit Plans

We have an Employee Stock Ownership Plan (“ESOP”) for the benefit of our non-management associates. Contributions are made at the discretion of the Board of Directors. ESOP expenses totaled $19.1 million for 2007, $19.5 million for 2006 and $14.7 million for 2005. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

We also have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 25% of their base compensation, subject to certain statutory limits. We match 100% of the first 3% of each participant’s contribution. We also make defined annual contributions for all qualifying associates based on a percentage of qualifying payroll earnings. Defined contribution plan expense, net of forfeitures, was $25.4 million for 2007, $16.4 million for 2006 and $15.0 million for 2005.

We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for 2007, 2006 and 2005 was immaterial.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

Deferred income taxes consist of the following:

	February 2, 2008	February 3, 2007
	(In Thousands)
Deferred tax liabilities:
Property and equipment	$446,788	$394,887
Deferred tax assets:
Merchandise inventories	37,236	15,588
Accrued and other liabilities, including stock options	148,190	114,978
Accrued step rent liability	69,980	60,981

	255,406	191,547

	$191,382	$203,340

The components of the provision for income taxes are as follows:

	2007	2006	2005
	(In Thousands)
Current federal	$603,725	$583,241	$436,509
Current state	66,443	73,307	48,528
Deferred federal	(10,815)	8,335	16,996
Deferred state	(1,143)	881	1,797

	$658,210	$665,764	$503,830

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2007	2006	2005
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.2	3.1	2.6
Tax exempt interest income	(0.4)	(0.4)	(0.1)
Other	—	(0.2)	(0.1)

Provision for income taxes	37.8%	37.5%	37.4%

Amounts paid for income taxes (in thousands)	$708,859	$567,259	$481,711

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2003 through 2007 tax years. The audits of the 2001 and 2002 tax years have been completed without material adjustment. State returns subject to examination are generally for the 2003 through 2007 tax years. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

Our liability for unrecognized tax benefits was not impacted by the implementation of FIN 48. At the time of adoption of FIN 48, we had $52.6 million of unrecognized tax benefits, net of any federal tax impact related to

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes (continued)

state taxes, recorded in our financial statements. FIN 48 requires that unrecognized tax benefits be recorded and disclosed gross of any indirect/offsetting tax benefits (e.g., the federal deduction of state unrecognized tax benefits).

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits for the year ended February 2, 2008 is as follows:

(In Thousands)
Balance at February 4, 2007	$67,365
Increases due to:
Tax positions taken in prior years	2,764
Tax positions taken in current year	17,123
Decreases due to:
Tax positions taken in prior years	(1,989)
Settlements with taxing authorities	(2,969)
Lapse of applicable statute of limitations	(974)

Balance at February 2, 2008	$81,320

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $16.6 million at February 2, 2008 and $12.6 million at February 4, 2007. Interest and penalty expense was $6.1 million in 2007.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $52.9 million as of February 2, 2008 and $43.8 million as of February 3, 2007.

It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

7.	Stock-Based Compensation

We currently grant share-based compensation pursuant to the 1997 and 2003 Long-Term Compensation Plans. The 2003 Long-Term Compensation Plan provides for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers and key employees. Annual grants of stock options and nonvested stock are made in the first quarter of the subsequent fiscal year. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors. We also have outstanding options which were granted to officers and key employees under the 1992 and 1994 Long-Term Compensation Plans.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

The following table summarizes the number of options and nonvested stock authorized and available for grant as of February 2, 2008:

	1997 Plan	2003 Plan	Total
Options and nonvested stock:
Authorized	400,000	31,000,000	31,400,000
Available for grant	189,500	19,886,651	20,076,151

Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

Stock options

The majority of stock options granted to employees vest in four equal annual installments. Remaining stock options vest in five to seven equal annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to our Board of Directors and vest over one to three years, depending on the length of the term to which the director was elected. Options granted to employees in 2007 and 2006 have a term of seven years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Options granted to directors have a term of 10 years.

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions:

	2007	2006	2005
Dividend yield	0%	0%	0%
Volatility	30.4%	31.1%	34.2%
Risk-free interest rate	4.7%	4.7%	3.8%
Expected life in years	5.2	5.2	6.5
Weighted average fair value at grant date	$26.33	$19.52	$20.16

The dividend yield represents the expected dividends on our stock for the expected term of the option. The expected volatility assumption is based on the historical volatility of our stock. The risk-free interest rate for periods within the life of the option is based on a blend of U.S. Treasury bond rates. We use historical data to estimate the expected life of the option and the period of time that options granted are expected to be outstanding.

The following table summarizes our stock option activity for 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	15,225,695	$49.21	15,802,069	$43.82	15,163,315	$40.70
Granted	5,078,805	72.29	3,678,697	53.37	2,788,486	47.95
Forfeited/expired	(851,966)	60.55	(866,896)	53.43	(631,765)	55.45
Exercised	(2,139,122)	46.21	(3,388,175)	27.50	(1,517,967)	15.37

Balance at end of year	17,313,412	$55.79	15,225,695	$49.21	15,802,069	$43.82

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $58.1 million in 2007, $114.6 million in 2006 and $55.0 million in 2005.

Additional information related to stock options outstanding and exercisable at February 2, 2008, segregated by grant price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
In-the-money stock options:
$16.72 – $35.50	2,477,676	6.0	$29.62	2,477,676	6.0	$29.62
$35.59 $45.93	421,234	9.9	42.12	220,351	9.6	41.82
Out-of-the-money stock options:
$45.95 – $50.39	3,608,166	10.8	48.49	2,154,582	10.5	49.05
$50.40 $51.46	181,172	10.7	51.17	81,843	10.3	51.15
$51.50 $51.81	2,298,863	5.3	51.81	515,110	5.3	51.80
$51.83 $60.50	1,784,176	7.8	56.88	603,649	8.8	56.39
$60.56 $66.30	2,225,481	7.7	65.59	2,084,245	7.8	65.81
$66.40 $75.90	829,963	7.1	71.21	269,442	8.5	70.33
$75.95 $75.95	3,411,995	6.1	75.95	—	—	—
$77.24 $77.62	74,686	6.3	77.26	3,000	9.3	77.62

	17,313,412	7.5	$55.79	8,409,898	8.0	$48.70

Intrinsic value (in thousands)	$42,019			$41,320

The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on February 2, 2008 ($45.93) over the exercise price multiplied by the applicable number of stock options.

Nonvested stock awards

We have also awarded shares of nonvested common stock to eligible key employees. All awards have restriction periods tied primarily to employment and/or service. The awards have historically vested over three years. Beginning in March 2007, certain key employees were offered the option of receiving up to 50 percent of their annual award in nonvested stock. The annual nonvested stock award for such employees vests over four years.

The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

The following table summarizes nonvested stock activity for 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	127,975	$51.17	204,248	$48.82	99,500	$49.27
Granted	116,582	75.95	37,390	55.98	137,916	48.47
Vested	(77,153)	50.00	(102,521)	48.46	(33,168)	49.27
Forfeited	(17,374)	60.22	(11,142)	49.25	—	—

Balance at end of year	150,030	$69.98	127,975	$51.17	204,248	$48.82

The aggregate fair value of awards at the time of vesting was $4.0 million in 2007, $6.2 million in 2006 and $1.6 million in 2005.

Other required disclosures

Stock-based compensation expense for both stock options and nonvested stock awards is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $53.6 million for 2007, $44.7 million for 2006 and $43.9 million for 2005.

Total unrecognized share-based compensation expense for all share-based payment plans was $144 million at February 2, 2008, of which approximately $57 million is expected to be recognized in 2008, $43 million in 2009, $34 million in 2010, $9 million in 2011 and $1 million in 2012. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

8.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our financial position or results of operations.

9.	Quarterly Financial Information (Unaudited)

	2007
	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Net sales	$3,572,040	$3,589,210	$3,825,162	$5,487,322
Gross margin	$1,317,836	$1,396,409	$1,418,031	$1,881,909
Net income	$208,953	$269,224	$194,005	$411,669
Basic shares	321,775	320,488	316,948	312,895
Basic net income per share	$0.65	$0.84	$0.61	$1.32
Diluted shares	325,068	323,213	318,593	313,813
Diluted net income per share	$0.64	$0.83	$0.61	$1.31

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Quarterly Financial Information (Unaudited) (continued)

	2006
	First	Second	Third	Fourth
	(In Thousands, Except Per Share Data)
Net sales	$3,196,337	$3,301,507	$3,650,494	$5,448,572
Gross margin	$1,155,372	$1,239,342	$1,350,908	$1,929,215
Net income	$167,245	$232,358	$224,496	$484,582
Basic shares	345,277	333,394	326,904	324,454
Basic net income per share	$0.48	$0.70	$0.69	$1.49
Diluted shares	347,285	335,694	329,814	327,782
Diluted net income per share	$0.48	$0.69	$0.68	$1.48

Gross margin for the first quarter of 2007 and 2006 differs from previously reported amounts due to the reclassification of sales returns. Prior to the second quarter of 2007, we had classified changes in our sales return reserves as Selling, General and Administrative expense. Beginning with the second quarter of 2007, these costs are classified as Gross Margin. Prior period amounts have been reclassified to conform to the current period classification.

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly net income per share may not equal the annual net income per share.

10.	Related Party

One of our directors is also a shareholder of a law firm which performs legal services for us.

We have agreements with Blackhawk Network, Inc. (“Blackhawk”) pursuant to which Blackhawk distributes our prepaid gift cards for sale in various retail outlets and, beginning in 2008, to which we will sell prepaid gift cards for other retailers in our stores. We pay Blackhawk a fee for Kohl’s gift cards which are sold at other retailers and will receive a fee for selling gift cards for other retailers in our stores. Blackhawk is a subsidiary of Safeway Stores, Inc. (“Safeway”) and one of our directors is Chairman, President and Chief Executive Officer of Safeway. The agreements were entered into in the ordinary course of our business, and our director was not involved in any negotiations. Blackhawk is a leading provider of gift card marketing services in the retail industry, and Safeway has confirmed that the terms of our agreements with Blackhawk are substantially similar to the terms of Blackhawk’s agreements with other similarly situated national retailers.

KOHL’S CORPORATION

SCHEDULE II

Valuation and Qualifying Accounts

	2007	2006	2005
	(In Thousands)
Accounts Receivable—Allowances:
Balance at beginning of year	$—	$26,335	$24,657
Charged to costs and expenses	—	—	53,505
Deductions—bad debts written off, net of recoveries and other allowances	—	—	(51,827)
Elimination of reserve in connection with sale of accounts receivable	—	(26,335)	—

Balance at end of year	$—	$—	$26,335