Form 10-Q
period 2008-05-03
KOHLS CORPORATION
filed 2008-06-06
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 31, 2008 Common Stock, Par Value $0.01 per Share, 306,723,144 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	May 3, 2008	February 2, 2008	May 5, 2007
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,805	$180,543	$250,889
Short-term investments	33,727	483,128	252,741
Merchandise inventories	2,816,719	2,855,733	2,699,293
Deferred income taxes	64,892	71,069	11,590
Other	141,126	133,416	174,082

Total current assets	3,295,269	3,723,889	3,388,595

Property and equipment, net	6,619,045	6,509,819	5,576,938
Long-term investments	395,025	—	—
Favorable lease rights, net	204,319	209,958	216,420
Goodwill	9,338	9,338	9,338
Other assets	106,833	107,078	60,301

Total assets	$10,629,829	$10,560,082	$9,251,592

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$945,411	$835,985	$1,022,304
Accrued liabilities	702,968	798,508	641,862
Income taxes payable	76,870	124,254	122,201
Short-term debt	109,000	—	—
Current portion of long-term debt and capital leases	12,778	12,701	9,921

Total current liabilities	1,847,027	1,771,448	1,796,288

Long-term debt and capital leases	2,048,080	2,051,875	1,040,915
Deferred income taxes	269,608	262,451	255,270
Other long-term liabilities	371,583	372,705	248,705

Shareholders’ equity:
Common stock	3,508	3,508	3,503
Paid-in capital	1,918,578	1,911,041	1,847,744
Treasury stock at cost	(2,526,842)	(2,376,331)	(1,629,320)
Retained earnings	6,716,340	6,563,385	5,688,487
Accumulated other comprehensive loss	(18,053)	—	—

Total shareholders’ equity	6,093,531	6,101,603	5,910,414

Total liabilities and shareholders’ equity	$10,629,829	$10,560,082	$9,251,592

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended
	May 3, 2008	May 5, 2007
Net sales	$3,624,259	$3,572,040
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,289,209	2,254,205

Gross margin	1,335,050	1,317,835

Operating expenses:
Selling, general, and administrative	922,746	858,473
Depreciation and amortization	129,977	104,688
Preopening expenses	10,900	8,589

Operating income	271,427	346,085

Interest expense, net	26,698	10,147

Income before income taxes	244,729	335,938
Provision for income taxes	91,774	126,985

Net income	$152,955	$208,953

Net income per share:
Basic:
Basic	$0.50	$0.65
Average number of shares	308,531	321,775
Diluted:
Diluted	$0.49	$0.64
Average number of shares	309,396	325,068

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In	Treasury	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Loss
Balance at February 2, 2008	350,753	$3,508	$1,911,041	$(2,376,331)	$6,563,385	$—	$6,101,603

Net income	—	—	—	—	152,955	—	152,955

Other comprehensive loss:
Unrealized loss on investments, net of tax of $11,397	—	—	—	—	—	(18,053)	(18,053)

Total comprehensive income							134,902

Share-based compensation	—	—	8,719	—	—	—	8,719

Treasury stock purchases	—	—	—	(150,511)	—	—	(150,511)

Exercise of stock options and other	80	—	796	—	—	—	796

Net income tax impact from exercise of stock options	—	—	(1,978)	—	—	—	(1,978)

Balance at May 3, 2008	350,833	$3,508	$1,918,578	$(2,526,842)	$6,716,340	$(18,053)	$6,093,531

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months (13 Weeks) Ended
	May 3, 2008	May 5, 2007
Operating activities
Net income	$152,955	$208,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount	130,384	104,874
Share-based compensation	7,961	9,100
Excess tax benefits from share-based compensation	(18)	(6,856)
Deferred income taxes	24,731	40,340
Other non-cash revenues and expenses	2,964	8,365
Changes in operating assets and liabilities:
Merchandise inventories	39,229	(120,915)
Other current and long-term assets	(6,471)	(45,520)
Accounts payable	112,012	87,928
Accrued and other long-term liabilities	(60,395)	(99,427)
Income taxes	(49,362)	(104,206)

Net cash provided by operating activities	353,990	82,636

Investing activities
Acquisition of property and equipment and favorable lease rights	(273,474)	(301,311)
Purchases of investments in auction rate securities	(52,800)	(1,827,272)
Sales of investments in auction rate securities	75,500	2,035,208
Net purchases of money-market investments	(3,430)	(29,448)
Proceeds from sale of property, plant and equipment	—	25,400
Other	2,235	(411)

Net cash used in investing activities	(251,969)	(97,834)

Financing activities
Net borrowings under credit facilities	109,000	—
Capital lease payments	(3,062)	(11,590)
Treasury stock purchases	(150,511)	(904)
Excess tax benefits from share-based compensation	18	6,856
Proceeds from stock option exercises	796	82,555

Net cash (used in) provided by financing activities	(43,759)	76,917

Net increase in cash and cash equivalents	58,262	61,719
Cash and cash equivalents at beginning of period	180,543	189,170

Cash and cash equivalents at end of period	$238,805	$250,889

Supplemental information:
Interest paid, net of capitalized interest	$14,533	$13,305
Income taxes paid	116,423	190,848

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Form 10-K (Commission File No. 1-11084) filed with the Securities and Exchange Commission.

Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

We operate as a single business unit.

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

•   Freight expenses associated with moving merchandise from our vendors to our distribution centers

•   Shipping and handling expenses of E-Commerce sales

•   Terms cash discount

•   Compensation and benefit costs including:

–  Stores

–  Headquarters, including buying and merchandising

–  Distribution centers

•   Occupancy and operating costs of retail, distribution and headquarter facilities

•   Freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities

•   Advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

•   Net operations of servicing the Kohl’s credit card

•   Other administrative costs

The classification of these expenses varies across the retail industry.

2.	Debt

Long-term debt, which excludes draws on revolving credit facilities, consists of the following:

Maturing	Weighted Average Effective Rate	May 3, 2008	Weighted Average Effective Rate	February 2, 2008
		($ in Thousands)
Senior debt: (a)
2011	6.59%	$400,000	6.59%	$400,000
2017	6.31%	650,000	6.31%	650,000
2029	7.36%	200,000	7.36%	200,000
2033	6.05%	300,000	6.05%	300,000
2037	6.89%	350,000	6.89%	350,000

Total senior debt	6.55%	1,900,000	6.55%	1,900,000

Capital lease obligations		168,527		172,385
Unamortized debt discount		(7,669)		(7,809)
Less current portion		(12,778)		(12,701)

Long-term debt and capital leases		$2,048,080		$2,051,875

(a)	Non-callable and unsecured notes and debentures

3.	Share-Based Compensation

As of May 3, 2008, we have three long-term compensation plans pursuant to which share-based compensation may be granted. Our 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

The majority of stock options granted to employees vest in four equal annual installments. Remaining stock option grants vest in five to ten equal annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to our Board of Directors. The vesting periods for outside directors’ options are one to three years, depending on the length of the term to which the director was elected. Options that are surrendered or terminated without issuance of shares are available for future grants. All stock options have an exercise price equal to the fair market value of the common stock on the date of grant.

Share-based compensation transactions are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, requiring us to recognize expense related to the fair value of our stock option awards. The fair value of all share-based awards is estimated on the date of grant, which is defined as the date the award is approved by our Board of Directors (or management with the appropriate authority).

Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation cost over the vesting period. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	May 3, 2008	May 5, 2007
Dividend yield	0%	0%
Volatility	0.366	0.304
Risk-free interest rate	2.5%	4.7%
Expected life in years	5.3	5.2
Weighted average fair value at grant date	$15.89	$27.62

We have also awarded nonvested restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment. The awards vest over three to four years. The awards are expensed on a straight-line basis over the vesting period.

Total share-based compensation expense was $8.0 million for the three months ended May 3, 2008 and $8.8 million for the three months ended May 5, 2007.

Total unrecognized share-based compensation expense for all share-based payment plans was $157 million at May 3, 2008, of which approximately $46 million is expected to be recognized in the remainder of 2008, $50 million in 2009, $41 million in 2010, $17 million in 2011 and $3 million in 2012. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Investments

Short-term investments as of May 3, 2008 consist primarily of investments in money-market funds. These investments are stated at cost, which approximates market.

Long-term investments as of May 3, 2008 consist of investments in auction rate securities (“ARS”). ARS are long-term debt instruments with interest rates reset through periodic short term auctions. Our ARS portfolio consists entirely of “AAA” rated, insured student loan backed securities. Approximately 95% of the principal and interest is insured by the federal government and the remainder is insured by “AAA” rated insurance companies.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While the recent auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

We have the ability and intent to hold these ARS until a forecasted recovery of fair value up to the par value of the securities, which in certain cases may mean until maturity. Therefore, we have recognized a temporary impairment charge. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Condensed Consolidated Balance Sheet at May 3, 2008.

Effective February 3, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption had no impact on our Condensed Consolidated Financial Statements.

SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges

Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

As of May 3, 2008, the par value of our ARS was $424.5 million and the estimated fair value was $395.0 million. The fair value for our ARS is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. The pricing model was largely based on the credit quality of the sector, underlying final maturity dates and the general lack of liquidity in auction markets.

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)
Balance as of February 3, 2008	$—
Transfers into Level 3	424,475
Unrealized losses	(29,450)

Balance as of May 3, 2008	$395,025

The $29.5 million of unrealized losses presented in the table above are reported net of deferred taxes of $11.4 million as a component of Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Shareholders’ Equity.

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
	(In Thousands)
Numerator - net income	$152,955	$208,953

Denominator - weighted average shares:
Basic	308,531	321,775
Impact of dilutive employee stock options and non-vested stock (a)	865	3,293

Diluted	309,396	325,068

(a)	Excludes 16.6 million options for the three months ended May 3, 2008 and 4.3 million options for the three months ended May 5, 2007, as the impact of such options was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our results for the quarter reflect lower comparable store sales due to the difficult economic environment, but also reflect strong management of inventory levels and expenses.

For the quarter, net sales increased 1.5% and comparable store sales decreased 6.7% compared to the prior year quarter. All regions and all lines of business reported lower comparable store sales.

Gross margin as a percent of net sales for the quarter decreased 6 basis points compared to the prior year quarter to 36.8%. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength, despite the difficult economic environment. Ending inventory per store decreased 9.1% compared to the prior year quarter.

Selling, general and administrative expenses increased 7.5% compared to the prior year quarter. As expected, these expenses increased at a rate faster than sales, but at a slower rate than store growth.

Net income for the quarter was $153.0 million, or $0.49 per diluted share, compared to net income of $209.0 million and diluted earnings per share of $0.64 in the first quarter of last year.

We opened 14 stores in both March and April of this year. As of May 3, 2008, we operated 957 stores in 47 states compared to 834 stores in 46 states as of May 5, 2007. We currently expect to open 47 additional stores in the second half of fiscal 2008, including our 1,000th store and eight stores in the Miami-Ft. Lauderdale-West Palm Beach market. We will also open a new distribution center in Ottawa, Illinois to support our store growth.

Results of Operations

Net Sales

	May 3, 2008	May 5, 2007	Increase
			$	%
	(Dollars in Thousands)
Net sales	$3,624,259	$3,572,040	$52,219	1.5%

New stores contributed $288.5 million to the increase in net sales over the prior year quarter. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, declined $236.3 million compared to the first quarter of last year. The 6.7% decrease in comparable store sales was the result of a 2.1% decrease in average transaction value and a 4.6% decrease in the number of transactions per store.

All regions and all lines of business reported lower comparable store sales for the quarter compared to the prior year quarter. The Northeast region reported the strongest comparable stores sales and the Midwest also outperformed the company average.

Accessories reported the strongest comparable store sales for the quarter, with strong comparable store sales growth in sterling, watches and beauty. In addition, Men’s and Children’s outperformed the company’s average for the quarter. Men’s was led by basics and the dress clothing business. Children’s was led by boys and infant/toddler.

We have seen positive results from our 2008 launches. Jumping Beans, a new children’s private brand, and Gold Toe, a national hosiery brand, were very successful in their brand introductions. The Elle brand has expanded to an additional 500 stores and is now in all of our stores nationwide. In May, we launched the Bobby Flay line, an expansion of our Food Network relationship. In addition, we plan to launch FILA Sport, a collection of women’s, men’s and children’s apparel, footwear and accessories, in early fall.

E-Commerce sales were $63.6 million for the quarter, compared to $49.1 million for the first quarter of last year, an increase of 29.5%.

Gross Margin

	May 3, 2008	May 5, 2007	Increase
			$	%
	(Dollars in Thousands)
Gross margin	$1,335,050	$1,317,835	$17,215	1.3%
Gross margin as a percent of net sales	36.8%	36.9%	—	—

Newly-opened stores contributed $95.3 million in gross margin for the quarter, which was substantially offset by a decrease in comparable store gross margin of $78.1 million for the quarter. Gross margin as a percent of net sales was 36.8% for the three months ended May 3, 2008, compared to 36.9% for the three months ended May 5, 2007.

Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength, despite the difficult economic environment. In addition to carrying a lower level of inventory per store, we continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives. This strategy reduces our seasonal merchandise clearance inventories. Sales of private and exclusive brands reached 42.0% of net sales for the quarter, an increase of approximately 430 basis points over the comparable prior year period. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin percentage.

Operating Expenses

	May 3, 2008	May 5, 2007	Increase
			$	%
	(Dollars in Thousands)
S,G&A	$922,746	$858,473	$64,273	7.5%
S,G&A as a percent of net sales	25.5%	24.0%	—	—

Selling, general and administrative expenses (“SG&A”) for the quarter increased 7.5% over the prior year quarter. Even though the increase was higher than the increase in sales, it was lower than new store growth of 14.7%.

SG&A as a percent of net sales decreased, or “leveraged,” in credit for the quarter as a result of higher interest and late fees which were partially offset by higher bad debt expenses. Stores, advertising, distribution centers and corporate did not leverage for the period due to lower sales. Our desire to maintain a positive customer in-store experience and on-going efforts to drive additional traffic also contributed to higher SG&A.

Distribution costs, which we include in SG&A, totaled $37.5 million for the current year quarter and $35.4 million for the prior year quarter.

	May 3, 2008	May 5, 2007	Increase
			$	%
	(Dollars in Thousands)
Depreciation and amortization	$129,977	$104,688	$25,289	24.2%
Depreciation and amortization as a percent of net sales	3.6%	2.9%	—	—

The increase in depreciation and amortization for the quarter is primarily attributable to the addition of new stores.

	May 3, 2008	May 5, 2007	Increase
			$	%
	(Dollars in Thousands)
Preopening expenses	$10,900	$8,589	$2,311	26.9%

Preopening expenses increased because we opened 28 stores in the first quarter of 2008 compared to 17 in the first quarter of 2007. These increases were partially offset by lower average costs per store, primarily due to reduced marketing costs.

Operating Income

	May 3, 2008	May 5, 2007	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Operating income	$271,427	$346,085	$(74,658)	(21.6	) %
Operating income as a percent of net sales	7.5%	9.7%	—	—

As a result of the above factors, operating income as a percent of net sales was 7.5% for the three months ended May 3, 2008 compared to 9.7% for the three months ended May 5, 2007.

Interest Expense, Net

	May 3, 2008	May 5, 2007	Increase
			$	%
	(Dollars in Thousands)
Interest expense, net	$26,698	$10,147	$16,551	163.1%

The increase in net interest expense in the three month period was primarily due to higher outstanding debt balances including both the $1 billion in new debt that was issued in September 2007 and advances on our short-term credit facilities.

Provision for Income Taxes

	May 3, 2008	May 5, 2007	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Provision for income taxes	$91,774	$126,985	$(35,211)	(27.7)%

Our effective tax rate was 37.5% for the three months ended May 3, 2008 compared to 37.8% for the three months ended May 5, 2007. The decrease in the effective tax rate is primarily due to an increase in the amount of tax-exempt interest earned in 2008 compared to 2007.

Seasonality & Inflation

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the last half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% of annual sales typically occur during the back-to-school season and 30% during the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

Financial Condition and Liquidity

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our primary source of funds for our business activities are cash flow from operations, short-term trade credit and our lines of credit.

	May 3, 2008	May 5, 2007	Increase (Decrease) in Cash
			$	%
	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$353,990	$82,636	$271,354	328.4%
Investing activities	(251,969)	(97,834)	(154,135)	(157.5)
Financing activities	(43,759)	76,917	(120,676)	(156.9)

Operating Activities. Despite the decrease in net income, cash provided by operations in the first quarter of 2008 was $271.4 million, which is over 300% higher than the prior year. The primary sources of operating cash flow for the three months ended May 3, 2008 were a $112.0 million increase in accounts payable and a $39.2 million reduction in inventory. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Merchandise inventories at May 3, 2008 increased $117.4 million, or 4.4%, from May 5, 2007 primarily due to the increase in the number of stores. On an average per store basis, merchandise inventories at May 3, 2008 decreased 9.1% from May 5, 2007. Compared to February 2, 2008, merchandise inventories at May 3, 2008 decreased $39.0 million, or 1.4%, due to conservative receipt planning.

Accounts payable at May 3, 2008 decreased $76.9 million from May 5, 2007 and increased $109.4 million from February 2, 2008. Accounts payable as a percent of inventory was 33.6% at May 3, 2008, compared to 37.9% at May 5, 2007, reflecting reduced receipts as a result of our cycle time initiatives.

Key financial ratios that provide certain measures of our liquidity are as follows:

	May 3, 2008	February 2, 2008	May 5, 2007
Working capital (In Thousands)	$1,448,242	$1,952,441	$1,592,307
Current ratio	1.78:1	2.1:1	1.89:1
Debt/capitalization	26.3%	25.3%	15.1%

The decrease in working capital and the current ratio as of May 3, 2008 compared to May 5, 2007 was primarily due to the reclassification of $424 million of short-term investments to long-term investments and higher short-term debt, partially offset by higher inventories and lower accounts payable. The increase in the debt/capitalization ratio represents higher debt levels, partially offset by higher capitalization. The higher debt levels reflect the $1 billion of long-term notes that were issued in September 2007, as well as draws on short-term credit facilities. The higher capitalization is the result of earnings, partially offset by share repurchases.

Investing Activities. The increase in net cash used in investing activities is primarily attributable to lower cash generated by net purchases and sales of investments. Net investment activity generated $19.3 million in proceeds in 2008, compared to $178.5 million in 2007 due to limited ARS activity in 2008.

As of May 3, 2008, we had investments in auction rate securities (“ARS”) with a par value of $424.5 million and an estimated fair value of $395.0 million. ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable at any time by the issuer. Scheduled auctions continue to be held until the ARS matures or is called.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While the recent auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $273.5 million for the three months ended May 3, 2008, a $27.8 million decrease from the comparable prior year period. This decrease is primarily due to a decrease in the number of new store openings in 2008 compared to 2007. Total capital expenditures for fiscal 2008 are expected to be approximately $1.2 billion. The actual amount of our future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings.

Financing Activities. Our financing activities used cash of $43.8 million in the first quarter of 2008 compared to generating cash of $76.9 million in the first quarter of 2007. The change reflects the net impact of a $149.6 million increase in cash used for treasury stock repurchases, an $81.8 million reduction in proceeds from the exercise of stock options resulting from a lower rate of option exercises and $109.0 million in proceeds from borrowings on our credit facilities during the current year quarter.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. As of May 3, 2008, outstanding balances on these short-term credit facilities totaled $109.0 million. There were no outstanding balances under these facilities at May 5, 2007. Weighted-average borrowings under these facilities were $47.8 million for the first quarter of 2008.

During the current quarter, we repurchased 3.4 million shares of our stock for approximately $150 million at an average price of $43.99 pursuant to our $2.5 billion share repurchase program.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Our various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require us to meet certain financial tests. As of May 3, 2008, we were in compliance with all financial covenants of the debt agreements and expect to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 3, 2008.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended February 2, 2008.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of this statement will have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning in fiscal 2009. We do not expect the adoption of this FSP will have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our Annual Report on Form 10-K for the year ended February 2, 2008.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our reports is recorded, processed, summarized and reported within the specified time periods and are also effective in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act are accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended February 2, 2008.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,”

“anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 21, 2008, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended May 3, 2008, which were not registered under the Securities Act.

In September 2007, our board of directors authorized a $2.5 billion share repurchase program. We expect to execute this share repurchase program primarily in open market transactions, subject to market conditions, and expect to complete the program by the end of fiscal 2010. Funding for the new program will be from operating cash flow as well as the $1 billion in long-term debt financing issued in September 2007 and, therefore, is not expected to have a significant impact on our short or long-term liquidity.

The following table contains information for both shares repurchased pursuant to our repurchase program and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended May 3, 2008:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
Feb. 3 – Mar. 1, 2008	1,293,272	$44.85	1,291,478	$2,070,000
Mar. 2 – Apr. 5, 2008	1,347,507	43.36	1,337,146	2,012,000
Apr. 6 – May 3, 2008	789,891	43.67	789,000	1,977,000

Total	3,430,670	$44.00	3,417,624	$1,977,000

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on April 30, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

The results of the matters voted upon by our shareholders were as follows:

		Number of Shares
		For	Against	Abstain
1.	Election of directors:
	Steven A. Burd	271,523,907	5,465,397	2,324,493
	Wayne Embry	273,196,233	3,850,229	2,267,335
	John F. Herma	263,256,370	13,713,191	2,344,236
	William S. Kellogg	262,869,461	14,140,956	2,303,380
	Kevin Mansell	271,123,733	5,923,992	2,266,072
	R. Lawrence Montgomery	271,181,391	5,820,390	2,312,016
	Frank V. Sica	269,106,069	7,858,199	2,349,529
	Peter M. Sommerhauser	262,171,597	14,824,605	2,317,595
	Stephanie A. Streeter	273,371,489	3,685,565	2,256,743
	Stephen E. Watson	273,320,537	3,738,577	2,254,683

2.	Ratification of Ernst & Young LLP as our independent registered public accounting firm	274,774,725	2,322,633	2,216,439

3.	Shareholder proposal regarding the uncontested election of directors	119,470,133	138,238,014	2,677,306

4.	Shareholder proposal regarding an executive compensation plan	78,426,419	176,728,257	5,230,777

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation
(Registrant)

Date: June 5, 2008	/s/ R. Lawrence Montgomery
R. Lawrence Montgomery
Chief Executive Officer and Director

Date: June 5, 2008	/s/ Wesley S. McDonald
Wesley S. McDonald
Chief Financial Officer