Form 10-Q
period 2008-08-02
KOHLS CORPORATION
filed 2008-09-05
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 30, 2008 Common Stock, Par Value $0.01 per Share, 304,557,267 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	August 2, 2008	February 2, 2008	August 4, 2007
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,951	$180,543	$229,921
Short-term investments	70,631	483,128	35,556
Merchandise inventories	2,717,550	2,855,733	2,802,643
Deferred income taxes	71,863	71,069	46,733
Other	134,603	133,416	163,159

Total current assets	3,211,598	3,723,889	3,278,012

Property and equipment, net	6,951,127	6,509,819	6,190,119
Long-term investments	390,740	—	—
Favorable lease rights, net	201,573	209,958	213,554
Goodwill	9,338	9,338	9,338
Other assets	111,138	107,078	60,978

Total assets	$10,875,514	$10,560,082	$9,752,001

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,023,258	$835,985	$1,075,228
Accrued liabilities	819,633	798,508	859,502
Income taxes payable	77,850	124,254	133,223
Short-term debt	—	—	295,000
Current portion of long-term debt and capital leases	13,991	12,701	10,866

Total current liabilities	1,934,732	1,771,448	2,373,819

Long-term debt and capital leases	2,049,661	2,051,875	1,040,847
Deferred income taxes	278,820	262,451	246,484
Other long-term liabilities	379,102	372,705	258,388

Shareholders’ equity:
Common stock, 350,847 shares issued at August 2, 2008, 350,753 shares issued at February 2, 2008, and 350,639 shares issued at August 4, 2007	3,508	3,508	3,506
Paid-in capital	1,934,843	1,911,041	1,874,024
Treasury stock, at cost, 46,349 shares at August 2, 2008, 40,285 shares at February 2, 2008, and 32,856 shares at August 4, 2007	(2,637,869)	(2,376,331)	(2,002,778)
Retained earnings	6,952,355	6,563,385	5,957,711
Accumulated other comprehensive loss	(19,638)	—	—

Total shareholders’ equity	6,233,199	6,101,603	5,832,463

Total liabilities and shareholders’ equity	$10,875,514	$10,560,082	$9,752,001

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months		Six Months
	(13 Weeks) Ended		(26 Weeks) Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$3,725,490	$3,589,210	$7,349,749	$7,161,250
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,250,552	2,192,801	4,539,761	4,447,005

Gross margin	1,474,938	1,396,409	2,809,988	2,714,245

Operating expenses:
Selling, general, and administrative	929,821	837,790	1,852,567	1,696,264
Depreciation and amortization	132,681	106,146	262,658	210,834
Preopening expenses	5,887	8,748	16,787	17,337

Operating income	406,549	443,725	677,976	789,810
Interest expense, net	26,493	10,541	53,191	20,688

Income before income taxes	380,056	433,184	624,785	769,122
Provision for income taxes	144,041	163,960	235,815	290,945

Net income	$236,015	$269,224	$388,970	$478,177

Net income per share:
Basic:
Basic	$0.77	$0.84	$1.27	$1.49
Average number of shares	305,866	320,488	307,180	321,132
Diluted:
Diluted	$0.77	$0.83	$1.26	$1.48
Average number of shares	306,708	323,213	308,038	324,165

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

						Accumulated
						Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Loss	Total
Balance at February 2, 2008	350,753	$3,508	$1,911,041	$(2,376,331)	$6,563,385	$—	$6,101,603

Net income	—	—	—	—	388,970	—	388,970

Other comprehensive loss:

Unrealized loss on investments, net of tax of $12,397	—	—	—	—	—	(19,638)	(19,638)

Total comprehensive income							369,332

Share-based compensation	—	—	25,608	—	—	—	25,608

Treasury stock purchases	—	—	—	(261,538)	—	—	(261,538)

Exercise of stock options and other	94	—	1,343	—	—	—	1,343

Net income tax impact from exercise of stock options	—	—	(3,149)	—	—	—	(3,149)

Balance at August 2, 2008	350,847	$3,508	$1,934,843	$(2,637,869)	$6,952,355	$(19,638)	$6,233,199

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months
	(26 Weeks) Ended
	August 2, 2008	August 4, 2007
		(Revised)
Operating activities
Net income	$388,970	$478,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount	263,463	211,208
Share-based compensation	23,212	25,005
Excess tax benefits from share-based compensation	(22)	(6,857)
Deferred income taxes	27,973	(3,589)
Other non-cash revenues and expenses	13,853	17,081
Changes in operating assets and liabilities:
Merchandise inventories	139,275	(224,265)
Other current and long-term assets	(4,272)	(36,860)
Accounts payable	189,859	140,852
Accrued and other long-term liabilities	(119,099)	(94,167)
Income taxes	(49,553)	(93,183)

Net cash provided by operating activities	873,659	413,402

Investing activities
Acquisition of property and equipment and favorable lease rights	(557,799)	(801,041)
Purchases of investments in auction rate securities	(52,800)	(2,908,249)
Sales of investments in auction rate securities	77,200	3,329,201
Net purchases of money-market investments	(40,334)	(25,278)
Proceeds from sale of property, plant and equipment	651	28,700
Other	1,768	(1,905)

Net cash used in investing activities	(571,314)	(378,572)

Financing activities
Net borrowings under credit facilities	—	295,000
Capital lease payments	(5,764)	(13,961)
Treasury stock purchases	(261,538)	(374,362)
Excess tax benefits from share-based compensation	22	6,857
Proceeds from stock option exercises	1,343	92,387

Net cash (used in) provided by financing activities	(265,937)	5,921

Net increase in cash and cash equivalents	36,408	40,751
Cash and cash equivalents at beginning of period	180,543	189,170

Cash and cash equivalents at end of period	$216,951	$229,921

Supplemental information:
Interest paid, net of capitalized interest	$77,006	$27,939
Income taxes paid	257,450	388,002

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

We operate as a single business unit.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation as well as the presentation in our Annual Report on Form 10-K for the year ended February 2, 2008. The only significant reclassification was to the Statement of Cash Flows where “Acquisition of property and equipment and favorable lease rights” and “Accrued and other long-term liabilities” were reduced by $234 million for accrued, but unpaid, capital expenditures. This change reduced “Net cash provided by operating activities” and “Net cash used in investing activities” by $234 million, but had no impact on our “Net increase in cash and cash equivalents.” Cash flows for the nine months ended November 3, 2007, which will be included in our Quarterly Report on Form 10-Q for the period ended November 1, 2008, are expected to include a similar reclassification totaling $74 million.

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

–       Stores

–       Headquarters, including buying and merchandising

–       Distribution centers

•       Occupancy and operating costs of retail, distribution and headquarter facilities

Cost of Merchandise Sold	Selling, General and Administrative Expenses
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

•        Net operations of servicing the Kohl’s credit card

•        Other administrative costs

The classification of these expenses varies across the retail industry.

2.	Debt

Long-term debt, which excludes draws on revolving credit facilities, consists of the following:

Maturing	Weighted Average Effective Rate	August 2, 2008	Weighted Average Effective Rate	February 2, 2008
	($ in Thousands)
Senior debt: (a)
2011	6.59%	$400,000	6.59%	$400,000
2017	6.31%	650,000	6.31%	650,000
2029	7.36%	200,000	7.36%	200,000
2033	6.05%	300,000	6.05%	300,000
2037	6.89%	350,000	6.89%	350,000

Total senior debt	6.55%	1,900,000	6.55%	1,900,000

Capital lease obligations		171,181		172,385
Unamortized debt discount		(7,529)		(7,809)
Less current portion		(13,991)		(12,701)

Long-term debt and capital leases		$2,049,661		$2,051,875

(a) Non-callable and unsecured notes and debentures

3.	Share-Based Compensation

As of August 2, 2008, we have three long-term compensation plans pursuant to which share-based compensation may be granted. Our 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

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

Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation cost over the vesting period. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	Six Months Ended
	August 2, 2008	August 4, 2007
Dividend yield	0%	0%
Volatility	0.366	0.304
Risk-free interest rate	2.5%	4.7%
Expected life in years	5.3	5.2
Weighted average fair value at grant date	$15.96	$27.50

We have also awarded nonvested restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment. The awards vest over three to four years. The awards are expensed on a straight-line basis over the vesting period.

Total share-based compensation expense was $15.3 million for the three months ended August 2, 2008 and $15.5 million for the three months ended August 4, 2007. Total share-based compensation expense was $23.2 million for the six months ended August 2, 2008 and $25.0 million for the six months ended August 4, 2007.

Total unrecognized share-based compensation expense for all share-based payment plans was $143 million at August 2, 2008, of which approximately $31 million is expected to be recognized in the remainder of 2008, $51 million in 2009, $41 million in 2010, $17 million in 2011 and $3 million in 2012. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Investments

Short-term investments as of August 2, 2008 consist primarily of investments in money-market funds. These investments are stated at cost, which approximates market.

Long-term investments as of August 2, 2008 consist of investments in auction rate securities (“ARS”). ARS are long-term debt instruments with interest rates reset through periodic short term auctions, which are typically held every 35 days.

Our ARS portfolio consists entirely of highly-rated, insured student loan backed securities. Approximately 95% of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. During the second quarter of 2008, $133.8 million of principal invested in ARS was downgraded to the equivalent of the Standard and Poor’s “AA” and “A” ratings. All of the remaining securities retain a “AAA” rating from two or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for substantially all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called. During the second quarter of 2008, we experienced one successful auction in which we sold $1.7 million of ARS at par.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing our ARS. While the recent auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

We intend to hold these ARS until a forecasted recovery of fair value up to the par value of the securities and have the ability to do so based on other sources of liquidity. In certain cases, holding the investments until recovery may mean until maturity, which range from 2015 to 2056. The weighted-average maturity date is 2036. Therefore, we have recognized a temporary impairment charge. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Condensed Consolidated Balance Sheet at August 2, 2008.

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

As of August 2, 2008, the par value of our ARS was $422.8 million and the estimated fair value was $390.7 million. The fair value for our ARS is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity. The discount rate was calculated using the closest match available for other insured asset backed securities. A market failure scenario was employed as recent successful auctions of these securities were very limited.

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)
Balance as of February 3, 2008	$—
Transfers into Level 3	424,475
Sales (at par)	(1,700)
Unrealized losses	(32,035)

Balance as of August 2, 2008	$390,740

The $32.0 million of unrealized losses presented in the table above are reported net of deferred taxes of $12.4 million as a component of Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Shareholders’ Equity.

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(In Thousands)
Numerator - net income	$236,015	$269,224	$388,970	$478,177

Denominator - weighted average shares:
Basic	305,866	320,488	307,180	321,132
Impact of dilutive employee stock options and non-vested stock (a)	842	2,725	858	3,033

Diluted	306,708	323,213	308,038	324,165

(a)    Excludes 16.4 million options for the three months ended August 2, 2008, 4.9 million options for the three months ended August 4, 2007, 16.4 million options for the six months ended August 2, 2008 and 4.8 million options for the six months ended August 4, 2007 as the impact of such options was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our results for the quarter and year-to-date periods reflect negative comparable store sales due to the difficult economic environment, but also reflect strong management of inventory levels and expenses.

For the quarter, net sales increased 3.8% and comparable store sales decreased 4.6% compared to the prior year quarter. Year-to-date, net sales increased 2.6% and comparable store sales decreased 5.6% over the comparable prior year period. All regions and all lines of business reported negative comparable store sales.

Gross margin as a percent of net sales for the quarter increased 68 basis points compared to the prior year quarter to 39.6%. The year-to-date gross margin rate was 38.2%, a 33 basis point improvement over 37.9% in 2007. Strong inventory management, lower levels of clearance inventory, and increased penetration of private and exclusive brands contributed to the margin strength, despite the difficult economic environment. Ending inventory per store decreased 15.5% compared to the prior year quarter.

Selling, general and administrative expenses increased 11.0% compared to the prior year quarter. Year-to-date, selling, general and administrative expenses increased 9.2% compared to the prior year period. As expected, these expenses increased at a rate faster than sales, but at a slower rate than store growth of 14.7%.

Net income decreased 12.3% from the prior year to $236.0 million for the quarter and 18.7% to $389.0 million for the six months ended August 2, 2008. Diluted earnings per share decreased 7.2% from the comparable prior year quarter to $0.77. Year-to-date diluted earnings per share decreased 14.9% to $1.26.

As of August 2, 2008, we operated 957 stores, with 71.8 million square feet of selling space, in 47 states compared to 834 stores in 46 states, with 63.5 million square feet of selling space, as of August 4, 2007. During the second quarter of 2008, we opened a new distribution center in Ottawa, Illinois to support our store growth. We currently expect to open 47 additional stores in the second half of fiscal 2008, including our 1000th store and seven stores in the Miami-Ft. Lauderdale-West Palm Beach market. In 2009, we are planning to open approximately 50 new stores and remodel 60 stores, an increase from 36 remodels in 2008.

Results of Operations

Net Sales

	August 2,	August 4,	Increase
	2008	2007	$	%
	(Dollars in Thousands)
Net sales:
Quarter	$3,725,490	$3,589,210	$136,280	3.8%
Year-to-date	7,349,749	7,161,250	188,499	2.6

New stores, including 28 stores in the first half of 2008 and 95 stores in the second half of 2007, contributed $299.9 million to the increase in net sales over the prior year quarter. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, declined $163.6 million compared to the second quarter of last year. The 4.6% decrease in comparable store sales was the result of a 0.2% decrease in average transaction value and a 4.4% decrease in the number of transactions per store.

Year-to-date, new stores contributed $584.4 million to the $188.5 million increase in net sales over the prior year. Comparable store sales for the year declined $395.9 million compared to last year. The 5.6% decrease in comparable store sales was the result of a 0.9% decrease in average transaction value and a 4.7% decrease in the number of transactions per store.

All lines of business reported negative comparable store sales for both the quarter and year-to-date. Accessories and Men’s reported the strongest comparable store sales for both periods. In Men’s, basics, particularly hosiery, reported the strongest comparable store sales. Accessories reported solid positive comparable store sales in sterling silver jewelry, watches and beauty. Children’s performed with the company average and was driven by infant/toddlers. Women’s, Footwear and Home underperformed the company average for both the quarter and year-to-date. In Women’s, updated sportswear and basics were the strongest categories. Children’s shoes reported the strongest comparable store sales in Footwear. Home continues to be the most difficult line of business with soft home underperforming for the quarter.

We continue to be pleased with the performance of brands introduced in the first half of 2008 including Jumping Beans, an opening price point children’s private brand; Gold Toe, which continues to help Men’s, Women’s and Children’s hosiery outperform the company; the Elle brand; and the Bobby Flay line, an expansion of our Food Network brand platform. We are also very pleased with initial sales in our Abbey Dawn line, a new juniors’ lifestyle brand inspired by Avril Lavigne. In addition, we plan to launch FILA Sport, a collection of women’s, men’s and children’s apparel, footwear and accessories, in early Fall 2008.

All regions also reported negative comparable store sales for both the quarter and year-to-date periods. The Northeast outperformed the company average for both the quarter and year-to-date periods. The southern regions (South central, Southeast and Southwest) continue to struggle as sales in states most affected by issues in the housing market, including California, Arizona, Nevada and Florida, continue to be soft.

E-Commerce revenues were $65.6 million for the quarter, compared to $48.9 million for the second quarter of last year, an increase of 34.4%. Year-to-date, E-Commerce revenues were $132.8 million, compared to $101.3 million last year, an increase of 31.0%.

Gross Margin

	August 2,	August 4,	Increase
	2008	2007	$	%
	(Dollars in Thousands)
Gross margin:
Quarter	$1,474,938	$1,396,409	$78,529	5.6%
Year-to-date	2,809,988	2,714,245	95,743	3.5

Gross margin as a percent of net sales:
Quarter	39.6%	38.9%	—	—
Year-to-date	38.2%	37.9%	—	—

Newly-opened stores contributed $110.4 million in gross margin for the quarter and $205.1 million year-to-date. Comparable store gross margin decreased $31.9 million for the quarter and $109.4 million year-to-date. Gross margin as a percent of net sales was 39.6% for the three months ended August 2, 2008, compared to 38.9% for the three months ended August 4, 2007. For the year-to-date period, gross margin as a percent of net sales was 38.2% in 2008 and 37.9% in 2007.

Strong inventory management and increased penetration of private and exclusive brands contributed to the margin strength, despite the difficult economic environment.

Ending inventory per store decreased 15.5% compared to the prior year quarter, reflecting significant reductions in spring and summer seasonal transition inventories and clearance inventories. In addition to carrying a lower level of inventory per store, we continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives which also reduce our seasonal merchandise clearance inventories. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin percentage.

Private and exclusive brands increased to 43.3% of net sales for the three months ended August 2, 2008 compared to 39.1% of net sales for the three months ended August 4, 2007. Year-to-date, private and exclusive brands represented 42.7% of net sales for 2008, a 430 basis point improvement over 38.4% in 2007.

Operating Expenses

	August 2,	August 4,	Increase
	2008	2007	$	%
	(Dollars in Thousands)
S,G&A:
Quarter	$929,821	$837,790	$92,031	11.0%
Year-to-date	1,852,567	1,696,264	156,303	9.2

S,G&A as a percent of net sales:
Quarter	25.0%	23.3%	—	—
Year-to-date	25.2%	23.7%	—	—

Selling, general and administrative expenses (“SG&A”) for the quarter increased 11.0% over the prior year quarter. Year-to-date, SG&A increased 9.2% over the prior year. Even though these increases were higher than the increases in sales, they were lower than new store growth of 14.7%.

SG&A as a percent of net sales decreased, or “leveraged,” in credit for the quarter and year-to-date periods as a result of higher interest and late fees which were partially offset by higher bad debt expenses. Stores, advertising, distribution centers and corporate did not leverage for the period due to lower sales. Our desire to maintain a positive customer in-store experience and on-going efforts to drive additional traffic into our stores also contributed to higher SG&A.

Distribution costs, which we include in SG&A, were $37.8 million for the current year quarter and $33.8 million for the prior year quarter. For the year-to-date period, distribution costs were $75.3 million in 2008 and $69.2 million in 2007.

	August 2, 2008	August 4, 2007	Increase
			$	%
	(Dollars in Thousands)
Depreciation and amortization:
Quarter	$132,681	$106,146	$26,535	25.0%
Year-to-date	262,658	210,834	51,824	24.6

Depreciation and amortization as a percent of net sales:
Quarter	3.6%	3.0%	—	—
Year-to-date	3.6%	2.9%	—	—

The increases in depreciation and amortization for both the quarter and year-to-date periods are primarily attributable to the addition of new stores.

	August 2, 2008	August 4, 2007	Decrease
			$	%
	(Dollars in Thousands)
Preopening expenses:
Quarter	$5,887	$8,748	$(2,861)	(32.7)%
Year-to-date	16,787	17,337	(550)	(3.2)

The decrease in preopening expenses for the quarter is a result of a decrease in the number of new stores opened in the second half of the year. In 2008, we plan to open 47 stores in October and November. In 2007, we opened 95 stores in October and November. The year-to-date change reflects the net impact of more new store openings in the first quarter of 2008 than the comparable prior year quarter, offset by the decrease in the number of new store openings in the second half of the year.

Operating Income

	August 2, 2008	August 4, 2007	Decrease
			$	%
	(Dollars in Thousands)
Operating income:
Quarter	$406,549	$443,725	$(37,176)	(8.4)%
Year-to-date	677,976	789,810	(111,834)	(14.2)

Operating income as a percent of net sales:
Quarter	10.9%	12.4%	—	—
Year-to-date	9.2%	11.0%	—	—

As a result of the above factors, operating income as a percent of net sales was 10.9% for the three months ended August 2, 2008 compared to 12.4% for the three months ended August 4, 2007. For the year-to-date period, operating income as a percent of net sales was 9.2% for 2008 compared to 11.0% for 2007.

Interest Expense, Net

	August 2, 2008	August 4, 2007	Increase
			$	%
	(Dollars in Thousands)
Interest expense, net:
Quarter	$26,493	$10,541	$15,952	151.3%
Year-to-date	53,191	20,688	32,503	157.1

The increase in net interest expense for the quarter and year-to-date periods was primarily due to higher outstanding debt balances because of the $1 billion in new debt that was issued in September 2007.

Provision for Income Taxes

	August 2, 2008	August 4, 2007	Decrease
			$	%
	(Dollars in Thousands)
Provision for income taxes:
Quarter	$144,041	$163,960	$(19,919)	(12.1)%
Year-to-date	235,815	290,945	(55,130)	(18.9)

Our effective tax rate was 37.9% for the three months ended August 2, 2008 compared to 37.8% for the three months ended August 4, 2007. For the year-to-date period, the effective tax rate was 37.7% for 2008 and 37.8% for 2007.

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

	August 2, 2008	August 4, 2007	Increase (Decrease) in Cash
			$	%
		(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$873,659	$413,402	$460,257	111.3%
Investing activities	(571,314)	(378,572)	(192,742)	(50.9)
Financing activities	(265,937)	5,921	(271,858)	(4,591.4)

The changes in our cash flows reflect reduced inventory levels, capital expenditures and treasury stock purchases in 2008 compared to 2007. As a result of these reductions, we were able to reduce borrowings against our short-term lines of credit and hold, rather than liquidate investments.

Operating Activities. Despite the decrease in net income, cash provided by operations for the year-to-date period was $873.7 million, which is over 100% higher than the prior year. The primary sources of operating cash flow for the six months ended August 2, 2008 were a $189.9 million increase in accounts payable and a $139.3 million reduction in inventory. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Merchandise inventories at August 2, 2008 decreased both in total and on an average per store basis compared to August 4, 2007 and February 2, 2008. These decreases were due to significant reductions in spring and summer seasonal transition inventories and clearance inventories. At August 2, 2008, total merchandise inventories decreased $85.1 million, or 3.0%, from August 4, 2007. On an average per store basis, merchandise inventories at August 2, 2008 decreased 15.5% from August 4, 2007. Compared to February 2, 2008, merchandise inventories at August 2, 2008 decreased $138.2 million, or 4.8%.

Accounts payable at August 2, 2008 decreased $52.0 million from August 4, 2007 and increased $187.3 million from February 2, 2008. Accounts payable as a percent of inventory was 37.7% at August 2, 2008, compared to 38.4% at August 4, 2007, reflecting reduced receipts as a result of our cycle time initiatives and a higher percentage of imports, which have a shorter payment period than other receipts.

Key financial ratios that provide certain measures of our liquidity are as follows:

	August 2, 2008	February 2, 2008	August 4, 2007
Working capital (In Thousands)	$1,276,866	$1,952,441	$904,193
Current ratio	1.66:1	2.10:1	1.38:1
Debt/capitalization	24.9%	25.3%	18.8%

The increases in working capital and the current ratio as of August 2, 2008 compared to August 4, 2007 were primarily due to lower short-term debt which was due to reduced treasury stock repurchases, inventory levels and capital expenditures in 2008 compared to 2007.

The increase in the debt/capitalization ratio as of August 2, 2008 compared to August 4, 2007 represents higher debt levels, partially offset by higher capitalization. The higher debt levels reflect higher long-term debt as a result of the $1 billion of long-term notes that were issued in September 2007, partially offset by the decrease in short-term debt as discussed above. The higher capitalization is the result of earnings, partially offset by share repurchases.

Investing Activities. Net cash used in investing activities was $571.3 million in the current year-to-date period compared to $378.6 million in the comparable prior year period. The increase in net cash used in investing activities is primarily attributable to a reduction in the net cash generated by net purchases and sales of investments, partially offset by a reduction in capital expenditures.

Net purchases and sales of investments used $15.9 million in 2008, compared to generating cash of $395.7 million in 2007. As of August 2, 2008, we had investments in auction rate securities (“ARS”) with a par value of $422.8 million and an estimated fair value of $390.7 million. ARS are long-term debt instruments with interest rates reset through periodic short term auctions, which are typically held every 35 days. Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for substantially all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called. During the second quarter of 2008, we experienced one successful auction in which we sold $1.7 million of ARS at par.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing our ARS. While the recent auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

In August 2008, we finalized a new $150 million line of credit which will provide additional liquidity, if needed. This new line is backed by a portion of the ARS, bears interest at Fed Funds plus a spread and expires in December 2008. We do not currently expect to draw against this line.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $557.8 million for the six months ended August 2, 2008, a $243.2 million decrease from the comparable prior year period. This decrease is primarily due to a decrease in the number of new store openings in 2008 compared to 2007. We expect to open 75 stores in 2008 compared to 112 stores which were opened in 2007. Total capital expenditures for fiscal 2008 are expected to be approximately $1.1 billion. The actual amount of our future annual capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings.

Financing Activities. Our financing activities used cash of $265.9 million in the first six months of 2008 compared to generating cash of $5.9 million in the first six months of 2007. The change reflects $295.0 million in proceeds from borrowings on our credit facilities during the prior year and a $91.0 million reduction in proceeds from the exercise of stock options resulting from a lower rate of option exercises, partially offset by a $112.8 million decrease in cash used for treasury stock repurchases.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility, the $150 million line of credit which was finalized in August 2008 and two demand notes with aggregate availability of $50 million. There were no outstanding balances under these facilities at August 2, 2008. As of August 4, 2007, outstanding balances on these short-term credit facilities totaled $295.0 million. Weighted-average borrowings under these facilities were $26.4 million for the six months ended August 2, 2008 and $22.4 million for the six months ended August 4, 2007.

During the current quarter, we repurchased 2.6 million shares of our stock for approximately $111 million at an average price per share of $42.15 pursuant to our $2.5 billion share repurchase program. Year-to-date, we have repurchased 6.0 million shares for approximately $261 million at an average price per share of $43.19.

Free Cash Flow. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe, that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure, for the six months ended August 2, 2008 and August 4, 2007.

	August 2, 2008	August 4, 2007
Net cash provided by operating activities	$873,659	$413,402
Acquisition of property and equipment and favorable lease rights	(557,799)	(801,041)

Free cash flow	$315,860	$(387,639)

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Our various debt agreements contain certain covenants that limit, among other things, additional indebtedness, as well as require us to meet certain financial tests. As of August 2, 2008, we were in compliance with all financial covenants of the debt agreements and expect to remain in compliance for the upcoming year.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of August 2, 2008.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning in fiscal 2009. We do not expect the adoption of this FSP will have a material impact on our consolidated financial statements.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended February 2, 2008.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “expects,” “may,” “will,” “should,” “anticipates,” “plans,” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 21, 2008, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended August 2, 2008, which were not registered under the Securities Act.

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

The following table contains information for both shares repurchased pursuant to our repurchase program and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended August 2, 2008:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
May 4 – May 31, 2008	401,680	$44.35	401,283	$1,959,000
June 1 – July 5, 2008	1,442,288	43.27	1,441,890	1,897,000
July 6 – August 2, 2008	789,526	38.99	787,191	1,866,000

Total	2,633,494	$42.15	2,630,364	$1,866,000

Item 6.	Exhibits

10.1	Kohl’s Corporation 2003 Long-Term Compensation Plan, Amended and Restated Effective as of August 12, 2008.

10.2	Letter to Kevin Mansell dated August 11, 2008, incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated August 21, 2008.

10.3	Third Amendment to Employment Agreement between the Company and R. Lawrence Montgomery, dated August 20, 2008.

10.4	Second Amendment to Employment Agreement between the Company and Kevin Mansell, dated August 20, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 4, 2008	/s/ Kevin Mansell
Kevin Mansell President, Chief Executive Officer and Director

Date: September 4, 2008	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer