Form 10-Q
period 2008-11-01
KOHLS CORPORATION
filed 2008-12-05
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 29, 2008 Common Stock, Par Value $0.01 per Share, 304,718,030 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	November 1, 2008	February 2, 2008	November 3, 2007
	(Unaudited)	(Audited)	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$242,970	$180,543	$294,986
Short-term investments	36,131	483,128	25,679
Merchandise inventories	3,712,033	2,855,733	3,908,529
Deferred income taxes	75,841	71,069	62,291
Other	150,847	133,416	143,743

Total current assets	4,217,822	3,723,889	4,435,228

Property and equipment, net	6,991,337	6,509,819	6,383,580
Long-term investments	344,888	—	—
Favorable lease rights, net	198,984	209,958	213,298
Goodwill	9,338	9,338	9,338
Other assets	110,041	107,078	72,539

Total assets	$11,872,410	$10,560,082	$11,113,983

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,644,562	$835,985	$1,708,891
Accrued liabilities	754,895	798,508	779,168
Income taxes payable	615	124,254	62,930
Short-term debt	302,000	—	170,000
Current portion of capital leases	17,111	12,701	11,345

Total current liabilities	2,719,183	1,771,448	2,732,334

Long-term debt and capital leases	2,056,773	2,051,875	2,045,535
Deferred income taxes	314,298	262,451	258,336
Other long-term liabilities	387,609	372,705	268,873

Shareholders’ equity:
Common stock,
351,055 shares issued at November 1, 2008,
350,753 shares issued at February 2, 2008, and
350,736 shares issued at November 3, 2007	3,511	3,508	3,507
Paid-in capital	1,954,614	1,911,041	1,894,573
Treasury stock, at cost,
46,352 shares at November 1, 2008,
40,285 shares at February 2, 2008, and
37,070 shares at November 3, 2007	(2,637,969)	(2,376,331)	(2,240,891)
Retained earnings	7,112,512	6,563,385	6,151,716
Accumulated other comprehensive loss	(38,121)	—	—

Total shareholders’ equity	6,394,547	6,101,603	5,808,905

Total liabilities and shareholders’ equity	$11,872,410	$10,560,082	$11,113,983

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$3,803,649	$3,825,162	$11,153,398	$10,986,412
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,380,852	2,407,131	6,920,613	6,854,137

Gross margin	1,422,797	1,418,031	4,232,785	4,132,275

Operating expenses:
Selling, general, and administrative	981,455	933,706	2,834,022	2,629,969
Depreciation and amortization	135,491	115,207	398,149	326,041
Preopening expenses	20,512	38,255	37,299	55,592

Operating income	285,339	330,863	963,315	1,120,673

Interest expense, net	28,265	18,708	81,456	39,396

Income before income taxes	257,074	312,155	881,859	1,081,277
Provision for income taxes	96,917	118,150	332,732	409,095

Net income	$160,157	$194,005	$549,127	$672,182

Net income per share:
Basic:
Basic	$0.53	$0.61	$1.79	$2.10
Average number of shares	304,567	316,948	306,309	319,737

Diluted:
Diluted	$0.52	$0.61	$1.79	$2.09
Average number of shares	305,386	318,593	307,159	322,380

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Paid-In	Treasury	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Stock	Earnings	Loss
Balance at February 2, 2008	350,753	$3,508	$1,911,041	$(2,376,331)	$6,563,385	$—	$6,101,603

Net income	—	—	—	—	549,127	—	549,127

Other comprehensive loss:
Unrealized loss on investments, net of tax of $24,066	—	—	—	—	—	(38,121)	(38,121)

Total comprehensive income							511,006

Share-based compensation	—	—	42,785	—	—	—	42,785

Treasury stock purchases	—	—	—	(261,638)	—	—	(261,638)

Exercise of stock options and other	302	3	5,474	—	—	—	5,477

Net income tax impact from exercise of stock options	—	—	(4,686)	—	—	—	(4,686)

Balance at November 1, 2008	351,055	$3,511	$1,954,614	$(2,637,969)	$7,112,512	$(38,121)	$6,394,547

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months (39 Weeks) Ended
	November 1, 2008	November 3, 2007
		(Revised)
Operating activities
Net income	$549,127	$672,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount	399,371	326,741
Share-based compensation	39,053	38,950
Excess tax benefits from share-based compensation	(127)	(6,623)
Deferred income taxes	71,142	(7,295)
Other non-cash revenues and expenses	17,572	26,956
Changes in operating assets and liabilities:
Merchandise inventories	(854,254)	(1,328,662)
Other current and long-term assets	(23,073)	(19,339)
Accounts payable	811,163	774,515
Accrued and other long-term liabilities	(53,645)	(13,427)
Income taxes	(128,325)	(163,710)

Net cash provided by operating activities	828,004	300,288

Investing activities
Acquisition of property and equipment and favorable lease rights	(843,030)	(1,258,166)
Purchases of investments in auction rate securities	(52,800)	(4,686,950)
Sales of investments in auction rate securities	92,900	5,117,779
Net purchases of money-market investments	(5,834)	(25,278)
Proceeds from sale of property, plant and equipment	1,377	30,197
Other	4,592	(4,809)

Net cash used in investing activities	(802,795)	(827,227)

Financing activities
Proceeds from issuance of debt	—	996,031
Net borrowings under credit facilities	302,000	170,000
Capital lease payments	(8,748)	(16,644)
Deferred financing fees	—	(7,378)
Treasury stock purchases	(261,638)	(612,475)
Excess tax benefits from share-based compensation	127	6,623
Proceeds from stock option exercises	5,477	96,598

Net cash provided by financing activities	37,218	632,755

Net increase in cash and cash equivalents	62,427	105,816
Cash and cash equivalents at beginning of period	180,543	189,170

Cash and cash equivalents at end of period	$242,970	$294,986

Supplemental information:
Interest paid, net of capitalized interest	$93,118	$41,229
Income taxes paid	389,973	580,440

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Form 10-K for the year ended February 2, 2008 (Commission File No. 1-11084) filed with the Securities and Exchange Commission.

Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

We operate as a single business unit.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation as well as the presentation in our Annual Report on Form 10-K for the year ended February 2, 2008. As previously disclosed in our Form 10-Q for the quarter ended August 2, 2008, the only significant reclassification was to the Statement of Cash Flows where “Acquisition of property and equipment and favorable lease rights” and “Accrued and other long-term liabilities” were reduced by $74 million for accrued, but unpaid, capital expenditures. This change reduced “Net cash provided by operating activities” and “Net cash used in investing activities” by $74 million, but had no impact on our “Net increase in cash and cash equivalents.”

The following table illustrates the primary costs classified in Cost of Merchandise Sold (exclusive of depreciation) and Selling, General and Administrative Expenses:

Cost of Merchandise Sold	Selling, General and Administrative Expenses
• Total cost of products sold including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs	• Compensation and benefit costs including: • Stores • Headquarters, including buying and merchandising • Distribution centers

• Inventory shrink	• Occupancy and operating costs of retail, distribution and headquarter facilities

• Markdowns	• Net operations of servicing the Kohl’s credit card

Cost of Merchandise Sold	Selling, General and Administrative Expenses
• Freight expenses associated with moving merchandise from our vendors to our distribution centers	• Freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities

• Shipping and handling expenses of E-Commerce sales	• Advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

• Terms cash discount	• Other administrative costs

The classification of these expenses varies across the retail industry.

2.	Debt

Long-term debt, which excludes draws on revolving credit facilities, consists of the following:

Maturing	Weighted Average Effective Rate	November 1, 2008	Weighted Average Effective Rate	February 2, 2008
		($ in Thousands)
Senior debt: (a)
2011	6.59%	$400,000	6.59%	$400,000
2017	6.31%	650,000	6.31%	650,000
2029	7.36%	200,000	7.36%	200,000
2033	6.05%	300,000	6.05%	300,000
2037	6.89%	350,000	6.89%	350,000

Total senior debt	6.55%	1,900,000	6.55%	1,900,000

Capital lease obligations		181,273		172,385
Unamortized debt discount		(7,389)		(7,809)
Less current portion		(17,111)		(12,701)

Long-term debt and capital leases		$2,056,773		$2,051,875

(a)	Non-callable and unsecured notes and debentures

3.	Share-Based Compensation

As of November 1, 2008, we have three long-term compensation plans pursuant to which share-based compensation may be granted. Our 1994 and 2003 long-term compensation plans provide for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers and key employees. The 1997 Stock Option Plan for Outside Directors provides for granting of equity-based awards to outside directors.

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

Stock compensation cost is recognized for new, modified and unvested stock option awards, measured at fair value and recognized as compensation cost over the vesting period. The Black-Scholes option valuation model was used to estimate the fair value of each option award based on the following assumptions:

	Nine Months Ended
	November 1, 2008	November 3, 2007
Dividend yield	0%	0%
Volatility	0.366	0.304
Risk-free interest rate	2.6%	4.7%
Expected life in years	5.3	5.2
Weighted average fair value at grant date	$16.24	$26.66

We have also awarded nonvested restricted shares of common stock to eligible key employees. All awards have restriction periods tied primarily to employment. The awards vest over three to four years. The awards are expensed on a straight-line basis over the vesting period.

Total share-based compensation expense was $15.8 million for the three months ended November 1, 2008 and $14.6 million for the three months ended November 3, 2007. Total share-based compensation expense was $39.1 million for the nine months ended November 1, 2008 and $39.0 million for the nine months ended November 3, 2007.

Total unrecognized share-based compensation expense for all share-based payment plans was $139 million at November 1, 2008, of which approximately $16 million is expected to be recognized in the fourth quarter of 2008, $54 million in 2009, $44 million in 2010, $20 million in 2011 and $5 million in 2012. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Investments

Short-term investments as of November 1, 2008 consist primarily of investments in money-market funds. These investments are stated at cost, which approximates market.

Long-term investments as of November 1, 2008 consist of investments in auction rate securities (“ARS”). ARS are long-term debt instruments with interest rates reset through periodic auctions, which are typically held every 35 days.

Our ARS portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. During the second quarter of 2008, $133.8 million of principal invested in ARS was downgraded to the equivalent of the Standard and Poor’s “AA” and “A” ratings. All of the remaining securities retain a “AAA” rating from at least one of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for substantially all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called. Since February 2008, two ARS were called at par. We sold $1.7 million of ARS in the second quarter of 2008 and $15.7 million of ARS in the third quarter of 2008.

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

We intend to hold these ARS until a forecasted recovery of fair value up to the par value of the securities and have the ability to do so based on other sources of liquidity. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Condensed Consolidated Balance Sheet at November 1, 2008. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2056. The weighted-average maturity date is 2036. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Condensed Consolidated Balance Sheet at November 1, 2008.

Effective February 3, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption had no impact on our Condensed Consolidated Financial Statements.

SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

As of November 1, 2008, the par value of our ARS was $407.1 million and the estimated fair value was $344.9 million. The fair value for our ARS is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity. The discount rate was calculated using the closest match available for other insured asset backed securities. A market failure scenario was employed as recent successful auctions of these securities were very limited.

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In thousands)
Balance as of February 3, 2008	$—
Transfers into Level 3	424,475
Sales (at par)	(17,400)
Unrealized losses	(62,187)

Balance as of November 1, 2008	$344,888

The $62.2 million of unrealized losses presented in the table above are reported net of deferred taxes of $24.1 million as a component of Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Shareholders’ Equity.

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
	(In Thousands)
Numerator - net income	$160,157	$194,005	$549,127	$672,182

Denominator - weighted average shares:
Basic	304,567	316,948	306,309	319,737

Impact of dilutive employee stock options and non-vested stock (a)	819	1,645	850	2,643

Diluted	305,386	318,593	307,159	322,380

(a)	Excludes 16.4 million options for the three months ended November 1, 2008, 10.5 million options for the three months ended November 3, 2007, 16.0 million options for the nine months ended November 1, 2008 and 4.3 million options for the nine months ended November 3, 2007 as the impact of such options was antidilutive.

7.	New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement is effective November 15, 2008. We do not expect the adoption of this statement in the fourth quarter of 2008 will have a material impact on our consolidated financial statements.

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

Executive Summary

Our net sales for the quarter and year-to-date periods reflect the impact of reduced discretionary consumer spending as a result of the slowdown in the U.S. economy. Partially offsetting the decrease in comparable store sales were the positive results of strong inventory and expense management. We believe that the slowdown in the U.S. economy will continue to have a negative impact on our net sales through the remainder of 2008. Though we have been conservative in our inventory management, an extended slowdown in the economy could negatively impact our future gross margin if we are forced to further reduce our selling prices to sell our merchandise.

For the quarter, net sales decreased 0.6% and comparable store sales decreased 6.7% compared to the prior year quarter. Year-to-date, net sales increased 1.5% and comparable store sales decreased 6.0% over the comparable prior year period. All regions and all lines of business reported negative comparable store sales for both the quarter and year-to-date periods.

Gross margin as a percent of net sales for the quarter was 37.4% a 33 basis point improvement over the prior year quarter. The year-to-date gross margin rate was 38.0%, a 34 basis point improvement over 2007. Aggressive inventory management, lower levels of clearance inventory, and increased penetration of private and exclusive brands contributed to the margin strength, despite the difficult economic environment. Inventory per store at quarter end decreased 14% compared to the comparable prior year quarter.

Selling, general and administrative expenses increased 5.1% compared to the prior year quarter. Year-to-date, selling, general and administrative expenses increased 7.8% compared to the prior year period. As expected, these expenses increased at a rate faster than sales, but at a slower rate than new store growth.

Net income decreased 17.4% from the prior year to $160.2 million for the quarter and 18.3% to $549.1 million for the nine months ended November 1, 2008. Diluted earnings per share for the quarter decreased 14.8% from the comparable prior year quarter to $0.52. Year-to-date diluted earnings per share decreased 14.4% to $1.79.

As of November 1, 2008, we operated 1,004 stores, with 75.0 million square feet of selling space, in 48 states compared to 914 stores, with 68.8 million square feet of selling space, in 47 states as of November 3, 2007. During the quarter ended November 1, 2008, we opened 47 stores, including our 1000th store and seven stores in the Miami-Ft. Lauderdale-West Palm Beach market. During the second quarter of 2008, we opened a new distribution center in Ottawa, Illinois to support our store growth. In 2009, we are planning to open approximately 50 new stores and remodel 60 stores, an increase from 36 remodels in 2008.

Results of Operations

Net Sales

	November 1, 2008	November 3, 2007	Increase (Decrease)
			$	%
	(Dollars in Thousands)
Net sales:
Quarter	$3,803,649	$3,825,162	$(21,513)	(0.6)%
Year-to-date	11,153,398	10,986,412	166,986	1.5

New stores, including 75 stores in the first nine months of 2008 and 95 stores in the third and fourth quarters of 2007, contributed $226.1 million to the change in net sales over the prior year quarter. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, declined $247.6 million compared to the third quarter of last year. This 6.7% decrease in comparable store sales was the result of a 6.1% decrease in the number of transactions per store and a 0.6% decrease in average transaction value.

Year-to-date, new stores contributed $807.6 million to the $167.0 million increase in net sales over the comparable prior year period. Comparable store sales for the first nine months of 2008 declined $640.6 million compared to the same period last year. This 6.0% decrease in comparable store sales was the result of a 5.3% decrease in the number of transactions per store and a 0.7% decrease in average transaction value.

All lines of business reported negative comparable store sales for both the quarter and year-to-date periods. Accessories and Children’s reported the strongest comparable store sales for both periods. In Accessories, handbags, sterling silver jewelry and beauty reported the strongest comparable store sales. The Children’s business was driven by boys and infant/toddlers. Footwear and Men’s also outperformed the company and were led by children’s and athletic shoes and Men’s outerwear, basics and dress shirts. Women’s and Home underperformed the company for both the quarter and year-to-date periods. In Women’s, misses’ updated sportswear and intimate were the strongest categories. Home continues to be the most difficult line of business with soft home significantly underperforming the company.

We continue to be pleased with the performance of brands introduced in 2008 including Jumping Beans, an opening price point children’s private brand; Gold Toe hosiery, which continues to help Men’s, Women’s and Children’s basics outperform the company; and the Elle brand. We are also pleased with Back-to-School sales in our Abbey Dawn line, a new juniors’ lifestyle brand inspired by Avril Lavigne. In addition, we launched FILA Sport, a collection of women’s, men’s and children’s apparel, footwear and accessories, in September 2008 and are pleased with the initial results.

All regions also reported negative comparable store sales for both the quarter and year-to-date periods. The Northeast, Midwest and Mid-Atlantic regions led the company for both the quarter and year-to-date periods. We continue to experience weakness in the southern and southwestern regions of the country.

E-Commerce revenues were $81.7 million for the quarter, compared to $42.5 million for the third quarter of last year, an increase of 92.3%. Year-to-date, E-Commerce revenues were

$214.5 million, compared to $143.8 million last year, an increase of 49.1%. The growth reflects increases in the number of products available on-line. Additionally, prior year revenues were affected by business disruptions associated with the upgrades of our E-Commerce website and fulfillment center.

Gross Margin

	November 1, 2008	November 3, 2007	Increase
			$	%
	(Dollars in Thousands)
Gross margin:
Quarter	$1,422,797	$1,418,031	$4,766	0.3%
Year-to-date	4,232,785	4,132,275	100,510	2.4

Gross margin as a percent of net sales:
Quarter	37.4%	37.1%	—	—
Year-to-date	38.0%	37.6%	—	—

The net increases in gross margin dollars for both the quarter and year-to-date periods reflect incremental sales at newly-opened stores, substantially offset by decreases at comparable stores.

Gross margin as a percent of net sales increased 33 basis points to 37.4% for the current year quarter, compared to 37.1% for the prior year quarter. For the year-to-date period, gross margin as a percent of net sales increased 34 basis points over the comparable prior year period to 38.0% in 2008.

Strong inventory management, lower levels of clearance inventories and increased penetration of private and exclusive brands contributed to the margin growth, despite the difficult economic environment.

Inventory per store as of November 1, 2008 decreased 14% compared to November 3, 2007, reflecting significant reductions in fall seasonal and clearance inventories. In addition to carrying a lower level of inventory per store, we continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives, which also reduce our seasonal merchandise clearance inventories. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin percentage.

Sales of private and exclusive brands increased 154 basis points to 42.0% of net sales for the current year quarter, compared to 40.4% of net sales for the prior year quarter. Year-to-date, private and exclusive brands as a percent of net sales increased 336 basis points over the prior year period to 42.4% in 2008.

Operating Expenses

	November 1, 2008	November 3, 2007	Increase
			$	%
	(Dollars in Thousands)
S,G&A:
Quarter	$981,455	$933,706	$47,749	5.1%
Year-to-date	2,834,022	2,629,969	204,053	7.8

S,G&A as a percent of net sales:
Quarter	25.8%	24.4%	—	—
Year-to-date	25.4%	23.9%	—	—

The net increases in selling, general and administrative expenses (“SG&A”) dollars for both the quarter and year-to-date periods reflect incremental costs at newly-opened stores, partially offset by decreases at comparable stores.

SG&A as a percent of net sales decreased, or “leveraged,” in our credit operations for the quarter and year-to-date periods. Distribution centers leveraged for the quarter, but not year-to-date. Stores, advertising, and corporate did not leverage in either period due to lower sales. Our desire to maintain a positive customer in-store experience and on-going efforts to drive additional traffic into our stores also contributed to higher SG&A.

In conjunction with the sale of our Kohl’s charge card accounts in 2006, we entered into a multi-year agreement under which we receive ongoing payments related to the profitability of the Kohl’s credit card portfolio. Though bad debt expenses in this portfolio have risen in recent months, they have been more than offset by increases in finance charges and late fees.

We have increased our overall marketing budget for the fourth quarter of 2008 over last year by increasing the investment in our best performing mediums such as direct mail, internet advertising and e-mail, while at the same time focusing television and radio to align with the largest traffic opportunities. We will also continue to target our most loyal customer – the Kohl’s charge card customer. For the current year quarter, Kohl’s charge card sales represented 46.7% of our total sales, an increase of approximately 229 basis points over the prior year quarter. Year-to-date Kohl’s charge card share increased approximately 195 basis points to 44.5%.

Distribution costs, which we include in SG&A, were $44.7 million for the current year quarter and $45.0 million for the prior year quarter. For the year-to-date period, distribution costs were $120.0 million in 2008 and $114.2 million in 2007.

	November 1, 2008	November 3, 2007	Increase
			$	%
	(Dollars in Thousands)
Depreciation and amortization:
Quarter	$135,491	$115,207	$20,284	17.6%
Year-to-date	398,149	326,041	72,108	22.1

Depreciation and amortization as a percent of net sales:
Quarter	3.6%	3.0%	—	—
Year-to-date	3.6%	3.0%	—	—

The increases in depreciation and amortization for both the quarter and year-to-date periods are primarily attributable to the addition of new stores.

	November 1, 2008	November 3, 2007	Decrease
			$	%
	(Dollars in Thousands)
Preopening expenses:
Quarter	$20,512	$38,255	$(17,743)	(46.4)%
Year-to-date	37,299	55,592	(18,293)	(32.9)

The decreases in preopening expenses for the quarter and year-to-date periods are the result of decreases in the number of new stores opened in 2008 compared to 2007. New store openings were as follows:

	2008	2007
March	14	7
April	14	10
September	46	80
November	1	15

Total	75	112

Operating Income

	November 1, 2008	November 3, 2007	Decrease
			$	%
	(Dollars in Thousands)
Operating income:
Quarter	$285,339	$330,863	$(45,524)	(13.8)%
Year-to-date	963,315	1,120,673	(157,358)	(14.0)

Operating income as a percent of net sales:
Quarter	7.5%	8.6%	—	—
Year-to-date	8.6%	10.2%	—	—

The decreases in both operating income dollars and operating income as a percent of net sales reflect the net impact of the changes in gross margin and operating expenses discussed above.

Interest Expense, Net

	November 1, 2008	November 3, 2007	Increase
			$	%
	(Dollars in Thousands)
Interest expense, net:
Quarter	$28,265	$18,708	$9,557	51.1%
Year-to-date	81,456	39,396	42,060	106.8

The increase in net interest expense for the quarter and year-to-date periods was primarily due to the $1 billion in new debt that was issued in September 2007.

Provision for Income Taxes

	November 1, 2008	November 3, 2007	Decrease
			$	%
	(Dollars in Thousands)
Provision for income taxes:
Quarter	$96,917	$118,150	$(21,233)	(18.0)%
Year-to-date	332,732	409,095	(76,363)	(18.7)

Our effective tax rate was 37.7% for both the three and nine months ended November 1, 2008. In 2007, the effective tax rate was 37.8% for both the three and nine months ended November 3, 2007.

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

Although we expect that our operations will be influenced by general economic conditions, including fluctuations in food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

Financial Condition and Liquidity

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our primary source of funds for our business activities are cash flow from operations, short-term trade credit and our lines of credit.

	November 1, 2008	November 3, 2007	Increase (Decrease) in Cash
			$	%
	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$828,004	$300,288	$527,716	175.7%
Investing activities	(802,795)	(827,227)	24,432	3.0
Financing activities	37,218	632,755	(595,537)	(94.1)

The changes in our cash flows reflect reduced inventory levels, capital expenditures and treasury stock purchases in 2008 compared to 2007. Financing activities in 2007 also reflected $1 billion in proceeds from the issuance of new debt.

Operating Activities. Despite the decrease in net income, cash provided by operations for the year-to-date period was $828.0 million, which is 176% higher than the comparable prior year period. This increase in operating cash flow was primarily attributable to a $474.4 million reduction in cash used for inventory purchases.

At November 1, 2008, total merchandise inventories decreased $196.5 million, or 5.0%, from November 3, 2007. On an average per store basis, merchandise inventories at November 1, 2008 decreased 14% from November 3, 2007. Clearance inventory per store is down over twice this amount. These reductions are the result of our conservative sales and receipt planning.

Compared to February 2, 2008, merchandise inventories at November 1, 2008 increased $856.3 million, or 30.0%, as conservative sale and receipt planning were more than offset by normal business seasonality and the opening of 75 new stores.

Accounts payable at November 1, 2008 decreased $64.3 million from November 3, 2007 and increased $808.6 million from February 2, 2008. Accounts payable as a percent of inventory was 44.3% at November 1, 2008, compared to 43.7% at November 3, 2007, primarily due to a decrease in the percentage of imports, which have a shorter payment period than other receipts.

Investing Activities. Net cash used in investing activities was $802.8 million in the current year-to-date period, compared to $827.2 million in the comparable prior year period. Year-to-date decreases in capital expenditures were substantially offset by a comparable decrease in net investment activity.

Net purchases and sales of investments generated cash of $34.3 million in 2008 compared to $405.6 million in 2007. As of November 1, 2008, we had investments in auction rate securities (“ARS”) with a par value of $407.1 million and an estimated fair value of $344.9 million. ARS are long-term debt instruments with interest rates reset through periodic short term auctions, which are typically held every 35 days. Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for substantially all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called. Since February 2008, two ARS were called at par. We sold $1.7 million of ARS in the second quarter of 2008 and $15.7 million of ARS in the third quarter of 2008.

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

In August 2008, we finalized a new $150 million line of credit which will provide additional liquidity, if needed. This new line is backed by a portion of the ARS, bears interest at the Fed Funds rate plus a spread and expires in December 2008. We do not currently expect to draw against this line.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $843.0 million for the nine months ended November 1, 2008, a $415.1 million decrease from the comparable prior year period. This decrease is primarily due to a decrease in the number of new store openings in 2008 compared to 2007. We opened 75 stores in 2008 compared to 112 stores in 2007. Total capital expenditures for fiscal 2008 are expected to be approximately $1.0 billion. The actual amount of our future capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings.

Financing Activities. Our financing activities provided cash of $37.2 million in the first nine months of 2008 and $632.8 million in the first nine months of 2007. The change reflects a $996.0 million reduction in the proceeds from issuance of debt in 2007, which was partially offset by lower treasury stock repurchases and higher borrowings on our credit facilities.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility, the $150 million line of credit which was finalized in August 2008 and two demand notes with aggregate availability of $50 million. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 13 lenders have each committed between $30 and $90 million.

Outstanding balances on our lines of credit totaled $302 million at November 1, 2008 and $170 million at November 3, 2007, which reflects additional borrowings due to lack of liquidity in our investment portfolio. We expect to repay all borrowings on our lines of credit during the fourth quarter. Average borrowings under these facilities decreased from $74.7 million for the nine months ended November 3, 2007 to $29.2 million for the nine months ended November 1, 2008 reflecting decreased cash needs due to lower inventory levels, capital expenditures and stock repurchases.

We may from time to time seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.

We did not repurchase any shares of our stock during the current quarter. Year-to-date, we have repurchased 6.0 million shares for approximately $261 million at an average price per share of $43.19. We will continue to evaluate stock repurchases based on market conditions and our liquidity position.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	November 1, 2008	February 2, 2008	November 3, 2007
Working capital (In Thousands)	$1,498,639	$1,952,441	$1,702,894
Current ratio	1.55:1	2.10:1	1.62:1
Debt/capitalization	27.1%	25.3%	27.7%

The decreases in working capital and the current ratio as of November 1, 2008 compared to February 2, 2008 were primarily due to lower short-term investments due to the reclassification of our ARS from Current Assets at February 2, 2008 to Long-term Assets at November 1, 2008 and higher short-term debt due to the lack of liquidity in our investment portfolio as discussed above. Reduced income taxes payable due to lower taxable income and the timing of tax payments also contributed to the decrease.

The decreases in working capital and the current ratio as of November 1, 2008 compared to November 3, 2007 were primarily due to reductions in inventory greater than the corresponding reduction in accounts payable and higher short-term debt, partially offset by a reclassification of net FIN48 liabilities from current in 2007 to long-term in 2008.

The debt/capitalization ratios reflect higher short-term debt and higher capitalization as of November 1, 2008 compared to both February 2, 2008 and November 3, 2007. Compared to February 2, 2008, seasonality and peak inventory levels contributed to short-term debt increases which were more significant than the increases in equity. This resulted in an increase in the ratio. Compared to November 3, 2007, the increase in equity substantially offset the increase in short-term debt, which resulted in the slight decrease in the ratio.

Debt Covenant Compliance. Our debt agreements contain various covenants including limitations on additional indebtedness and the following leverage ratio:

		(Dollars in Thousands)
	Total Debt per Balance Sheet	$2,375,884
	Other Debt	—

	Subtotal	2,375,884
	Rent x 8	3,490,103

A	Included Indebtedness	$5,865,987

	Net Worth	$6,394,547
	Investments (accounted for under equity method)	—

	Subtotal	6,394,547
	Included Indebtedness	5,865,987

B	Capitalization	$12,260,534

	Leverage Ratio as of Fiscal Quarter end (A/B)	0.48
	Maximum permitted Leverage Ratio	0.70

As of November 1, 2008, we were in compliance with all debt covenants and expect to remain in compliance for the upcoming year.

Free Cash Flow. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	Nine Months Ended
	November 1, 2008	November 3, 2007
	(Dollars in Thousands)
Net cash provided by operating activities	$828,004	$300,288
Acquisition of property and equipment and favorable lease rights	(843,030)	(1,258,166)

Free cash flow	$(15,026)	$(957,878)

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended February 2, 2008.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of November 1, 2008. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

We did not sell any securities during the quarter ended November 1, 2008, which were not registered under the Securities Act.

In September 2007, our board of directors authorized a $2.5 billion share repurchase program. We expect to execute this share repurchase program primarily in open market transactions, subject to market conditions, and expect to complete the program by the end of fiscal 2010. Funding for this program will be from operating cash flow as well as the $1 billion in long-term debt financing issued in September 2007 and, therefore, is not expected to have a significant impact on our short or long-term liquidity. There were no shares repurchased pursuant to our repurchase program during the three fiscal months ended November 1, 2008.

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended November 1, 2008:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
August 3 – 30, 2008	1,401	$47.02	—	$1,866,000
August 31 – October 4, 2008	710	47.84	—	1,866,000
October 5 – November 1, 2008	—	—	—	1,866,000

Total	2,111	$47.30	—	$1,866,000

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 4, 2008	/s/ Kevin Mansell
Kevin Mansell
President, Chief Executive Officer and Director

Date: December 4, 2008	/s/ Wesley S. McDonald
Wesley S. McDonald
Chief Financial Officer