Form 10-K
period 2009-01-31
KOHLS CORPORATION
filed 2009-03-20
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2009

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

At August 2, 2008, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $12.822 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 11, 2009, the Registrant had outstanding an aggregate of 304,716,297 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 14, 2009 are incorporated into Parts II and III.

PART I

Item 1. Business

Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. We operate family-oriented department stores that sell moderately-priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our stores feature quality private and exclusive brands which are found “Only at Kohl’s” as well as national brands. Our apparel and home fashions appeal to customers with style preferences ranging from classic to contemporary. As of January 31, 2009, we operated 1,004 stores in 48 states.

As reflected in the table below, our merchandise mix has been consistent over the last three years:

	2008	2007	2006
Women’s	32%	33%	33%
Men’s	19	19	19
Home	18	18	18
Children’s	13	13	13
Accessories	10	9	9
Footwear	8	8	8

In addition, we offer on-line shopping on our website at www.Kohls.com. Designed as an added service for customers who prefer to shop using the internet, the website offers key items, family apparel, and home merchandise. We continue to expand our on-line offerings to include both items which can be purchased in our stores and items which are not generally available in our stores, such as furniture and certain electronics. The website is designed to provide a convenient, easy-to-navigate, on-line shopping environment that complements our in-store focus.

An important aspect of our pricing strategy and overall profitability is a culture focused on maintaining a low cost structure. Critical elements of this low cost structure are our unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies which are the result of centralized buying, advertising and distribution.

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2008 (“2008”) ended on January 31, 2009 and was a 52-week year. Fiscal year 2007 (“2007”) ended on February 2, 2008 and was a 52-week year. Fiscal year 2006 (“2006”) ended on February 3, 2007 and was a 53-week year.

Strategic Initiatives

Management believes that its four strategic initiatives are keys to achieving future success. These initiatives focus on merchandise content, marketing, inventory management and the in-store shopping experience.

Our merchandise content initiatives are focused on increasing market share by expanding Kohl’s appeal to a broader range of customers. New brand launches in 2008 included:

•	Jumping Beans – our classic opening price point brand in the children’s category

•	Bobby Flay – an expansion of the Food Network brand with celebrity talent, featuring Mediterranean influences, bold colors and rich textures

•	FILA Sport – performance and leisure apparel, footwear and accessories for women, men and children

•	ELLE – expansion of this exclusive brand of Women’s apparel to all stores

•	Abbey Dawn – a new juniors’ lifestyle brand by award-winning singer/songwriter Avril Lavigne

•	Gold Toe – a national hosiery brand

In 2009, Kohl’s is expected to become the exclusive U.S. retailer for the following brands:

•

Dana Buchman – a classic lifestyle brand, which spans several categories, including women’s apparel, intimate apparel, accessories, and footwear, launched in February 2009. Ultimately, the brand may extend into home, beauty and fragrance categories.

•	Hang Ten – a California lifestyle collection for young shoppers is expected to be available in April 2009

•	Mudd – expansion of Kohl’s current Mudd merchandise assortment in apparel, accessories, jewelry and domestics is expected to be available beginning in July 2009.

Our marketing initiatives are designed to differentiate Kohl’s in the marketplace while maximizing the return on our marketing investment. Our 2008 marketing efforts, especially during the holiday season, were designed to showcase Kohl’s as THE one-stop destination for shoppers looking to get the most for their money during a challenging economic environment. We continued to target our most loyal customer – the Kohl’s charge card customer. We also emphasized our flexible return policy.

Our inventory management initiatives are designed to ensure that we have the right inventory, in the right stores, at the right time. Size optimization is focused on ensuring that each of our individual stores has inventory in the correct style, color and size. Markdown optimization is focused on pricing clearance items at the appropriate price for each location’s inventory and sales history. Another important inventory management initiative is to increase our speed-to-market through our “Concept to Customer” initiative which allows us to develop and deliver product quicker, while meeting our customers’ needs and remaining trend right. Since launching our cycle time reduction initiative, we have achieved a 10-15 week reduction in cycle time, with the majority of our products designed and delivered to our stores within 32 weeks. Brands requiring “fast-fashion”, such as ELLE, are developed in as little as 12-16 weeks. During 2008, we aggressively managed our inventory levels by reducing seasonal inventory levels, while maintaining levels in basic areas such as hosiery and underwear. As a result of strong inventory management and cycle time reductions, clearance inventory levels were also down significantly compared to 2007.

The objective of our in-store shopping experience initiatives is to satisfy the changing needs and expectations of our customers. Practical, easy shopping is about convenience. At Kohl’s, convenience begins even before the customer enters the store, with a neighborhood location close to home. Other aspects of convenience include convenient parking, easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. Our new point-of-sale (“POS”) system was installed in all stores in 2007. The face-to-face customer interaction, touch screens, signature capture, customer display and other features of the new POS system are improving time-in-line resulting in a modern, efficient and improved customer experience. The physical layout of the store and our focus on strong in-stock position in style, color and size is aimed at providing a convenient shopping experience for an increasingly time-starved customer.

In 2006, we introduced a new “innovation” store design to make our stores more visually exciting and easier to shop. Enhancements included new and updated exteriors; improved fitting rooms, lounges, restrooms and customer service areas; and specialty fixturing including new residential-styled home hutches. We have also updated the junior’s area with trendy concrete flooring, a fun lounge area, full wardrobe strikepoints and additional cross-shopping opportunities; redesigned our center core to improve sightlines throughout the store; and introduced upgraded fixturing and wayfinding signage. In 2008, our in-store shopping experience efforts were focused on improving customer service scores.

For discussion of our financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expansion

Our expansion strategy has been, and will continue to be, designed to achieve profitable growth. At the time of our initial public offering in 1992, we had 79 stores in the Midwest. As of year-end 2008, we had 1,004 stores, located in every large market in all 48 of the continental United States. As a result of economic conditions throughout the United States, we slowed our actual store growth in 2008 and our plans for 2009.

				Estimated
	2007	Additions	2008	Net Additions	2009
Number of stores	929	75	1,004	55	1,059
Retail square footage (in millions)	70	5	75	5	80

We expect that the expansion rate in 2009 will be more indicative of future expansion than our past history. We will, however, continue to focus our future expansion efforts on opportunistic acquisitions given the current retail environment as well as fill-in stores in our better performing markets.

The Kohl’s concept has proven to be transferable to markets across the country. New market entries are supported by extensive advertising and promotions which are designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, we have been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 1,004 stores we operated as of January 31, 2009, 204 are take-over locations, which facilitated our initial entry into several markets. Once a new market is established, we add additional stores to further strengthen market share and enhance profitability.

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

Distribution

We receive substantially all of our merchandise at ten distribution centers, including a 328,000 square foot facility in Ottawa, Illinois which was opened in 2008. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The distribution centers ship merchandise to each store by contract carrier several times a week.

We also operate a 940,000 square foot fulfillment center in Monroe, Ohio that services our e-commerce business. In 2007, the fulfillment center was expanded by over 400,000 square feet to support our e-commerce sales growth.

See Item 2, “Properties,” for additional information about our distribution centers.

Employees

As of January 31, 2009, we employed approximately 126,000 associates, including approximately 28,000 full-time and 98,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.

Competition

The retail industry is highly competitive. Management considers quality, value, merchandise mix, service and convenience to be the most significant competitive factors in the industry. Our primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. Our specific competitors vary from market to market.

Merchandise Vendors

We purchase merchandise from numerous domestic and foreign suppliers. We have Terms of Engagement requirements which set forth the basic minimum requirements all business partners must meet in order to do business with Kohl’s. Our Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting and corrective action. Our expectation is that all business partners will comply with these Terms of Engagement and quickly remediate any deficiencies, if noted, in order to maintain our business relationship.

None of our suppliers accounted for more than 5% of our net purchases during 2008. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences. The majority of our sales and income are typically realized during the second half of each fiscal year. The back-to-school season extends from August through September and represents approximately 15% of our annual sales. Approximately 30% of our sales occur during the holiday season in the months of November and December. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of revenues and costs associated with the opening of new stores.

Trademarks and Service Marks

The name “Kohl’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 100 additional registered trademarks, trade names and service marks, most of which are used in our private label program.

Available Information

Our internet website is www.Kohls.com. Through the “Investor Relations-SEC Filings” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The following have also been posted on our website, under the caption “Investor Relations-Corporate Governance:”

•	Committee charters of our Board of Directors’ Audit Committee, Compensation Committee and Governance and Nominating Committee

•	Report to Shareholders on Social Responsibility

•	Corporate Governance Guidelines

•	Code of Ethics

Any amendment to or waiver from the provisions of the Code of Ethics that is applicable to our Chief Executive Officer, Chief Financial Officer or other key finance associates will be disclosed on the “Corporate Governance” portion of the website.

Information contained on our website is not part of this Annual Report on Form 10-K. The materials listed above will be provided without charge to any shareholder submitting a written request to our Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051 or via e-mail to Investor.Relations@Kohls.com.

Item 1A. Risk Factors

Forward Looking Statements

Items 1, 1A, 3, 5, 7 and 7A of this Form 10-K contain “forward-looking statements,” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “may,” “intends,” “will,” “should,” “expects” and similar expressions are intended to identify forward-looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligations to update them.

Declines in general economic conditions, consumer spending levels and other conditions could lead to reduced consumer demand for our merchandise and cause reductions in our sales and/or gross margin.

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

The recent economic slowdown has caused disruptions and significant volatility in financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. A continued or incremental slowdown in the United States economy and the uncertain economic outlook could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected.

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

Actions by our competitors could adversely affect our operating results.

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

If we do not offer merchandise our customers want and fail to successfully manage our inventory levels, our sales and/or gross margin may be adversely impacted.

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

Ineffective marketing could adversely affect our sales and profitability.

In 2008, advertising costs, net of related vendor allowances, were $890 million. We believe that differentiating Kohls’ in the marketplace is critical to our success. We design our marketing programs to increase awareness of our brands, which we expect will create and maintain customer loyalty, increase the number of customers that shop our stores and increase our sales. If our marketing programs are not successful, our sales and profitability could be adversely affected.

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.

Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to and cost of capital. If our existing cash, cash generated from operations and funds available on our lines of credit were insufficient to fund our future activities, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). Failure to obtain capital on acceptable terms, or at all, when required by our business circumstances could have a material adverse effect on us including an inability to fund new growth and other capital expenditures.

Inefficient or ineffective allocation of capital could adversely affect our operating results and/or shareholder value.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on inventory, capital projects and expenses, managing debt levels, and periodically returning value to our shareholders through share repurchases. To a large degree, capital efficiency reflects how well we manage our other key risks. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, we may fail to produce optimal financial results and we may experience a reduction in shareholder value.

Changes in our credit card operations could adversely affect our sales and/or profitability.

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

Weather conditions could adversely affect our sales and/or profitability by affecting consumer shopping patterns.

Because a significant portion of our business is apparel and subject to weather conditions in our markets, our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusually heavy snow, ice or rain storms or extended periods of unseasonable temperatures in our markets could adversely affect our performance by affecting consumer shopping patterns or diminishing demand for seasonal merchandise.

Our business is seasonal, which could adversely affect the market price of our common stock.

Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons. This seasonality causes our operating results to vary considerably from quarter to quarter and could materially adversely affect the market price of our common stock.

We may be unable to source merchandise in a timely and cost-effective manner, which could adversely affect our sales.

The merchandise we sell is sourced from a wide variety of domestic and international vendors. All of our vendors must comply with applicable laws and our required standards of conduct. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, the ability to access suitable merchandise on acceptable terms, and the financial viability of our vendors are beyond our control and could adversely impact our performance.

An inability to attract and retain quality employees could result in higher payroll costs and adversely affect our operating results.

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

An inability to open new stores could adversely affect our financial performance.

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

Regulatory and litigation developments could adversely affect our business operations and financial performance.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. We continually monitor the state and federal employment law environment for developments that may adversely impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business and/or loss of employee morale. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Damage to the reputation of our private and exclusive brands could adversely affect our sales.

We develop and promote private and exclusive brands that have generated national recognition. Damage to the reputations of our private and exclusive label brand names may generate negative customer sentiment, potentially resulting in a reduction in sales, earnings, and thus shareholder value.

Disruptions in our information systems could adversely affect our sales and profitability.

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

Unauthorized disclosure of sensitive or confidential customer or employee information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer and employee information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Stores

As of January 31, 2009, we operated 1,004 stores in 48 states. Our typical, or “prototype,” store has 88,000 gross square feet of retail space and serves trade areas of 150,000-200,000 people. Most small stores are 68,000 square feet and serve trade areas of 100,000 to 150,000 people. Our urban stores, currently located in the New York and Chicago markets, serve very densely populated areas of up to 500,000 people and are larger than our prototype store, averaging approximately 125,000 gross square feet of retail space.

Our typical lease has an initial term of 20-25 years and four additional five-year options, but some leases have two to eight renewal options for consecutive five or ten-year extension terms. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately one-fourth of the leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our stores.

	Number of Stores			Retail Square Footage
	2007	Additions	2008	2007	Additions	2008
				(in thousands)
Mid-Atlantic Region:
Delaware	5	—	5	399	—	399
Maryland	16	1	17	1,240	61	1,301
Pennsylvania	40	3	43	2,969	196	3,165
Virginia	25	2	27	1,879	109	1,988
West Virginia	7	—	7	503	—	503

	93	6	99	6,990	366	7,356

	Number of Stores			Retail Square Footage
	2007	Additions	2008	2007	Additions	2008
				(in thousands)
Midwest Region:
Illinois	59	3	62	4,599	179	4,778
Indiana	33	3	36	2,442	197	2,639
Iowa	12	2	14	827	127	954
Michigan	44	2	46	3,277	144	3,421
Minnesota	24	1	25	1,853	70	1,923
Nebraska	6	1	7	419	67	486
North Dakota	3	—	3	217	—	217
Ohio	55	1	56	4,105	85	4,190
South Dakota	2	—	2	169	—	169
Wisconsin	37	2	39	2,737	113	2,850

	275	15	290	20,645	982	21,627

Northeast Region:
Connecticut	17	1	18	1,294	73	1,367
Maine	5	—	5	388	—	388
Massachusetts	21	—	21	1,682	—	1,682
New Hampshire	8	—	8	567	—	567
New Jersey	34	2	36	2,629	148	2,777
New York	44	—	44	3,411	—	3,411
Rhode Island	2	1	3	155	72	227
Vermont	1	—	1	77	—	77

	132	4	136	10,203	293	10,496

Northwest Region:
Idaho	4	—	4	269	—	269
Montana	—	1	1	—	72	72
Oregon	9	—	9	593	—	593
Washington	13	2	15	882	134	1,016
Wyoming	1	—	1	52	—	52

	27	3	30	1,796	206	2,002

South Central Region:
Arkansas	8	—	8	572	—	572
Kansas	9	—	9	663	—	663
Louisiana	4	—	4	291	—	291
Missouri	23	—	23	1,726	—	1,726
Oklahoma	9	—	9	668	—	668
Texas	73	5	78	5,411	343	5,754

	126	5	131	9,331	343	9,674

Southeast Region:
Alabama	7	3	10	509	180	689
Florida	23	20	43	1,738	1,475	3,213
Georgia	28	3	31	2,087	211	2,298
Kentucky	12	3	15	899	162	1,061
Mississippi	4	—	4	302	—	302
North Carolina	23	3	26	1,709	197	1,906
South Carolina	11	1	12	808	72	880
Tennessee	17	2	19	1,216	129	1,345

	125	35	160	9,268	2,426	11,694

	Number of Stores			Retail Square Footage
	2007	Additions	2008	2007	Additions	2008
				(in thousands)
Southwest Region:
Arizona	22	3	25	1,676	205	1,881
California	88	2	90	6,893	144	7,037
Colorado	22	—	22	1,698	—	1,698
Nevada	8	—	8	611	—	611
New Mexico	4	—	4	249	—	249
Utah	7	2	9	529	138	667

	151	7	158	11,656	487	12,143

Total	929	75	1,004	69,889	5,103	74,992

	Number of Stores by Major Metropolitan Market
	2007	Additions	2008
Greater New York metropolitan area	57	3	60
Chicago	48	2	50
Los Angeles	39	2	41
Greater Philadelphia metropolitan area	34	—	34
Dallas/Fort Worth	25	—	25
Atlanta	23	2	25
Detroit	23	2	25
Boston	23	—	23
Washington DC	22	1	23
Milwaukee	21	1	22
Minneapolis / St. Paul	21	1	22
Phoenix	18	3	21
Houston	16	3	19
Cleveland/Akron	18	—	18
Denver	17	—	17
Indianapolis	16	1	17
San Francisco	16	—	16
Columbus	14	1	15
St. Louis	13	1	14
Greater Orlando metropolitan area	8	5	13
Sacramento	13	—	13
Hartford/New Haven	12	1	13
Cincinnati	11	1	12
Kansas City	10	—	10
Pittsburgh, PA	9	1	10
Charlotte, NC	9	1	10
Seattle-Tacoma	9	1	10
Greater Miami metropolitan area	1	8	9
Other	383	34	417

	929	75	1,004

	Number of Stores by Store Type
	2007	Additions	2008
Prototype	863	55	918
Small	62	20	82
Urban	4	—	4

	929	75	1,004

	Number of Stores by Location
	2007	Additions	2008
Strip centers	664	53	717
Community & regional malls	64	2	66
Free standing	201	20	221

	929	75	1,004

	Number of Stores by Ownership
	2007	Additions	2008
Owned	327	36	363
Leased	388	7	395
Ground leased	214	32	246

	929	75	1,004

	Number of Stores by Building Type
	2007	Additions	2008
One-story	861	69	930
Multi-story	68	6	74

	929	75	1,004

Distribution Centers

The following table summarizes key information about each of our distribution centers.

Location	Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Menomonee Falls, Wisconsin	1981	530,000	Illinois, Wisconsin	90
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana	125
Winchester, Virginia	1997	420,000	Pennsylvania, Virginia, Maryland, Delaware, West Virginia	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Wyoming	105
Corsicana, Texas	2001	540,000	Texas, Oklahoma, Arkansas, Mississippi, Louisiana	110
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	140
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah, New Mexico	110
Macon, Georgia	2005	560,000	Alabama, Tennessee, Georgia, South Carolina, Florida, Kentucky, North Carolina	150
Patterson, California	2006	360,000	California, Oregon, Washington, Idaho	110
Ottawa, Illinois	2008	328,000	Indiana, Illinois, Michigan	150

We own all of the distribution centers except Corsicana, Texas, which is leased. We also own our corporate headquarters in Menomonee Falls, Wisconsin and a 940,000 square foot e-commerce fulfillment center in Monroe, Ohio.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to our ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the last quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

Our Common Stock has been traded on the New York Stock Exchange (“NYSE”) since May 19, 1992, under the symbol “KSS.” The prices in the table below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2008 and 2007.

	Price Range
	High	Low
2008
Fourth Quarter	$39.74	$24.28
Third Quarter	56.00	25.18
Second Quarter	50.81	36.81
First Quarter	50.93	38.40

2007
Fourth Quarter	$52.92	$37.31
Third Quarter	63.97	51.84
Second Quarter	76.59	57.32
First Quarter	79.55	65.56

We have filed with the Securities and Exchange Commission (“SEC”), as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certifications. In 2008, R. Lawrence Montgomery, our Chief Executive Officer at that time, submitted a certification with the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that, as of the date of the certification, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

(b) Holders

At March 11, 2009, there were 5,147 record holders of our Common Stock.

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

(d) Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 14, 2009 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(e) Performance Graph

The graph below compares our cumulative five-year stockholder return to that of the Standard & Poor’s 500 Index and the S&P 500 Department Stores Index. The S&P 500 Department Stores Index was calculated by Standard & Poor’s Investment Services and includes Kohl’s; JCPenney Company, Inc.; Dillard’s, Inc.; Macy’s, Inc.; Nordstrom Inc.; and Sears Holding Corporation. The graph assumes investment of $100 on January 31, 2004 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

	2003	2004	2005	2006	2007	2008
Kohl’s Corporation	$100.00	$102.98	$99.77	$165.12	$103.68	$82.87
S&P 500 Index	100.00	105.34	117.59	135.22	132.78	80.51
S&P 500 Department Stores Index	100.00	117.76	137.50	197.75	126.26	59.64

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities during 2008 which were not registered under the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As a result of the current economic environment, we have temporarily discontinued the $2.5 billion share repurchase program our Board of Directors authorized in September 2007. We will continue to evaluate stock repurchases based on market conditions and our liquidity position, but do not currently anticipate any share repurchases in 2009. When share purchases are resumed, we expect to continue executing this share repurchase program primarily in open market transactions, subject to market conditions.

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 31, 2009:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
Nov. 2 – Nov. 29, 2008	—	—	—	$1,866
Nov. 30, 2008 – Jan. 3, 2009	82	$32.66	—	1,866
Jan. 4 – Jan. 31, 2009	—	—	—	1,866

Total	82	$32.66	—	$1,866

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Income and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2008	2007	2006	2005	2004
	(Dollars in Millions, Except Per Share and Per Square Foot Data)
Statement of Income Data:
Net sales	$16,389	$16,474	$15,597	$13,444	$11,740
Cost of merchandise sold	10,334	10,460	9,922	8,664	7,611

Gross margin	6,055	6,014	5,675	4,780	4,129
Selling, general and administrative expenses	3,936	3,697	3,422	2,981	2,599
Depreciation and amortization	541	452	388	339	288
Preopening expenses	42	61	50	44	49

Operating income	1,536	1,804	1,815	1,416	1,193
Interest expense, net	111	62	41	70	62

Income before income taxes	1,425	1,742	1,774	1,346	1,131
Provision for income taxes	540	658	665	504	428

Net income	$885	$1,084	$1,109	$842	$703

Net income per share:
Basic	$2.89	$3.41	$3.34	$2.45	$2.06
Diluted	$2.89	$3.39	$3.31	$2.43	$2.04
Operating Data:
Comparable store sales growth (a)	(6.9%)	(0.8%)	5.9%	3.4%	0.3%
Net sales per selling square foot (b)	$222	$249	$256	$252	$255
Total square feet of selling space (end of period, in thousands)	74,992	69,889	62,357	56,625	49,201
Number of stores open (end of period)	1,004	929	817	732	637
Return on average shareholders’ equity (c)	14.0%	18.5%	19.5%	15.5%	15.4%
Balance Sheet Data (end of period):
Working capital	$1,885	$1,953	$1,482	$2,520	$2,187
Property and equipment, net	6,984	6,510	5,353	4,616	4,063
Total assets	11,334	10,560	9,034	9,146	7,973
Long-term debt and capital leases	2,053	2,052	1,040	1,046	1,103
Shareholders’ equity	6,739	6,102	5,603	5,956	5,034

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

(b)	Net sales per selling square foot is based on stores open for the full current period, excluding e-commerce. Fiscal 2006 excludes the impact of the 53rd week.
(c)	Average shareholders equity is based on a 5-quarter average.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our 2008 net sales reflect the impact of reduced discretionary consumer spending as a result of the slowdown in the U.S. economy. Partially offsetting the decrease in comparable store sales were the positive results of strong inventory and expense management.

Total net sales for 2008 were $16 billion, a 0.5% decrease from 2007. Comparable store sales decreased 6.9% as the result of a 5.9% decrease in the number of transactions per store and a 1.0% decrease in average transaction value. Accessories reported the strongest comparable store sales. The Northeast, Midwest and Mid-Atlantic regions had the strongest comparable store sales for 2008.

Gross margin as a percent of net sales was 36.9% for 2008, a 44 basis point improvement over 2007. Conservative inventory management, lower levels of clearance inventory, and increased penetration of private and exclusive brands contributed to the margin strength, despite the difficult economic environment. Inventory per store at year-end 2008 decreased 9.3% compared to year-end 2007.

Selling, general and administrative expenses increased 6.5% over 2007. As expected, these expenses increased more than sales, but less than new store growth of 8.1%.

Net income for 2008 was $885 million, or $2.89 per diluted share, compared with $1.1 billion or $3.39 per diluted share for 2007.

As of year-end 2008, we operated 1,004 stores, with 75 million square feet of selling space, in 48 states compared to 929 stores, with 70 million square feet of selling space, in 47 states as of year-end 2007. In 2009, we are planning to open approximately 55 new stores. We are also planning to remodel 51 stores, an increase from 36 remodels in 2008.

We believe our capital structure is well positioned to continue to support our expansion plans. We expect internally generated cash flows to continue to be our primary source of the funding required for future growth.

For 2009, we currently expect total sales to decrease in the range of 4% to 1% and comparable store sales to decrease in the range of 8% to 5% compared to 2008. We currently expect gross margin as a percentage of sales to be flat to up 10 basis points over 2008 and SG&A expense to increase 3% to 4% over 2008. Achieving these expectations would result in earnings per diluted share in the range of $2.00 to $2.30 for fiscal 2009.

Results of Operations

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2008 (“2008”) ended on January 31, 2009 and was a 52-week year. Fiscal year 2007 (“2007”) ended on February 2, 2008 and was a 52-week year. Fiscal year 2006 (“2006”) ended on February 3, 2007 and was a 53-week year.

Net sales.

	2008	2007	2006
Net sales (in millions)	$16,389	$16,474	$15,597
Number of stores:
Open at end of period	1,004	929	817
Comparable stores (a)	817	732	637
Sales growth:
All stores	(0.5%)	5.6%	16.0%
Comparable stores (a)	(6.9%)	(0.8%)	5.9%
Net sales per selling square foot (b)	$222	$249	$256

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

(b)	Net sales per selling square foot is based on stores open for the full current period, excluding e-commerce. Fiscal 2006 excludes the impact of the 53rd week.

Net sales for 2008 decreased $85 million, or 0.5%, from 2007. New stores contributed $1.0 billion to the increase in net sales over the prior year. Comparable store sales decreased $1.1 billion, or 6.9%, as the result of a 5.9% decrease in the number of transactions per store and a 1.0% decrease in average transaction value. We opened 75 new stores in 2008, 112 stores in 2007 and 85 stores in 2006. As we open new stores, especially in existing markets, sales may be transfered from existing stores. We estimate that opening new stores in existing markets negatively impacted comparable store sales by approximately 1% in 2008.

From a line of business perspective, Accessories reported the strongest comparable store sales with strength in sterling silver jewelry and accessories/handbags. Children’s, Men’s and Footwear outperformed the company’s comparable store sales for the year, while Women’s and Home trailed the company.

The Northeast, Midwest and Mid-Atlantic regions reported the strongest comparable store sales for 2008. E-commerce revenues increased 48% to $356 million for 2008 as we continue to expand the selections offered on-line.

Net sales per selling square foot decreased 11% to $222 in 2008. The decrease is primarily due to the decrease in comparable store sales. The remaining decrease is attributable to the percentage of stores opened in southern regions in 2007. The southern regions have been impacted more by the economic downturn than other regions.

Net sales for 2007 increased $877 million, or 5.6%, over 2006. New stores contributed $998 million to the increase in net sales over the prior year. Comparable store sales decreased $121 million, or 0.8%, as the result of a 1.4% decrease in the number of transactions per store, partially offset by a 0.6% increase in average transaction value. From a line of business perspective, Accessories reported the strongest comparable store sales in 2007 with strength in beauty and jewelry. Men’s and Footwear outperformed the company for the year, while Women’s and Home trailed the company. The Northeast region led our comparable store sales for 2007. E-commerce revenues increased 31% to $241 million for 2007 as we continued to expand the selections offered on-line.

As reflected in the table below, our merchandise mix has remained relatively constant over the last three years:

	2008	2007	2006
Women’s	32%	33%	33%
Men’s	19	19	19
Home	18	18	18
Children’s	13	13	13
Accessories	10	9	9
Footwear	8	8	8

Gross margin.

	2008	2007	2006
	(Dollars in millions)
Gross margin	$6,055	$6,014	$5,675
As a percent of net sales	36.9%	36.5%	36.4%

Gross margin includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping and handling expenses of e-commerce sales; and terms cash discount. Our gross margin may not be comparable with that of other retailers because we include distribution center costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.

The net $41 million, or 0.7%, increase in gross margin dollars for 2008 compared to 2007 reflects incremental sales at newly-opened stores, substantially offset by decreases at comparable stores. The improvement in gross margin as a percent of net sales for 2008 compared to 2007 was driven by the continued impact of our merchandise and inventory management initiatives and increased penetration of private and exclusive brands. Sales of private and exclusive brands reached approximately 42% of net sales for 2008, an increase of over 260 basis points over 2007.

Gross margin for 2007 increased $339 million, or 6.0%, over 2006. The improvement in gross margin as a percent of net sales for 2007 compared to 2006 was driven by the continued impact of our merchandise and inventory management initiatives, improved markup and shortage results, the adoption of our markdown optimization systems, and increased penetration of private and exclusive brands. Sales of private and exclusive brands were approximately 39% of net sales for 2007, an increase of over 300 basis points over 2006.

Selling, general and administrative expenses.

	2008	2007	2006
	(Dollars in millions)
Selling, general, and administrative expenses	$3,936	$3,697	$3,422
As a percent of net sales	24.0%	22.4%	21.9%

Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net operations of servicing the Kohl’s credit card; and other administrative costs. Depreciation and amortization and preopening expenses are not included in SG&A. The classification of these expenses varies across the retail industry.

SG&A for 2008 increased $239 million, or 6.5%, over 2007. The net increase in SG&A dollars reflects incremental costs at newly-opened stores, partially offset by decreases at comparable stores reflecting our ongoing efforts to control costs in the current economic environment. As expected, SG&A increased more than sales, but less than new store growth of 8.1%.

Distribution center costs, which are included in SG&A, totaled $166 million for 2008, $165 million for 2007 and $150 million for 2006. These costs reflect the benefits of investments in technology in our distribution centers that continue to generate operating efficiencies.

The revenue-sharing agreement related to our Kohl’s credit card accounts generated higher revenues in 2008 than in 2007. Even though we continue to see an increase in the number of accounts which carry balances and are ultimately charged-off, these increases were more than offset by increases in finance charges and late charge fees.

Net advertising costs increased $51 million to $890 million for 2008. As a result of current market conditions, we made a conscious decision to increase advertising costs in 2008, including the most aggressive holiday marketing campaign in our history.

SG&A for 2007 increased $275 million, or 8.0%, over 2006. Even though the increase in SG&A was higher than the increase in sales, it was lower than new store growth of 13.8%. We achieved leverage in credit and corporate expenses for 2007, but stores, advertising and distribution centers did not leverage primarily due to lower comparable store sales, our desire to maintain a positive customer in-store experience and incremental marketing expenses associated with the launch of new brand initiatives and new store openings. These increases were partially offset by lower incentive compensation expenses.

Depreciation and amortization.

	2008	2007	2006
	(Dollars in millions)
Depreciation and amortization	$541	$452	$388
As a percent of net sales	3.3%	2.7%	2.5%

The increases in depreciation and amortization are primarily due to the addition of new stores and the mix of owned compared to leased stores.

Preopening expenses.

	2008	2007	2006
Preopening expenses (in millions)	$42	$61	$50
Number of stores opened	75	112	85
Average cost per store (in thousands)	$570	$500	$580

Preopening expenses include the costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense. The average cost per store fluctuates based on the mix of stores opened in new markets compared to existing markets (with new markets being more expensive) and the mix of leased and owned stores (with leased stores being more expensive).

The increase in the average cost per store for 2008 compared to 2007 is primarily due to an increase in the number of ground leased stores which were opened in 2008. Under GAAP, we are required to recognize rent expense when we take possession of the property, so must recognize rental expense for ground leased properties several months prior to the actual opening of the store and, in most cases, before rental payments are due. The decrease in the average cost per store for 2007 compared to 2006 is due to shifting more advertising to the post-grand opening period and to an increase in the percentage of stores which were opened in existing markets rather than new markets.

Operating income.

	2008	2007	2006
	(Dollars in millions)
Operating income	$1,536	$1,804	$1,815
As a percent of net sales	9.4%	11.0%	11.6%

The changes in operating income and operating income as a percent of net sales are due to the factors discussed above.

Interest expense.

	2008	2007	2006
	(Dollars in millions)
Interest expense, net	$111	$62	$41

Net interest expense for 2008 increased $49 million, or 79%, over 2007 primarily due to the $1 billion in new debt that was issued in September 2007. Reductions in capitalized interest due to lower capital expenditures also contributed to the increase.

Net interest expense for 2007 increased $21 million, or 51%, over 2006 primarily due to higher outstanding debt balances, including both advances on our short-term credit facilities and $1 billion in new debt that was issued in September 2007. Lower interest income on investments also contributed to the increase as we used proceeds from the 2007 debt issuance and the 2006 sale of our credit card portfolio to fund stock repurchases. These increases were partially offset by higher capitalized interest due to increased capital expenditures.

Income taxes.

	2008	2007	2006
	(Dollars in millions)
Provision for income taxes	$540	$658	$665
Effective tax rate	37.9%	37.8%	37.5%

The effective tax rate for 2008 was comparable to the 2007 rate. The increase in the effective tax rate for 2007 compared to 2006 was primarily due to a decrease in the amount of tax-exempt interest earned in 2007 compared to 2006 and a shift in the mix of new stores in certain jurisdictions. The tax rate for 2006 benefited from the tax-free interest earned on investments.

Inflation

Although we expect that our operating results will be influenced by general economic conditions, including fluctuations in food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations during the periods presented. However, there can be no assurance that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

Our primary sources of funds are cash flow provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs are met by the lines of credit available under our $900 million revolving credit facility.

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

	2008	2007	2006
	(Dollars in millions)
Net cash provided by (used in):
Operating activities	$1,701	$1,235	$3,120
Investing activities	(1,442)	(1,568)	(1,440)
Financing activities	(273)	325	(1,618)

Operating activities.

Despite the decrease in net income, cash provided by operations increased 38% over 2007 to $1.7 billion in 2008. This increase in operating cash flow was primarily attributable to a $335 million reduction in cash used for inventory purchases.

At January 31, 2009, total merchandise inventories decreased $57 million, or 2%, from year-end 2007. On a per store basis, merchandise inventories at January 31, 2009 decreased 9.3% from year-end 2007. Clearance inventory units per store are down approximately four times as much as merchandise inventories per store. These reductions are the result of our conservative sales and receipt planning.

Accounts payable at January 31, 2009 increased $45 million from year-end 2007. Accounts payable as a percent of inventory was 31.5% at January 31, 2009, compared to 29.3% at year-end 2007, primarily due to strong inventory management, our cycle time reduction initiatives and improved vendor financing management.

The $1.9 billion decrease in net cash provided by operating activities for 2007 compared to 2006 was primarily due to the cash proceeds of $1.6 billion received in April 2006 in conjunction with the sale of our proprietary credit card portfolio. The primary use of operating cash flow for 2007 was an increase in merchandise inventories of $275 million. The primary source of operating cash flow for 2007 was a $149 million increase in accrued and other long-term liabilities. Accounts payable was a $98 million use of operating cash flow in 2007, compared to a $104 million source of operating cash flow in 2006.

Merchandise inventories used net cash of $275 million in 2007. The 11% increase in our ending inventory balance from year-end 2006 to 2007 was primarily due to the increase in the number of stores. On a per store basis, merchandise inventories at year-end 2007 decreased 2.6% from year-end 2006, due to conservative receipt plans for Spring 2008.

Accounts payable at year-end 2007 decreased $98 million from year-end 2006. Accounts payable as a percent of inventory was 29.3% at year-end 2007, compared to 36.2% at year-end 2006, reflecting reduced receipts of Spring 2008 merchandise as a result of conservative sales planning and increased vendor allowances.

Investing activities.

Net cash used in investing activities was $1.4 billion in 2008, compared to $1.6 billion in 2007 as decreases in capital expenditures were substantially offset by a comparable decrease in net investment activity.

Net purchases and sales of investments used cash of $439 million in 2008 and $52 million in 2007. As of January 31, 2009, we had investments in auction rate securities (“ARS”) with a par value of $407 million and an estimated fair value of $332 million. ARS are long-term debt instruments with interest rates reset through periodic short term auctions, which are typically held every 35 days. Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for substantially all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction, another market for ARS develops or the debt matures. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called. Proceeds from the sale of ARS were $93 million in 2008, including $17 million which were called at par subsequent to February 2008.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk. While the auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $1.0 billion for 2008, a $528 million decrease from 2007. This decrease is primarily due to a decrease in the number of new store openings in 2008 compared to 2007. We opened 75 stores in 2008 compared to 112 stores in 2007. Total capital expenditures for fiscal 2009 are expected to be approximately $800 million. The actual amount of our future capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings. We do not anticipate that our expansion plans will be limited by any restrictive covenants in our financing agreements. We believe that our capital structure is well positioned to support our expansion plans. We anticipate that internally generated cash flows will be the primary source of funding for future growth.

Capital expenditures, including favorable lease rights, by major category were as follows:

	2008	2007	2006
New stores	68%	77%	76%
Remodels / relocations	12	6	2
Distribution centers	4	3	6
Other	16	14	16

Acquisition of property and equipment and favorable lease rights	100%	100%	100%

Net cash used in investing activities increased $128 million for 2007 compared to 2006. The increase reflects higher capital expenditures, partially offset by the net impact of short-term investing activities. Net short-term investment activity resulted in a use of funds of $52 million in 2007 and $270 million in 2006. Net short-term investment activity reflects investment funds used to purchase treasury stock and the investment of proceeds from the $1 billion of new debt issued in September 2007 and the sale of our private label credit card portfolio in 2006. Capital expenditures totaled $1.5 billion for 2007, a $379 million increase over 2006 primarily due to an increase in the number of stores opened and an increase in the number of remodels.

Financing activities.

Our financing activities used cash of $273 million in 2008 and provided cash of $325 million in 2007. The change reflects the proceeds from issuance of debt in 2007 and lower treasury stock repurchases in 2008.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million.

We had no amounts outstanding on our lines of credit at either year-end 2008 or year-end 2007. Average borrowings under these facilities were $40 million for 2008, $63 million for 2007 and $19 million for 2006. The decrease from 2007 to 2008 reflects decreased cash needs due to lower inventory levels, capital expenditures and stock repurchases.

Our credit ratings have been unchanged since September 2007 when we issued $1 billion in debt. Our ratings are currently as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa1	BBB+	BBB+

We may from time to time seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.

In September 2007, our Board of Directors authorized a $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. As a result of the current economic environment, we have temporarily discontinued repurchases under this program. We will continue to evaluate stock repurchases based on market conditions and our liquidity position, but do not currently expect any share repurchases in 2009. When share repurchases are resumed, we expect to continue executing this share repurchase program primarily in open market transactions, subject to market conditions.

Total repurchases under the repurchase plans were as follows:

	2008	2007	2006	Total
$2.5 Billion Program:
Shares (in thousands)	6,048	7,409	—	13,457
Cost (in millions)	$261	$372	—	$633
Cost Per Share	$43.19	$50.24	—	$47.07
$2 Billion Program:
Shares (in thousands)	—	5,334	27,466	32,800
Cost (in millions)	—	$373	$1,627	$2,000
Cost Per Share	—	$69.97	$59.22	$60.97
Total:
Shares (in thousands)	6,048	12,743	27,466	46,257
Cost (in millions)	$261	$745	$1,627	$2,633
Cost Per Share	$43.19	$58.50	$59.22	$56.93

We also acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s restricted stock. Such shares are then designated as treasury shares.

Our financing activities generated $325 million of cash in 2007, compared to using $1.6 billion in 2006. The change is the result of proceeds from the issuance of debt in 2007 and lower treasury stock purchases in 2007.

Key financial ratios.

Key financial ratios that provide certain measures of our liquidity are as follows:

	2008	2007	2006
Working capital (In Millions)	$1,885	$1,953	$1,482
Current ratio	2.04:1	2.10:1	1.78:1
Debt/capitalization	23.5%	25.3%	15.9%
Ratio of earnings to fixed charges	4.47	5.97	7.61

The decreases in working capital and the current ratio as of year-end 2008 compared to year-end 2007 were primarily due to lower inventory levels and a higher accounts payable balance.

The debt/capitalization ratio reflects higher capitalization at year-end 2008 compared to year-end 2007 due to current year earnings.

The decrease in the earnings to fixed charges ratio was the result of lower income before taxes and higher interest expense on our debt due to the $1 billion in debt that was issued in September 2007.

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

Debt Covenant Compliance. Our debt agreements contain various covenants including limitations on additional indebtedness and the following leverage ratio:

		(Dollars in Millions)
	Total Debt per Balance Sheet	$2,070
	Other Debt	—

	Subtotal	2,070
	Rent x 8	3,580

A	Included Indebtedness	$5,650

	Net Worth	$6,739
	Investments (accounted for under equity method)	—

	Subtotal	6,739
	Included Indebtedness	5,650

B	Capitalization	$12,389

	Leverage Ratio (A/B)	0.46
	Maximum permitted Leverage Ratio	0.70

As of January 31, 2009, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2009.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2008	2007	2006
	(In Millions)
Net cash provided by operating activities	$1,701	$1,235	$3,120
Acquisition of property and equipment and favorable lease rights	(1,014)	(1,542)	(1,163)

Free cash flow	$687	$(307)	$1,957

Contractual Obligations

Our contractual obligations as of January 31, 2009 are as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years)
	(In Millions)
Recorded contractual obligations:
Long-term debt	$1,900	$—	$400	$—	$1,500
Capital leases	177	17	27	16	117

	2,077	17	427	16	1,617

Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,861	123	237	194	1,307
Capital leases	113	13	22	19	59
Operating leases (a)	11,155	444	913	890	8,908
Royalties	225	43	94	63	25
Purchase obligations (b)	2,584	2,584	—	—	—
Other (c)	36	36	—	—	—

	15,974	3,243	1,266	1,166	10,299

Total	$18,051	$3,260	$1,693	$1,182	$11,916

(a)	Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $148 million for 2008, $135 million for 2007 and $123 million for 2006.
(b)	Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.
(c)	Other includes primarily commitments for stores to be opened in 2009.

We adopted the provisions of FIN 48 on February 4, 2007. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will affect liquidity and cash flows.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2008.

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

Income Taxes

We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Our effective income tax rate was 37.9% in 2008, 37.8% in 2007 and 37.5% in 2006. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Operating Leases

As of January 31, 2009, we leased 641 of our 1,004 retail stores. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building or land for initial setup of fixtures and merchandise or land improvements.

New Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This standard prescribes that if the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, U.S. Generally Accepted Accounting Principles (“GAAP”) requires that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. The adoption of this statement in the fourth quarter of 2008 had no impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. We adopted this statement in the fourth quarter of 2008 without a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. A portion of this statement was effective for 2008, while the remaining portion of the statement is effective for our fiscal 2009. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which collectively remove certain leasing transactions from the scope of SFAS No. 157 and partially delay the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. In October 2008, the FASB also issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Although we will continue to evaluate the application of SFAS No. 157, we do not currently believe adoption of the remaining portions of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A portion of this statement was effective for 2008, while the remaining portion of the statement is effective for our fiscal 2009. We do not expect the adoption of the remaining portions of this statement will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2008 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

Borrowings under our revolving credit facilities are at variable rates and are affected by changes in interest rates. For 2008, average borrowings under our revolving credit facilities were $40 million. If interest rates on the average 2008 variable rate debt changed by 100 basis points, our annual interest expense would change by $400,000, assuming comparable borrowing levels.

We were not a party to any derivative financial instruments in 2008, 2007 or 2006.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of January 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued the following attestation report on the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 5, 2009

(c) Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of the Proxy Statement for our May 14, 2009 Annual Meeting of Shareholders (“our 2009 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2009 Proxy, which information is incorporated herein by reference.

Our executive officers as of March 11, 2009 are as follows:

Name	Age	Position
R. Lawrence Montgomery	60	Chairman and Director

Kevin Mansell	56	Chief Executive Officer, President and Director

Don Brennan	48	Senior Executive Vice President

John Worthington	45	Senior Executive Vice President

Wesley S. McDonald	46	Executive Vice President—Chief Financial Officer

Mr. Montgomery was elected Chairman of the Board in February 2003. He served as Chief Executive Officer from February 1999 to August 2008. He was appointed to the Board of Directors in 1994 and served as Vice Chairman from March 1996 to November 2000. Mr. Montgomery served as Executive Vice President of Stores from February 1993 to February 1996 after joining Kohl’s as Senior Vice President—Director of Stores in 1988. Mr. Montgomery began his retail career in 1972.

Mr. Mansell was promoted to Chief Executive Officer in August 2008 and has served as President and Director since February 1999. He served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined Kohl’s as a Divisional Merchandise Manager in 1982. Mr. Mansell began his retail career in 1975.

Mr. Brennan has served as Senior Executive Vice President since September 2007. He joined Kohl’s in April 2001 as Executive Vice President, Merchandise Planning and Allocation, and also served as Executive Vice President, General Merchandise Manager Men’s and Children’s from April 2004 to September 2007. Prior to joining Kohl’s, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc. since 1982. Mr. Brennan has 27 years of experience in the retail industry.

Mr. Worthington has served as Senior Executive Vice President since September 2007. Prior to this assignment, Mr. Worthington has served in a variety of positions with Kohl’s, including Executive Vice President, Director of Stores from 2005 to September 2007, Senior Vice President of Stores from 2004 to 2005 and Vice President, Regional Manager from 2002 to 2004. Mr. Worthington was with May Department Stores, Inc. before joining Kohl’s and has 20 years of experience in the retail industry.

Mr. McDonald has served as Executive Vice President, Chief Financial Officer since August 2003. Prior to joining Kohl’s, Mr. McDonald was Vice President, Chief Financial Officer of Abercrombie & Fitch since June 2000. Mr. McDonald served in a variety of management positions with Target Corporation from 1988 to 2000, most recently as Director, Target Corporation IS Finance & Administration. Mr. McDonald has 21 years of experience in the retail industry.

Members of our Board of Directors as of March 11, 2009 are as follows:

Peter Boneparth (c)	Kevin Mansell
Senior Advisor,	President and Chief Executive Officer,
Irving Capital Partners	Kohl’s Corporation

Steven A. Burd (b)(c)	R. Lawrence Montgomery
Chairman, President and Chief Executive Officer,	Chairman of the Board,
Safeway Inc.	Kohl’s Corporation

Wayne Embry (a)(c)*	Frank V. Sica (b)*(c)
Senior Advisor to the President,	Managing Partner,
Maple Leaf Sports & Entertainment, Ltd.	Tailwind Capital
(Retiring from Board of Directors in May 2009)

John F. Herma (a)(c)	Peter M. Sommerhauser
Retired Chief Operating Officer and Secretary, Kohl’s Corporation	Shareholder, Godfrey & Kahn, S.C. Law Firm

Dale E. Jones (c)	Stephanie A. Streeter (a)(c)
Vice Chairman and Partner of the CEO and Board Practice in the Americas,	Former Chairman, President, and Chief Executive Officer,
Heidrick and Struggles	Banta Corporation

William S. Kellogg	Stephen E. Watson (a)*(c)
Retired Chairman and Chief Executive Officer, Kohl’s Corporation	Former President and Chief Executive Officer of Gander Mountain, L.L.C.
Former Chairman and Chief Executive Officer, Department Store Division of Dayton-Hudson Corporation

(a)	2008 Audit Committee member
(b)	2008 Compensation Committee member
(c)	2008 Governance & Nominating Committee member
*	Denotes Chair

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of our 2009 Proxy, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2009 Proxy, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Person Transactions” section of our 2009 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2009 Proxy, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See “Index to Consolidated Financial Statements of Kohl’s Corporation” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements beginning on page F-3, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits:

See “Exhibit Index” of this Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ KEVIN MANSELL
Kevin Mansell
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ WESLEY S. MCDONALD
Wesley S. McDonald
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ R. LAWRENCE MONTGOMERY R. Lawrence Montgomery Chairman and Director	/s/ KEVIN MANSELL Kevin Mansell President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PETER BONEPARTH Peter Boneparth Director	/s/ WILLIAM S. KELLOGG William S. Kellogg Director

/s/ STEVEN A. BURD Steven A. Burd Director	/s/ FRANK SICA Frank Sica Director

/s/ WAYNE EMBRY Wayne Embry Director	/s/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/s/ JOHN F. HERMA John F. Herma Director	/s/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/s/ DALE E. JONES Dale E. Jones Director	/s/ STEPHEN E. WATSON Stephen E. Watson Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006.

3.3	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007.

3.4	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 27, 2009.

4.1	Credit Agreement dated as of October 12, 2006 by and among the Company, the Lenders party thereto, Bank of America, N.A., as an Issuing Bank and Syndication Agent, JPMorgan Chase Bank, N.A., US Bank National Association and Wachovia Bank National Association, as Co-Documentation Agents and The Bank of New York, as an Issuing Bank, the Swing Line Lender and the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

4.2	Certain other long-term debt is described in Note 3 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 3 and not filed herewith.

10.1	Private Label Credit Card Program Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

10.2	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.3	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.4	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.5	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.*

10.6	Kohl’s Corporation Executive Bonus Plan, incorporated herein by reference to the Company’s Schedule 14A (File No. 001-11084) filed on March 27, 2007.*

10.7	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.8	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.9	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

Exhibit Number	Description
10.10	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.11	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.12	Form of Executive Stock Option Award, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 23, 2005.*

10.13	Form of Outside Director Stock Option Award, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.14	Summary of Outside Director Compensation, incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.*

10.15	Employment Agreement between the Company and William S. Kellogg dated April 30, 1992, incorporated herein by reference to Exhibit 10.6 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.16	Amendment to Employment Agreement between the Company and Mr. Kellogg, dated January 31, 2004, incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.17	Employment Agreement between the Company and John F. Herma dated April 30, 1992, incorporated herein by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.18	Amendment to Employment Agreement between the Company and Mr. Herma, dated January 31, 2004, incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.19	Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.20	First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.21	Second Amendment to Employment Agreement between the Company and Mr. Montgomery, dated January 31, 2004, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.22	Third Amendment to Employment Agreement between the Company and Mr. Montgomery, dated August 20, 2008, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.23	Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 17, 2008, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 19, 2008.*

10.24	Employment Agreement between the Company and Kevin Mansell, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 1999.*

10.25	Amendment to Employment Agreement between the Company and Mr. Mansell, dated January 31, 2004, incorporated herein by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

Exhibit Number	Description
10.26	Second Amendment to Employment Agreement between the Company and Mr. Mansell, dated August 20, 2008, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.27	Letter to Mr. Mansell dated August 11, 2008, incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated August 21, 2008.

10.28	Amendment to Employment Agreement between the Company and Mr. Mansell, dated November 17, 2008, incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on November 19, 2008.*

10.29	Form of Executive Compensation Agreement between the Company and various key executives, including Wesley McDonald, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

10.30	Form of Employment Agreement between the Company and each of Donald Brennan and John Worthington, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 14, 2007.*

10.31	Amendment to Employment Agreement between the Company and Mr. Brennan, dated November 17, 2008, incorporated herein by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on November 19, 2008.*

10.32	Amendment to Employment Agreement between the Company and Mr. Worthington, dated November 17, 2008, incorporated herein by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on November 19, 2008.*

10.33	Separation and Release Agreement between the Company and Thomas Kingsbury, dated December 10, 2008.*

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF KOHL’S CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 5, 2009

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Millions, Except Per Share Data)

	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash	$167	$181
Short-term investments	509	483
Merchandise inventories	2,799	2,856
Deferred income taxes	74	71
Other	151	133

Total current assets	3,700	3,724

Property and equipment, net	6,984	6,510
Long-term investments	332	—
Favorable lease rights, net	201	210
Goodwill	9	9
Other assets	108	107

Total assets	$11,334	$10,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$881	$836
Accrued liabilities	812	798
Income taxes payable	105	124
Current portion of capital leases	17	13

Total current liabilities	1,815	1,771

Long-term debt and capital leases	2,053	2,052
Deferred income taxes	320	262
Other long-term liabilities	407	373

Shareholders’ equity:
Common stock—$0.01 par value, 800 million shares authorized, 351 million shares issued	4	4
Paid-in capital	1,971	1,911
Treasury stock at cost, 46 million and 40 million shares	(2,638)	(2,376)
Accumulated other comprehensive loss	(46)	—
Retained earnings	7,448	6,563

Total shareholders’ equity	6,739	6,102

Total liabilities and shareholders’ equity	$11,334	$10,560

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)

	2008	2007	2006
Net sales	$16,389	$16,474	$15,597
Cost of merchandise sold (exclusive of depreciation shown separately below)	10,334	10,460	9,922

Gross margin	6,055	6,014	5,675
Operating expenses:
Selling, general, and administrative	3,936	3,697	3,422
Depreciation and amortization	541	452	388
Preopening expenses	42	61	50

Operating income	1,536	1,804	1,815
Other expense (income):
Interest expense	132	82	67
Interest income	(21)	(20)	(26)

Income before income taxes	1,425	1,742	1,774
Provision for income taxes	540	658	665

Net income	$885	$1,084	$1,109

Net income per share:
Basic	$2.89	$3.41	$3.34
Diluted	$2.89	$3.39	$3.31

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
Balance at January 28, 2006	346	$3	$1,583	$—	$—	$4,370	$5,956
Net income and comprehensive income	—	—	—	—	—	1,109	1,109
Exercise of stock options	3	—	95	—	—	—	95
Net income tax impact from stock option activity	—	—	26	—	—	—	26
Share-based compensation expense	—	—	45	—	—	—	45
Treasury stock purchases	—	—	—	(1,628)	—	—	(1,628)

Balance at February 3, 2007	349	3	1,749	(1,628)	—	5,479	5,603
Net income and comprehensive income	—	—	—	—	—	1,084	1,084
Exercise of stock options	2	1	97	—	—	—	98
Net income tax impact from stock option activity	—	—	6	—	—	—	6
Share-based compensation expense	—	—	59	—	—	—	59
Treasury stock purchases	—	—	—	(748)	—	—	(748)

Balance at February 2, 2008	351	4	1,911	(2,376)	—	6,563	6,102
Net income	—	—	—	—	—	885	885
Other comprehensive loss:
Unrealized loss on investments, net of tax of $29	—	—	—	—	(46)	—	(46)

Total comprehensive income							839
Exercise of stock options	—	—	5	—	—	—	5
Net income tax impact from stock option activity	—	—	(6)	—	—	—	(6)
Share-based compensation expense	—	—	61	—	—	—	61
Treasury stock purchases	—	—	—	(262)	—	—	(262)

Balance at January 31, 2009	351	$4	$1,971	$(2,638)	$(46)	$7,448	$6,739

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	2008	2007	2006
Operating activities
Net income	$885	$1,084	$1,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount and deferred financing fees	543	453	389
Share-based compensation	55	54	45
Excess tax benefits from share-based compensation	—	(6)	(26)
Deferred income taxes	84	(12)	9
Other non-cash revenues and expenses	47	34	23
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	1,652
Merchandise inventories	60	(275)	(350)
Other current and long-term assets	(23)	(45)	(65)
Accounts payable	48	(98)	104
Accrued and other long-term liabilities	28	149	138
Income taxes	(26)	(103)	92

Net cash provided by operating activities	1,701	1,235	3,120

Investing activities
Acquisition of property and equipment and favorable lease rights	(1,014)	(1,542)	(1,163)
Net purchases of money-market investments	(479)	(30)	—
Purchases of investments in auction rate securities	(53)	(6,521)	(11,913)
Sales of investments in auction rate securities	93	6,499	11,643
Proceeds from sale of property, plant and equipment	1	30	—
Other	10	(4)	(7)

Net cash used in investing activities	(1,442)	(1,568)	(1,440)

Financing activities
Treasury stock purchases	(262)	(748)	(1,628)
Payments of long-term debt and capital leases	(16)	(20)	(111)
Proceeds from issuance of debt, net of deferred financing fees	—	989	—
Proceeds from stock option exercises	5	98	95
Excess tax benefits from share-based compensation	—	6	26

Net cash (used in) provided by financing activities	(273)	325	(1,618)

Net (decrease) increase in cash	(14)	(8)	62
Cash at beginning of year	181	189	127

Cash at end of year	$167	$181	$189

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Accounting Policies

Business

As of January 31, 2009, Kohl’s Corporation operated 1,004 family-oriented department stores that feature private, exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers. Our stores are located in 48 states.

Our authorized capital stock consists of 800 million shares of $0.01 par value common stock and 10 million shares of $0.01 par value preferred stock.

Consolidation

The consolidated financial statements include the accounts of Kohl’s Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Accounting Period

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2008 (“2008”) ended on January 31, 2009 and was a 52-week year. Fiscal year 2007 (“2007”) ended on February 2, 2008 and was a 52-week year. Fiscal year 2006 (“2006”) ended on February 3, 2007 and was a 53-week year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ Consolidated Statements of Cash Flows to conform to the 2008 presentation.

Cash

Credit and debit card receivables included within cash were $71 million at January 31, 2009 and $76 million at February 2, 2008.

Investments

Short-term investments are stated at cost, which approximates market. Short-term investments include investments in money-market funds and commercial paper at January 31, 2009 and investments in auction rate securities (“ARS”) at February 2, 2008. Long-term investments as of January 31, 2009 consist of ARS investments which are classified as available-for-sale securities and recorded at market.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) basis using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. We record an additional reserve when the future estimated selling price is less than cost.

Property and Equipment

Property and equipment consist of the following:

	Jan. 31, 2009	Feb. 2, 2008
	(In Millions)
Land	$997	$871
Buildings and improvements	5,490	4,860
Store fixtures and equipment	2,135	1,954
Property under capital leases	233	214
Construction in progress	257	353
Capitalized software	337	288

Total property and equipment	9,449	8,540
Less accumulated depreciation	(2,465)	(2,030)

	$6,984	$6,510

Construction in progress includes land and buildings and improvements for locations not yet opened and for the expansion and remodeling of existing locations in process at the end of each year.

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less. Depreciation expense for property and equipment, including property under capital leases and capitalized software, totaled $528 million for 2008, $441 million for 2007 and $375 million for 2006.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	8-40 years
Store fixtures and equipment	3-15 years
Property under capital leases	5-40 years
Computer hardware and software	3-8 years

Property and equipment acquired through capital leases totaled $18 million in 2008, $29 million in 2007 and $14 million in 2006.

Capitalized Interest

We capitalize interest on the acquisition and construction of new locations and expansion of existing locations and depreciate that amount over the lives of the related assets. Capitalized interest was $8 million for 2008, $16 million for 2007 and $8 million for 2006.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options with a maximum of 50 years. Accumulated amortization was $108 million at January 31, 2009 and $96 million at February 2, 2008. Amortization begins when the respective stores are opened. Amortization expense was $13 million for 2008, $12 million for 2007 and $13 million for 2006. Amortization expense for current favorable lease right assets is estimated to be approximately $10 million per year for each of the next five years.

Long-Lived Assets

All long-lived assets (including favorable lease rights) are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. We evaluated the ongoing value of our property and equipment and other long-lived assets at year-end 2008, 2007 and 2006 and determined that there was no significant impact on our results of operations.

Goodwill

We completed our annual goodwill impairment tests for 2008, 2007 and 2006 and determined there was no impairment of existing goodwill. The goodwill balance was $9 million as of both January 31, 2009 and February 2, 2008.

Accrued Liabilities

Accrued liabilities consist of the following:

	Jan. 31, 2009	Feb. 2, 2008
	(In Millions)
Various liabilities to customers	$200	$201
Sales, property and use taxes	121	113
Accrued construction costs	116	121
Payroll and related fringe benefits	94	69
Other accruals	281	294

	$812	$798

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

factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. We also have a lifetime medical payment limit of $1.5 million. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits, excluding administrative expenses and before pre-funding, were approximately $81 million at January 31, 2009 and $70 million at February 2, 2008. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.

Long-term Liabilities

The major components of other long-term liabilities consist of the following:

	Jan. 31, 2009	Feb. 2, 2008
	(In Millions)
Property related liabilities	$250	$221
Unrecognized tax benefits, including accrued interest and penalties	115	98
Other long-term liabilities	42	54

	$407	$373

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

•       Net operations of servicing the Kohl’s credit card

•       Freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities

•       Advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

•       Other administrative costs

The classification of these expenses varies across the retail industry.

Vendor Allowances

We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates and promotion and advertising support. The vendor consideration is recorded either as a reduction of inventory costs or Selling, General and Administrative (“SG&A”) expenses based on the application of Emerging Issues Task Force No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” Promotional and advertising allowances are intended to offset our advertising costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.

Advertising

Advertising costs, which include primarily television and radio broadcast and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	2008	2007	2006
	(In Millions)
Gross advertising costs	$1,037	$981	$880
Vendor allowances	147	142	112

Net advertising costs	$890	$839	$768

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

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

On February 4, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Our liability for unrecognized tax benefits was not impacted by the implementation of FIN 48.

We recognize interest and penalty expense related to unrecognized tax benefits in our provision for income tax expense.

Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed to be issued upon exercise of stock options.

The information required to compute basic and diluted net income per share is as follows:

	2008	2007	2006
	(In Millions except per share data)
Numerator—net income	$885	$1,084	$1,109

Denominator—weighted average shares
Basic	306	318	332
Impact of dilutive employee stock options (a)	1	2	3

Diluted	307	320	335

Net income per share:
Basic	$2.89	$3.41	$3.34
Diluted	$2.89	$3.39	$3.31

(a)	Excludes 18 million options for 2008, 9 million options for 2007 and 8 million options for 2006 as the impact of such options was antidilutive.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Stock Options

Stock-based compensation transactions, including stock options and nonvested stock awards, are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-based Payment” (“SFAS 123(R)”). Under SFAS 123(R), we recognize expense related to the fair value of new, modified and unvested share-based awards which are expected to vest on a straight-line basis over the vesting period. The fair value of all share-based awards is estimated on the date of grant.

New Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This standard prescribes that if the fair value of an available-for-sale or held-to-maturity debt security is less than its cost basis at the measurement date, GAAP requires that the reporting entity assess the impaired security to determine whether the impairment is other than temporary. The adoption of this statement in the fourth quarter of 2008 had no impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. We adopted this statement in the fourth quarter of 2008 without a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. A portion of this statement was effective for 2008, while the remaining portion of the statement is effective for our fiscal 2009. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which collectively remove certain leasing transactions from the scope of SFAS No. 157 and partially delay the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities. In October 2008, the FASB also issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Although we will continue to evaluate the application of SFAS No. 157, we do not currently believe adoption of the remaining portions of SFAS No. 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A portion of this statement was effective for 2008, while the remaining portion of the statement is effective for our fiscal 2009. We do not expect the adoption of the remaining portions of this statement will have a material impact on our consolidated financial statements.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Long-term Investments

As of January 31, 2009, the par value of our ARS was $407 million and the estimated fair value was $332 million. Our ARS portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. Approximately $217 million of our ARS (at fair value) are rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings. The remaining ARS investments have ratings equivalent to the Standard and Poor’s “AA” and “A” ratings.

Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for substantially all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction, another market for ARS develops or the debt matures. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called. Since February 2008, $17 million of ARS were called at par.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk. While the auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

We intend to hold these ARS until their fair value once again equals their par value and believe we have the ability to do so based on other sources of liquidity. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Consolidated Balance Sheet at January 31, 2009. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2056. The weighted-average maturity date is 2036. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Consolidated Balance Sheet at January 31, 2009.

SFAS No. 157, “Fair Value Measurements,” requires fair value measurements be classified and disclosed in one of the following three categories:

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

The fair value for our ARS is based on third-party pricing models and is classified as a Level 3 pricing category. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Long-term Investments (continued)

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

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

(In Millions)
Balance as of February 3, 2008	$—
Transfers into Level 3	424
Sales (at par)	(17)
Unrealized losses	(75)

Balance as of January 31, 2009	$332

The $75 million of unrealized losses presented in the table above are reported net of deferred taxes of $29 million as a component of Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareholders’ Equity.

3.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	Jan. 31, 2009	Feb. 2, 2008
		($ in Millions)
Non-callable and unsecured senior debt:
2011	6.59%	$400	$400
2017	6.31%	650	650
2029	7.36%	200	200
2033	6.05%	300	300
2037	6.89%	350	350

Total senior debt	6.55%	1,900	1,900
Capital lease obligations		177	172
Unamortized debt discount		(7)	(7)
Less current portion		(17)	(13)

Long-term debt and capital leases		$2,053	$2,052

On September 28, 2007, we issued $1 billion of non-callable unsecured debt, which included $650 million in aggregate principal amount of 6.25% Notes due 2017 and $350 million in aggregate principal amount of 6.875% Notes due 2037. Interest-only payments are due on these notes semi-annually on June 15 and December 15 beginning in June 2008. The notes are subject to various customary covenants.

Based on quoted market prices, the estimated fair value of our senior debt was approximately $1.6 billion at January 31, 2009 and $1.9 billion at February 2, 2008.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Debt (continued)

We have various facilities upon which we may draw funds. As of year-end 2008, these facilities included a $900 million senior unsecured revolving facility and two demand notes with availability of $50 million. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; LIBOR plus a margin, depending on our long-term unsecured debt ratings; or the agent bank’s base rate. The $900 million senior unsecured revolving credit facility agreement matures on October 12, 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million.

Information related to our revolving facilities is as follows:

	2008	2007
	($ in Millions)
Maximum outstanding during year	$383	$392
Average outstanding during year	40	63
Outstanding at year end	—	—
Weighted average interest rate	2.4%	6.0%

We reached our highest short-term borrowing level for 2008 on November 6, 2008 and for 2007 on September 27, 2007.

Our debt agreements contain various covenants including limitations on additional indebtedness and certain financial tests. As of January 31, 2009, we were in compliance with all covenants of the debt agreements.

We also have outstanding letters of credit and stand-by letters of credit totaling approximately $38 million at January 31, 2009.

Interest payments, net of amounts capitalized, were $145 million for 2008, $59 million for 2007 and $68 million for 2006.

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

Rent expense charged to operations was $448 million for 2008, $417 million for 2007 and $389 million for 2006. Rent expense includes contingent rents, which are based on sales, of $3 million for 2008 and $4 million for both 2007 and 2006. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options which are exercisable at our option. The renewal options generally include four additional five-year options, but some range from two additional five-year periods to eight ten-year periods.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Commitments (continued)

Assets held under capital leases are included in property and equipment and depreciated over the term of the lease. Assets under capital leases consist of the following:

	Jan. 31, 2009	Feb. 2, 2008
	(In Millions)
Buildings and improvements	$209	$197
Equipment	24	17
Less accumulated depreciation	(74)	(54)

	$159	$160

Depreciation expense related to capital leases totaled $19 million for 2008, $14 million for 2007 and $11 million for 2006.

Future minimum lease payments at January 31, 2009, are as follows:

	Capital Leases	Operating Leases
	(In Millions)
Fiscal Year:
2009	$30	$444
2010	26	460
2011	23	453
2012	18	446
2013	17	444
Thereafter	176	8,908

	290	$11,155

Less amount representing interest	113

Present value of lease payments	$177

5.	Benefit Plans

We have an Employee Stock Ownership Plan (“ESOP”) for the benefit of our non-management associates. Contributions are made at the discretion of the Board of Directors. ESOP expenses, net of forfeitures, totaled $8 million for 2008, $19 million for 2007 and $20 million for 2006. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

We also have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 25% of their base compensation, subject to certain statutory limits. We match 100% of the first 3% of each participant’s contribution. We also make defined annual contributions for all qualifying associates based on a percentage of qualifying payroll earnings. Defined contribution plan expense, net of forfeitures, was $30 million for 2008, $25 million for 2007 and $16 million for 2006.

We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for 2008, 2007 and 2006 was immaterial.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

Deferred income taxes consist of the following:

	Jan. 31, 2009	Feb. 2, 2008
	(In Millions)
Deferred tax liabilities:
Property and equipment	$560	$447
Deferred tax assets:
Merchandise inventories	38	37
Accrued and other liabilities, including stock options	166	149
Accrued step rent liability	81	70
Unrealized loss on auction rate securities	29	—

	314	256

	$246	$191

The components of the provision for income taxes are as follows:

	2008	2007	2006
	(In Millions)
Current federal	$411	$604	$583
Current state	45	66	73
Deferred federal	76	(11)	8
Deferred state	8	(1)	1

	$540	$658	$665

Amounts paid for income taxes	$471	$709	$567

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2008	2007	2006
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.2	3.1
Tax-exempt interest income	(0.2)	(0.4)	(0.4)
Other	—	—	(0.2)

Provision for income taxes	37.9%	37.8%	37.5%

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2003 through 2008 tax years. State returns subject to examination are generally for the 2003 through 2008 tax years. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes (continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2008	2007
	(In Millions)
Balance at beginning of year	$81	$67
Increases due to:
Tax positions taken in current year	16	17
Tax positions taken in prior years	—	3
Decreases due to:
Tax positions taken in prior years	(4)	(2)
Settlements with taxing authorities	(1)	(3)
Lapse of applicable statute of limitations	—	(1)

Balance at end of year	$92	$81

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $23 million at January 31, 2009 and $17 million at February 2, 2008. Interest and penalty expense was $6 million in both 2008 and 2007.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $60 million as of January 31, 2009 and $53 million as of February 2, 2008.

It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

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

The following table summarizes the number of options and nonvested stock authorized and available for grant as of January 31, 2009:

	1997 Plan	2003 Plan	Total
	(In Thousands)
Options and nonvested stock:
Authorized	400	31,000	31,400
Available for grant	148	17,413	17,561

Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

Stock options

The majority of stock options granted to employees vest in four equal annual installments. Remaining stock options vest in five to seven equal annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to our Board of Directors and vest over one to three years, depending on the length of the term to which the director was elected. Options granted to employees after 2005 have a term of seven years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Options granted to directors have a term of 10 years.

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following weighted-average assumptions:

	2008	2007	2006
Dividend yield	0%	0%	0%
Volatility	36.6%	30.4%	31.1%
Risk-free interest rate	2.5%	4.7%	4.7%
Expected life in years	5.3	5.2	5.2
Weighted-average fair value at grant date	$15.52	$26.33	$19.52

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

The following table summarizes our stock option activity for 2008, 2007 and 2006:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	17,313	$55.79	15,226	$49.21	15,802	$43.82
Granted	3,568	41.93	5,079	72.29	3,679	53.37
Forfeited/expired	(1,612)	59.37	(852)	60.55	(867)	53.43
Exercised	(135)	40.87	(2,140)	46.21	(3,388)	27.50

Balance at end of year	19,134	$53.01	17,313	$55.79	15,226	$49.21

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $1 million in 2008, $58 million in 2007 and $115 million in 2006.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

Additional information related to stock options outstanding and exercisable at January 31, 2009, segregated by grant price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
In-the-money:
$ 17.00 – $ 33.38	2,083	5.1	$27.16	1,657	4.7	$26.91
$ 34.66 $ 36.71	851	5.9	35.42	796	5.9	35.46
Out-of-the-money:
$ 36.97 – $ 42.89	2,480	6.5	42.50	156	9.2	41.56
$ 42.95 $ 49.56	2,476	9.8	47.24	1,687	10.1	47.55
$ 49.69 $ 51.50	1,690	8.8	50.34	1,135	9.3	50.42
$ 51.58 $ 51.81	2,156	4.3	51.81	1,014	4.3	51.81
$ 51.83 $ 66.25	2,651	6.7	60.22	1,884	6.9	61.15
$ 66.30 $ 75.90	1,600	7.1	68.54	1,266	7.6	67.75
$ 75.95 $ 75.95	3,080	5.1	75.95	793	5.0	75.95
$ 77.24 $ 77.62	67	5.3	77.25	18	5.6	77.29

	19,134	6.6	$53.01	10,406	7.0	$51.11

Intrinsic value (in thousands)	$21,003			$17,240

The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on January 31, 2009 ($36.71) over the exercise price multiplied by the applicable number of stock options.

Nonvested stock awards

We have also awarded shares of nonvested common stock to eligible key employees. Most awards have restriction periods tied primarily to employment and/or service. In 2008, we awarded 50,000 nonvested stock awards to our chief executive officer with vesting tied to certain corporate performance criteria. The awards have historically vested over three years. Beginning in March 2007, certain key employees were offered the option of receiving up to 50 percent of their annual award in nonvested stock. The annual nonvested stock award for such employees vests over four years.

The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

The following table summarizes nonvested stock activity for 2008, 2007 and 2006:

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	150	$69.98	128	$51.17	204	$48.82
Granted	187	44.86	116	75.95	37	55.98
Vested	(54)	64.48	(77)	50.00	(102)	48.46
Forfeited	(7)	54.90	(17)	60.22	(11)	49.25

Balance at end of year	276	$54.39	150	$69.98	128	$51.17

The aggregate fair value of awards at the time of vesting was $2 million in 2008, $4 million in 2007 and $6 million in 2006.

Other required disclosures

Stock-based compensation expense for both stock options and nonvested stock awards is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $55 million for 2008, $54 million for 2007 and $45 million for 2006.

Total unrecognized share-based compensation expense for all share-based payment plans was $126 million at January 31, 2009, of which approximately $54 million is expected to be recognized in 2009, $44 million in 2010, $21 million in 2011, $6 million in 2012 and $1 million in 2013. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

8.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our financial position or results of operations.

9.	Quarterly Financial Information (Unaudited)

	2008
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
Net sales	$3,624	$3,725	$3,804	$5,235
Gross margin	$1,335	$1,475	$1,423	$1,822
Net income	$153	$236	$160	$336
Basic shares	309	306	305	305
Basic net income per share	$0.50	$0.77	$0.53	$1.10
Diluted shares	309	307	305	305
Diluted net income per share	$0.49	$0.77	$0.52	$1.10

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Quarterly Financial Information (Unaudited) (continued)

	2007
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
Net sales	$3,572	$3,589	$3,825	$5,487
Gross margin	$1,318	$1,396	$1,418	$1,882
Net income	$209	$269	$194	$412
Basic shares	322	320	317	313
Basic net income per share	$0.65	$0.84	$0.61	$1.32
Diluted shares	325	323	319	314
Diluted net income per share	$0.64	$0.83	$0.61	$1.31

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly net income per share may not equal the annual net income per share.

10.	Related Party

One of our directors is also a shareholder of a law firm which performs legal services for us.

We have agreements with Blackhawk Network, Inc. (“Blackhawk”) pursuant to which Blackhawk distributes our prepaid gift cards for sale in various retail outlets and, beginning in 2008, to which we sell prepaid gift cards for other retailers in our stores. We pay Blackhawk a fee for Kohl’s gift cards which are sold at other retailers and receive a fee for selling gift cards for other retailers in our stores. Blackhawk is a subsidiary of Safeway Stores, Inc. (“Safeway”) and one of our directors is Chairman, President and Chief Executive Officer of Safeway. The agreements were entered into in the ordinary course of our business, and our director was not involved in any of the related negotiations. Blackhawk is a leading provider of gift card marketing services in the retail industry, and Safeway has confirmed that the terms of our agreements with Blackhawk are substantially similar to the terms of Blackhawk’s agreements with other similarly situated national retailers.