Form 10-Q
period 2009-05-02
KOHLS CORPORATION
filed 2009-06-05
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 30, 2009 Common Stock, Par Value $0.01 per Share, 305,387,321 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	May 2, 2009	January 31, 2009	May 3, 2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash	$239	$167	$239
Short-term investments	655	509	34
Merchandise inventories	2,804	2,799	2,817
Deferred income taxes	74	74	65
Other	127	151	141

Total current assets	3,899	3,700	3,296

Property and equipment, net	7,001	6,984	6,619
Long-term investments	326	332	395
Favorable lease rights, net	198	201	204
Goodwill	9	9	9
Other assets	105	108	107

Total assets	$11,538	$11,334	$10,630

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,003	$881	$945
Accrued liabilities	752	812	703
Income taxes payable	82	105	77
Short-term debt	—	—	109
Current portion of capital leases	17	17	13

Total current liabilities	1,854	1,815	1,847

Long-term debt and capital leases	2,056	2,053	2,048
Deferred income taxes	323	320	270
Other long-term liabilities	420	407	371

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	1,981	1,971	1,919
Treasury stock, at cost, 46 shares at May 2, 2009 and January 31, 2009, 44 shares at May 3, 2008	(2,639)	(2,638)	(2,527)
Accumulated other comprehensive loss	(46)	(46)	(18)
Retained earnings	7,585	7,448	6,716

Total shareholders’ equity	6,885	6,739	6,094

Total liabilities and shareholders’ equity	$11,538	$11,334	$10,630

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended
	May 2, 2009	May 3, 2008
Net sales	$3,638	$3,624
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,270	2,289

Gross margin	1,368	1,335

Operating expenses:
Selling, general, and administrative	961	923
Depreciation and amortization	141	130
Preopening expenses	15	11

Operating income	251	271
Interest expense, net	32	26

Income before income taxes	219	245
Provision for income taxes	82	92

Net income	$137	$153

Net income per share:
Basic:
Basic	$0.45	$0.50
Average number of shares	305	309

Diluted:
Diluted	$0.45	$0.49
Average number of shares	306	309

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

			Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Common Stock
	Shares	Amount
Balance at January 31, 2009	351	$4	$1,971	$(2,638)	$(46)	$7,448	$6,739
Net income and comprehensive income	—	—	—	—	—	137	137
Share-based compensation	—	—	12	—	—	—	12
Exercise of stock options and other	1	—	—	—	—	—	—
Net income tax impact from exercise of stock options	—	—	(2)	—	—	—	(2)
Treasury stock purchases	—	—	—	(1)	—	—	(1)

Balance at May 2, 2009	352	$4	$1,981	$(2,639)	$(46)	$7,585	$6,885

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Three Months (13 Weeks) Ended
	May 2, 2009	May 3, 2008
Operating activities
Net income	$137	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount and deferred financing fees	141	130
Share-based compensation	11	8
Deferred income taxes	4	25
Other non-cash revenues and expenses	24	3
Changes in operating assets and liabilities:
Merchandise inventories	(5)	39
Other current and long-term assets	22	(6)
Accounts payable	122	112
Accrued and other long-term liabilities	(32)	(62)
Income taxes	(25)	(49)

Net cash provided by operating activities	399	353

Investing activities
Acquisition of property and equipment and favorable lease rights	(186)	(273)
Net purchases of short-term investments	(146)	(3)
Purchases of long-term investments	—	(53)
Sales of long-term investments	7	76
Other	2	2

Net cash used in investing activities	(323)	(251)

Financing activities
Net borrowings under credit facilities	—	109
Capital lease payments	(4)	(3)
Treasury stock purchases	(1)	(151)
Proceeds from stock option exercises	1	1

Net cash used in financing activities	(4)	(44)

Net increase in cash	72	58
Cash at beginning of period	167	181

Cash at end of period	$239	$239

Supplemental information:
Interest paid, net of capitalized interest	$17	$15
Income taxes paid	103	116

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

We operate as a single business unit.

2.	Debt

Long-term debt, which excludes draws on revolving credit facilities, consists of the following:

Maturing	Weighted Average Effective Rate	May 2, 2009	January 31, 2009	May 3, 2008
	(Dollars in Millions)
Non-callable and unsecured senior debt:
2011	6.59%	$400	$400	$400
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.55%	1,900	1,900	1,900

Capital lease obligations		180	177	169
Unamortized debt discount		(7)	(7)	(8)
Less current portion		(17)	(17)	(13)

Long-term debt and capital leases		$2,056	$2,053	$2,048

Based on quoted market prices (Level 1 per SFAS No. 157, “Fair Value Measurements”), the estimated fair value of our senior debt was approximately $1.7 billion at May 2, 2009.

3.	Share-Based Compensation

We grant share-based compensation, including options to purchase shares of our common stock and nonvested stock, pursuant to various plans. Annual grants of stock options and nonvested stock are generally made to eligible employees in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year.

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first quarter of the respective fiscal year based on the following assumptions:

	2009	2008
Volatility	42.8%	36.6%
Risk-free interest rate	1.7%	2.5%
Expected life in years	5.4	5.3
Dividend yield	0%	0%
Weighted-average fair value at grant date	$16.98	$15.89

The following table summarizes our stock option activity for the first quarters of 2009 and 2008:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of quarter	19,134	$53.01	17,313	$55.79
Granted	2,617	41.51	2,423	43.00
Forfeited/expired	(300)	56.70	(420)	58.43
Exercised	(26)	29.38	(20)	40.55

Balance at end of quarter	21,425	$51.58	19,296	$54.14

The following table summarizes our nonvested stock activity for the first quarters of 2009 and 2008:

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of quarter	276	$54.39	150	$69.98
Granted	657	41.63	61	42.89
Vested	(58)	60.73	(38)	68.37

Balance at end of quarter	875	$44.38	173	$60.82

Total share-based compensation expense was $11 million for the three months ended May 2, 2009 and $8 million for the three months ended May 3, 2008.

Total unrecognized share-based compensation expense for all share-based payment plans was $164 million at May 2, 2009, of which approximately $50 million is expected to be recognized in the remainder of 2009, $54 million in 2010, $30 million in 2011, $16 million in 2012, $12 million in 2012 and $2 million in 2013. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Long-Term Investments

Our long-term investments consist of investments in auction rate securities (“ARS”), which are long-term debt instruments with interest rates reset through periodic short-term auctions. Our ARS portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. As of May 2, 2009, $189 million of our ARS (at fair value) were rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings. The remaining ARS investments have ratings equivalent to the Standard & Poor’s “AA” and “A” ratings.

As a result of persistent failed auctions since February 2008 and the resulting uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Condensed Consolidated Balance Sheets.

We intend to hold these ARS until their fair value once again equals their par value and believe we have the ability to do so based on other sources of liquidity. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Condensed Consolidated Balance Sheets.

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3 per SFAS No. 157, “Fair Value Measurements”):

(In millions)
Balance as of January 31, 2009	$332
Sales (at par)	(7)
Unrealized gain on sale	1

Balance as of May 2, 2009	$326

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	May 2, 2009	May 3, 2008
	(In Millions)
Numerator—net income	$137	$153
Denominator—weighted average shares:
Basic	305	309
Impact of dilutive employee stock options and non-vested stock (a)	1	—

Diluted	306	309

(a) Excludes 19 million options for the three months ended May 2, 2009 and 17 million options for the three months ended May 3, 2008, as the impact of such options was antidilutive.

7.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the required portions of this statement in fiscal 2008. The remaining portions of this statement, which are related to non-financial assets and liabilities, were adopted without material impact in the first quarter of 2009.

In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The fair value of our debt is reported in Note 2, Debt and the fair value of our long-term investments is reported in Note 4, Long-Term Investments. During the current quarter, we also adopted the provisions of FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” without material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This standard permits entities to measure many financial instruments and certain other items at fair value. As of May 2, 2009, we have not, and do not expect to, elect the fair value option for any eligible financial asset or liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the first quarter of 2009” or “2009” are for the 13-week fiscal period ended May 2, 2009 and all references to “the first quarter of 2008” or “2008” are for the 13-week fiscal period ended May 3, 2008.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2008 Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2008 Annual Report on Form 10-K (particularly in “Risk Factors”).

Executive Summary

The recent economic slowdown has caused disruptions and significant volatility in financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. Our sales reflect these reductions in consumer spending. Partially offsetting these sales declines, however, are the positive results of our inventory management and cost control initiatives.

For the quarter, net sales increased 0.4% and comparable store sales decreased 4.2% compared to the prior year quarter. All regions and all lines of business reported lower comparable store sales.

Gross margin as a percent of net sales for the quarter increased 77 basis points compared to the prior year quarter to 37.6%. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength. Ending inventory per store decreased 6.8% compared to the prior year quarter.

Selling, general and administrative expenses increased 4.1% compared to the prior year quarter. As expected, these expenses increased at a rate faster than sales, but at a rate slower than store growth.

Net income for the quarter was $137 million, or $0.45 per diluted share, compared to net income of $153 million and diluted earnings per share of $0.49 in the first quarter of last year.

We opened 8 stores in March and 11 stores in April of 2009. As of May 2, 2009, we operated 1,022 stores in 49 states compared to 957 stores in 47 states as of May 3, 2008. Selling square footage totaled 76.3 million square feet at May 2, 2009 and 71.8 million square feet at May 3, 2008. We currently expect to open 37 additional stores in the second half of fiscal 2009. We closed one underperforming store in Michigan during the first quarter of 2009. We will continue to evaluate individual store performance in the future, but do not currently expect additional store closings in 2009.

We completed 20 remodels in March 2009. We plan to complete an additional 31 remodels during the remainder of the year, for a total of 51. This is an increase from 36 stores last year. We have been able to compress the remodel duration period from 16 weeks to nine weeks over the past two years in order to minimize costs and disruptions to our stores, benefiting our sales and customer experience. Remodels remain a critical part of our long-term strategy as we believe it is extremely important to maintain our existing store base, even in this difficult environment.

Results of Operations

Net Sales

			Increase
	2009	2008	$	%
	(Dollars in Millions)
Net sales	$3,638	$3,624	$14	0.4%

New stores contributed $165 million in net sales over the prior year quarter. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, declined $151 million compared to the first quarter of last year. The 4.2% decrease in comparable store sales was the result of a 1.6% decrease in average transaction value and a 2.6% decrease in the number of transactions per store.

All regions and all lines of business reported lower comparable store sales for the quarter compared to the prior year quarter. The Southwest region reported the strongest comparable store sales, due partly to sales attributable to former Mervyn’s customers. The Southeast region remains the most challenging.

Footwear reported the strongest comparable store sales for the quarter, with strong comparable store sales growth in children’s and athletic shoes. In addition, Men’s, Home, Accessories and Children’s outperformed the company’s average for the quarter. Men’s was led by basics and casual sportswear. Children’s was led by boys and infant/toddler. Home was led by bedding and small electrics and Accessories by sterling silver jewelry, handbags and fashion jewelry.

E-Commerce revenues were $89 million for the quarter, compared to $67 million for the first quarter of last year, an increase of 32.5%.

Gross Margin

			Increase
	2009	2008	$	%
	(Dollars in Millions)
Gross margin	$1,368	$1,335	$33	2.5%
Gross margin as a percent of net sales	37.6%	36.8%

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

Gross margin as a percent of net sales was 37.6% for 2009, an increase of approximately 80 basis points compared to 36.8% for 2008. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength. In addition to carrying a lower level of inventory per store, we continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives. This strategy reduces our seasonal merchandise clearance inventories. Sales of private and exclusive brands reached 44% of net sales for the quarter, an increase of approximately 200 basis points over the comparable prior year period. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin percentage.

Operating Expenses

			Increase
	2009	2008	$	%
	(Dollars in Millions)
S,G&A	$961	$923	$38	4.1%
S,G&A as a percent of net sales	26.4%	25.5%

Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative costs. Depreciation and amortization and preopening expenses are not included in SG&A. The classification of these expenses varies across the retail industry.

SG&A for 2009 increased $38 million, or 4.1%, over 2008. The net increase in SG&A dollars reflects incremental costs at newly-opened stores, partially offset by decreases at comparable stores, reflecting our ongoing efforts to control costs in the current economic environment. As expected, SG&A increased more than sales, but less than new store growth of 6.8%.

Hourly store payroll costs as a percentage of net sales decreased, or “leveraged,” as reduced inventory and clearance levels resulted in fewer hours spent on replenishment and inventory markdowns. We were able to shift some of these savings to provide additional customer assistance on the selling floor and at point-of-sale. This emphasis on customer service contributed to an 8.4% improvement in our customer service scores over 2008.

Distribution center costs, which are included in SG&A, totaled $35 million for 2009 and $38 million for 2008. The decrease reflects the benefits of investments in technology in our distribution centers that continue to generate operating efficiencies. Lower fuel costs also contributed to the decrease.

The revenue-sharing agreement related to our Kohl’s credit card accounts generated higher revenues in the current year period than the prior year period. Even though we continue to see an increase in the number of accounts which carry balances and are ultimately charged-off, these increases were more than offset by increases in finance charges and late charge fees.

Net advertising costs and information services costs decreased slightly in 2009 compared to 2008.

Partially offsetting these expense reductions were higher fixed occupancy and variable store costs due primarily to an increase in the number of stores and higher incentive expenses as a result of improved performance expectations for 2009.

			Increase
	2009	2008	$	%
	(Dollars in Millions)
Depreciation and amortization	$141	$130	$11	8.5%
Depreciation and amortization as a percent of net sales	3.9%	3.6%

The increase in depreciation and amortization for the quarter is primarily attributable to the addition of new stores.

			Increase
	2009	2008	$	%
	(Dollars in Millions)
Preopening expenses	$15	$11	$4	36.4%
Number of stores opened	19	28

Preopening expenses increased despite a decrease in the number of stores opened primarily due to an increase in the number of ground leased stores which will open in 2009. Under Generally Accepted Accounting Principles (“GAAP”), we are required to recognize rent expense when we take possession of the property, so we must recognize rental expense for ground leased properties several months prior to the actual opening of the store and, in most cases, before rental payments are due.

Operating Income

			Decrease
	2009	2008	$	%
	(Dollars in Millions)
Operating income	$251	$271	$(20)	(7.4)%
Operating income as a percent of net sales	6.9%	7.5%

As a result of the above factors, operating income as a percent of net sales was 6.9% for 2009 compared to 7.5% for 2008.

Interest Expense, Net

			Increase
	2009	2008	$	%
	(Dollars in Millions)
Interest expense, net	$32	$26	$6	23.1%

The increase in net interest expense reflects lower interest income due to lower interest rates on our investments and reductions in capitalized interest due to lower capital expenditures.

Provision for Income Taxes

			Decrease
	2009	2008	$	%
	(Dollars in Millions)
Provision for income taxes	$82	$92	$(10)	(10.9)%

Our effective tax rate was 37.5% for both 2009 and 2008.

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

			Increase (Decrease) in Cash
	2009	2008	$	%
	(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$399	$353	$46	13.0%
Investing activities	(323)	(251)	(72)	(28.7)
Financing activities	(4)	(44)	40	(90.9)

Operating Activities. Despite the decrease in net income, cash provided by operations in 2009 was $399 million, 13% higher than the prior year. The most significant source of operating cash flow for 2009 was a $122 million increase in accounts payable. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Merchandise inventories per store were $2.7 million at May 2, 2009, $2.8 million at January 31, 2009 and $2.9 million at May 3, 2008. The decreases in inventories per store reflect continued inventory management, including conservative sales and receipts planning, and lower clearance levels. Normal business seasonality also contributed to the decrease from January 31, 2009 to May 2, 2009.

Accounts payable at May 2, 2009 increased $58 million from May 3, 2008 and increased $122 million from January 31, 2009. Accounts payable as a percent of inventory was 35.8% at May 2, 2009, compared to 33.6% at May 3, 2008, reflecting the positive results of inventory management, cycle time reduction and vendor finance initiatives.

Investing Activities. The increase in net cash used in investing activities is primarily attributable to net investment activity which used $139 million in 2009, compared to generating $20 million in 2008, reflecting increased short-term investment purchases in 2009.

As of May 2, 2009, we had investments in auction rate securities (“ARS”) with a par value of $400 million and an estimated fair value of $326 million. To date, all ARS sales and calls have been at par and we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While the auction failures, which began in February 2008, limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $186 million for 2009, an $87 million decrease from the comparable prior year period. This decrease is primarily due to a decrease in the number of new store openings from 28 in 2008 to 19 in 2009.

Financing Activities. Financing activities were not significant in 2009.

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

There were no draws on these facilities during 2009. In 2008, weighted-average borrowings under these facilities were $48 million.

We have no debt maturing until 2011. We expect to use funds from operations to repay both the $300 million of long-term debt which is due in March 2011 and the $100 million of long-term debt which is due in October 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	May 2, 2009	January 31, 2009	May 3, 2008
Working capital (In Millions)	$2,045	$1,885	$1,449
Current ratio	2.10:1	2.04:1	1.78:1
Debt/capitalization	23.1%	23.5%	26.3%

The increase in working capital and the current ratio as of May 2, 2009 compared to May 3, 2008 was primarily due to higher short-term investments. The decrease in the debt/capitalization ratio reflects lower debt levels and higher capitalization, primarily due to earnings.

Debt Covenant Compliance. As of May 2, 2009, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2009.

		(Dollars in Millions)
	Total Debt per Balance Sheet	$2,073
	Other Debt	—

	Subtotal	2,073
	Rent x 8	3,707

A	Included Indebtedness	$5,780

	Net Worth	$6,885
	Investments (accounted for under equity method)	—

	Subtotal	6,885
	Included Indebtedness	5,780

B	Capitalization	$12,665

	Leverage Ratio (A/B)	0.46
	Maximum permitted Leverage Ratio	0.70

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2009	2008
	(In Millions)
Net cash provided by operating activities	$399	$353
Acquisition of property and equipment and favorable lease rights	(186)	(273)

Free cash flow	$213	$80

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 2, 2009. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 31, 2009.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 20, 2009, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended May 2, 2009, which were not registered under the Securities Act.

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

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended May 2, 2009:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
Feb. 1 – Feb. 28, 2009	—	—	—	$1,866
Mar. 1 – Apr. 4, 2009	15,155	$41.24	—	1,866
Apr. 5 – May 2, 2009	482	45.29	—	1,866

Total	15,637	$41.36	—	$1,866

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 14, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

The results of the matters voted upon by our shareholders were as follows:

	Number of Shares
	For	Against	Abstain
1. Election of directors:
Peter Boneparth	266,406,209	3,433,536	114,892
Steven A. Burd	262,226,223	7,592,169	136,246
John F. Herma	257,063,343	12,755,080	136,215
Dale E. Jones	266,845,356	2,994,114	115,168
William S. Kellogg	261,559,012	8,261,770	133,856
Kevin Mansell	262,735,652	7,107,013	111,973
R. Lawrence Montgomery	261,202,614	8,639,629	112,395
Frank V. Sica	258,059,492	11,757,846	137,299
Peter M. Sommerhauser	252,263,576	17,553,747	137,315
Stephanie A. Streeter	266,891,810	2,949,787	113,040
Stephen E. Watson	266,841,957	2,996,567	116,114

2. Ratification of Ernst & Young LLP as our independent registered public accounting firm	263,911,609	5,956,387	86,641

3. Shareholder proposal regarding the amendment of the Company’s Articles of Incorporation	118,534,986	135,839,545	563,838

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 5, 2009	/s/ Kevin Mansell
President, Chief Executive Officer and Director

Date: June 5, 2009	/s/ Wesley S. McDonald
Wesley S. McDonald Chief Financial Officer