Form 10-Q
period 2009-08-01
KOHLS CORPORATION
filed 2009-09-04
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 28, 2009 Common Stock, Par Value $0.01 per Share, 305,582,208 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	August 1, 2009	January 31, 2009	August 2, 2008
	(Unaudited)	(Audited)	(Unaudited)

Assets
Current assets:
Cash	$221	$167	$217
Short-term investments	1,133	509	71
Merchandise inventories	2,724	2,799	2,718
Deferred income taxes	72	74	72
Other	131	151	134

Total current assets	4,281	3,700	3,212

Property and equipment, net	7,142	6,984	6,951
Long-term investments	325	332	391
Favorable lease rights, net	196	201	202
Goodwill	9	9	9
Other assets	106	108	111

Total assets	$12,059	$11,334	$10,876

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,153	$881	$1,023
Accrued liabilities	873	812	820
Income taxes payable	59	105	78
Current portion of capital leases	16	17	14

Total current liabilities	2,101	1,815	1,935

Long-term debt and capital leases	2,053	2,053	2,050
Deferred income taxes	333	320	279
Other long-term liabilities	436	407	379

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,000	1,971	1,935
Treasury stock, at cost, 46 shares at August 1, 2009, January 31, 2009 and August 2, 2008	(2,639)	(2,638)	(2,638)
Accumulated other comprehensive loss	(45)	(46)	(20)
Retained earnings	7,816	7,448	6,952

Total shareholders’ equity	7,136	6,739	6,233

Total liabilities and shareholders’ equity	$12,059	$11,334	$10,876

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net sales	$3,806	$3,725	$7,445	$7,350
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,286	2,250	4,556	4,540

Gross margin	1,520	1,475	2,889	2,810

Operating expenses:
Selling, general, and administrative	966	930	1,927	1,852
Depreciation and amortization	144	133	285	263
Preopening expenses	11	6	26	17

Operating income	399	406	651	678

Interest expense, net	31	26	62	53

Income before income taxes	368	380	589	625
Provision for income taxes	139	144	221	236

Net income	$229	$236	$368	$389

Net income per share:
Basic:
Basic	$0.76	$0.77	$1.21	$1.27
Average number of shares	305	306	305	307

Diluted:
Diluted	$0.75	$0.77	$1.20	$1.26
Average number of shares	306	307	306	308

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

	Common Stock		Paid-In	Treasury	Accumulated Other Comprehensive	Retained	Total
	Shares	Amount	Capital	Stock	Loss	Earnings

Balance at January 31, 2009	351	$4	$1,971	$(2,638)	$(46)	$7,448	$6,739

Net income	—	—	—	—	—	368	368

Other comprehensive income:
Unrealized gain on investments, net of tax	—	—	—	—	1	—	1

Total comprehensive income							369

Share-based compensation	—	—	30	—	—	—	30

Exercise of stock options and other	1	—	4	—	—	—	4

Net income tax impact from exercise of stock options	—	—	(5)	—	—	—	(5)

Treasury stock purchases	—	—	—	(1)	—	—	(1)

Balance at August 1, 2009	352	$4	$2,000	$(2,639)	$(45)	$7,816	$7,136

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months (26 Weeks) Ended
	August 1, 2009	August 2, 2008

Operating activities
Net income	$368	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount and deferred financing fees	285	263
Share-based compensation	27	23
Deferred income taxes	15	28
Other non-cash revenues and expenses	36	14
Changes in operating assets and liabilities:
Merchandise inventories	77	139
Other current and long-term assets	18	(4)
Accounts payable	272	190
Accrued and other long-term liabilities	(36)	(118)
Income taxes	(50)	(50)

Net cash provided by operating activities	1,012	874

Investing activities
Acquisition of property and equipment and favorable lease rights	(336)	(558)
Net purchases of short-term investments	(624)	(40)
Purchases of long-term investments	—	(53)
Sales of long-term investments	8	77
Other	(1)	3

Net cash used in investing activities	(953)	(571)

Financing activities
Capital lease payments	(8)	(6)
Treasury stock purchases	(1)	(262)
Proceeds from stock option exercises	4	1

Net cash used in financing activities	(5)	(267)

Net increase in cash	54	36
Cash at beginning of period	167	181

Cash at end of period	$221	$217

Supplemental information:
Interest paid, net of capitalized interest	$67	$77
Income taxes paid	260	257

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

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

We operate as a single business unit.

2.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	August 1, 2009	January 31, 2009	August 2, 2008
	(Dollars in Millions)
Non-callable and unsecured senior debt:
2011	6.59%	$400	$400	$400
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.55%	1,900	1,900	1,900

Capital lease obligations		176	177	171
Unamortized debt discount		(7)	(7)	(7)
Less current portion		(16)	(17)	(14)

Long-term debt and capital leases		$2,053	$2,053	$2,050

Based on quoted market prices (Level 1 per SFAS No. 157, “Fair Value Measurements”), the estimated fair value of our senior debt was approximately $1.9 billion at August 1, 2009.

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

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first six months of the respective fiscal year based on the following assumptions:

	2009	2008
Volatility	42.8%	36.6%
Risk-free interest rate	1.8%	2.5%
Expected life in years	5.4	5.3
Dividend yield	0%	0%
Weighted-average fair value at grant date	$17.12	$15.96

The following table summarizes our stock option activity for the first six months of 2009 and 2008:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	19,134	$53.01	17,313	$55.79
Granted	2,785	41.65	2,592	43.03
Forfeited/expired	(521)	56.49	(770)	59.21
Exercised	(92)	38.15	(35)	38.87

Balance at end of quarter	21,306	$51.50	19,100	$53.95

The following table summarizes our nonvested stock activity for the first six months of 2009 and 2008:

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	276	$54.39	150	$69.98
Granted	661	41.63	61	42.89
Vested	(60)	60.64	(48)	65.46

Balance at end of quarter	877	$44.35	163	$61.22

Total share-based compensation expense was $16 million for the three months ended August 1, 2009 and $15 million for the three months ended August 2, 2008. Total share-based compensation expense was $27 million for the six months ended August 1, 2009 and $23 million for the six months ended August 2, 2008.

Total unrecognized share-based compensation expense for all share-based payment plans was $148 million at August 1, 2009, of which approximately $34 million is expected to be recognized in the remainder of 2009, $54 million in 2010, $30 million in 2011, $16 million in 2012, $12 million in 2013 and $2 million in 2014. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Long-Term Investments

As of August 1, 2009 we had long-term investments in auction rate securities (“ARS”) with a par value of $399 million and a fair value of $325 million. ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. Our ARS mature at various dates between 2015 and 2056. The weighted-average remaining maturity of our ARS portfolio is approximately 27 years.

Our ARS portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by various insurance companies. As of August 1, 2009, $195 million of our ARS (at fair value) were rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings. The remaining ARS investments have ratings equivalent to the Standard & Poor’s “AA” and “A” ratings.

As a result of persistent failed auctions since February 2008 and the resulting uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Condensed Consolidated Balance Sheets.

We intend to hold these ARS until their fair value once again equals their par value and, based on other sources of liquidity, do not believe we will be required to sell them before recovery of par value. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Condensed Consolidated Balance Sheets.

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3 per SFAS No. 157, “Fair Value Measurements”):

(In millions)
Balance as of January 31, 2009	$332
Sales (at par)	(8)
Unrealized gain on sale	1

Balance as of August 1, 2009	$325

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(In Millions)

Numerator - net income	$229	$236	$368	$389

Denominator - weighted average shares:
Basic	305	306	305	307

Impact of dilutive employee stock options and non-vested stock (a)	1	1	1	1

Diluted	306	307	306	308

(a)    Excludes 18 million options for the three months ended August 1, 2009, 19 million options for the six months ended August 1, 2009 and 16 million options for both the three and six months ended August 2, 2008 as the impact of such options was antidilutive.

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

In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The fair value of our debt is reported in Note 2, Debt, and the fair value of our long-term investments is reported in Note 4, Long-Term Investments. During the first quarter of 2009, we also adopted the provisions of FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” without material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This standard permits entities to measure many financial instruments and certain other items at fair value. As of August 1, 2009, we have not, and do not expect to, elect the fair value option for any eligible financial asset or liability.

We adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) during the quarter ended August 1, 2009. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). We reviewed events for inclusion in the financial statements through the time that the accompanying financial statements were filed with the Securities and Exchange Commission.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)” (“SFAS No. 168”). SFAS No. 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes all previously-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in our Quarterly Report on Form 10-Q for the period ending October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial results or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” are for the 13-week fiscal periods ended August 1, 2009 and August 2, 2008 and all references to “year-to-date” are for the 26-week fiscal periods ended August 1, 2009 and August 2, 2008.

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

Executive Summary

The current economic slowdown has caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. Our sales reflect these reductions in consumer spending. Partially offsetting the effects of these sales declines, however, are the positive results of our inventory management and cost control initiatives.

For the quarter, net sales increased 2.2% and comparable store sales decreased 2.3% compared to the prior year quarter. Year to date, net sales increased 1.3% and comparable store sales decreased 3.2% over the comparable prior year period. All regions, except the Southwest, reported lower comparable store sales. The Accessories, Home and Footwear businesses reported the strongest comparable store sales.

Gross margin as a percent of net sales for the quarter increased 40 basis points to 40.0% compared to the prior year quarter. The year-to-date gross margin rate was 38.8%, a 60 basis point improvement over 38.2% in 2008. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength. Ending inventory per store (in dollars) decreased 6.2% compared to the prior year quarter.

Selling, general and administrative expenses increased approximately 4% compared to both the prior year quarter and year-to-date period. As expected, these expenses increased at a rate faster than sales, but at a rate slower than new store growth of 6.8%.

Net income for the quarter was $229 million, or $0.75 per diluted share, compared to $236 million, or $0.77 per diluted share, in the second quarter of last year. Year to date, net income was $368 million, or $1.20 per diluted share, compared to $389 million, or $1.26 per diluted share, for the six months ended August 2, 2008.

We opened 8 stores in March and 11 stores in April of 2009. As of August 1, 2009, we operated 1,022 stores in 49 states compared to 957 stores in 47 states as of August 2, 2008. Selling square footage totaled 76 million square feet at August 1, 2009 and

72 million square feet at August 2, 2008. In September 2009, we expect to open 37 additional stores, the majority of which are former Mervyn’s locations in the Southwest. We closed one underperforming store in Michigan during the first quarter of 2009.

We completed 51 store remodels in the first six months of 2009. This is an increase of 15 remodels from the 36 stores which were remodeled in fiscal 2008. We have been able to compress the remodel duration period from 16 weeks to nine weeks over the past two years to minimize costs and disruptions to our stores, benefiting our sales and customer experience. Remodels remain a critical part of our long-term strategy as we believe it is extremely important to maintain our existing store base, even in this difficult environment. In 2010, we plan to remodel 65 stores.

Results of Operations

Net Sales

	2009	2008	Increase
			$	%
	(Dollars in Millions)

Quarter	$3,806	$3,725	$81	2.2%
Year to date	7,445	7,350	95	1.3

New stores contributed $165 million in net sales over the prior year quarter and $328 million over the prior year-to-date period. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, declined $84 million, or 2.3%, compared to the second quarter of last year and $233 million, or 3.2%, compared to the six months ended August 2, 2008.

Drivers of the changes in comparable stores sales were as follows:

	Quarter	Year to Date
Units per transaction	(4.5)%	(6.0)%
Selling price per unit	1.9	3.9

Average transaction value	(2.6)	(2.1)
Number of transactions	0.3	(1.1)

Comparable store sales	(2.3)%	(3.2)%

Net sales were favorably impacted by the closure of Mervyn’s department stores. We estimate that former Mervyn’s customers increased our comparable stores sales by approximately 180 basis points for the quarter and approximately 130 basis points year to date.

The Southwest region reported the strongest comparable store sales for both the quarter and year to date, due partly to sales attributable to former Mervyn’s customers. For the quarter, we achieved high single digit comparable stores sales growth in the Southwest. All regions other than the Southwest and all lines of business reported lower comparable store sales for both the quarter and year-to-date period compared to the prior year periods.

Accessories reported the strongest comparable store sales for both the quarter and year to date, with strong comparable store sales growth in sterling silver and fashion jewelry and handbags. In addition, the Home and Footwear businesses outperformed our company average for both periods. Home was led by bedding and small electrics and Footwear was led by children’s and athletic shoes. Men’s was led by active, basics and casual sportswear. Children’s was led by boys and infant/toddler. In Women’s, intimate and updated sportswear were the strongest categories.

E-Commerce revenues were $88 million for the quarter, compared to $66 million for the second quarter of last year, an increase of 33%. Year to date, E-Commerce revenues were $177 million, compared to $133 million last year, an increase of 33%.

Gross Margin

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Quarter	$1,520	$1,475	$45	3.1%
Year to date	2,889	2,810	79	2.8

Gross margin as a percent of net sales:
Quarter	40.0%	39.6%	—	—
Year to date	38.8%	38.2%	—	—

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

Gross margin as a percent of net sales was 40.0% for the second quarter of 2009, an increase of approximately 40 basis points compared to 39.6% for 2008. For the year-to-date period, gross margin as a percentage of sales was 38.8% in 2009 compared to 38.2% in 2008. Strong inventory management and increased penetration of private and exclusive brands contributed to the margin strength. In addition to carrying a lower level of inventory per store, we continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives. This strategy reduces our seasonal merchandise clearance inventories. Sales of private and exclusive brands reached 46% of net sales for the quarter and 45% year to date, an increase of over 200 basis points over the comparable prior year periods. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin as a percent of net sales.

Operating Expenses

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Quarter	$966	$930	$36	3.9%
Year to date	1,927	1,852	75	4.0

S,G&A as a percent of net sales:
Quarter	25.4%	25.0%	—	—
Year to date	25.9%	25.2%	—	—

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

SG&A increased approximately 4% over both the prior year quarter and year-to-date period. The net increase in SG&A dollars reflects incremental costs at newly-opened stores, partially offset by decreases at comparable stores, reflecting our ongoing efforts to control costs in the current economic environment. As expected, SG&A increased more than sales, but less than new store growth of 6.8%.

Hourly store payroll costs as a percentage of net sales decreased, or “leveraged,” in both periods as reduced inventory and clearance levels resulted in fewer hours spent on replenishment and inventory markdowns. We were able to shift some of these savings to provide additional customer assistance on the selling floor and at point-of-sale. This emphasis on customer service contributed to an 8% improvement in our customer service scores over both the prior year quarter and year-to-date period.

Distribution center costs, which are included in SG&A, totaled $35 million for the second quarter of 2009 and $38 million for the comparable prior year quarter. For the year-to-date periods, distribution costs were $70 million in 2009 and $75 million in 2008. The decreases reflect the benefits of investments in technology in our distribution centers that continue to generate operating efficiencies. Lower fuel costs also contributed to the decrease.

In connection with the April 2006 sale of our proprietary credit card accounts to JPMorgan Chase & Co. (“JPMorgan Chase”), we entered into a revenue-sharing agreement with JPMorgan Chase, which issues private label credit cards to new and existing Kohl’s customers. Since we do not own the receivables, the receivables and the related allowance for bad debt reserve are not reported on our balance sheet. Risk-management decisions are jointly managed by Kohl’s and JPMorgan Chase. Kohl’s handles all customer service functions and is responsible for all advertising and marketing related to credit card customers and the majority of the associated expenses. Net revenues of the program are shared with JPMorgan Chase according to a fixed percentage and are settled monthly. Net revenues include finance charge and late fee revenues, less write-offs of uncollectible accounts. Net revenues from the credit card program were higher in the current year periods than the prior year periods as increases in finance charges and late fee revenues were greater than increases in write-offs of uncollectible accounts.

Information services, measured both in dollars and as a percentage of net sales, decreased slightly from the prior year quarter and year-to-date period. Advertising expenses increased slightly over both the prior year quarter and year-to-date period. As a percentage of net sales, advertising expenses increased during the quarter, but decreased, or leveraged, year to date.

Partially offsetting these expense reductions were higher fixed occupancy and variable store costs due primarily to an increase in the number of stores and higher accrued incentive expenses as a result of improved performance expectations for 2009.

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Depreciation and amortization:
Quarter	$144	$133	$11	8.3%
Year to date	285	263	22	8.4

Depreciation and amortization as a percent of net sales:
Quarter	3.8%	3.6%	—	—
Year to date	3.8%	3.6%	—	—

The increases in depreciation and amortization are primarily attributable to the addition of new stores.

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Preopening expenses:
Quarter	$11	$6	$5	83.3%
Year to date	26	17	9	52.9
Number of stores opened	19	28	—	—

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

Operating Income

	2009	2008	Decrease
			$	%
	(Dollars in Millions)
Quarter	$399	$406	$(7)	(1.7)%
Year to date	651	678	(27)	(4.0)

Operating income as a percent of net sales:
Quarter	10.5%	10.9%	—	—
Year to date	8.7%	9.2%	—	—

As a result of the above factors, operating income as a percent of net sales was 10.5% for the three months ended August 1, 2009 compared to 10.9% for the three months ended August 2, 2008. For the year-to-date period, operating income as a percent of net sales was 8.7% for 2009 compared to 9.2% for 2008.

Interest Expense, Net

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Quarter	$31	$26	$5	19.2%
Year to date	62	53	9	17.0

The increases in net interest expense reflect reductions in capitalized interest due to lower capital expenditures and lower interest income due to lower interest rates on our investments, partially offset by higher average investments.

Provision for Income Taxes

	2009	2008	Decrease
			$	%
	(Dollars in Millions)
Quarter	$139	$144	$(5)	(3.5)%
Year to date	221	236	(15)	(6.4)

Our effective tax rate was 37.6% for the three months ended August 1, 2009 compared to 37.9% for the three months ended August 2, 2008. For the year-to-date period, the effective tax rate was 37.6% for 2009 and 37.7% for 2008.

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

			Increase (Decrease) in Cash
	2009	2008	$	%
	(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$1,012	$874	$138	15.8%
Investing activities	(953)	(571)	(382)	(66.9)
Financing activities	(5)	(267)	262	98.1

Operating Activities. Despite the decrease in net income, cash provided by operations increased 16% in 2009 to $1.0 billion. The most significant source of operating cash flow for 2009 was a $272 million increase in accounts payable. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Merchandise inventories per store were $2.7 million at August 1, 2009 compared to $2.8 million at both January 31, 2009 and August 2, 2008. The decreases in inventories per store reflect continued inventory management, including conservative sales and receipts planning, and lower clearance levels.

Accounts payable at August 1, 2009 increased $130 million from August 2, 2008 and increased $272 million from January 31, 2009. Accounts payable as a percent of inventory was 42.3% at August 1, 2009 compared to 37.6% at August 2, 2008, reflecting the positive results of inventory management, cycle time reduction and vendor finance initiatives.

Investing Activities. The increase in net cash used in investing activities is primarily attributable to net investment activity which used cash of $616 million in 2009 and $16 million in 2008, reflecting increased short-term investment purchases in 2009.

As of August 1, 2009, we had investments in auction rate securities (“ARS”) with a par value of $399 million and an estimated fair value of $325 million. To date, all ARS sales and calls have been at par and we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While the auction failures, which began in February 2008, limit our ability to liquidate these investments, we do not believe that these failures will have any significant impact on our ability to fund ongoing operations and growth initiatives.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $336 million for 2009, a $222 million decrease from the comparable prior year period. This decrease is primarily due to a decrease in the number of new store openings from 75 in fiscal 2008 to 56 in 2009.

Financing Activities. Financing activities were not significant in 2009.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million. There were no draws on these facilities during 2009. Weighted-average borrowings under these facilities were $26 million for the first six months of 2008.

We have no debt maturing until 2011. We expect to use funds from operations to repay both the $300 million of long-term debt which is due in March 2011 and the $100 million of long-term debt which is due in October 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	August 1, 2009	January 31, 2009	August 2, 2008
Working capital (In Millions)	$2,180	$1,885	$1,277
Current ratio	2.04:1	2.04:1	1.66:1
Debt/capitalization	22.5%	23.5%	24.9%

The increase in working capital and the current ratio as of August 1, 2009 compared to August 2, 2008 was primarily due to higher short-term investments. The decrease in the debt/capitalization ratio reflects higher capitalization, primarily due to earnings.

Debt Covenant Compliance. As of August 1, 2009, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2009.

		(Dollars in Millions)
	Total Debt per Balance Sheet	$2,069
	Other Debt	—

	Subtotal	2,069
	Rent x 8	3,788

A	Included Indebtedness	$5,857

	Net Worth	$7,136
	Investments (accounted for under equity method)	—

	Subtotal	7,136
	Included Indebtedness	5,857

B	Capitalization	$12,993

	Leverage Ratio (A/B)	0.45
	Maximum permitted Leverage Ratio	0.70

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2009	2008
	(In Millions)
Net cash provided by operating activities	$1,012	$874
Acquisition of property and equipment and favorable lease rights	(336)	(558)

Free cash flow	$676	$316

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of August 1, 2009. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

We did not sell any securities during the quarter ended August 1, 2009, which were not registered under the Securities Act.

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

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended August 1, 2009:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
May 3 – May 30, 2009	—	—	—	$1,866
May 31 – July 4, 2009	56	$42.59	—	1,866
July 5 – Aug. 1, 2009	381	49.40	—	1,866

Total	437	$48.53	—	$1,866

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 4, 2009	/s/ Kevin Mansell
Kevin Mansell Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: September 4, 2009	/s/ Wesley S. McDonald
Wesley S. McDonald Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)