Form 10-Q
period 2009-10-31
KOHLS CORPORATION
filed 2009-12-04
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 28, 2009 Common Stock, Par Value $0.01 per Share, 306,601,805 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	October 31, 2009	January 31, 2009	November 1, 2008
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash	$232	$167	$243
Short-term investments	1,299	509	36
Merchandise inventories	3,807	2,799	3,712
Deferred income taxes	69	74	76
Other	168	170	165

Total current assets	5,575	3,719	4,232

Property and equipment, net	7,082	6,984	6,991
Long-term investments	325	332	345
Favorable lease rights, net	198	201	199
Goodwill	9	9	9
Other assets	121	108	110

Total assets	$13,310	$11,353	$11,886

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,071	$881	$1,644
Accrued liabilities	905	831	769
Income taxes payable	14	105	1
Short-term debt	-	-	302
Current portion of capital leases	17	17	17

Total current liabilities	3,007	1,834	2,733

Long-term debt and capital leases	2,054	2,053	2,057
Deferred income taxes	390	320	314
Other long-term liabilities	464	407	387

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,060	1,971	1,955
Treasury stock, at cost, 46 shares at October 31, 2009, January 31, 2009 and November 1, 2008	(2,639)	(2,638)	(2,638)
Accumulated other comprehensive loss	(38)	(46)	(38)
Retained earnings	8,008	7,448	7,112

Total shareholders’ equity	7,395	6,739	6,395

Total liabilities and shareholders’ equity	$13,310	$11,353	$11,886

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$4,051	$3,804	$11,496	$11,153
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,512	2,381	7,068	6,920

Gross margin	1,539	1,423	4,428	4,233

Operating expenses:
Selling, general, and administrative	1,027	982	2,954	2,834
Depreciation and amortization	150	135	435	398
Preopening expenses	23	21	49	38

Operating income	339	285	990	963

Interest expense, net	31	28	93	81

Income before income taxes	308	257	897	882
Provision for income taxes	115	97	337	333

Net income	$193	$160	$560	$549

Net income per share:
Basic:
Basic	$0.63	$0.53	$1.84	$1.79
Average number of shares	305	305	305	306

Diluted:
Diluted	$0.63	$0.52	$1.83	$1.79
Average number of shares	308	305	306	307

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount

Balance at January 31, 2009	351	$4	$1,971	$(2,638)	$(46)	$7,448	$6,739

Net income	-	-	-	-	-	560	560

Other comprehensive income:

Unrealized gain on investments, net of tax	-	-	-	-	8	-	8

Total comprehensive income							568

Share-based compensation	-	-	49	-	-	-	49

Exercise of stock options	2	-	44	-	-	-	44

Net income tax impact from exercise of stock options	-	-	(4)	-	-	-	(4)

Treasury stock purchases	-	-	-	(1)	-	-	(1)

Balance at October 31, 2009	353	$4	$2,060	$(2,639)	$(38)	$8,008	$7,395

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months (39 Weeks) Ended
	October 31, 2009	November 1, 2008
Operating activities
Net income	$560	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount and deferred financing fees	436	399
Share-based compensation	45	39
Excess tax benefits from share-based compensation	3	-
Deferred income taxes	69	71
Other non-cash revenues and expenses	39	18
Changes in operating assets and liabilities:
Merchandise inventories	(1,005)	(854)
Other current and long-term assets	2	(30)
Accounts payable	1,190	811
Accrued and other long-term liabilities	115	(47)
Income taxes	(96)	(128)

Net cash provided by operating activities	1,358	828

Investing activities
Acquisition of property and equipment and favorable lease rights	(550)	(843)
Net purchases of short-term investments	(790)	(6)
Purchases of long-term investments	-	(53)
Sales of long-term investments	20	93
Other	(1)	6

Net cash used in investing activities	(1,321)	(803)

Financing activities
Net borrowings under credit facilities	-	302
Capital lease payments	(12)	(9)
Treasury stock purchases	(1)	(262)
Excess tax benefits from share-based compensation	(3)	-
Proceeds from stock option exercises	44	6

Net cash provided by financing activities	28	37

Net increase in cash	65	62
Cash at beginning of period	167	181

Cash at end of period	$232	$243

Supplemental information:
Interest paid, net of capitalized interest	$82	$93
Income taxes paid	366	390

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our 2008 Annual Report on Form 10-K (Commission File No. 1-11084) filed with the Securities and Exchange Commission.

Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

We operate as a single business unit.

Certain reclassifications have been made to the prior period Condensed Consolidated Balance Sheets and Statements of Cash Flows to conform to the 2009 presentation. The $15 million reclassification was between Other Current Assets and Accrued Liabilities and had no impact on Net Cash Provided by Operating Activities in our Statements of Cash Flows.

2.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	October 31, 2009	January 31, 2009	November 1, 2008
	(Dollars in Millions)
Non-callable and unsecured senior debt:
2011	6.59%	$400	$400	$400
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.55%	1,900	1,900	1,900

Capital lease obligations		178	177	181
Unamortized debt discount		(7)	(7)	(7)
Less current portion		(17)	(17)	(17)

Long-term debt and capital leases		$2,054	$2,053	$2,057

Based on quoted market prices (Level 1 per Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements and Disclosures,” formerly Statement of Financial Accounting Standards (“SFAS”) No. 157), the estimated fair value of our senior debt was approximately $2.1 billion at October 31, 2009.

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

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first nine months of the respective fiscal year based on the following assumptions:

	2009	2008
Volatility	42.8%	36.6%
Risk-free interest rate	1.8%	2.6%
Expected life in years	5.4	5.3
Dividend yield	0%	0%
Weighted-average fair value at grant date	$17.51	$16.24

The following table summarizes our stock option activity for the first nine months of 2009 and 2008:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	19,134	$53.01	17,313	$55.79
Granted	2,942	42.51	3,092	43.77
Forfeited/expired	(722)	56.50	(1,122)	59.26
Exercised	(1,114)	39.31	(134)	40.92

Balance at end of quarter	20,240	$52.11	19,149	$53.75

The following table summarizes our nonvested stock activity for the first nine months of 2009 and 2008:

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	276	$54.39	150	$69.98
Granted	715	43.04	170	46.42
Forfeited	(6)	45.57	(1)	42.89
Vested	(72)	58.55	(54)	64.57

Balance at end of quarter	913	$45.26	265	$56.13

Total share-based compensation expense was $18 million for the three months ended October 31, 2009 and $16 million for the three months ended November 1, 2008. Total share-based compensation expense was $45 million for the nine months ended October 31, 2009 and $39 million for the nine months ended November 1, 2008.

Total unrecognized share-based compensation expense for all share-based payment plans was $136 million at October 31, 2009, of which approximately $18 million is expected to be recognized in the fourth quarter of 2009, $54 million in 2010, $31 million in 2011, $17 million in 2012, $13 million in 2013 and $3 million in 2014. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Long-Term Investments

As of October 31, 2009, we had long-term investments in auction rate securities (“ARS”) with a par value of $387 million and a fair value of $325 million. ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. Our ARS mature at various dates between 2015 and 2056. The weighted-average remaining maturity of our ARS portfolio is approximately 27 years.

Our ARS portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by various insurance companies. As of October 31, 2009, $195 million of our ARS (at fair value) were rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings.

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

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3 per ASC No. 820, “Fair Value Measurements and Disclosures,” formerly SFAS No. 157):

(In millions)
Balance as of January 31, 2009	$332
Sales (at par)	(20)
Unrealized gain	13

Balance as of October 31, 2009	$325

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
	(In Millions)

Numerator - net income	$193	$160	$560	$549

Denominator - weighted average shares:
Basic	305	305	305	306

Impact of dilutive employee stock options and non-vested stock (a)	3	-	1	1

Diluted	308	305	306	307

(a)	Excludes 10 million options for the three months ended October 31, 2009, 16 million options for the three months ended November 1, 2008, 18 million options for the nine months ended October 31, 2009 and 16 million options for the nine months ended November 1, 2008 as the impact of such options was antidilutive.

7.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)” (codified in ASC No. 105). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the

FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes all previously-existing non-Securities and Exchange Commission (“SEC”) accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this Quarterly Report on Form 10-Q for the period ending October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial results or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (codified in ASC No. 820). ASC No. 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted the required portions of this statement in fiscal 2008. The remaining portions of this statement, which are related to non-financial assets and liabilities, were adopted without material impact in the first quarter of 2009.

In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (codified in ASC No. 825-10) which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The fair value of our debt is reported in Note 2, Debt, and the fair value of our long-term investments is reported in Note 4, Long-Term Investments. During the first quarter of 2009, we also adopted the provisions of FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (codified in ASC No. 820-10) and FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (codified in ASC No. 320-10) without material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (codified in ASC No. 825) – Including an amendment of FASB Statement No. 115 (codified in ASC No. 320).” This standard permits entities to measure many financial instruments and certain other items at fair value. As of October 31, 2009, we have not, and do not expect to, elect the fair value option for any eligible financial asset or liability.

We adopted SFAS No. 165, “Subsequent Events” (codified in ASC No. 855) during the quarter ended August 1, 2009. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). We reviewed events for inclusion in the financial statements through the time that the accompanying consolidated financial statements were filed with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” are for the 13-week fiscal periods ended October 31, 2009 and November 1, 2008 and all references to “year to date” are for the 39-week fiscal periods ended October 31, 2009 and November 1, 2008.

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

Executive Summary

The current economic slowdown has caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. Though we have seen some improvement throughout the year, as evidenced by increases in our comparable store sales, we believe that our core customer continues to face economic challenges which will result in a very competitive fourth quarter market.

For the quarter, net sales increased 6.5% and comparable store sales increased 2.4% compared to the prior year quarter. Year to date, net sales increased 3.1% and comparable store sales decreased 1.3% over the comparable prior year period. The Southwest region and the Accessories business reported the strongest comparable store sales for both the quarter and year-to-date periods.

Gross margin as a percent of net sales for the quarter increased approximately 60 basis points to 38.0% compared to the prior year quarter. The year-to-date gross margin rate was 38.5%, a 60 basis point improvement over the same period in 2008. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength. Ending inventory per store (in dollars) decreased 2.8% compared to the prior year quarter.

Selling, general and administrative expenses (“SG&A”) increased approximately 5% compared to the prior year quarter and 4% compared to the prior year-to-date period. As the result of sales growth and cost control initiatives in the current quarter, SG&A as a percentage of net sales, decreased, or “leveraged.” SG&A expenses for the year-to-date period increased at a rate faster than sales, but at a rate slower than new store growth of 5.5%. Our cost control initiatives are focused on sustainable productivity improvements, not one time cutting of expenses. While we will continue to look for ways to become more efficient, we intend to keep as a priority the customer experience in our stores in order to provide consistency across our stores and will invest more in store payroll in the fourth quarter to improve our customer service.

Net income increased approximately 20% for the quarter to $193 million, or $0.63 per diluted share, compared to $160 million, or $0.52 per diluted share, in the third quarter of last year. Year to date, net income was $560 million, or $1.83 per diluted share, compared to $549 million, or $1.79 per diluted share, for the nine months ended November 1, 2008.

We opened 8 stores in March, 11 stores in April, and 37 stores in September of 2009. As of October 31, 2009, we operated 1,059 stores in 49 states compared to 1,004 stores in 48 states as of November 1, 2008. Selling square footage totaled 78 million square feet at October 31, 2009 and 75 million square feet at November 1, 2008. We currently plan to open 30 new stores in 2010. We estimate capital expenditures in 2010 will be approximately $750 million.

We completed 51 store remodels in the first nine months of 2009. This is an increase of 15 remodels from the 36 stores which were remodeled in fiscal 2008. We have been able to compress the remodel duration period from 16 weeks to nine weeks over the past two years to minimize costs and disruptions to our stores, benefiting our sales and customer experience. Remodels remain a critical part of our long-term strategy as we believe it is extremely important to maintain our existing store base, even in this difficult environment. We currently plan to remodel 65 stores in 2010, but may increase this number pending results in the fourth quarter and the overall economic environment.

Results of Operations

Net Sales

			Increase
	2009	2008	$	%
	(Dollars in Millions)

Quarter	$4,051	$3,804	$247	6.5%
Year to date	11,496	11,153	343	3.1

Sales at new stores increased $156 million over the prior year quarter and $488 million over the prior year-to-date period. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, increased $91 million, or 2.4%, compared to the third quarter of last year and decreased $145 million, or 1.3%, compared to the nine months ended November 1, 2008.

Drivers of the changes in comparable stores sales were as follows:

	Quarter	Year to Date
Selling price per unit	2.0%	3.2%
Units per transaction	(3.2)	(5.0)

Average transaction value	(1.2)	(1.8)
Number of transactions	3.6	0.5

Comparable store sales	2.4%	(1.3)%

Net sales, especially in the Southwest region, were favorably impacted by the closure of Mervyn’s department stores. We continue to aggressively pursue former Mervyn’s customers through increased advertising efforts, increased staffing levels in our stores, inventory levels and wider assortments. We estimate that the Mervyn’s closure increased our comparable store sales by approximately 200 basis points for the quarter and approximately 160 basis points year to date.

For the quarter, the Southwest region reported a mid-teen comparable store sales increase. The South Central and Southeast regions reported substantial improvement over the prior year quarter as both achieved positive comparable store sales. The Midwest and Northeast regions reported the lowest comparable store sales for the quarter.

The Southwest region also reported the strongest year-to-date sales with comparable store sales increases in the high single digits. All regions, other than the Southwest, had negative year-to-date comparable store sales.

By line of business, Accessories and Footwear outperformed the company’s comparable store sales for the quarter. Accessories was led by strength in sterling silver jewelry, fashion jewelry, and handbags. In Footwear, women’s and children’s shoes performed best. Mens, Women’s and Home were similar to the company average. Mens was led by active, basics, outerwear and casual sportswear. Womens was strongest in outerwear, both classic and updated sportswear and intimate. Home was strong in small electrics, bedding and bath. Comparable store sales in the Childrens business were below the company average with strength in toys and boys.

Year to date, Accessories reported the strongest comparable store sales. Footwear and Home also reported positive year-to-date comparable store sales, while Womens and Childrens were below the company average.

E-Commerce revenues were $112 million for the quarter, compared to $82 million for the third quarter of last year, an increase of 38%. Year to date, E-Commerce revenues were $289 million, compared to $214 million last year, an increase of 35%. The sales growth is primarily the result of increased style and size selections offered on-line compared with our in-store selection as well as the expansion of product categories not available in our stores.

Gross Margin

			Increase
	2009	2008	$	%
	(Dollars in Millions)
Quarter	$1,539	$1,423	$116	8.2%
Year to date	4,428	4,233	195	4.6

Gross margin as a percent of net sales:
Quarter	38.0%	37.4%	-	58	bp
Year to date	38.5%	38.0%	-	57	bp

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

Gross margin as a percent of net sales was 38.0% for the third quarter of 2009, an increase of approximately 60 basis points compared to 37.4% for 2008. Year-to-date gross margin as a percentage of sales also increased approximately 60 basis points to 38.5% in 2009. Strong inventory management and increased penetration of private and exclusive brands contributed to the margin strength. In addition to carrying a lower level of inventory per store, we continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives. This strategy reduces our seasonal merchandise clearance inventories. Sales of private and exclusive brands reached 45% of net sales for both the quarter and year to date period, an increase of 266 basis points over the prior year quarter and 232 basis points over the prior year-to-date period. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin as a percent of net sales.

Operating Expenses

			Increase (Decrease)
	2009	2008	$	%
	(Dollars in Millions)
SG&A:
Quarter	$1,027	$982	$45	4.6%
Year to date	2,954	2,834	120	4.2

SG&A as a percent of net sales:
Quarter	25.4%	25.8%	-	(45	) bp
Year to date	25.7%	25.4%	-	29	bp

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

SG&A increased approximately 5% over the prior year quarter and 4% over the year-to-date period. The net increase in SG&A dollars reflects incremental costs at newly-opened stores, partially offset by reduced costs as a result of our ongoing efforts to control costs in the current economic environment.

Hourly store payroll costs as a percentage of net sales decreased, or “leveraged,” in both periods as reduced inventory and clearance levels resulted in fewer hours spent on replenishment and inventory markdowns. We were able to shift some of these savings to provide additional customer assistance on the selling floor and at point-of-sale. This emphasis on customer service contributed to a 7.3% improvement in our customer service scores over the prior year-to-date period.

Distribution center costs, which are included in SG&A, totaled $46 million for the third quarter of 2009 and $45 million for the comparable prior year quarter. For the year-to-date periods, distribution costs were $116 million in 2009 and $120 million in 2008. Payroll costs increased in both periods as increased sales required an increase in the number of units processed. These increases were offset by the benefits of technology investments in our distribution centers that continue to generate operating efficiencies. Lower fuel costs also contributed to the decrease. During the third quarter, we announced plans to close our Menomonee Falls, Wisconsin distribution center, the oldest and least efficient distribution center in our network. Stores previously supplied by this distribution center will be serviced by one of our nine remaining distribution centers, primarily the Ottawa, Illinois distribution center which opened in 2008. Costs associated with the closure are not material.

In connection with the April 2006 sale of our proprietary credit card accounts to JPMorgan Chase & Co. (“JPMorgan Chase”), we entered into a revenue-sharing agreement with JPMorgan Chase, which issues private label credit cards to new and existing Kohl’s customers. Since we do not own the receivables, the receivables and the related allowance for bad debt reserve are not reported on our balance sheets. Risk-management decisions are jointly managed by JPMorgan Chase and us. We handle all customer service functions and are responsible for all advertising and marketing related to credit card customers and the majority of the associated expenses. Net revenues of the program are shared with JPMorgan Chase according to a fixed percentage and are settled monthly. Net revenues include finance charge and late fee revenues, less write-offs of uncollectible accounts and other expenses. Net revenues from the credit card program were higher in the current year periods than the prior year periods as increases in finance charges and late fee revenues were greater than increases in write-offs of uncollectible accounts. Net credit revenue as a percentage of net sales leveraged for the year-to-date period, but not the quarter, as the increases in revenues were partially offset by non-recurring costs associated with new legislative requirements.

Advertising expenses, measured in both dollars and as a percentage of net sales, decreased from both the prior year quarter and year-to-date period. Information services expenses were consistent with the prior year quarter and decreased from the prior year-to-date period. As a percentage of net sales, information services decreased slightly from the prior year quarter and year-to-date period.

Partially offsetting these expense reductions were higher fixed occupancy and variable store costs due primarily to an increase in the number of stores and higher accrued incentive expenses as a result of improved performance expectations for 2009.

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Depreciation and amortization:
Quarter	$150	$135	$15	11.1%
Year to date	435	398	37	9.3

The increases in depreciation and amortization are primarily attributable to the addition of new stores.

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Preopening expenses:
Quarter	$23	$21	$2	9.5%
Year to date	49	38	11	28.9
Number of stores opened	56	75	-	-

Preopening expenses increased despite a decrease in the number of stores opened primarily due to an increase in the number of ground leased stores which opened in 2009. Under Generally Accepted Accounting Principles (“GAAP”), we are required to recognize rent expense when we take possession of the property, so we must recognize rental expense for ground leased properties several months prior to the actual opening of the store and, in most cases, before rental payments are due.

Operating Income

	2009	2008	Increase (Decrease)
			$	%
	(Dollars in Millions)
Quarter	$339	$285	$54	18.9%
Year to date	990	963	27	2.8

Operating income as a percent of net sales:
Quarter	8.4%	7.5%	-	87	bp
Year to date	8.6%	8.6%	-	(3	) bp

As a result of the above factors, operating income as a percent of net sales was 8.4% for the three months ended October 31, 2009 compared to 7.5% for the three months ended November 1, 2008. Year-to-date operating income as a percent of net sales was 8.6% for both 2009 and 2008.

Interest Expense, Net

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Quarter	$31	$28	$3	10.7%
Year to date	93	81	12	14.8

The increases in net interest expense reflect reductions in capitalized interest due to lower capital expenditures and lower interest income due to lower interest rates on our investments, partially offset by higher average investments.

Provision for Income Taxes

	2009	2008	Increase
			$	%
	(Dollars in Millions)
Quarter	$115	$97	$18	18.6%
Year to date	337	333	4	1.2

Our effective tax rate was 37.5% for the three and nine months ended October 31, 2009 compared to 37.7% for both prior year periods.

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

	2009	2008	Increase (Decrease) in Cash
			$	%
	(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$1,358	$828	$530	64.0%
Investing activities	(1,321)	(803)	(518)	(64.5)
Financing activities	28	37	(9)	(24.3)

Operating Activities. Cash provided by operations increased 64% in 2009 to $1.4 billion. The most significant source of operating cash flow for 2009 was a $379 million increase in cash flows from accounts payable activities. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

Merchandise inventories per store were $3.6 million at October 31, 2009 compared to $2.8 million at January 31, 2009 and $3.7 million November 1, 2008. Inventory per store decreased from the comparable prior year period due to continued inventory management, including conservative sales and receipts planning, and lower clearance levels.

Accounts payable at October 31, 2009 increased $427 million from November 1, 2008 and $1.2 billion from January 31, 2009. Accounts payable as a percent of inventory was 54.4% at October 31, 2009 compared to 44.3% at November 1, 2008 which reflects the newness of our inventory entering the holiday season. Our cycle time process improvements on fashion categories and a focus on replenishment of basics have allowed us to consistently receive inventory based on sales volume and to improve our inventory management by merchandise area and store location. With the cooperation of our vendor partners, we have been able to reduce our lead time by accelerating inventory receipts to support our recent sales growth.

Investing Activities. The increase in net cash used in investing activities reflects higher investment purchases, partially offset by lower capital expenditures.

During the first three quarters of 2009, we increased our short-term investments by $790 million, compared to a $6 million increase in the first three quarters of 2008. Short-term investments totaled $1.3 billion at October 31, 2009 compared to $36 million at November 1, 2008. The increase in funds available for investment is the result of higher cash provided by operations, including increased sales, and lower capital expenditures.

As of October 31, 2009, we had long-term investments in auction rate securities (“ARS”) with a par value of $387 million and an estimated fair value of $325 million. To date, all ARS sales and calls have been at par and we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While our ability to liquidate these investments has been limited since auctions began failing in February 2008, we do not believe that these failures will have any significant impact on our ability to fund ongoing operations and growth initiatives.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $550 million for the first three quarters of 2009, a $293 million decrease from the comparable prior year period. This decrease is primarily due to a decrease in the number of new store openings from 75 in 2008 to 56 in 2009. This decrease was partially offset by an increase in store remodels from 36 stores in 2008 to 51 stores in 2009. We expect capital expenditures for the year ended January 31, 2010 to be approximately $650 million.

Financing Activities. Financing activities were not significant in 2009.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million. There were no draws on these facilities during 2009. Weighted-average borrowings under these facilities were $29 million for the first nine months of 2008.

We have no debt maturing until 2011. We expect to use cash on hand and funds from operations to repay both the $300 million of long-term debt which is due in March 2011 and the $100 million of long-term debt which is due in October 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	October 31, 2009	January 31, 2009	November 1, 2008
Working capital (In Millions)	$2,568	$1,885	$1,499
Current ratio	1.85:1	2.03:1	1.55:1
Debt/capitalization	21.9%	23.5%	27.1%

The increase in working capital and the current ratio as of October 31, 2009 compared to November 1, 2008 was primarily due to higher short-term investments. The decrease in the debt/capitalization ratio reflects higher capitalization, primarily due to earnings.

Debt Covenant Compliance. As of October 31, 2009, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2009. The calculation of our leverage ratio, as defined by our revolving credit agreement, is as follows:

		(Dollars in Millions)
	Total Debt per Balance Sheet	$2,071
	Other Debt	-

	Subtotal	2,071
	Rent x 8	3,894

A	Included Indebtedness	5,965

	Net Worth	$7,395
	Investments (accounted for under equity method)	-

	Subtotal	7,395
	Included Indebtedness	5,965

B	Capitalization	13,360

	Leverage Ratio (A/B)	0.45
	Maximum permitted Leverage Ratio	0.70

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2009	2008
	(In Millions)
Net cash provided by operating activities	$1,358	$828
Acquisition of property and equipment and favorable lease rights	(550)	(843)

Free cash flow	$808	$(15)

We expect to generate $950 million to $1 billion of free cash flow for full-year fiscal 2009, compared to $687 million in fiscal 2008.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of October 31, 2009. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, free cash flow, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 20, 2009, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our 2008 Annual Report on Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended October 31, 2009, which were not registered under the Securities Act.

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

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended October 31, 2009:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
August 2 – August 29, 2009	1,400	$52.27	-	$1,866
August 30 – October 3, 2009	-	-	-	1,866
October 4 – October 31, 2009	2,720	58.17	-	1,866

Total	4,120	$56.16	-	$1,866

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 4, 2009	/S/ KEVIN MANSELL
Kevin Mansell Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2009	/S/ WESLEY S. MCDONALD
Wesley S. McDonald Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)