Form 10-K
period 2010-01-30
KOHLS CORPORATION
filed 2010-03-19
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X        No             .

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

At August 1, 2009, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $14.8 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 10, 2010, the Registrant had outstanding an aggregate of 306,974,796 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 13, 2010 are incorporated into Parts II and III.

PART I

Item 1. Business

Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. We operate family-oriented department stores that sell moderately priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our stores feature quality private and exclusive brands which are found “Only at Kohl’s” as well as national brands. Our apparel and home fashions appeal to classic, modern classic and contemporary customers. As of January 30, 2010, we operated 1,058 stores in 49 states.

As reflected in the table below, our merchandise mix has been consistent over the last three years:

	2009	2008	2007
Women’s	32%	32%	33%
Men’s	19	19	19
Home	18	18	18
Children’s	13	13	13
Accessories	10	10	9
Footwear	8	8	8

In addition, Kohl’s offers on-line shopping on our website at www.Kohls.com. Designed as an added service for customers who prefer to shop using the internet, the website has grown to include a selection of items and categories beyond what is available in stores, with a primary focus on extended sizes, product line extensions, and web-exclusive product lines. The website is designed to provide a convenient, easy-to-navigate, on-line shopping environment that complements our in-store focus.

An important aspect of our pricing strategy and overall profitability is a culture focused on maintaining a low-cost structure. Critical elements of this low-cost structure are our unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies which are the result of centralized buying, advertising and distribution.

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2009 (“2009”) ended on January 30, 2010. Fiscal year 2008 (“2008”) ended on January 31, 2009. Fiscal year 2007 (“2007”) ended on February 2, 2008. Fiscal 2009, 2008 and 2007 were 52-week years.

Strategic Committees and Initiatives

We have two strategic committees which focus on opportunities to drive our overall profitability. The mission of the Regional Assortment Committee is to accelerate sales growth by varying merchandise assortment, marketing and store presentation by region to reflect the lifestyle preferences and climate needs of our customers. The mission of the In-Store Experience Committee is to consistently deliver an improved store experience that generates loyalty and grows market share.

The following initiatives have been designed to achieve the goals of the strategic committees:

•

Our merchandise content initiatives are focused on increasing market share by expanding Kohl’s appeal to a broader range of customers and by creating value and differentiation with private and exclusive brands which are available “Only at Kohl’s.” New brand launches in 2009 included:

•

Dana Buchman – a classic lifestyle brand, spanning several categories including women’s apparel, intimate apparel, accessories, and footwear, launched in February 2009. Ultimately, the brand may be extended into home, beauty and fragrance categories.

•	Hang Ten – a California lifestyle collection for young shoppers launched in Spring 2009.

•	Mudd – launched in juniors and girls prior to the 2009 back-to-school shopping season.

•

LC Lauren Conrad – exclusive partnership with Lauren Conrad, launched in approximately 300 Kohl’s stores and Kohls.com in October 2009. LC Lauren Conrad will be rolled out to all stores nationwide in March 2010. We accelerated the roll-out due to better than expected sales. Our original plans did not call for roll out until Fall 2010.

Helix, our newest private brand, launched in February 2010. Helix is an opening-price brand positioned in our Contemporary Good lifestyle/price zone and will be featured in young men’s tops, fashion bottoms and shorts.

The success of our recently launched brands, as well as our other exclusive and private brands, continue to drive increased penetration of our exclusive and private labels. Exclusive and private brand sales as a percentage of total sales increased approximately 220 basis points to 44.3% for 2009.

•

Our marketing initiatives are designed to differentiate Kohl’s in the marketplace while maximizing the return on our marketing investment. Our 2009 marketing efforts used “The More You Know, The More You Kohl’s” platform to focus on the value of shopping at Kohl’s. Our marketing emphasized the power of Kohl’s savings tools that allow our customer to save more money—like compelling sale events, savings for Kohl’s Charge cardholders, sale events with no exclusions, and unique “Only at Kohl’s” events such as Kohl’s Cash and Power Hours.

We used all media types to communicate the message including both national and spot television, radio, newspaper tab insertions, direct mail, e-mail and digital media along with our own Kohl’s.com website. Our marketing also emphasized our flexible, no questions asked, return policy.

•

Our inventory management initiatives are designed to ensure that we have the right inventory, in the right stores, at the right time. Size optimization is focused on ensuring that each of our individual stores has inventory in the correct style, color and size. Markdown optimization is focused on pricing clearance items at the appropriate price for each location’s inventory and sales history.

Another important inventory management initiative is to increase our speed-to-market through our concept-to customer strategy. Two years ago, it took 45 weeks from the start of development to the delivery of products to the stores. Today, our cycle time is typically 20 to 32 weeks, with our fastest brands delivering in 12 weeks and reorders in four to six weeks.

During 2009, we continued to aggressively manage our inventory levels by reducing seasonal inventory levels, while maintaining levels in basic areas such as hosiery and underwear. As a result of strong inventory management and cycle time reductions, clearance inventory levels have decreased for a second consecutive year. Our year-end inventory per store (on a dollar basis) decreased 0.9% from last year.

•

The objective of our in-store shopping experience initiative is to satisfy the changing needs and expectations of our customers. Practical, easy shopping is about convenience. At Kohl’s, convenience includes a neighborhood location close to home, convenient parking, easily accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. Though our stores have fewer departments than traditional, full-line department stores, the physical layout of the store and our focus on strong in-stock positions in style, color and size is aimed at providing a convenient shopping experience for an increasingly time-starved customer.

Remodels are also an important part of our in-store shopping experience initiative as we believe it is extremely important to maintain our existing store base, even in this difficult environment. We completed 51 store remodels in 2009—an increase from the 36 stores which were remodeled in 2008—and currently plan to remodel 85 stores in 2010. We have been able to compress the remodel duration period from 16 weeks to nine weeks over the past two years to minimize costs and disruption to our stores, benefiting our sales and customer experience.

Our new and remodeled stores continue to reflect our latest thoughts in store design. Recent enhancements include new and updated exteriors and point-of-sale stations; improved fitting rooms, lounges, restrooms and customer service areas; and specialty fixturing. We have also updated the junior’s, kids, young men’s and shoe departments and redesigned our center core to improve sightlines throughout the store. Remodels and new stores in 2010 will contain a dramatically re-designed home area which will allow us to have more capacity on the sales floor and provide more flexibility in our fixtures.

As a result of our in-store experience and other initiatives, we have seen an approximately 7% improvement in our customer service scorecard results in 2009. Customer service scores are delivered from direct customer surveys conducted by an independent research firm.

For discussion of our financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expansion

Our expansion strategy has been, and will continue to be, designed to achieve profitable growth. At the time of our initial public offering in 1992, we had 79 stores in the Midwest. As of year-end 2009, we operated 1,058 stores in 49 states and in every large and intermediate sized market in the United States. As a result of economic conditions throughout the United States, our store growth in 2009 was slower than in prior years.

				Estimated
	2008	Net Additions	2009	Net Additions	2010
Number of stores	1,004	54	1,058	30	1,088
Gross square footage (in millions)	89	4	93	2	95
Retail selling square footage (in millions)	75	3	78	2	80

We expect that the expansion rate in 2009 and 2010 will be more indicative of future expansion than our past history. We will, however, continue to focus our future expansion efforts on opportunistic acquisitions given the current retail environment as well as fill-in stores in our better performing markets.

The Kohl’s concept has proven to be transferable to markets across the country. New market entries are supported by extensive advertising and promotions which are designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, we have been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Of the 1,058 stores we operated as of January 30, 2010, 237 are take-over locations, which facilitated our initial entry into several markets. Once a new market is established, we add additional stores to further strengthen market share and enhance profitability.

We remain focused on providing the solid infrastructure needed to ensure consistent, low-cost execution. We proactively invest in distribution capacity and regional management to facilitate growth in new and existing markets. Our central merchandising organization tailors merchandise assortments to reflect regional climates and preferences. Management information systems support our low-cost culture by enhancing productivity and providing the information needed to make key merchandising decisions.

We believe the transferability of the Kohl’s retailing strategy, our experience in acquiring and converting pre-existing stores and in building new stores, combined with our substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for further expansion.

Distribution

We receive substantially all of our merchandise at nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located through the United Sates, ship merchandise to each store by contract carrier several times a week. We also operate a 940,000 square foot fulfillment center in Monroe, Ohio that services our e-commerce business. Additionally, we plan to open a 970,000 square foot e-commerce fulfillment center in San Bernardino, California in June 2010 to provide increased capacity to support our growing e-commerce business.

See Item 2, “Properties,” for additional information about our distribution centers.

Employees

As of January 30, 2010, we employed approximately 133,000 associates, including approximately 29,000 full-time and 104,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.

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

None of our vendors accounted for more than 5% of our net purchases during 2009. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences. The majority of our sales and income are typically realized during the second half of each fiscal year. The back-to-school season extends from August through September and represents approximately 15% of our annual sales. Approximately 30% of our sales occur during the holiday season in the months of November and December. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. In addition, quarterly results of operations depend upon the timing and amount of revenues and costs associated with the opening of new stores.

Trademarks and Service Marks

The name “Kohl’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 125 additional registered trademarks, trade names and service marks, most of which are used in our private label program.

Available Information

Our internet website is www.Kohls.com. Through the “Investor Relations” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The following have also been posted on our website, under the caption “Investor Relations-Corporate Governance:”

•	Committee charters of our Board of Directors’ Audit Committee, Compensation Committee and Governance & Nominating Committee

•	Report to Shareholders on Social Responsibility

•	Corporate Governance Guidelines

•	Code of Ethics

Any amendment to or waiver from the provisions of the Code of Ethics that is applicable to our Chief Executive Officer, Chief Financial Officer or other key finance associates will be disclosed on the “Corporate Governance” portion of the website.

Information contained on our website is not part of this Annual Report on Form 10-K. Paper copies of any of the materials listed above will be provided without charge to any shareholder submitting a written request to our Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051 or via e-mail to Investor.Relations@Kohls.com.

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

The recent slowdown has caused disruptions and significant volatility in financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. A continued or incremental slowdown in the U.S. economy and the uncertain economic outlook could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.

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

Product safety concerns could adversely affect our sales and operating results.

If our merchandise offerings do not meet applicable safety standards or our customers’ expectations regarding safety, we could experience lost sales, experience increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns, could have a negative impact on our sales.

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

In 2009, advertising costs, net of related vendor allowances, were $846 million. We believe that differentiating Kohl’s in the marketplace is critical to our success. We design our marketing programs to increase awareness of our brands, which we expect will create and maintain customer loyalty, increase the number of customers that shop our stores and increase our sales. If our marketing programs are not successful, our sales and profitability could be adversely affected.

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.

Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If our existing cash, cash generated from operations and funds available on our lines of credit are insufficient to fund our future activities, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). Failure to obtain capital on acceptable terms, or at all, when required by our business circumstances could have a material adverse effect on us including an inability to fund new growth and other capital expenditures.

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

Our credit card operations facilitate sales in our stores and generate additional revenue from fees related to extending credit. In connection with the April 2006 sale of our proprietary credit card accounts to JPMorgan Chase & Co. (“JPMorgan Chase”), we entered into a revenue-sharing agreement with JPMorgan Chase, which issues Kohl’s branded private label credit cards to new and existing Kohl’s customers. Net revenues of the program are shared with JPMorgan Chase according to a fixed percentage and are settled monthly. Net revenues include finance charge and late fee revenues, less write-offs of uncollectible accounts and other expenses.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) mandates fundamental changes to many of our current business practices, including marketing, underwriting, pricing and billing. Most of the requirements became effective in February 2010 and others will become effective in August 2010. Legislation has been proposed to accelerate the effective date of all of the CARD Act provisions effective as soon as the legislation is enacted, but prospects for enactment are uncertain. Although the Federal Reserve has issued final rules implementing most of the provisions of the CARD Act, it has yet to issue rules implementing the provisions that take effect in August 2010. Accordingly, it is difficult to assess the impact of those provisions at this time. While we have already made, and anticipate making additional, changes designed to lessen the impact of the changes required by the CARD Act, there is no assurance that we will be successful. If we are not able to lessen the impact of the changes required by the CARD Act, the changes could adversely impact the profitability of our credit operations and make it more difficult to extend credit to our customers and collect payments which would have a material adverse effect on our results of operations.

Changes in credit card use, payment patterns and default rates may also result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely impact our ability to extend credit and collect payments could negatively affect our results.

Our current agreement with JPMorgan Chase expires in 2011. We are currently exploring various alternatives to this agreement, including entering into a new agreement with an alternative partner and expect to reach a decision by Fall 2010. This timing could be impacted by the timing of the issuance of final CARD Act regulations. We may be unable to negotiate a new contract at comparable terms which could significantly reduce the net revenues which we currently earn under this program. Should we be unable to negotiate a new agreement, we may repurchase the receivables. We currently expect to use a combination of cash and cash equivalents on hand and new debt to finance such a repurchase. As of January 30, 2010, outstanding receivables totaled approximately $3 billion. The outstanding receivable balance fluctuates during the year and typically reaches its highest level during the holiday season and its lowest level during the first quarter of the year.

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

We may be unable to source merchandise in a timely and cost-effective manner, which could adversely affect our sales and operating results.

Approximately 20% of the merchandise we sell is sourced through a third party purchasing agent. The remaining merchandise is sourced from a wide variety of domestic and international vendors. All of our vendors must comply with applicable laws and our required Terms of Engagement. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond our control and could adversely impact our performance.

If any of our vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as current terms, which could adversely affect our sales and operating results.

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

We develop and promote private and exclusive brands that have generated national recognition. In some cases, the brands or the marketing of such brands are tied to or affiliated with well-known individuals. Damage to the reputations of our private and exclusive label brand names or any affiliated individuals, could arise from product failures, litigation or various forms of adverse publicity and may generate negative customer sentiment, potentially resulting in a reduction in sales, earnings, and shareholder value.

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

Unauthorized disclosure of sensitive or confidential customer information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

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

New legal requirements could adversely affect our operating results.

Our sales and results of operations may be adversely affected by new legal requirements, including proposed health care reform legislation and climate change and other environmental legislation and regulations. The costs and other effects of new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services because of increased compliance costs or reduced availability of raw materials. At this point, we are unable to determine the impact that healthcare reform could have on our employer-sponsored medical plans.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Stores

As of January 30, 2010, we operated 1,058 stores in 49 states. Our typical, or “prototype,” store has 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 68,000 square feet and serve trade areas of 100,000 to 150,000 people. Our “urban” stores, currently located in the New York and Chicago markets, serve very densely populated areas of up to 500,000 people and average approximately 125,000 gross square feet of retail space.

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

The following tables summarize key information about our stores.

	Number of Stores			Selling Square Footage
	2008	Additions/ (Closures)	2009	2008	Additions/ (Closures)	2009
Mid-Atlantic:
Delaware	5	—	5	399	—	399
Maryland	17	—	17	1,301	—	1,301
Pennsylvania	43	—	43	3,165	—	3,165
Virginia	27	(1)	26	1,988	(70)	1,918
West Virginia	7	—	7	503	—	503

Total Mid-Atlantic	99	(1)	98	7,356	(70)	7,286

Midwest:
Illinois	61	—	61	4,706	—	4,706
Indiana	37	—	37	2,711	—	2,711
Iowa	14	—	14	954	—	954
Michigan	46	(1)	45	3,421	(68)	3,353
Minnesota	25	—	25	1,923	—	1,923
Nebraska	7	—	7	486	—	486
North Dakota	3	—	3	217	—	217
Ohio	56	—	56	4,190	—	4,190
South Dakota	2	—	2	169	—	169
Wisconsin	39	—	39	2,850	—	2,850

Total Midwest	290	(1)	289	21,627	(68)	21,559

Northeast:
Connecticut	18	—	18	1,367	—	1,367
Maine	5	—	5	388	—	388
Massachusetts	21	—	21	1,682	—	1,682
New Hampshire	8	1	9	567	73	640
New Jersey	36	2	38	2,777	145	2,922
New York	44	1	45	3,411	73	3,484
Rhode Island	3	—	3	227	—	227
Vermont	1	—	1	77	—	77

Total Northeast	136	4	140	10,496	291	10,787

South Central:
Arkansas	8	—	8	572	—	572
Kansas	9	1	10	663	53	716
Louisiana	4	1	5	291	60	351
Missouri	23	—	23	1,726	—	1,726
Oklahoma	9	—	9	668	—	668
Texas	78	2	80	5,754	135	5,889

Total South Central	131	4	135	9,674	248	9,922

Southeast:
Alabama	10	—	10	689	—	689
Florida	43	5	48	3,213	375	3,588
Georgia	31	2	33	2,298	145	2,443
Kentucky	15	—	15	1,061	—	1,061
Mississippi	4	—	4	302	—	302
North Carolina	26	1	27	1,906	72	1,978
South Carolina	12	—	12	880	—	880
Tennessee	19	—	19	1,345	—	1,345

Total Southeast	160	8	168	11,694	592	12,286

	Number of Stores			Selling Square Footage
	2008	Additions/ (Closures)	2009	2008	Additions/ (Closures)	2009
West:
Northwest:
Alaska	—	1	1	—	73	73
Idaho	4	—	4	269	—	269
Montana	1	—	1	72	—	72
Oregon	9	—	9	593	—	593
Washington	15	—	15	1,016	—	1,016
Wyoming	1	—	1	52	—	52

Total Northwest	30	1	31	2,002	73	2,075

Southwest:
Arizona	25	1	26	1,881	73	1,954
California	90	31	121	7,037	1,792	8,829
Colorado	22	1	23	1,698	74	1,772
Nevada	8	3	11	611	190	801
New Mexico	4	—	4	249	—	249
Utah	9	3	12	667	209	876

Total Southwest	158	39	197	12,143	2,338	14,481

Total West	188	40	228	14,145	2,411	16,556

Total Kohl’s	1,004	54	1,058	74,992	3,404	78,396

	Number of Stores by Greater Metropolitan Area
	2008	Additions/ (Closures)	2009
New York City	60	2	62
Los Angeles	41	12	53
Chicago	50	—	50
Philadelphia	34	—	34
Atlanta	25	2	27
Dallas/Fort Worth	25	—	25
Detroit	25	(1)	24
Boston	23	1	24
San Francisco	16	8	24
Washington DC	23	—	23
Milwaukee	22	—	22
Minneapolis/St. Paul	22	—	22
Phoenix	21	1	22
Houston	19	—	19
Cleveland/Akron	18	—	18
Denver	17	1	18
Indianapolis	17	—	17
Sacramento	13	4	17
Columbus	15	—	15
Orlando	13	2	15
St. Louis	14	—	14
Hartford/New Haven	13	—	13
Cincinnati	12	—	12
Salt Lake City	9	3	12
Miami	9	2	11
Kansas City	10	—	10
Pittsburgh	10	—	10
Charlotte	10	—	10
San Diego	7	3	10
Raleigh Durham	9	1	10
Seattle/Tacoma	10	—	10
Other	392	13	405

	1,004	54	1,058

	Number of Stores by Store Type
	2008	Net Additions	2009
Prototype	918	44	962
Small	82	10	92
Urban	4	—	4

	1,004	54	1,058

	Number of Stores by Ownership
	2008	Net Additions	2009
Owned	363	9	372
Leased	396	3	399
Ground leased	245	42	287	*

	1,004	54	1,058

* Ground leased includes both ground leases and certain takeover leases where significant capital expenditures were made to the existing store.

	Number of Stores by Location
	2008	Net Additions	2009

Strip centers	717	29	746
Community & regional malls	66	7	73
Free standing	221	18	239

	1,004	54	1,058

	Number of Stores by Building Type
	2008	Net Additions	2009
One-story	930	41	971
Multi-story	74	13	87

	1,004	54	1,058

Distribution Centers

The following table summarizes key information about each of our retail distribution centers.

Location	Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana	125
Winchester, Virginia	1997	420,000	Pennsylvania, Virginia, Maryland, Delaware, West Virginia	100
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Wyoming	105
Corsicana, Texas	2001	540,000	Texas, Oklahoma, Arkansas, Mississippi, Louisiana	110
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	140
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah, New Mexico	110
Macon, Georgia	2005	560,000	Alabama, Tennessee, Georgia, South Carolina, Florida, Kentucky, North Carolina	125
Patterson, California	2006	360,000	Alaska, California, Oregon, Washington, Idaho	110
Ottawa, Illinois	2008	328,000	Indiana, Illinois, Michigan, Wisconsin	165

We own all of the retail distribution centers except Corsicana, Texas, which is leased. We also own our corporate headquarters in Menomonee Falls, Wisconsin and a 940,000 square foot e-commerce fulfillment center in Monroe, Ohio. Additionally, we plan to open a 970,000 square foot e-commerce fulfillment center in San Bernardino, California in June 2010 to provide increased capacity to support our growing e-commerce business.

During the fourth quarter of 2009, we closed our Menomonee Falls, Wisconsin distribution center, the oldest and least efficient distribution center in our network. Stores previously supplied by this distribution center will be serviced by one of our nine remaining distribution centers, primarily the Ottawa, Illinois distribution center.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to our ordinary course of business.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

Our Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2009 and 2008.

	Price Range
	High	Low
2009
Fourth Quarter	$58.07	$49.87
Third Quarter	$60.89	$48.43
Second Quarter	$50.39	$40.64
First Quarter	$46.50	$32.50

2008
Fourth Quarter	$39.74	$24.28
Third Quarter	$56.00	$25.18
Second Quarter	$50.81	$36.81
First Quarter	$50.93	$38.40

We have filed with the Securities and Exchange Commission (“SEC”), as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certifications. In 2009, Kevin Mansell, our Chief Executive Officer, submitted a certification with the New York Stock Exchange (“NYSE”) in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that, as of the date of the certification, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

(b) Holders

At March 10, 2010, there were 5,003 record holders of our Common Stock.

(c) Dividends

We have never paid a cash dividend. The payment of future dividends, if any, will be determined by our Board of Directors in light of existing business conditions, including our earnings, financial condition and requirements, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 13, 2010 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(e) Performance Graph

The graph below compares our cumulative five-year stockholder return to that of the Standard & Poor’s 500 Index and the S&P 500 Department Stores Index. The S&P 500 Department Stores Index was calculated by Standard & Poor’s Investment Services and includes Kohl’s; JCPenney Company, Inc.; Dillard’s, Inc.; Macy’s, Inc.; Nordstrom Inc.; and Sears Holding Corporation. The graph assumes investment of $100 on January 29, 2005 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

	2004	2005	2006	2007	2008	2009
Kohl’s Corporation	$100.00	$96.89	$160.35	$100.68	$80.47	$110.41
S&P 500 Index	100.00	111.63	128.37	126.05	76.43	101.76
S&P 500 Department Stores Index	100.00	116.76	167.93	107.22	50.65	84.67

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities during 2009 which were not registered under the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2007, our Board of Directors authorized a $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. As a result of the current economic environment, we have not purchased any shares under this program since July 2008. The program does not have a specified termination date.

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 30, 2010:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
Nov. 1 – Nov. 28, 2009	999	$55.52	—	$1,866
Nov. 29, 2009 – Jan. 2, 2010	306	$56.18	—	1,866
Jan. 3 – Jan. 30, 2010	—	—	—	1,866

Total	1,305	$55.67	—	$1,866

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Income and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2009	2008	2007	2006	2005
	(Dollars in Millions, Except Per Share and Per Square Foot Data)
Statement of Income Data:
Net sales	$17,178	$16,389	$16,474	$15,597	$13,444
Cost of merchandise sold	10,680	10,334	10,460	9,922	8,664

Gross margin	6,498	6,055	6,014	5,675	4,780
Selling, general and administrative expenses	4,144	3,936	3,697	3,422	2,981
Depreciation and amortization	590	541	452	388	339
Preopening expenses	52	42	61	50	44

Operating income	1,712	1,536	1,804	1,815	1,416
Interest expense, net	124	111	62	41	70

Income before income taxes	1,588	1,425	1,742	1,774	1,346
Provision for income taxes	597	540	658	665	504

Net income	$991	$885	$1,084	$1,109	$842

Net income per share:
Basic	$3.25	$2.89	$3.41	$3.34	$2.45
Diluted	$3.23	$2.89	$3.39	$3.31	$2.43
Operating Data:
Comparable store sales growth (a)	0.4%	(6.9%)	(0.8%)	5.9%	3.4%
Net sales per selling square foot (b)	$217	$222	$249	$256	$252
Total square feet of selling space (end of period, in thousands)	78,396	74,992	69,889	62,357	56,625
Number of stores open (end of period)	1,058	1,004	929	817	732
Return on average shareholders’ equity (c)	13.8%	14.0%	18.5%	19.5%	15.5%
Balance Sheet Data (end of period):
Working capital	$3,095	$1,884	$1,952	$1,481	$2,520
Property and equipment, net	7,018	6,984	6,510	5,353	4,616
Total assets	13,160	11,363	10,575	9,046	9,146
Long-term debt and capital leases	2,052	2,053	2,052	1,040	1,046
Shareholders’ equity	7,853	6,739	6,102	5,603	5,956

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

(b)	Net sales per selling square foot is based on stores open for the full current period, excluding e-commerce. Fiscal 2006 excludes the impact of the 53 rd week.
(c)	Average shareholders’ equity is based on a 5-quarter average.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The current economic slowdown has caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. Though we have seen some improvement throughout 2009, as evidenced by increases in our comparable store sales, we believe that our core customer continues to face economic challenges which will result in a very competitive 2010.

Total net sales for 2009 were $17.2 billion, a 4.8% increase from 2008. Comparable store sales increased 0.4% over 2008. The Southwest region and the Accessories business reported the strongest comparable store sales growth.

Gross margin as a percent of net sales for the year increased approximately 88 basis points over the 2008 rate to 37.8%. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength. Ending inventory per store (in dollars) decreased 0.9% compared to 2008.

Selling, general and administrative expenses (“SG&A”) increased approximately 5% compared to the prior year. SG&A as a percentage of net sales, increased, or “deleveraged” primarily due to increased incentive compensation and changes made to our non-management compensation structure. SG&A expenses for the year increased at a rate faster than sales, but at a rate slower than new store growth of 5.5%. Our cost control initiatives are focused on sustainable productivity improvements, not one-time cutting of expenses. While we will continue to look for ways to become more efficient, we intend to keep the customer experience in our stores a priority in order to provide consistency across our stores and intend to continue to invest more in store payroll to improve our customer service.

Net income increased approximately 12% for 2009 to $991 million, or $3.23 per diluted share, compared to $885 million, or $2.89 per diluted share for 2008.

We ended the year with 1,058 stores in 49 states, including 56 which were successfully opened in 2009. We completed 51 store remodels, compared to 36 stores last year. In fiscal 2010, we expect to open approximately 30 stores and remodel 85 stores. Remodels remain a critical part of our long-term strategy as we believe it is extremely important to maintain our existing store base, even in this difficult economic environment.

Our current expectations for fiscal 2010 assume that consumer spending will continue to be weak throughout 2010. We expect comparable store sales will be driven by increased market share as we expect average transaction value to remain under pressure. Our current expectations for both the first quarter and fiscal 2010 compared to comparable fiscal 2009 periods are as follows:

•	Total sales increase of 4% to 6%

•	Comparable store sales increase of 1% to 3%

•	Gross margin increase of 20 to 30 basis points

•	SG&A dollars to increase 4% to 5%

•	Earnings per diluted share of $0.48 to $0.52 for the first quarter of 2010 and $3.40 to $3.63 for fiscal 2010.

Results of Operations

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2009 (“2009”) ended on January 30, 2010, fiscal year 2008 (“2008”) ended on January 31, 2009 and fiscal year 2007 (“2007”) ended on February 2, 2008. All three years were 52-week years.

Net sales.

	2009	2008	2007
Net sales (in millions)	$17,178	$16,389	$16,474
Number of stores:
Open at end of period	1,058	1,004	929
Comparable stores (a)	929	817	732
Sales growth:
All stores	4.8%	(0.5%)	5.6%
Comparable stores (a)	0.4%	(6.9%)	(0.8%)
Net sales per selling square foot (b)	$217	$222	$249

(a)	Comparable store sales growth is based on sales for stores (including e-commerce sales and relocated or expanded stores) which were open throughout both the full current and prior year periods.
(b)	Net sales per selling square foot is based on stores open for the full current period, excluding e-commerce.

Net sales for 2009 increased $789 million, or 4.8%, over 2008. New stores contributed $719 million to the increase in net sales over the prior year. Comparable store sales increased $70 million. We opened 56 new stores in 2009, 75 stores in 2008 and 112 stores in 2007. As we open new stores, especially in existing markets, sales may be transferred from existing stores. We estimate that opening new stores in existing markets negatively impacted comparable store sales by approximately 1% in 2009.

Drivers of the changes in comparable stores sales were as follows:

	2009	2008	2007
Selling price per unit	2.3%	1.9%	(0.3)%
Units per transaction	(4.3)	(2.9)	0.9

Average transaction value	(2.0)	(1.0)	0.6
Number of transactions	2.4	(5.9)	(1.4)

Comparable store sales	0.4%	(6.9)%	(0.8)%

Net sales, especially in the Southwest region, were favorably impacted by the closure of Mervyn’s department stores. We continue to aggressively pursue former Mervyn’s customers through increased advertising efforts and targeted efforts in stores most likely to benefit from former Mervyn’s customers. In these stores, we have increased staffing levels and provided higher inventory levels and wider assortments in selected categories. We estimate that the Mervyn’s closure increased our comparable store sales by approximately 140 basis points for the year.

The Southwest region reported the strongest 2009 sales growth with comparable store sales increases in the high single digits. We expect to continue to produce strong results in the Southwest in 2010, but we believe our other hot and mild regions will benefit more substantially in 2010 from the merchandising and marketing tactics we developed in 2009 in the Southwest.

Lower units per transaction resulted in negative comparable store sales in all regions other than the Southwest and Northwest.

By line of business, Accessories, Footwear and Home outperformed our comparable store sales for the year. Accessories was led by strength in sterling silver jewelry, fashion jewelry, and handbags. In Footwear, women’s, athletic and children’s shoes performed best. Home was strong in small electrics, bedding and bath. Men’s was similar to the company average and was led by active, basics and casual sportswear. Children’s and Women’s were below the company average. The Children’s business had strength in toys, infants/toddlers and boys.

Women’s was strongest in intimate and both classic and updated sportswear, driven by substantial improvement in key private brands such as Sonoma, Croft and Barrow and Apt 9 which achieved strong fourth quarter increases.

E-commerce revenues increased 38.0% to $492 million for 2009. The sales growth is primarily the result of increased style and size selections offered on-line compared with our in-store selection as well as the expansion of product categories not available in our stores.

Net sales per selling square foot decreased 2% to $217 in 2009. The decrease is primarily due to the underperformance of stores opened in 2008.

Net sales for 2008 decreased $85 million, or 0.5%, from 2007. New stores contributed $1.0 billion to the increase in net sales over the prior year. Comparable store sales decreased $1.1 billion, or 6.9% (see the table above for drivers of the change). From a line of business perspective, Accessories reported the strongest comparable store sales in 2008 with strength in sterling silver jewelry and accessories/handbags. Children’s, Men’s and Footwear outperformed the comparable store sales for the year, while Women’s and Home trailed the company. The Northeast, Midwest and Mid-Atlantic regions reported the strongest comparable store sales for 2008. E-commerce revenues increased 48% to $356 million for 2008 as we continued to expand the selections offered on-line.

As reflected in the table below, our merchandise mix has remained relatively constant over the last three years:

	2009	2008	2007
Women’s	32%	32%	33%
Men’s	19	19	19
Home	18	18	18
Children’s	13	13	13
Accessories	10	10	9
Footwear	8	8	8

Gross margin.

	2009	2008	2007
	(Dollars in millions)
Gross margin	$6,498	$6,055	$6,014
As a percent of net sales	37.8%	36.9%	36.5%

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

The $443 million, or 7.3%, increase in gross margin dollars for 2009 compared to 2008 reflects higher sales volume including incremental sales at newly-opened stores. Gross margin as a percentage of sales increased 88 basis points to 37.8% for 2009. Strong inventory management and increased penetration of private and exclusive brands contributed to the margin strength. In addition to carrying a lower level of inventory per store, we continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives. This strategy reduces our seasonal merchandise clearance inventories. Sales of private and exclusive brands reached 44% of net sales for 2009, an increase of 220 basis points over 2008. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin as a percent of net sales.

Gross margin for 2008 increased $41 million, or 0.7%, over 2007. The improvement in gross margin as a percent of net sales for 2008 compared to 2007 was driven by the continued impact of our merchandise and inventory management initiatives and increased penetration of private and exclusive brands. Sales of private and exclusive brands were approximately 42% of net sales for 2008, an increase of over 260 basis points over 2007.

Selling, general and administrative expenses.

	2009	2008	2007
	(Dollars in millions)
Selling, general, and administrative expenses	$4,144	$3,936	$3,697
As a percent of net sales	24.1%	24.0%	22.4%

Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from the Kohl’s credit card agreement with JPMorgan Chase; and other administrative costs. We do not include depreciation and amortization and preopening expenses in SG&A. The classification of these expenses varies across the retail industry.

SG&A for 2009 increased $208 million, or 5.3%, over 2008. SG&A increased primarily due to store growth and increased incentive compensation and changes made to our non-management compensation structure.

Hourly store payroll costs as a percentage of net sales decreased, or “leveraged,” in 2009 as reduced inventory and clearance levels resulted in fewer hours spent on replenishment and inventory markdowns. We were able to shift some of these savings to provide additional customer assistance on the selling floor and at point-of-sale. This emphasis on customer service contributed to an approximately 7% improvement in our customer service scores over the prior year. Customer service scores are derived from direct customer surveys conducted by an independent research firm.

Distribution center costs, which are included in SG&A, totaled $168 million for 2009, $166 million for 2008 and $165 million for 2007. Payroll costs increased as increased sales required additional processing hours to facilitate the transfer of merchandise to the stores. These increases were offset by the benefits of technology investments in our distribution centers that continue to generate operating efficiencies. Lower fuel costs also contributed to the decrease.

In connection with the April 2006 sale of our proprietary credit card accounts to JPMorgan Chase & Co. (“JPMorgan Chase”), we entered into a service and revenue-sharing agreement. Pursuant to this agreement, JPMorgan Chase issues Kohl’s branded private label credit cards to new and existing Kohl’s customers. Since we do not own the receivables, the receivables and the related allowance for bad debt reserve are not reported on our balance sheets. Risk-management decisions are jointly managed by JPMorgan Chase and us. We handle all customer service functions and are responsible for all advertising and marketing related to credit card customers and the majority of the associated expenses. Net revenues of the program are shared with JPMorgan Chase according to a fixed percentage and are settled monthly. Net revenues include finance charge and late fee revenues, less write-offs of uncollectible accounts and other expenses. Net revenues from the credit card program increased in 2009 as growth in finance charges and late fee revenues exceeded increases in write-offs of uncollectible accounts.

Advertising and information services expenses, measured in both dollars and as a percentage of net sales, decreased in 2009 compared to 2008. Advertising expenses, net of vendor allowances, were $846 million for 2009 and $890 million for 2008.

Partially offsetting these expense reductions were higher fixed occupancy and variable store costs due primarily to an increase in the number of stores and higher accrued incentive expenses as a result of improved performance for 2009 and changes to our non-management compensation structure.

SG&A for 2008 increased $239 million, or 6.5%, over 2007. The net increase in SG&A dollars reflects incremental costs at newly-opened stores, partially offset by decreases at comparable stores reflecting our commitment to control costs in a difficult economic environment. SG&A increased more than sales, but less than new store growth of 8.1%.

Depreciation and amortization.

	2009	2008	2007
	(In millions)
Depreciation and amortization	$590	$541	$452

The increases in depreciation and amortization are primarily due to the addition of new stores and remodels.

Preopening expenses.

	2009	2008	2007
Preopening expenses (in millions)	$52	$42	$61
Number of stores opened	56	75	112

Preopening expenses include the costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense. The average cost per store fluctuates based on the mix of stores opened in new markets compared to existing markets, with new markets being more expensive.

Preopening expenses for 2009 increased despite a decrease in the number of stores opened primarily due to an increase in the number of leased stores which opened in 2009. Under Generally Accepted Accounting Principles (“GAAP”), we are required to recognize rent expense when we take possession of the property, so we must recognize rental expense for ground leased properties several months prior to the actual opening of the store and, in most cases, before rental payments are due.

Preopening expense for 2008 decreased compared to 2007 primarily due to a decrease in the number of stores slightly offset by an increase in cost per store due to the number of ground lease stores.

Operating income.

	2009	2008	2007
	(Dollars in millions)
Operating income	$1,712	$1,536	$1,804
As a percent of net sales	10.0%	9.4%	11.0%

The changes in operating income and operating income as a percent of net sales are due to the factors discussed above.

Interest expense.

	2009	2008	2007
	(In millions)
Interest expense, net	$124	$111	$62

Net interest expense for 2009 increased $13 million, or 12%, over 2008. The increase is attributable to lower interest income due to lower interest rates on our investments, partially offset by higher average investments. A reduction in capitalized interest due to lower capital expenditures in 2009 also contributed to the increase in interest expense.

Net interest expense for 2008 increased $49 million, or 79%, over 2007 primarily due to $1 billion in new debt that was issued in September 2007. Reductions in capitalized interest due to lower capital expenditures also contributed to the increase.

Income taxes.

	2009	2008	2007
	(Dollars in millions)
Provision for income taxes	$597	$540	$658
Effective tax rate	37.6%	37.9%	37.8%

The effective tax rate for 2009 was comparable to the 2008 and 2007 tax rates.

Inflation

Although we expect that our operating results will be influenced by general economic conditions, including fluctuations in food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations during the periods presented. However, there can be no assurance that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our primary sources of funds are cash flow provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Seasonal cash needs may be met by the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures and debt service requirements with available cash and cash equivalents, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under our revolving credit facility and other sources of financing. We expect to generate adequate cash flow from operating activities to sustain current levels of operations.

As of January 30, 2010, we had cash and cash equivalents of $2.3 billion. We generated $1.6 billion of free cash flow in 2009 and expect to generate $800 to $900 million in 2010. (See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of free cash flow, a non-GAAP financial measure.)

We have no debt maturing prior to 2011. We expect to use cash and cash equivalents on hand and funds from operations to repay both the $300 million of long-term debt which is due in March 2011 and the $100 million of long-term debt which is due in October 2011.

In the first quarter of 2006, we sold our proprietary credit card accounts and entered into a service and revenue-sharing agreement with JPMorgan Chase. This agreement will expire in April 2011. We are currently exploring various options related to the Kohl’s credit card, including entering into a new agreement with an alternative partner. We expect to reach a decision by Fall 2010. This timing could be impacted by the timing of the issuance of the final CARD Act regulation. We currently believe that we will be able to negotiate a new contract with a financial institution that would be similar in nature to our existing arrangement. If, however, we are unable to do so, we may repurchase the receivables from JPMorgan Chase. We would expect to use a combination of cash on hand, funds from operations and/or proceeds from the issuance of debt and/or stock to fund the repurchase of the receivables. If we do not repurchase the receivables, we will consider other potential uses for our cash equivalent balances after finalizing a new agreement.

	2009	2008	2007
	(In millions)
Net cash provided by (used in):
Operating activities	$2,234	$1,698	$1,205
Investing activities	(640)	(963)	(1,596)
Financing activities	30	(273)	325

Operating activities.

Cash provided by operations increased 32% in 2009 to $2.2 billion. The most significant source of operating cash flow for 2009 was a $258 million increase in cash flows from accounts payable activities. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories.

At January 30, 2010, total merchandise inventories increased $124 million, or 4%, from year-end 2008. On a dollars per store basis, merchandise inventories at January 30, 2010 decreased 0.9% from year-end 2008. Clearance inventory units per store are down approximately 14%. These reductions are the result of inventory management initiatives, including our conservative sales and receipt planning and lower clearance levels.

Accounts payable at January 30, 2010 increased $307 million from year-end 2008. Accounts payable as a percent of inventory was 40.6% at January 30, 2010, compared to 31.5% at year-end 2008. Our cycle time process improvements on fashion categories and a focus on replenishment of basics have allowed us to consistently receive inventory based on sales volume and to improve our inventory management by merchandise area and store location. With the cooperation of our vendor partners, we have been able to reduce our lead time by accelerating inventory receipts to support our recent sales growth. Extended payment terms have also contributed to an increase in our accounts payable balance. We provided our vendors with financing, at a rate better than market, in exchange for extended payment terms.

Despite the decrease in net income in 2008, cash provided by operations increased 41% over 2007 to $1.7 billion in 2008, primarily due to a $335 million reduction in cash used for inventory purchases. Compared to year-end 2007, total merchandise inventories at January 31, 2009 decreased 2% and inventory per store decreased 9.3%. Clearance inventory units per store were down approximately four times more than total inventory per store. These reductions were the result of our conservative sales and receipt planning. Accounts payable at January 31, 2009 increased $45 million from year-end 2007. Accounts payable as a percent of inventory was 31.5% at January 31, 2009, compared to 29.3% at year-end 2007, primarily due to strong inventory management, our cycle time reduction initiatives and improved vendor financing management.

Investing activities.

Net cash used in investing activities decreased $323 million to $640 million in 2009, primarily due to a decrease in capital expenditures.

Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs. Capital expenditures totaled $666 million for 2009, a $348 million decrease from 2008. This decrease is primarily due to a decrease in the number of new store openings from 75 in 2008 to 56 in 2009.

Capital expenditures, including favorable lease rights, by major category were as follows:

	2009	2008	2007
New stores	54%	68%	77%
Remodels/relocations	16	12	6
Distribution centers	—	4	3
Capitalized software	9	5	4
Fixtures and store improvements	9	4	3
Other	12	7	7

Total	100%	100%	100%

Despite a decrease in new store openings (30 expected in 2010 compared to 56 in 2009), we expect total capital expenditures to increase to approximately $900 million in fiscal 2010 due to an increase in store remodels (85 expected in 2010 compared to 51 in 2009), the purchase of a second e-commerce distribution facility on the west coast, and significant investment in our website to support the rapid growth of our e-commerce business. The actual amount of our future capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings. We do not anticipate that our expansion plans will be limited by any restrictive covenants in our financing agreements. We believe that our capital structure is well positioned to support our expansion plans. We anticipate that internally generated cash flows will be the primary source of funding for future growth.

Net purchases and sales of long-term investments generated cash of $28 million in 2009 and $40 million in 2008. As of January 30, 2010, we had investments in auction rate securities (“ARS”) with a par value of $379 million and an estimated fair value of $320 million. ARS are long-term debt instruments with interest rates reset through periodic short term auctions, which are typically held every 35 days. Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. In addition, all redemptions to date were made at par. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing our ARS. While the auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

Net cash used in investing activities was $1.0 billion in 2008 compared to $1.6 billion in 2007. The decrease reflects lower capital expenditures, substantially offset by net investment activity. Capital expenditures totaled $1.0 billion for 2008, a $528 million decrease from 2007. This decrease is primarily due to a decrease of 37 store openings in 2008 compared to 2007. Net purchases and sales of long-term investments generated cash of $40 million in 2008 and used cash of $80 million in 2007.

Financing activities.

Our financing activities provided cash of $30 million in 2009 compared to using $273 million in 2008. The change is primarily due to treasury stock purchases in the first six months of 2008.

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

We may from time to time seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material. In September 2007, our Board of Directors authorized a $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. As a result of the current economic environment, we have not purchased any shares under this program since July 2008. In 2008, we repurchased 6.0 million shares at a total cost of $261 million. The program does not have a specified termination date.

Our financing activities used cash of $273 million in 2008 and provided cash of $325 million in 2007. The change reflects the proceeds from the issuance of $1 billion of debt in 2007 and lower treasury stock purchases in 2008.

Key financial ratios.

Key financial ratios that provide certain measures of our liquidity are as follows:

	2009	2008	2007
Working capital (In Millions)	$3,095	$1,884	$1,952
Current ratio	2.29:1	2.02:1	2.09:1
Debt/capitalization	20.8%	23.5%	25.3%
Ratio of earnings to fixed charges	4.42	4.47	5.97

The increase in working capital and the current ratio as of year-end 2009 compared to year-end 2008 was primarily due to higher cash and cash equivalents. The decrease in the debt/capitalization ratio reflects higher capitalization, primarily due to earnings. The ratio of earnings to fixed charges was comparable to 2008. See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of this ratio.

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

Debt Covenant Compliance. Our debt agreements contain various covenants including limitations on additional indebtedness and the following leverage ratio:

		(Dollars in Millions)
	Total Debt per Balance Sheet	$2,068
	Other Debt	—

	Subtotal	2,068
	Rent x 8	3,987

A	Included Indebtedness	$6,055

	Net Worth	$7,853
	Investments (accounted for under equity method)	—

	Subtotal	7,853
	Included Indebtedness	6,055

B	Capitalization	$13,908

	Leverage Ratio (A/B)	0.44
	Maximum permitted Leverage Ratio	0.70

As of January 30, 2010, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2010.

Free Cash Flow. We generated free cash flow of $1.6 billion in 2009, more than double our 2008 free cash flow of $684 million. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2009	2008	2007
	(In Millions)
Net cash provided by operating activities	$2,234	$1,701	$1,235
Acquisition of property and equipment and favorable lease rights	(666)	(1,014)	(1,542)

Free cash flow	$1,568	$687	$(307)

We expect to generate $800 to $900 million of free cash flow in fiscal 2010.

Contractual Obligations

Our contractual obligations as of January 30, 2010 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In Millions)
Recorded contractual obligations:
Long-term debt	$1,900	$—	$400	$—	$1,500
Capital leases	174	16	29	20	109

	2,074	16	429	20	1,609

Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,738	123	211	194	1,210
Capital leases	103	12	21	18	52
Operating leases (a)	11,038	479	931	917	8,711
Royalties	255	58	105	74	18
Purchase obligations (b)	3,245	3,245	—	—	—

	16,379	3,917	1,268	1,203	9,991

Total	$18,453	$3,933	$1,697	$1,223	$11,600

(a)	Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $157 million for 2009, $148 million for 2008 and $135 million for 2007.
(b)	Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will affect liquidity and cash flows.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2009.

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

Insurance Reserve Estimates

We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. We also have a lifetime medical payment limit of $1.5 million per plan participant.

Impairment of Assets and Closed Store Reserves

We have a significant investment in property and equipment and favorable lease rights. The related depreciation and amortization is computed using estimated useful lives of up to 50 years. We review our long-lived assets held for use (including favorable lease rights, goodwill and trademarks) for impairment whenever an event or change in circumstances, such as decisions to close a store, indicates the carrying value of the asset may not be recoverable. We have historically not experienced any significant impairment of long-lived assets or closed store reserves. Decisions to close a store can also result in accelerated depreciation over the revised useful life. When operations at a leased store are discontinued, a reserve is established for the discounted difference between the rent and the expected sublease rental income. A significant change in cash flows, market valuation, demand for real estate or other factors, could result in an increase or decrease in the reserve requirement or impairment charge.

Income Taxes

We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Our effective income tax rate was 37.6% in 2009, 37.9% in 2008 and 37.8% in 2007. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Operating Leases

As of January 30, 2010, we leased 686 of our 1,058 retail stores. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building or land for initial setup of fixtures and merchandise or land improvements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2009 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

Cash equivalents and long-term investments earn interest at variable rates and are affected by changes in interest rates. During 2009, average investments were $1.6 billion and average yield was 0.6%. If interest rates on the average 2009 variable rate cash equivalents and long-term investments increased by 100 basis points, our annual interest income would also increase by approximately $16 million assuming comparable investment levels.

We were not a party to any material derivative financial instruments in 2009, 2008 or 2007.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of January 30, 2010, our internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010 and our report dated March 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 19, 2010

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of the Proxy Statement for our May 13, 2010 Annual Meeting of Shareholders (“our 2010 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2010 Proxy, which information is incorporated herein by reference.

Our executive officers as of March 10, 2010 are as follows:

Name	Age	Position
Kevin Mansell	57	Chairman, Chief Executive Officer, President and Director

Don Brennan	49	Senior Executive Vice President

John Worthington	46	Senior Executive Vice President

Wesley S. McDonald	47	Executive Vice President—Chief Financial Officer

Mr. Mansell was promoted to Chairman in September 2009 and has served as Chief Executive Officer since August 2008 and President and Director since February 1999. He served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined Kohl’s as a Divisional Merchandise Manager in 1982. Mr. Mansell began his retail career in 1975.

Mr. Brennan has served as Senior Executive Vice President since September 2007. He joined Kohl’s in April 2001 as Executive Vice President, Merchandise Planning and Allocation, and also served as Executive Vice President, General Merchandise Manager Men’s and Children’s from April 2004 to September 2007. Prior to joining Kohl’s, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc. since 1982. Mr. Brennan has almost 30 years of experience in the retail industry.

Mr. Worthington has served as Senior Executive Vice President since September 2007. Prior to this assignment, Mr. Worthington has served in a variety of positions with Kohl’s, including Executive Vice President, Director of Stores from 2005 to September 2007, Senior Vice President of Stores from 2004 to 2005 and Vice President, Regional Manager from 2002 to 2004. Mr. Worthington was with May Department Stores, Inc. before joining Kohl’s and has over 20 years of experience in the retail industry.

Mr. McDonald has served as Executive Vice President, Chief Financial Officer since August 2003. Prior to joining Kohl’s, Mr. McDonald was Vice President, Chief Financial Officer of Abercrombie & Fitch since June 2000. Mr. McDonald served in a variety of management positions with Target Corporation from 1988 to 2000, most recently as Director, Target Corporation IS Finance & Administration. Mr. McDonald has over 20 years of experience in the retail industry.

Members of our Board of Directors as of March 10, 2010 were as follows:

Kevin Mansell Chairman, President and Chief Executive Officer Kohl’s Corporation	William S. Kellogg Former Chairman and Chief Executive Officer, Kohl’s Corporation

Peter Boneparth (a)(c) Senior Advisor, Irving Capital Partners	Frank V. Sica (b)*(c) Managing Partner, Tailwind Capital

Steven A. Burd (b)(c) Chairman, President and Chief Executive Officer, Safeway Inc.	Peter M. Sommerhauser Shareholder, Godfrey & Kahn, S.C. Law Firm

John F. Herma (a)(c) Former Chief Operating Officer and Secretary, Kohl’s Corporation	Stephanie A. Streeter (a)(c) Former Chairman, President, and Chief Executive Officer, Banta Corporation

Dale E. Jones (b)(c) Vice Chairman and Partner of the CEO and Board Practice in the Americas, Heidrick and Struggles	Stephen E. Watson (a)*(c)* Former President, Chief Executive Officer of Gander Mountain, L.L.C. Former Chairman and Chief Executive Officer, Department Store Division of Dayton-Hudson Corporation

(a)	2009 Audit Committee member
(b)	2009 Compensation Committee member
(c)	2009 Governance & Nominating Committee member
*	Denotes Chair

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of our 2010 Proxy, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2010 Proxy, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Party Transactions” section of our 2010 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2010 Proxy, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

See “Index to Consolidated Financial Statements” on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements beginning on page F-3, all of which are incorporated herein by reference.

2. Financial Statement Schedule:

All schedules have been omitted as they are not applicable.

3. Exhibits:

See “Exhibit Index” of this Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ KEVIN MANSELL
Kevin Mansell
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ WESLEY S. MCDONALD
Wesley S. McDonald
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ FRANK SICA Frank Sica Director

/s/ PETER BONEPARTH Peter Boneparth Director	/s/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/s/ STEVEN A. BURD Steven A. Burd Director	/s/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/s/ JOHN F. HERMA John F. Herma Director	/s/ STEPHEN E. WATSON Stephen E. Watson Director

/s/ DALE E. JONES Dale E. Jones Director	/s/ WILLIAM S. KELLOGG William S. Kellogg Director

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006.

3.3	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007.

3.4	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 27, 2009.

4.1	Credit Agreement dated as of October 12, 2006 by and among the Company, the Lenders party thereto, Bank of America, N.A., as an Issuing Bank and Syndication Agent, JPMorgan Chase Bank, N.A., US Bank National Association and Wachovia Bank National Association, as Co-Documentation Agents and The Bank of New York, as an Issuing Bank, the Swing Line Lender and the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

4.2	Certain other long-term debt is described in Note 3 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 3 and not filed herewith.

10.1	Private Label Credit Card Program Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

10.2.	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.3.	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.*

10.4.	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.5.	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6.	Kohl’s Corporation Executive Bonus Plan, incorporated herein by reference to the Company’s Schedule 14A (File No. 001-11084) filed on March 27, 2007.*

10.7.	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.8.	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

Exhibit Number	Description
10.9.	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.10.	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.11.	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.12.	Form of Executive Stock Option Award, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 23, 2005. *

10.13.	Form of Outside Director Stock Option Award, incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.14.	Summary of Outside Director Compensation.*

10.15.	Employment Agreement between the Company and R. Lawrence Montgomery, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998.*

10.16.	First Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 15, 2000, incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.17.	Second Amendment to Employment Agreement between the Company and Mr. Montgomery, dated January 31, 2004, incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.*

10.18.	Third Amendment to Employment Agreement between the Company and Mr. Montgomery, dated August 20, 2008, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.19.	Amendment to Employment Agreement between the Company and Mr. Montgomery, dated November 17, 2008, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 19, 2008.*

10.20.	Noncompetition and Consulting Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and R. Lawrence Montgomery dated as of September 1, 2009, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated August 26, 2009.*

10.21.	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of September 1, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 26, 2009.*

10.22.	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Donald Brennan dated as of September 1, 2009, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated August 26, 2009.*

10.23.	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and John Worthington dated as of September 1, 2009, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated August 26, 2009.*

10.24.	Form of Executive Compensation Agreement between the Company and various key executives, including Wesley McDonald, incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

Exhibit Number	Description
10.25.	Summary of Strategic Action Committee Incentive Program.*

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	A management contract or compensatory plan or arrangement.

Schedules have been omitted as they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 30, 2010 and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 19, 2010

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Millions, Except Per Share Data)

	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,267	$643
Merchandise inventories	2,923	2,799
Deferred income taxes	73	74
Other	222	212

Total current assets	5,485	3,728

Property and equipment, net	7,018	6,984
Long-term investments	321	333
Favorable lease rights, net	204	201
Other assets	132	117

Total assets	$13,160	$11,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,188	$881
Accrued liabilities	1,002	841
Income taxes payable	184	105
Current portion of capital leases	16	17

Total current liabilities	2,390	1,844

Long-term debt and capital leases	2,052	2,053
Deferred income taxes	377	320
Other long-term liabilities	488	407

Shareholders’ equity:
Common stock—$0.01 par value, 800 million shares authorized, 353 million and 351 million shares issued	4	4
Paid-in capital	2,085	1,971
Treasury stock, at cost, 46 million shares	(2,639)	(2,638)
Accumulated other comprehensive loss	(36)	(46)
Retained earnings	8,439	7,448

Total shareholders’ equity	7,853	6,739

Total liabilities and shareholders’ equity	$13,160	$11,363

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)

	2009	2008	2007
Net sales	$17,178	$16,389	$16,474
Cost of merchandise sold (exclusive of depreciation shown separately below)	10,680	10,334	10,460

Gross margin	6,498	6,055	6,014
Operating expenses:
Selling, general, and administrative	4,144	3,936	3,697
Depreciation and amortization	590	541	452
Preopening expenses	52	42	61

Operating income	1,712	1,536	1,804
Other expense (income):
Interest expense	134	132	82
Interest income	(10)	(21)	(20)

Income before income taxes	1,588	1,425	1,742
Provision for income taxes	597	540	658

Net income	$991	$885	$1,084

Net income per share:
Basic	$3.25	$2.89	$3.41
Diluted	$3.23	$2.89	$3.39

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Millions)

	Common Stock		Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total
	Shares	Amount
Balance at February 3, 2007	349	3	1,749	(1,628)	—	5,479	5,603
Net income and comprehensive income	—	—	—	—	—	1,084	1,084
Exercise of stock options	2	1	97	—	—	—	98
Net income tax impact from stock option activity	—	—	6	—	—	—	6
Share-based compensation expense	—	—	59	—	—	—	59
Treasury stock purchases	—	—	—	(748)	—	—	(748)

Balance at February 2, 2008	351	4	1,911	(2,376)	—	6,563	6,102
Net income	—	—	—	—	—	885	885
Other comprehensive loss:
Unrealized loss on investments, net of tax of $29	—	—	—	—	(46)	—	(46)

Total comprehensive income							839
Exercise of stock options	—	—	5	—	—	—	5
Net income tax impact from stock option activity	—	—	(6)	—	—	—	(6)
Share-based compensation expense	—	—	61	—	—	—	61
Treasury stock purchases	—	—	—	(262)	—	—	(262)

Balance at January 31, 2009	351	4	1,971	(2,638)	(46)	7,448	6,739
Net income	—	—	—	—	—	991	991
Other comprehensive income:
Unrealized gain on investments, net of tax of $6	—	—	—	—	10	—	10

Total comprehensive income							1,001
Exercise of stock options	2	—	51	—	—	—	51
Net income tax impact from stock option activity	—	—	(6)	—	—	—	(6)
Share-based compensation expense	—	—	69	—	—	—	69
Treasury stock purchases	—	—	—	(1)	—	—	(1)

Balance at January 30, 2010	353	$4	$2,085	$(2,639)	$(36)	$8,439	$7,853

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	2009	2008	2007
Operating activities
Net income	$991	$885	$1,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount and deferred financing fees	591	543	453
Share-based compensation expense	64	55	54
Excess tax benefits from share-based compensation expense	3	—	(6)
Deferred income taxes	52	84	(12)
Other non-cash revenues and expenses	51	47	34
Changes in operating assets and liabilities:
Merchandise inventories	(119)	60	(275)
Other current and long-term assets	(13)	(40)	(78)
Accounts payable	306	48	(98)
Accrued and other long-term liabilities	234	42	152
Income taxes	74	(26)	(103)

Net cash provided by operating activities	2,234	1,698	1,205

Investing activities
Acquisition of property and equipment and favorable lease rights	(666)	(1,014)	(1,542)
Purchases of investments in auction rate securities	—	(53)	(6,521)
Sales of investments in auction rate securities	28	93	6,441
Other	(2)	11	26

Net cash used in investing activities	(640)	(963)	(1,596)

Financing activities
Treasury stock purchases	(1)	(262)	(748)
Capital lease payments	(17)	(16)	(20)
Proceeds from issuance of debt, net of deferred financing costs	—	—	989
Proceeds from stock option exercises	51	5	98
Excess tax benefits from share-based compensation expense	(3)	—	6

Net cash provided by (used in) financing activities	30	(273)	325

Net change in cash and cash equivalents	1,624	462	(66)
Cash and cash equivalents at beginning of year	643	181	247

Cash and cash equivalents at end of year	$2,267	$643	$181

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Accounting Policies

Business

As of January 30, 2010, Kohl’s Corporation operated 1,058 family-oriented department stores that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers. Our stores are located in 49 states.

Our authorized capital stock consists of 800 million shares of $0.01 par value common stock and 10 million shares of $0.01 par value preferred stock.

Consolidation

The consolidated financial statements include the accounts of Kohl’s Corporation and its subsidiaries including Kohl’s Department Stores, Inc., its primary operating company. All intercompany accounts and transactions have been eliminated.

Accounting Period

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2009 (“2009”) ended on January 30, 2010. Fiscal year 2008 (“2008”) ended on January 31, 2009. Fiscal year 2007 (“2007”) ended on February 2, 2008. Fiscal 2009, 2008 and 2007 were 52-week years.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period Consolidated Balance Sheets and Statements of Cash Flows to conform to the 2009 presentation.

Cash and Cash Equivalents

In addition to money market investments, cash equivalents include commercial paper with an original maturity of three months or less. We carry these investments at cost which approximates fair value.

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $68 million at January 30, 2010 and $71 million at January 31, 2009.

Long-term Investments

Long-term investments consist primarily of investments in auction rate securities (“ARS”) which are classified as available-for-sale securities and recorded at market.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) basis using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. We record an additional reserve when the future estimated selling price is less than cost.

Property and Equipment

Property and equipment consist of the following:

	Jan. 30, 2010	Jan. 31, 2009
	(In Millions)
Land	$1,040	$997
Buildings and improvements	5,887	5,490
Store fixtures and equipment	2,169	2,135
Property under capital leases	242	233
Construction in progress	138	257
Capitalized software	395	337

Total property and equipment	9,871	9,449
Less accumulated depreciation	(2,853)	(2,465)

	$7,018	$6,984

Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodeling of existing locations in process at the end of each year.

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less. Depreciation and amortization expense for property and equipment, including property under capital leases and capitalized software, totaled $580 million for 2009, $528 million for 2008 and $441 million for 2007.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	8-40 years
Store fixtures and equipment	3-15 years
Property under capital leases	5-40 years
Computer hardware and software	3-8 years

Property and equipment acquired through capital leases totaled $14 million for 2009, $18 million for 2008 and $29 million for 2007.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Capitalized Interest

We capitalize interest on the acquisition and construction of new locations and expansion of existing locations and depreciate that amount over the lives of the related assets. Capitalized interest was $5 million for 2009, $8 million for 2008 and $16 million for 2007.

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options with a maximum of 50 years. Amortization begins when the respective stores are opened. Accumulated amortization was $119 million at January 30, 2010 and $108 million at January 31, 2009. Amortization expense was $10 million for 2009, $13 million for 2008 and $12 million for 2007. Amortization expense for current favorable lease rights is estimated to be $11 million per year for each of the next three years and $10 million per year for 2013 and 2014.

Long-Lived Assets

All property and equipment and other long-lived assets (including favorable lease rights, trademarks and goodwill) are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded in 2009, 2008, or 2007 as a result of the tests performed.

Accrued Liabilities

Accrued liabilities consist of the following:

	Jan. 30, 2010	Jan. 31, 2009
	(In Millions)
Various liabilities to customers	$221	$200
Payroll and related fringe benefits	201	94
Sales, property and use taxes	156	131
Due to JPMorgan Chase	121	85
Accrued construction costs	76	116
Accrued interest	22	22
Other	205	193

	$1,002	$841

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

but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. We also have a lifetime medical payment limit of $1.5 million per plan participant. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits, excluding administrative expenses and before pre-funding, were approximately $85 million at January 30, 2010 and $81 million at January 31, 2009. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.

Long-term Liabilities

Other long-term liabilities consist of the following:

	Jan. 30, 2010	Jan. 31, 2009
	(In Millions)
Property-related liabilities	$311	$250
Unrecognized tax benefits, including accrued interest and penalties	114	115
Deferred compensation	35	29
Other	28	13

	$488	$407

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

Revenue Recognition

Revenue from the sale of merchandise at our stores is recognized at the time of sale, net of any returns. E-commerce sales are recorded based on estimated receipt of merchandise by the customer. Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

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

•     Net revenues from the Kohl’s credit card agreement with JPMorgan Chase

•     Freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities

•     Advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

•     Other administrative costs

The classification of these expenses varies across the retail industry.

Vendor Allowances

We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates and promotion and advertising support. The vendor consideration is recorded either as a reduction of inventory costs or Selling, General and Administrative (“SG&A”) expenses based on the application of Accounting Standards Codification (“ASC”) No. 605, Subtopic 50, “Customer Payments and Incentives.” Promotional and advertising allowances are intended to offset our advertising costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.

Advertising

Advertising costs, which include primarily television and radio broadcast, direct mail, and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	2009	2008	2007
	(In Millions)
Gross advertising costs	$988	$1,037	$981
Vendor allowances	142	147	142

Net advertising costs	$846	$890	$839

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Preopening Costs

Preopening expenses relate to the costs associated with new store openings, including advertising, hiring and training costs for new employees, processing and transporting initial merchandise and rent expense. Preopening costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based on differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for deferred tax assets when we believe it is more likely than not that the asset will not be realizable for tax purposes.

We recognize interest and penalty expense related to unrecognized tax benefits in our provision for income tax expense.

Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed to be issued upon exercise of stock options.

The information required to compute basic and diluted net income per share is as follows:

	2009	2008	2007
	(In Millions except per share data)
Numerator—net income	$991	$885	$1,084

Denominator—weighted average shares
Basic	305	306	318
Impact of dilutive employee stock options (a)	1	1	2

Diluted	306	307	320

Net income per share:
Basic	$3.25	$2.89	$3.41
Diluted	$3.23	$2.89	$3.39

(a)	Excludes 17 million options for 2009, 18 million options for 2008 and 9 million options for 2007 as the impact of such options was antidilutive.

Stock Options

Stock-based compensation expense, including stock options and nonvested stock awards, is recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Long-term Investments

As of January 30, 2010, the par value of our long-term investments was $380 million and the estimated fair value was $321 million. Our auction rate securities (“ARS”) portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. Approximately $224 million of our ARS (at fair value) are rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings.

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

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing our ARS. While the auction failures limit our ability to liquidate these investments, we do not believe these failures will have any significant impact on our ability to fund ongoing operations and growth initiatives.

We intend to hold these ARS until maturity or until we can liquidate them at par value. Based on our other sources of liquidity, we do not believe we will be required to sell them before recovery of par value. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Consolidated Balance Sheets at January 30, 2010 and January 31, 2009. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2056. The weighted-average maturity date is 2036. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Consolidated Balance Sheet.

ASC No. 820, “Fair Value Measurements and Disclosures,” requires fair value measurements be classified and disclosed in one of the following three categories:

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Long-term Investments (continued)

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

The following table presents a rollforward of our long-term ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

	2009	2008
	(In Millions)
Balance at beginning of year	$332	$—
Transfers into Level 3	—	424
Sales (at par)	(28)	(17)
Unrealized gains / (losses)	16	(75)

Balance at end of year	$320	$332

Unrealized gains / (losses) are reported net of deferred taxes of $6 million at January 30, 2010 and $29 million at January 31, 2009 as a component of Accumulated Other Comprehensive Gain (Loss) in the Consolidated Statement of Shareholders’ Equity.

3.	Debt

Long-term debt consists of the following:

Maturing	Rate	Jan. 30, 2010	Jan. 31, 2009
		($ in Millions)
Non-callable and unsecured senior debt:
2011	6.59%	$400	$400
2017	6.31%	650	650
2029	7.36%	200	200
2033	6.05%	300	300
2037	6.89%	350	350

Total senior debt	6.55%	1,900	1,900
Capital lease obligations		174	177
Unamortized debt discount		(6)	(7)
Less current portion		(16)	(17)

Long-term debt and capital leases		$2,052	$2,053

Based on quoted market prices (Level 1 per ASC No. 820, “Fair Value Measurements and Disclosures”), the estimated fair value of our senior debt was approximately $2.1 billion at January 30, 2010 and $1.6 billion at January 31, 2009.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; LIBOR plus a margin, depending on our long-term unsecured debt ratings; or the agent bank’s base rate. The $900 million revolving

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Debt (continued)

facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million. There were no draws on these facilities during 2009. Weighted-average borrowings under these facilities were $40 million during 2008.

Our debt agreements contain various covenants including limitations on additional indebtedness and certain financial tests. As of January 30, 2010, we were in compliance with all covenants of the debt agreements.

We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $37 million at January 30, 2010, issued under uncommitted lines with two banks.

Interest payments, net of amounts capitalized, were $133 million for 2009, $145 million for 2008 and $59 million for 2007.

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

Rent expense charged to operations was $498 million for 2009, $448 million for 2008 and $417 million for 2007. Rent expense includes contingent rents, which are based on sales, of $2 million for 2009, $3 million for 2008 and $4 million for 2007. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at our option, that generally range from two additional five-year periods to eight ten-year periods.

Assets held under capital leases are included in property and equipment and depreciated over the term of the lease. Assets under capital leases consist of the following:

	Jan. 30, 2010	Jan. 31, 2009
	(In Millions)
Buildings and improvements	$214	$209
Equipment	27	24
Less accumulated depreciation	(89)	(74)

	$152	$159

Depreciation expense related to capital leases totaled $21 million for 2009, $19 million for 2008 and $14 million for 2007.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Commitments (continued)

Future minimum lease payments at January 30, 2010, are as follows:

	Capital Leases	Operating Leases
	(In Millions)
Fiscal Year:
2010	$28	$479
2011	27	470
2012	24	461
2013	20	457
2014	18	460
Thereafter	160	8,711

	277	$11,038

Less amount representing interest	103

Present value of lease payments	$174

5.	Benefit Plans

We have an Employee Stock Ownership Plan (“ESOP”) for the benefit of our non-management associates. Contributions are made at the discretion of the Board of Directors. ESOP expenses totaled $17 million for 2009, $8 million for 2008 and $19 million for 2007. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

We also have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 25% of their base compensation, subject to certain statutory limits. Through 2009, we matched 100% of the first 3% of each participant’s contribution. We also make defined annual contributions for all qualifying associates based on a percentage of qualifying payroll earnings. Defined contribution plan expense, net of forfeitures, was $37 million for 2009, $30 million for 2008 and $25 million for 2007.

We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for 2009, 2008, and 2007 was immaterial.

6.	Income Taxes

Deferred income taxes consist of the following:

	Jan. 30, 2010	Jan. 31, 2009
	(In Millions)
Deferred tax liabilities:
Property and equipment	$653	$560
Deferred tax assets:
Merchandise inventories	36	38
Accrued and other liabilities, including stock options	190	166
Accrued step rent liability	100	81
Unrealized loss on auction rate securities	23	29

	349	314

	$304	$246

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes (continued)

The components of the provision for income taxes are as follows:

	2009	2008	2007
	(In Millions)
Current federal	$480	$411	$604
Current state	59	45	66
Deferred federal	53	76	(11)
Deferred state	5	8	(1)

	$597	$540	$658

Amounts paid for income taxes	$470	$471	$709

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2009	2008	2007
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	3.1	3.2
Tax-exempt interest income	(0.3)	(0.2)	(0.4)

Provision for income taxes	37.6%	37.9%	37.8%

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2003 through 2009 tax years. State returns subject to examination are generally for the 2003 through 2009 tax years. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2009	2008
	(In Millions)
Balance at beginning of year	$92	$81
Increases due to:
Tax positions taken in prior years	5	—
Tax positions taken in current year	20	16
Decreases due to:
Tax positions taken in prior years	(8)	(4)
Settlements with taxing authorities	(13)	(1)
Lapse of applicable statute of limitations	(7)	—

Balance at end of year	$89	$92

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $25 million at January 30, 2010 and $23 million at January 31, 2009. Interest and penalty expense was $4 million for 2009 and $6 million for 2008.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes (continued)

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $59 million as of January 30, 2010 and $60 million as of January 31, 2009.

It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

7.	Stock-Based Compensation

We currently grant share-based compensation pursuant to our 1997 Stock Option Plan for Outside Directors and our 2003 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers and key employees. Annual grants of stock options and nonvested stock are made in the first quarter of the subsequent fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year. We also have outstanding options which were granted to officers and key employees under our 1992 and 1994 Long-Term Compensation Plans.

The following table summarizes the number of options and nonvested stock authorized and available for grant as of January 30, 2010:

	1997 Plan	2003 Plan	Total
	(In Thousands)
Options and nonvested stock:
Authorized	400	31,000	31,400
Available for grant	105	14,632	14,737

Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

Stock options

The majority of stock options granted to employees prior to 2009 vest in four equal annual installments. Remaining stock options vest in five to seven equal annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to our Board of Directors and vest over the term to which the director was elected, generally one year. Options granted to employees after 2005 have a term of seven years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Options granted to directors have a term of 10 years.

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions:

	2009	2008	2007
Dividend yield	0%	0%	0%
Volatility	42.8%	36.6%	30.4%
Risk-free interest rate	1.8%	2.5%	4.7%
Expected life in years	5.4	5.3	5.2
Weighted average fair value at grant date	$17.68	$15.52	$26.33

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

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

The following table summarizes our stock option activity for 2009, 2008, and 2007:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	19,134	$53.01	17,313	$55.79	15,226	$49.21
Granted	3,034	42.88	3,568	41.93	5,079	72.29
Forfeited/expired	(1,047)	56.79	(1,612)	59.37	(852)	60.55
Exercised	(1,273)	39.83	(135)	40.87	(2,140)	46.21

Balance at end of year	19,848	$52.10	19,134	$53.01	17,313	$55.79

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $20 million in 2009, $1 million in 2008 and $58 million in 2007.

Additional information related to stock options outstanding and exercisable at January 30, 2010, segregated by exercise price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
In-the-money:
$ 17.00 – $ 35.50	2,515	3.4	$30.64	2,146	3.0	$30.95
$ 35.59 – $ 38.30	214	5.6	37.26	59	5.0	36.94
$ 38.34 – $ 41.63	2,514	6.2	41.58	29	5.8	39.77
$ 41.70 – $ 45.57	2,190	5.5	43.03	584	6.2	43.04
$ 45.58 – $ 50.37	2,484	8.6	48.13	1,892	9.2	47.90
Out-of-the-money:
$ 50.39 – $ 51.81	2,848	4.6	51.37	2,254	4.8	51.27
$ 51.83 – $ 66.25	2,679	5.7	60.16	2,000	5.8	60.95
$ 66.30 – $ 75.90	1,511	5.5	68.53	1,300	5.8	68.03
$ 75.95 – $ 77.62	2,893	4.0	75.98	1,493	3.9	75.98

	19,848	5.4	$52.10	11,757	5.4	$53.15

Intrinsic value (in thousands)	$96,173			$51,712

The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on January 30, 2010 ($50.37) over the exercise price multiplied by the applicable number of stock options.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

Nonvested stock awards

We have also awarded shares of nonvested common stock to eligible key employees. Substantially all awards have restriction periods tied primarily to employment and/or service. Beginning in March 2007, certain key employees were offered the option of receiving a portion of their annual award in nonvested stock. Nonvested stock awards vest over three to five years.

The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

The following table summarizes nonvested stock activity for 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	276	$54.39	150	$69.98	128	$51.17
Granted	715	43.04	187	44.86	116	75.95
Vested	(76)	57.13	(54)	64.48	(77)	50.00
Forfeited	(32)	42.51	(7)	54.90	(17)	60.22

Balance at end of year	883	$45.44	276	$54.39	150	$69.98

The aggregate fair value of awards at the time of vesting was $3 million in 2009, $2 million in 2008 and $4 million in 2007.

Other required disclosures

Stock-based compensation expense for both stock options and nonvested stock awards is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $64 million for 2009, $55 million for 2008 and $54 million for 2007.

Total unrecognized share-based compensation expense for all share-based payment plans was $118 million at January 30, 2010, of which approximately $54 million is expected to be recognized in 2010, $31 million in 2011, $17 million in 2012, $13 million in 2013 and $3 million in 2014. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

8.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our financial position or results of operations.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Quarterly Financial Information (Unaudited)

	2009
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
Net sales	$3,638	$3,806	$4,051	$5,682
Gross margin	$1,368	$1,520	$1,539	$2,070
Net income	$137	$229	$193	$431
Basic shares	305	305	305	306
Basic net income per share	$0.45	$0.76	$0.63	$1.41
Diluted shares	306	306	308	308
Diluted net income per share	$0.45	$0.75	$0.63	$1.40

	2008
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
Net sales	$3,624	$3,725	$3,804	$5,235
Gross margin	$1,335	$1,475	$1,423	$1,822
Net income	$153	$236	$160	$336
Basic shares	309	306	305	305
Basic net income per share	$0.50	$0.77	$0.53	$1.10
Diluted shares	309	307	305	305
Diluted net income per share	$0.49	$0.77	$0.52	$1.10

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