Form 10-Q
period 2010-05-01
KOHLS CORPORATION
filed 2010-06-04
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         May 1, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                                 No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 29, 2010 Common Stock, Par Value $0.01 per Share, 307,919,332 shares outstanding.

KOHL’S CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	May 1, 2010	January 30, 2010	May 2, 2009
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$2,388	$2,267	$856
Merchandise inventories	3,017	2,923	2,804
Deferred income taxes	91	73	74
Other	209	222	188

Total current assets	5,705	5,485	3,922

Property and equipment, net	7,109	7,018	7,001
Long-term investments	318	321	327
Favorable lease rights, net	201	204	198
Other assets	133	132	115

Total assets	$13,466	$13,160	$11,563

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,412	$1,188	$1,003
Accrued liabilities	895	1,002	777
Income taxes payable	113	184	82
Current portion of long-term debt and capital leases	318	16	17

Total current liabilities	2,738	2,390	1,879

Long-term debt and capital leases	1,754	2,052	2,056
Deferred income taxes	380	377	323
Other long-term liabilities	497	488	420

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,133	2,085	1,981
Treasury stock, at cost, 46 shares	(2,642)	(2,639)	(2,639)
Accumulated other comprehensive loss	(36)	(36)	(46)
Retained earnings	8,638	8,439	7,585

Total shareholders’ equity	8,097	7,853	6,885

Total liabilities and shareholders’ equity	$13,466	$13,160	$11,563

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended

	May 1, 2010	May 2, 2009

Net sales	$4,035	$3,638
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,498	2,270

Gross margin	1,537	1,368

Operating expenses:
Selling, general, and administrative	1,031	961
Depreciation and amortization	151	141
Preopening expenses	4	15

Operating income	351	251

Interest expense, net	31	32

Income before income taxes	320	219
Provision for income taxes	121	82

Net income	$199	$137

Net income per share:
Basic:
Basic	$0.65	$0.45
Average number of shares	307	305

Diluted:
Diluted	$0.64	$0.45
Average number of shares	309	306

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

					Accumulated Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total

Balance at January 30, 2010	353	$4	$2,085	$(2,639)	$(36)	$8,439	$7,853

Net income and other comprehensive income	-	-	-	-	-	199	199

Share-based compensation	-	-	15	-	-	-	15

Exercise of stock options and other	1	-	32	-	-	-	32

Net income tax impact from exercise of stock options	-	-	1	-	-	-	1

Treasury stock purchases	-	-	-	(3)	-	-	(3)

Balance at May 1, 2010	354	$4	$2,133	$(2,642)	$(36)	$8,638	$8,097

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Three Months (13 Weeks) Ended
	May 1, 2010	May 2, 2009

Operating activities
Net income	$199	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount and deferred financing fees	152	141
Share-based compensation	14	11
Excess tax benefits from share-based compensation	2	-
Deferred income taxes	(16)	4
Other non-cash revenues and expenses	8	24
Changes in operating assets and liabilities:
Merchandise inventories	(92)	(5)
Other current and long-term assets	12	21
Accounts payable	224	122
Accrued and other long-term liabilities	(146)	(36)
Income taxes	(70)	(25)

Net cash provided by operating activities	287	394

Investing activities
Acquisition of property and equipment and favorable lease rights	(191)	(186)
Sales of investments in auction rate securities	4	7
Other	(1)	2

Net cash used in investing activities	(188)	(177)

Financing activities
Treasury stock purchases	(3)	(1)
Capital lease payments	(5)	(4)
Proceeds from stock option exercises	32	1
Excess tax benefits from share-based compensation	(2)	-

Net cash provided by (used in) financing activities	22	(4)

Net increase in cash and cash equivalents	121	213
Cash and cash equivalents at beginning of period	2,267	643

Cash and cash equivalents at end of period	$2,388	$856

Supplemental information:
Interest paid, net of capitalized interest	$15	$17
Income taxes paid	207	103

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

We operate as a single business unit.

Certain reclassifications have been made to the Condensed Consolidated Balance Sheet as of May 2, 2009 and the Statement of Cash Flows for the three months ended May 2, 2009 to conform to the 2010 presentation.

2.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	May 1, 2010	January 30, 2010	May 2, 2009
	(Dollars in Millions)
Non-callable and unsecured senior debt:
March 2011	6.32%	$300	$300	$300
October 2011	7.41%	100	100	100
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.55%	1,900	1,900	1,900

Capital lease obligations		178	174	180
Unamortized debt discount		(6)	(6)	(7)
Less current portion		(318)	(16)	(17)

Long-term debt and capital leases		$1,754	$2,052	$2,056

Based on quoted market prices (Level 1 per ASC No. 820, “Fair Value Measurements and Disclosures”), the estimated fair value of our senior debt was approximately $2.1 billion at May 1, 2010.

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

In conjunction with the March 2010 annual grant, we implemented various changes to our share-based compensation practices. Share-based compensation is no longer granted to employees below our management board. All employees who remain eligible for share-based compensation may now elect to receive their annual equity awards in the form of stock options, nonvested stock awards, or a blend of stock options and nonvested stock awards. Finally, annual grants are now based on a fixed dollar value tied to the employee’s performance rating, which will eliminate the expense volatility caused by changes in our stock price.

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first quarter of the respective fiscal year based on the following assumptions:

	2010	2009
Volatility	33.6%	42.8%
Risk-free interest rate	2.5%	1.7%
Expected life in years	5.4	5.4
Dividend yield	0%	0%
Weighted-average fair value at grant date	$19.51	$16.98

The following table summarizes our stock option activity for the first quarters of 2010 and 2009:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	19,848	$52.10	19,134	$53.01
Granted	458	55.66	2,617	41.51
Forfeited/expired	(139)	54.06	(300)	56.70
Exercised	(872)	36.27	(26)	29.38

Balance at end of quarter	19,295	$52.89	21,425	$51.58

The following table summarizes our nonvested stock activity for the first quarters of 2010 and 2009:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	883	$45.44	276	$54.39
Granted	430	55.74	657	41.63
Vested	(179)	47.41	(58)	60.73

Balance at end of quarter	1,134	$49.03	875	$44.38

Total share-based compensation expense was $14 million for the three months ended May 1, 2010 and $11 million for the three months ended May 2, 2009.

Total unrecognized share-based compensation expense for all share-based payment plans was $131 million at May 1, 2010, of which approximately $46 million is expected to be recognized in the remainder of 2010, $36 million in 2011, $22 million in 2012, $18 million in 2013 and $9 million in 2014. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Long-Term Investments

Our long-term investments consist primarily of investments in auction rate securities (“ARS”), which are long-term debt instruments with interest rates reset through periodic short-term auctions. Our ARS portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. As of May 1, 2010, $189 million of our ARS (at fair value) were rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings. The remaining ARS investments have ratings equivalent to the Standard & Poor’s “AA” and “A” ratings.

We intend to hold our ARS until their fair value once again equals their par value and believe we have the ability to do so based on other sources of liquidity. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Condensed Consolidated Balance Sheets.

The fair value for our ARS is based on third-party pricing models and is classified as a Level 3 pricing category. The Level 3 pricing category includes financial instruments that are not actively traded on a market exchange and includes situations where there is little, if any, market activity for the financial instrument. Level 3 prices are determined using significant unobservable inputs or valuation techniques.

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

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3 per ASC No. 820, “Fair Value Measurements and Disclosures”):

	2010	2009
		(In Millions)
Balance at beginning of year	$320	$332
Sales (at par)	(4)	(7)
Unrealized gains	1	1

Balance at end of quarter	$317	$326

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	May 1, 2010	May 2, 2009
		(In Millions)
Numerator - net income	$199	$137

Denominator - weighted average shares:
Basic	307	305
Impact of dilutive employee stock options and non-vested stock (a)	2	1

Diluted	309	306

(a)	Excludes 8 million options for the three months ended May 1, 2010 and 19 million options for the three months ended May 2, 2009, as the impact of such options was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the first quarter of 2010” or “2010” are for the 13-week fiscal period ended May 1, 2010 and all references to “the first quarter of 2009” or “2009” are for the 13-week fiscal period ended May 2, 2009.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2009 Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2009 Annual Report on Form 10-K (particularly in “Risk Factors”).

Executive Summary

We believe that consumers were slightly more confident in their spending during the first quarter of 2010, but remain focused on value and ways to make their dollars go farther. We intend to be flexible in our sales and inventory planning and in our expense management in order to react to changes in consumer demand.

For the quarter, net sales increased 10.9% and comparable store sales increased 7.4% compared to the prior year quarter. All regions and all lines of business reported positive comparable store sales for the quarter. Our E-Commerce business also generated significant growth, achieving a 50 percent increase in sales for the quarter and contributing 110 basis points to our overall comparable store sales.

Gross margin as a percent of net sales for the quarter increased 48 basis points compared to the prior year quarter to 38.1%. Strong inventory management, as well as successful private and exclusive brand strategies, contributed to the margin strength. Selling, general and administrative expenses increased 7.3% compared to the prior year quarter, less than our increase in sales.

Net income increased 45% for the quarter to $199 million, or $0.64 per diluted share, compared to net income of $137 million and diluted earnings per share of $0.45 in the first quarter of last year.

Our strategic committees continue to focus on opportunities to drive our overall profitability. The mission of the Regional Assortment Committee is to accelerate sales growth by varying merchandise assortment, marketing and store presentation by region to reflect the lifestyle preferences and climate needs of our customers. Our focus on regional relevance resulted in significant increases in both transactions per store and comparable store sales in our hot and mild markets in the Southeast and West, where we have the strongest opportunity to gain market share. The mission of the In-Store Experience Committee is to consistently deliver an improved store experience that generates loyalty and grows market share. Our overall internal customer service scores continue to increase year over year and were up 4% for the first quarter.

As of May 1, 2010, we operated 1,067 stores in 49 states, including 9 stores which opened in the quarter ended May 1, 2010, compared to 1,022 stores as of May 2, 2009. Selling square footage totaled 79 million square feet at May 1, 2010 and 76 million square feet at May 2, 2009. We currently expect to open 21 additional stores in the second half of fiscal 2010.

We completed 17 remodels in March 2010 and plan to complete an additional 68 remodels during the remainder of the year, approximately two-thirds more than last year’s remodel total of 51. Remodels remain a critical part of our long-term strategy as we believe it is extremely important to maintain our existing store base, even in this difficult environment. Our current plans are to remodel each store every nine to ten years.

In April 2010, we announced the expansion of our exclusive ELLE-branded lifestyle collection into the home category with an ELLE Décor line of contemporary home furnishings. ELLE Décor will be available in approximately 350 stores and Kohls.com beginning in September 2010. The line will initially launch with home and home décor products, including decorative pillows, frames, candles and accent items.

We were pleased with the performance of our brands that were new to Spring 2010, especially the following current quarter and Fall 2009 launches:

•	LC Lauren Conrad, our exclusive partnership with Lauren Conrad
•	Mudd in juniors and girls
•	Helix, our newest private brand, in young men’s

During 2010, we are making significant capital investments to support our growth:

•

In the second quarter, we plan to open a second E-fulfillment center in southern California to support the significant growth in our E-Commerce business. We expect this center to be fully operational in time for the 2010 Holiday season.

•	We also plan to open a third customer operations center in Texas in July 2010. This center will serve Kohl’s charge and Kohls.com customers.

•	By the Back to School season, we expect all stores to have kiosks where customers can order items which were not available in the store and have them shipped to their home at no cost.

•

This Fall, we expect to test new electronic signs in 100 of our stores. Although it will be a significant capital investment, we expect a good return on this investment through elimination of ad set payroll hours, signage errors and paper signs, which supports our desire to be a leader in “Green” initiatives. Assuming success in our pilot, we would expect to have electronic signs in all stores by the 2011 Holiday season.

Our current expectations for the second quarter of 2010 compared to the comparable prior year quarter are as follows:

•	Total sales increase of 5% to 7%
•	Comparable store sales increase of 2% to 4%
•	Gross margin increase of 20 to 40 basis points
•	SG&A dollars to increase 10% to 11%
•	Earnings per diluted share of $0.70 to $0.75

Our current expectations for fiscal 2010 compared to fiscal 2009 are as follows:

•	Total sales increase of 6.5% to 8%
•	Comparable store sales increase of 3.5% to 5%
•	Gross margin increase of 20 to 40 basis points
•	SG&A dollars to increase 6% to 7%
•	Earnings per diluted share of $3.57 to $3.75

This guidance does not reflect any additional share repurchases in fiscal 2010.

Results of Operations

Net Sales

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Net sales	$4,035	$3,638	$397	10.9%

New stores contributed $132 million in net sales over the prior year quarter. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, increased $265 million compared to the first quarter of last year.

Drivers of the changes in comparable stores sales were as follows:

	2010	2009
Selling price per unit	(1.8)%	5.8%
Units per transaction	0.4	(7.4)

Average transaction value	(1.4)	(1.6)
Number of transactions	8.8	(2.6)

Comparable store sales	7.4%	(4.2)%

Stores	6.3%	(4.9)%
E-Commerce	50.2	33.6

Total Kohl’s	7.4%	(4.2)%

All lines of business reported positive comparable store sales for the quarter. Footwear and Home both achieved double-digit comparable store sales increases. Footwear had broad-based strength led by athletic shoes. All areas of Home achieved positive comparable store sales, led by seasonal, electrics, and bedding.

The remaining businesses achieved comparable store sales increases between five and seven percent with Women’s being the strongest overall. Areas of strength within Women’s were special sizes and both updated and classic sportswear, which all posted double-digit comparable store sales increases. Men’s was strongest in basics, tailored clothing, and young men’s. Accessories was strongest in fashion jewelry, watches and sterling silver jewelry. Children’s best performing categories were small sizes and toys.

From a regional perspective, the Southeast and West regions both performed better than the company average. The remaining regions had comparable store sales increases in the mid-single digit range.

Private and exclusive brands as a percentage of total sales increased 268 basis points for the quarter to 47.2% of sales. Croft & Barrow, Sonoma and Apt. 9, our three largest private brands, as well as Jumping Beans achieved strong double-digit comparable store sales increases for the quarter. Strong exclusive brand performers for the quarter included Dana Buchman, ELLE, Fila Sport, Food Network and Simply Vera Vera Wang. All of these exclusive brands achieved positive comparable store sales of 20 percent or more.

E-Commerce revenues increased approximately 50% to $132 million for the quarter. The sales growth is primarily the result of increased customer traffic on the web site, increased style and size selections offered on-line compared with our in-store selection, and the expansion of product categories not available in our stores.

Gross Margin

	2010	2009	$	%
	(Dollars in Millions)
Gross margin	$1,537	$1,368	$169	12.4%
Gross margin as a percent of net sales	38.1%	37.6%

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

Gross margin as a percent of net sales was 38.1% for 2010, an increase of 48 basis points compared to 37.6% for 2009. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength. We continue to focus on receiving merchandise in season as needed through our cycle time reduction initiatives. This strategy reduces our seasonal merchandise clearance inventories. Sales of private and exclusive brands reached 47.2% of net sales for the quarter, an increase of 268 basis points over the comparable prior year period. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin percentage.

Operating Expenses

			Increase
	2010	2009	$	%
	(Dollars in Millions)
S,G&A	$1,031	$961	$70	7.3%
S,G&A as a percent of net sales	25.5%	26.4%

Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores, and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from the Kohl’s credit card program; and other administrative costs. We do not include depreciation and amortization and preopening expenses in SG&A. The classification of these expenses varies across the retail industry.

SG&A for 2010 increased $70 million, or 7.3%, over 2009. Store payroll, advertising, and corporate expenses as a percentage of net sales decreased, or “leveraged” for the quarter. Distribution centers did not leverage due to initial expenses related to the purchase of our 2nd E-Commerce fulfillment center. IT expenses did not leverage for the quarter due to our increased E-Commerce investment.

In connection with the April 2006 sale of our proprietary credit card accounts to JPMorgan Chase & Co. (“JPMorgan Chase”), we entered into a service and revenue-sharing agreement. Pursuant to this agreement, JPMorgan Chase issues Kohl’s branded private label credit cards to new and existing Kohl’s customers. Since we do not own the receivables, the receivables and the related allowance for bad debt reserve are not reported on our balance sheets. Risk-management decisions are jointly managed by JPMorgan Chase and us. We handle all customer service functions and are responsible for all advertising and marketing related to credit card customers and the majority of the associated expenses. Net revenues of the program are shared with JPMorgan Chase according to a fixed percentage and are settled monthly. Net revenues include finance charge and late fee revenues, less write-offs of uncollectible accounts and other expenses. Net revenues from the credit card program decreased in 2010 due to costs incurred to prepare the portfolio for additional legislative changes effective in the first quarter of 2010 as well as a reduction in late fee revenue.

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Depreciation and amortization	$151	$141	$10	7.1%

The increase in depreciation and amortization for the quarter is primarily attributable to the addition of new stores and remodels.

			Decrease
	2010	2009	$	%
	(Dollars in Millions)
Preopening expenses	$4	$15	$(11)	(73.3) %
Number of stores opened	9	19

Preopening expenses decreased due to fewer new store openings this quarter.

Operating Income

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Operating income	$351	$251	$100	39.8%
Operating income as a percent of net sales	8.7%	6.9%

As a result of the above factors, operating income as a percent of net sales increased 179 basis points to 8.7% for 2010, compared to 6.9% for 2009.

Interest Expense, Net

			Decrease
	2010	2009	$	%
	(Dollars in Millions)
Interest expense, net	$31	$32	$(1)	(3.1) %

Net interest expense of $31 million was comparable to last year as interest income from higher average investments was more than offset by lower interest rates.

Provision for Income Taxes

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Provision for income taxes	$121	$82	$39	47.6%

Our effective tax rate was 37.8% for 2010 and 37.5% for 2009.

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

As of May 1, 2010, we had cash and cash equivalents of $2.4 billion. In the first quarter of 2006, we sold our proprietary credit card accounts and entered into a service and revenue-sharing agreement with JPMorgan Chase. This agreement will expire in April 2011. We are currently exploring various options related to the Kohl’s credit card, including entering into a new agreement with an alternative partner. We expect to reach a decision by Fall 2010. This timing could be impacted by the timing of the issuance of the final CARD Act regulation. We currently believe that we will be able to negotiate a new contract with a financial institution that would be similar in nature to our existing arrangement. If, however, we are unable to do so, we may repurchase the receivables from JPMorgan Chase. We would expect to use a combination of cash on hand, funds from operations and/or proceeds from the issuance of debt and/or stock to fund the repurchase of the receivables. If we do not repurchase the receivables, we will consider other potential uses for our cash equivalent balances after finalizing a new agreement.

			Increase (Decrease) in Cash
	2010	2009	$	%
	(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$287	$394	$(107)	(27.2) %
Investing activities	(188)	(177)	(11)	(6.2)
Financing activities	22	(4)	26	100+

Operating Activities. Despite the increase in net income, cash provided by operations in 2010 was $287 million, 27% lower than the prior year. The decrease is primarily a result of making higher incentive compensation payments in 2010.

Merchandise inventories per store were $2.8 million at May 1, 2010, up three percent from $2.7 million at May 2, 2009. Our inventory levels reflect continued strong inventory management.

Accounts payable as a percent of inventory was 46.8% at May 1, 2010, compared to 35.8% at May 2, 2009, reflecting the positive results of inventory management and vendor finance initiatives. Our cycle time process improvements on fashion categories and a focus on replenishment of basics have allowed us to consistently receive inventory based on sales volume and to improve our inventory management by merchandise area and store location. With the cooperation of our vendor partners, we have been able to reduce our lead time by accelerating inventory receipts to support our recent sales growth. Extended payment terms have also contributed to an increase in our accounts payable balance. We have rolled out a receivable financing program whereby a financial institution provides our vendors with financing, at a rate which is below what the vendors could normally obtain on their own. We offer this program to vendors in exchange for extended payment terms.

Investing Activities. The $11 million increase in net cash used in investing activities is primarily attributable to a $5 million increase in capital expenditures. Capital expenditures include costs for new store openings, store remodels, distribution center openings and other base capital needs.

As of May 1, 2010, we had investments in auction rate securities (“ARS”) with a par value of $375 million and an estimated fair value of $317 million. To date, all ARS sales and calls have been at par and we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While the auction failures, which began in February 2008, limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

Financing Activities. Financing activities generated cash of $22 million in 2010 and used cash of $4 million 2009. The increase is primarily due to increased stock option exercises in 2010.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million. There were no draws on these facilities during 2010 and 2009.

We have no debt maturing until 2011. We expect to use cash and cash equivalents on hand and funds from operations to repay both the $300 million of long-term debt which is due in March 2011 and the $100 million of long-term debt which is due in October 2011. Alternatively, if economic conditions and financing terms are favorable, we may choose to refinance the $400 million in 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	May 1, 2010	January 30, 2010	May 2, 2009
Working capital (In Millions)	$2,967	$3,095	$2,043
Current ratio	2.08:1	2.29:1	2.09:1
Debt/capitalization	20.4%	20.8%	23.1%

The increase in working capital as of May 1, 2010 compared to May 2, 2009 was primarily due to higher cash and cash equivalents, partially offset by the reclassification of $300 million of long-term debt due in March 2011 to current liabilities. The improvement in the debt/capitalization ratio as of May 1, 2010 compared to May 2, 2009 reflects higher capitalization, primarily due to earnings.

Debt Covenant Compliance. As of May 1, 2010, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2010.

		(Dollars in Millions)
	Total Debt per Balance Sheet	$ 2,072
	Other Debt	-

	Subtotal	2,072
	Rent x 8	4,017

A	Included Indebtedness	$ 6,089

	Net Worth	$8,097
	Investments (accounted for under equity method)	-

	Subtotal	8,097
	Included Indebtedness	6,089

B	Capitalization	$14,186

	Leverage Ratio (A/B)	0.43
	Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $96 million in 2010 compared to $208 million in 2009. The decrease in free cash flow is primarily a result of making higher incentive compensation payments in 2010. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2010	2009
	(In Millions)
Net cash provided by operating activities	$287	$394
Acquisition of property and equipment and favorable lease rights	(191)	(186)

Free cash flow	$96	$208

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 1, 2010. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended January 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our Annual Report on Form 10-K for the year ended January 30, 2010.

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

In March 2010, significant changes to healthcare legislation were passed. As a sponsor of healthcare for our employees, we are prepared to adhere to the most immediate changes which include features such as providing coverage to dependent children until age 26 and elimination of lifetime maximums; both of which will become effective January 1, 2011. The most significant changes that impact our healthcare plans are not scheduled to take effect until 2014. We are reviewing each element of the legislation and assessing the requirements along with the implication to Kohl’s and to our employees. The complexity of the legislation requires some time for us to develop a full understanding of the specifics of the overall legislation and what impact these changes will have on our healthcare plans in the future.

There have been no other significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 30, 2010.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 19, 2010, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended May 1, 2010, which were not registered under the Securities Act.

In September 2007, our board of Directors authorized a $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. As a result of the current economic environment, we have not purchased any shares pursuant to this program since July 2008. The program does not have a specified termination date.

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended May 1, 2010:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
Jan. 31 – Feb. 27, 2010	4,269	$50.93	-	$ 1,866
Feb. 28 – Apr. 3, 2010	59,362	55.77	-	1,866
Apr. 4 – May 1, 2010	20	56.90	-	1,866

Total	63,651	$55.45	-	$ 1,866

Item 6.	Exhibits

10.1	Form of Executive Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan.*

10.2	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan.*

10.3	Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan.*

10.4	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 4, 2010	/s/ Wesley S. McDonald
Wesley S. McDonald Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)