Form 10-Q
period 2010-07-31
KOHLS CORPORATION
filed 2010-09-03
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 2010

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

Large accelerated filer	X	Accelerated filer	____	Non-accelerated filer	____	Smaller reporting company	____
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes                         No        X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 28, 2010 Common Stock, Par Value $0.01 per Share, 307,991,404 shares outstanding.

KOHL’S CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	July 31, 2010	January 30, 2010	August 1, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,518	$2,267	$1,310
Merchandise inventories	2,930	2,923	2,724
Deferred income taxes	95	73	72
Other	227	222	201

Total current assets	5,770	5,485	4,307

Property and equipment, net	7,310	7,018	7,142
Long-term investments	298	321	326
Favorable lease rights, net	198	204	196
Other assets	130	132	115

Total assets	$13,706	$13,160	$12,086

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,345	$1,188	$1,153
Accrued liabilities	994	1,002	900
Income taxes payable	35	184	59
Current portion of long-term debt and capital leases	319	16	16

Total current liabilities	2,693	2,390	2,128

Long-term debt and capital leases	1,766	2,052	2,053
Deferred income taxes	365	377	333
Other long-term liabilities	505	488	436

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,155	2,085	2,000
Treasury stock, at cost, 46 shares	(2,642)	(2,639)	(2,639)
Accumulated other comprehensive loss	(38)	(36)	(45)
Retained earnings	8,898	8,439	7,816

Total shareholders’ equity	8,377	7,853	7,136

Total liabilities and shareholders’ equity	$13,706	$13,160	$12,086

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$4,100	$3,806	$8,135	$7,445
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,449	2,286	4,948	4,556

Gross margin	1,651	1,520	3,187	2,889

Operating expenses:
Selling, general, and administrative	1,047	966	2,077	1,927
Depreciation and amortization	153	144	304	285
Preopening expenses	2	11	6	26

Operating income	449	399	800	651

Interest expense, net	31	31	62	62

Income before income taxes	418	368	738	589
Provision for income taxes	158	139	279	221

Net income	$260	$229	$459	$368

Net income per share:
Basic:
Basic	$0.84	$0.76	$1.49	$1.21
Average number of shares	307	305	307	305
Diluted:
Diluted	$0.84	$0.75	$1.48	$1.20
Average number of shares	308	306	308	306

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

	Common Stock		Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total

Balance at January 30, 2010	353	$4	$2,085	$(2,639)	$(36)	$8,439	$7,853

Net income	-	-	-	-	-	459	459

Other comprehensive loss:
Unrealized loss on investments	-	-	-	-	(2)	-	(2)

Total comprehensive income							457

Stock options and awards	1	-	70	-	-	-	70

Treasury stock purchases	-	-	-	(3)	-	-	(3)

Balance at July 31, 2010	354	$4	$2,155	$(2,642)	$(38)	$8,898	$8,377

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months (26 Weeks) Ended
	July 31, 2010	August 1, 2009
Operating activities
Net income	$459	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discount and deferred financing fees	305	285
Share-based compensation	32	27
Excess tax benefits from share-based compensation	2	-
Deferred income taxes	(33)	15
Other non-cash revenues and expenses	19	36
Changes in operating assets and liabilities:
Merchandise inventories	(5)	77
Other current and long-term assets	(6)	9
Accounts payable	158	272
Accrued and other long-term liabilities	(154)	(38)
Income taxes	(149)	(50)

Net cash provided by operating activities	628	1,001

Investing activities
Acquisition of property and equipment and favorable lease rights	(421)	(336)
Sales of investments in auction rate securities	20	8
Other	2	(1)

Net cash used in investing activities	(399)	(329)

Financing activities
Treasury stock purchases	(3)	(1)
Capital lease payments	(9)	(8)
Proceeds from stock option exercises	36	4
Excess tax benefits from share-based compensation	(2)	-

Net cash provided by (used in) financing activities	22	(5)

Net increase in cash and cash equivalents	251	667
Cash and cash equivalents at beginning of period	2,267	643

Cash and cash equivalents at end of period	$2,518	$1,310

Supplemental information:
Interest paid, net of capitalized interest	$66	$67
Income taxes paid	462	260

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

We operate as a single business unit.

2.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	July 31, 2010	January 30, 2010	August 1, 2009
	(Dollars in Millions)
Non-callable and unsecured senior debt:
March 2011	6.32%	$ 300	$300	$ 300
October 2011	7.41%	100	100	100
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.55%	1,900	1,900	1,900
Capital lease obligations		191	174	176
Unamortized debt discount		(6)	(6)	(7)
Less current portion		(319)	(16)	(16)

Long-term debt and capital leases		$ 1,766	$ 2,052	$ 2,053

Based on quoted market prices (Level 1 per ASC No. 820, “Fair Value Measurements and Disclosures”), the estimated fair value of our senior debt was approximately $2.1 billion at July 31, 2010.

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In conjunction with the March 2010 annual grant, we implemented various changes to our share-based compensation practices. Share-based compensation is no longer granted to employees below our management board. All employees who remain eligible for share-based compensation may now elect to receive their annual equity awards in the form of stock options, nonvested stock awards, or a blend of stock options and nonvested stock awards. Finally, annual grants are now based on a fixed dollar value tied to the employee’s performance rating, which is intended to eliminate the expense volatility caused by changes in our stock price.

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first six months of the respective fiscal year based on the following assumptions:

	2010	2009
Volatility	33.5%	42.8%
Risk-free interest rate	2.5%	1.8%
Expected life in years	5.5	5.4
Dividend yield	0%	0%
Weighted-average fair value at grant date	$19.41	$17.12

The following table summarizes our stock option activity for the first six months of 2010 and 2009:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	19,848	$ 52.10	19,134	$ 53.01
Granted	546	54.97	2,785	41.65
Exercised	(969)	37.20	(92)	38.15
Forfeited/expired	(334)	55.57	(521)	56.49

Balance at end of quarter	19,091	$ 52.88	21,306	$ 51.50

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes our nonvested stock activity for the first six months of 2010 and 2009:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	883	$ 45.44	276	$ 54.39
Granted	462	55.45	661	41.63
Vested	(195)	47.38	(60)	60.64
Forfeited	(20)	46.47	-	-

Balance at end of quarter	1,130	$ 49.17	877	$ 44.35

Total share-based compensation expense was $17 million for the three months ended July 31, 2010 and $16 million for the three months ended August 1, 2009. Total share-based compensation expense was $32 million for the six months ended July 31, 2010 and $27 million for the six months ended August 1, 2009.

Total unrecognized share-based compensation expense for all share-based payment plans was $118 million at July 31, 2010, of which approximately $31 million is expected to be recognized in the remainder of 2010, $37 million in 2011, $22 million in 2012, $18 million in 2013, $9 million in 2014 and $1 million in 2015. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

4.	Long-Term Investments

As of July 31, 2010, the par value of our long-term investments was $360 million and the estimated fair value was $298 million. Our long-term investments consist primarily of investments in auction rate securities (“ARS”), which are long-term debt instruments with interest rates which originally reset through periodic short-term auctions. Since February 2008, these auctions have been unsuccessful and, therefore, the interest rate is determined by the terms of the debt security and current short-term market interest rates. Our ARS portfolio consists entirely of insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. As of July 31, 2010, $158 million of our ARS (at fair value) were rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings.

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

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3 per ASC No. 820, “Fair Value Measurements and Disclosures”):

	2010	2009
	(In Millions)
Balance at beginning of year	$320	$332
Sales	(20)	(8)
Unrealized gains (losses)	(3)	1

Balance at end of quarter	$297	$325

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(In Millions)
Numerator - Net income	$ 260	$ 229	$ 459	$ 368
Denominator - Weighted average shares:
Basic	307	305	307	305
Impact of dilutive employee stock options (a)	1	1	1	1

Diluted	308	306	308	306

(a)

Excludes 12 million options for the three months ended July 31, 2010, 11 million options for the six months ended July 31, 2010, 18 million options for the three months ended August 1, 2009 and 19 million options for the six months ended August 1, 2009 as the impact of such options was antidilutive.

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Subsequent Events

On August 11, 2010, we entered into a strategic alliance with Capital One, National Association (“Capital One”) related to our private label credit card operations. As part of this alliance, we entered into a Private Label Credit Card Program Agreement (the “Program Agreement”) with Capital One.

Pursuant to the Program Agreement, Capital One will offer private label credit cards to new and existing customers of Kohl’s (the “Program”). We will continue to handle all customer service functions and will continue to be responsible for all advertising and marketing related to our credit card customers. The Program will operate in the same manner as it currently operates under our existing program agreement with Chase Bank USA, National Association (“Chase”). The effects of the transaction will be largely transparent to Kohl’s customers.

Kohl’s and Capital One will share in the net risk-adjusted revenue of the portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue. Management believes that increases in funding costs will be largely offset by increases in finance charge revenues.

The initial term of the Program Agreement is seven years, which becomes effective and commences upon Capital One’s acquisition from Chase of all right, title and interest in approximately 20 million proprietary Kohl’s credit card accounts and the outstanding balances associated with these accounts. We or our nominee will have the option to purchase the credit card accounts and all other Program assets from Capital One upon the expiration or earlier termination of the Program Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” are for the 13-week fiscal periods ended July 31, 2010 and August 1, 2009 and all references to “year to date” are for the 26-week fiscal periods ended July 31, 2010 and August 1, 2009.

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

Executive Summary

We believe that consumers were slightly more confident in their spending during the second quarter of 2010, but remain focused on value and ways to make their dollars go farther. We intend to continue to be flexible in our sales and inventory planning and in our expense management in order to react to changes in consumer demand.

Total sales increased 7.7% for the quarter and 9.3% for the six months ended July 31, 2010. Comparable store sales increased 4.6% for the quarter and 5.9% year to date. An increase in the number of transactions was the primary driver of the increase in comparable store sales in both periods. E-Commerce sales increased approximately 50% and contributed approximately 100 basis points to our comparable store sales in both the quarter and year-to-date period.

Gross margin as a percent of net sales increased 31 basis points in the quarter and 38 basis points year to date. Strong inventory management, as well as successful private and exclusive brand strategies, contributed to the margin strength.

Selling, general and administrative expenses increased eight percent compared to the prior year quarter and year-to-date period due in part to investments in technology and infrastructure in our E-Commerce business.

Net income increased 13% for the quarter to $260 million, or $0.84 per diluted share, compared to net income of $229 million and diluted earnings per share of $0.75 in the second quarter of last year. Year to date, net income increased 25% to $459 million or $1.48 per diluted share, compared to net income of $368 million and diluted earnings per share of $1.20 last year.

In June, we announced the signing of a multi-year service agreement and partnership with Aldo, International, who will design and produce exclusive footwear products to be sold at Kohl’s and Kohls.com under select private and exclusive brands. As part of the agreement, Aldo will be responsible for the design and production and will have a dedicated design team on the business. Kohl’s will collaborate on the design process. The line is expected to launch in spring 2011.

Our strategic committees continue to focus on opportunities to drive our overall profitability. The mission of the Regional Assortment Committee is to accelerate sales growth by varying merchandise assortment, marketing and store presentation by region to reflect the lifestyle preferences and climate needs of our customers. Our focus on regional relevance resulted in year-to-date increases in both transactions per store and comparable store sales in our hot and mild markets in the Southeast and West, where we have the strongest opportunity to gain market share. The mission of the In-Store Experience Committee is to consistently deliver an improved store experience that generates loyalty and grows market share. Our overall internal customer service scores continue to increase year over year and were up 4% for the first six months of 2010.

As of July 31, 2010, we operated 1,067 stores in 49 states, compared to 1,022 stores as of August 1, 2009. Selling square footage totaled 79 million square feet at July 31, 2010 and 76 million square feet at August 1, 2009. We currently expect to open 21 additional stores in the second half of fiscal 2010. We also plan to re-open a store in Virginia which has been closed for a complete re-build since January 2010.

We completed 85 remodels this year; approximately two-thirds more than last year’s remodel total of 51. Remodels remain a critical part of our long-term strategy and we believe it is extremely important to maintain our existing store base, even in this difficult environment.

During 2010, we are making significant capital investments to support our growth:

•

In the second quarter, we opened a second E-fulfillment center in southern California to support the significant growth in our E-Commerce business. We expect this center to be fully operational in time for the 2010 Holiday season.

•	We also opened a third customer operations center in July 2010. This center, which is located in Texas, will serve Kohl’s charge and Kohls.com customers.

•	The in-store kiosk was effectively rolled-out to all stores in August. The kiosks allow customers to order items which were not available in the store and have them shipped to their home at no cost.

•

This Fall, we expect to test new electronic signs in up to 100 of our stores. Although it will be a significant capital investment, we expect a good return on this investment through elimination of ad set payroll hours, signage errors and paper signs, which supports our desire to be a leader in “Green” initiatives. Assuming a successful pilot, we would expect to continue the roll-out of electronic signs to all stores in 2011.

Our current expectations for the third and fourth quarters of fiscal 2010 compared to the comparable prior year quarters are as follows:

		Third Quarter		Fourth Quarter
Total sales	Increase	4.5% - 6.5%		4.5% - 6.5%
Comparable store sales	Increase	2% - 4%		2% - 4%
Gross margin as a percent of sales	Increase	20 - 40	bp	20 - 40	bp
SG&A	Increase	10% - 11%		3% - 4%
Earnings per diluted share		$0.57 - $0.63		$1.51 - $1.59

Based on these assumptions, we expect diluted earnings per share of $3.57 to $3.70 for fiscal 2010. This guidance does not reflect any additional share repurchases in fiscal 2010.

Results of Operations

Net Sales

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Quarter	$ 4,100	$ 3,806	$ 294	7.7%
Year to date	8,135	7,445	690	9.3

New stores contributed $119 million in net sales over the prior year quarter and $255 million over the prior year-to-date period. Comparable store sales for the quarter, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, increased $175 million, or 4.6%, compared to the second quarter of last year and $435 million, or 5.9%, compared to the six months ended August 1, 2009.

Drivers of the changes in comparable stores sales were as follows:

	Quarter	Year to Date
Selling price per unit	(1.7) %	(1.7) %
Units per transaction	(2.0)	(0.9)

Average transaction value	(3.7)	(2.6)
Number of transactions	8.3	8.5

Comparable store sales	4.6%	5.9%

Stores	3.6%	4.9%
E-Commerce	49.4	49.8

Total Kohl’s	4.6%	5.9%

From a line of business perspective, Footwear reported the strongest comparable store sales for both the quarter and year-to-date periods with low double-digit comparable store sales increases. Men’s also outperformed the company average in both periods with strength in casual sportswear and basics. Home, Women’s and Accessories all reported low to mid single-digit comparable store sales increases in both the quarter and year to date. The Children’s business underperformed the company, posting a negative low single-digit comparable store sales decrease for the quarter and a low single-digit comparable store sales increase year to date.

The Southeast region continued its first quarter trends and, again, reported the strongest comparable store sales for the second quarter. The Northeast also outperformed the company for the quarter. The Midwest, South Central, MidAtlantic and West regions posted positive comparable store sales for the quarter, but underperformed the company average. Year to date, the Southeast region was the strongest performer with high single-digit comparable store sales increases. All other regions posted mid single-digit comparable store sales increases.

Private and exclusive brands as a percentage of total sales increased approximately 300 basis points for the quarter to 49.1% of sales. Our three largest private brands - Apt. 9, Croft & Barrow and Sonoma - combined for a 20% increase in sales. Jumping Beans sales increased almost twice this amount. Strong exclusive brand performers for the quarter included ELLE, FILA Sport, Food Network, and Simply Vera Vera Wang, which all achieved sales increases of 30 percent or more.

E-Commerce sales increased approximately 50% in both periods to $126 million for the quarter and $253 million year to date. The sales growth is primarily the result of increased customer traffic to the web site, increased style and size selections offered on-line compared with our in-store selection, and the expansion of product categories not available in our stores.

Gross Margin

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Quarter	$ 1,651	$ 1,520	$ 131	9%
Year to date	3,187	2,889	298	10

Gross margin as a percent of sales
Quarter	40.3%	40.0%
Year to date	39.2	38.8

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

Gross margin as a percent of net sales was 40.3% for the second quarter of 2010, an increase of 31 basis points compared to 40.0% for the second quarter of 2009. For the year-to-date period, gross margin as a percent of sales was 39.2% in 2010 compared to 38.8% in 2009. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength. Total inventory increased eight percent compared to the prior year, but inventory per store increased three percent, less than our comparable store sales increase. At the end of the second quarter, clearance inventory was slightly higher than last year, but constitutes less than five percent of our total units on hand. Sales of private and exclusive brands reached 49.1% of net sales for the quarter, an increase of more than 300 basis points over the prior year quarter. Year to date, private and exclusive brand sales were 48.2% of net sales, an increase of 284 basis points over last year. Additionally, our ongoing markdown and size optimization initiatives continue to develop and have favorable impacts on our gross margin percentage.

Operating Expenses

			Increase
	2010	2009	$	%
SG&A	(Dollars in Millions)
Quarter	$ 1,047	$ 966	$ 81	8%
Year to date	2,077	1,927	150	8

S,G&A as a percent of net sales
Quarter	25.5%	25.4%
Year to date	25.5	25.9

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

SG&A increased eight percent in both the quarter and year-to-date periods. SG&A as a percentage of net sales increased, or “deleveraged” for the quarter, primarily due to investments in technology and infrastructure related to our E-Commerce business, but decreased, or “leveraged,” year to date. Store payroll and advertising expenses leveraged in both the quarter and year to date. Credit expenses did not leverage in either period due to reductions in late fee revenue. Costs associated with legislative changes effective in the first quarter of 2010 also had a negative impact on credit expenses for the year-to-date period.

			Increase
	2010	2009	$	%
Depreciation and amortization	(Dollars in Millions)
Quarter	$ 153	$ 144	$ 9	6%
Year to date	304	285	19	7

The increases in depreciation and amortization are primarily attributable to the addition of new stores and remodels.

			Decrease
	2010	2009	$	%
Preopening	(Dollars in Millions)
Quarter	$ 2	$ 11	$ (9)	(82) %
Year to date	6	26	(20)	(77)

Preopening expenses decreased due to fewer new store openings during the six months ended July 31, 2010 as compared to August 1, 2009. We plan to open 30 new stores in fiscal 2010, compared to 56 in fiscal 2009. Additionally, most of the stores opened in September 2009 were ground leased stores which had higher rental expenses.

Operating Income

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Quarter	$ 449	$ 399	$ 50	13%
Year to date	800	651	149	23

Operating income as a percent of sales
Quarter	10.9%	10.5%
Year to date	9.8	8.7

As a result of the above factors, operating income as a percent of net sales increased 44 basis points to 10.9% of net sales for the three months ended July 31, 2010, compared to 10.5% of net sales for the three months ended August 1, 2009. For the year-to-date period, operating income as a percent of net sales increased 116 basis points to 9.8% of net sales for 2010 compared to 8.7% of net sales for 2009.

Interest Expense, Net

			Change
	2010	2009	$	%
	(Dollars in Millions)
Quarter	$ 31	$ 31	$ -	- %
Year to date	62	62	-	-

Net interest expense in both the quarter and year-to-date periods was comparable to the prior year periods as interest income from higher average investments was more than offset by lower interest rates.

Provision for Income Taxes

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Quarter	$ 158	$ 139	$ 19	14%
Year to date	279	221	58	26

Our effective tax rate was 37.9% for both the three and six months ended July 31, 2010 compared to 37.6% for both the three and six months ended August 1, 2009.

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

We are, however, beginning to experience inflation in our merchandise and transportation costs. We do not expect such costs to be significant in the third and fourth quarters of 2010, but we do expect to see low to mid single-digit increases in the first six months of 2011. In our private and exclusive brands, where we have more control over the production and manufacture of the merchandise, we have historically been able to minimize inflationary pressures through measures such as committing earlier for fabric and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors, as possible, to minimize the impact of inflation on our merchandise costs and our selling prices.

Financial Condition and Liquidity

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our primary source of funds for our business activities are cash flow from operations, short-term trade credit and our lines of credit.

As of July 31, 2010, we had cash and cash equivalents of $2.5 billion. As discussed in Footnote 7, “Subsequent Events,” on August 11, 2010, we entered into a strategic alliance with Capital One, National Association (“Capital One”) related to our proprietary credit card accounts. Once the receivables from our credit card accounts are transitioned to Capital One, we will consider various capital planning options, which could include the resumption of share repurchases, the initiation of a dividend, or both.

			Increase (Decrease) in Cash
	2010	2009	$	%
	(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$ 628	$ 1,001	$ (373)	(37) %
Investing activities	(399)	(329)	(70)	(21)
Financing activities	22	(5)	27	100+

Operating Activities. Despite the increase in net income, cash provided by operations in 2010 was $628 million, 37% lower than the prior year. The decrease is primarily a result of higher incentive compensation payments in the first quarter of 2010, inventory reductions in 2009 and slower accounts payable growth in 2010.

Merchandise inventories per store were $2.75 million at July 31, 2010 and $2.67 million at August 1, 2009. This three percent increase in inventories per store reflects continued inventory management, including conservative sales and receipts planning.

Accounts payable as a percent of inventory was 45.9% at July 31, 2010, compared to 42.3% at August 1, 2009. The increase is primarily due to vendor finance initiatives. We have rolled out a receivable financing program whereby a financial institution provides our vendors with financing, at a rate which is below what the vendors could normally obtain on their own. We offer this program to vendors in exchange for extended payment terms. We do not incur any costs or expenses or forfeit any portion of our receivables in connection with this program.

Investing Activities. Net cash used in investing activities increased $70 million, primarily due to higher capital spending as a result of increased remodels and the opening of a second fulfillment center to support our E-Commerce business. These increases were partially offset by reductions in capital spending for new stores.

As of July 31, 2010, we had investments in auction rate securities (“ARS”) with a par value of $359 million and an estimated fair value of $297 million. To date, substantially all ARS sales and calls have been at par and we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While the auction failures, which began in February 2008, limit our ability to liquidate these investments, we do not believe that these failures will have any significant impact on our ability to fund ongoing operations and growth initiatives.

Financing Activities. Financing activities generated cash of $22 million in 2010 and used cash of $5 million 2009. The increase is primarily due to increased stock option exercises in 2010.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million. There were no draws on these facilities during 2010 or 2009.

We have no debt maturing until 2011. We expect to use cash and cash equivalents on hand and funds from operations to repay both the $300 million of long-term debt which is due in March 2011 and the $100 million of long-term debt which is due in October 2011. Alternatively, if economic conditions and financing terms are favorable, we may choose to refinance the $400 million in 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	July 31, 2010	January 30, 2010	August 1, 2009
Working capital (In Millions)	$ 3,077	$ 3,095	$ 2,179
Current ratio	2.14:1	2.29:1	2.02:1
Debt/capitalization	19.9%	20.8%	22.5%

The increase in working capital and the current ratio as of July 31, 2010 compared to August 1, 2009 was primarily due to higher cash and cash equivalents, partially offset by the reclassification of $300 million of long-term debt due in March 2011 to current liabilities. The decrease in the debt/capitalization ratio reflects higher capitalization, primarily due to earnings.

Debt Covenant Compliance. As of July 31, 2010, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2010.

(Dollars in Millions)
Total Debt per Balance Sheet	$2,085
Other Debt	-

Subtotal	2,085
Rent x 8	4,074

A Included Indebtedness	$6,159

Net Worth	$ 8,377
Investments (accounted for under equity method)	-

Subtotal	8,377
Included Indebtedness	6,159

B Capitalization	$14,536

Leverage Ratio (A/B)	0.42
Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $207 million in 2010 compared to $665 million in 2009. The decrease in free cash flow is primarily a result of higher incentive compensation payments in the first quarter of 2010; inventory reductions in 2009; slower accounts payable growth in 2010; and increased capital expenditures. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2010	2009
	(In Millions)
Net cash provided by operating activities	$628	$1,001
Acquisition of property and equipment and favorable lease rights	(421)	(336)

Free cash flow	$207	$665

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of July 31, 2010. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact.

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

We did not sell any securities during the quarter ended July 31, 2010, which were not registered under the Securities Act.

In September 2007, our board of Directors authorized a $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. As a result of the current economic environment, we have not purchased any shares pursuant to this program since July 2008. The program does not have a specified termination date.

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended July 31, 2010:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions	)
May 2 – May 29, 2010	1,996	$50.82	-	$1,866
May 30 – July 3, 2010	4,249	49.53	-	1,866
July 4 – July 31, 2010	-	-	-	1,866

Total	6,245	$49.95	-	$1,866

Item 6.	Exhibits

10.1	Private Label Credit Card Program Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 3, 2010	/s/ Wesley S. McDonald
Wesley S. McDonald Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)