Form 10-Q
period 2010-10-30
KOHLS CORPORATION
filed 2010-12-09
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 30, 2010

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

  Yes                         No        X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: December 7, 2010 Common Stock, Par Value $0.01 per Share, 292,388,137 shares outstanding.

KOHL’S CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	Oct. 30, 2010	January 30, 2010	Oct. 31, 2009
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,441	$2,267	$1,503
Merchandise inventories	4,030	2,923	3,807
Income taxes receivable	25	-	-
Deferred income taxes	92	73	69
Other	218	222	208

Total current assets	6,806	5,485	5,587

Property and equipment, net	7,274	7,018	7,082
Long-term investments	275	321	326
Favorable lease rights, net	196	204	198
Other assets	183	132	130

Total assets	$14,734	$13,160	$13,323

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,125	$1,188	$2,071
Accrued liabilities	927	1,002	918
Income taxes payable	-	184	14
Current portion of long-term debt and capital leases	417	16	17

Total current liabilities	3,469	2,390	3,020

Long-term debt and capital leases	1,681	2,052	2,054
Deferred income taxes	379	377	390
Other long-term liabilities	638	488	464

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,185	2,085	2,060
Treasury stock, at cost, 46 shares	(2,643)	(2,639)	(2,639)
Accumulated other comprehensive loss	(40)	(36)	(38)
Retained earnings	9,061	8,439	8,008

Total shareholders’ equity	8,567	7,853	7,395

Total liabilities and shareholders’ equity	$14,734	$13,160	$13,323

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended		Nine Months (39 Weeks) Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009

Net sales	$4,218	$4,051	$12,353	$11,496
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,596	2,512	7,543	7,068

Gross margin	1,622	1,539	4,810	4,428

Operating expenses:
Selling, general, and administrative	1,138	1,050	3,221	3,003
Depreciation and amortization	190	150	495	435

Operating income	294	339	1,094	990

Interest expense, net	38	31	100	93

Income before income taxes	256	308	994	897
Provision for income taxes	93	115	372	337

Net income	$163	$193	$622	$560

Net income per share:
Basic:
Basic	$0.53	$0.63	$2.03	$1.84
Average number of shares	307	305	307	305
Diluted:
Diluted	$0.53	$0.63	$2.02	$1.83
Average number of shares	308	308	308	306

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

	Common Stock		Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total

Balance at January 30, 2010	353	$4	$2,085	$(2,639)	$(36)	$8,439	$7,853

Net income	-	-	-	-	-	622	622

Other comprehensive loss:
Unrealized loss on investments	-	-	-	-	(4)	-	(4)

Total comprehensive income							618

Stock options and awards	2	-	100	-	-	-	100

Treasury stock purchases	-	-	-	(4)	-	-	(4)

Balance at October 30, 2010	355	$4	$2,185	$(2,643)	$(40)	$9,061	$8,567

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months (39 Weeks) Ended
	Oct. 30, 2010	Oct. 31, 2009
Operating activities
Net income	$622	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	495	435
Share-based compensation	47	45
Excess tax benefits from share-based compensation	3	3
Deferred income taxes	(14)	69
Other non-cash revenues and expenses	50	40
Changes in operating assets and liabilities:
Merchandise inventories	(1,107)	(1,005)
Other current and long-term assets	1	4
Accounts payable	937	1,190
Accrued and other long-term liabilities	(89)	118
Income taxes	(212)	(96)

Net cash provided by operating activities	733	1,363

Investing activities
Acquisition of property and equipment and favorable lease rights	(636)	(550)
Sales of investments in auction rate securities	40	20
Other	4	(1)

Net cash used in investing activities	(592)	(531)

Financing activities
Treasury stock purchases	(4)	(1)
Capital lease payments	(12)	(12)
Proceeds from stock option exercises	52	44
Excess tax benefits from share-based compensation	(3)	(3)

Net cash provided by financing activities	33	28

Net increase in cash and cash equivalents	174	860
Cash and cash equivalents at beginning of period	2,267	643

Cash and cash equivalents at end of period	$2,441	$1,503

Supplemental information:
Interest paid, net of capitalized interest	$88	$82
Income taxes paid	599	366

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as described in Note 2, Accounting Corrections) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Form 10-K (Commission File No. 1-11084) filed with the Securities and Exchange Commission.

Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

We operate as a single business unit.

Certain reclassifications have been made to the prior period financial statements to conform to the 2010 presentation.

2.	Accounting Corrections

During the quarter ended October 30, 2010, we identified various errors in our accounting for leased properties and completed a detailed review of each of our leases. The errors occurred over a number of years and primarily resulted from the following:

•

In accordance with generally accepted accounting principles, we recognize rent expense on a straight-line basis over the expected term of the lease, including cancelable option periods where failure to exercise such options would result in an economic penalty. The lease term begins on the earlier of the date we become legally obligated for the rent payments and the date we take possession of the property. Historically, we had used an estimated possession date in determining the commencement of the lease term. As a result of our review, we have determined that in many cases the lease term began prior to the previously estimated possession date.

•

For various leases, certain assets were being depreciated over a period which was not consistent with the straight-line rent period (for operating leases) or the capital lease obligation period (for capital leases).

•

Pursuant to our lease agreements, our landlords often reimburse us for construction-related costs. These reimbursements typically are less than the total costs we incur, but may also exceed such costs. Historically, we had incorrectly recorded the net of the costs and the reimbursements in Property and Equipment in our Condensed Consolidated Balance Sheets. These activities should have been classified as prepaid rent within Other Long-Term Assets (when cost exceeds reimbursement) or as rent incentives within Other Long-Term Liabilities (when reimbursement exceeds cost) in our Condensed Consolidated Balance Sheets.

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

These corrections were not material to our previously reported financial statements, so they have been recorded as a correction of an error during the current quarter. The impacts of the required corrections to the various line items of our financial statements as of and for the periods ended October 30, 2010 are detailed in the table below.

Increase (Decrease)
(In Millions, Except per Share Data)
Balance Sheet
Property and equipment, net	$38
Other assets (current and long-term)	48
Capital lease obligations (current and long-term)	13
Deferred income tax liability	(19)
Other liabilities (current and long-term)	122
Statements of Income
Selling, general and administrative expenses	$16
Depreciation and amortization	25
Operating income	(41)
Interest expense, net	7
Income before income taxes	(48)
Provision for income taxes	(17)
Net income	(31)
Net income per share:
Basic	$(0.10)
Diluted	(0.10)
Statement of Cash Flows
Net cash provided by operating activities	$(9)
Acquisition of property and equipment/Net cash used in investing activities	(9)

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	October 30, 2010	January 30, 2010	October 31, 2009
	(Dollars in Millions)
Non-callable and unsecured senior debt:
March 2011	6.32%	$300	$300	$300
October 2011	7.41%	100	100	100
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.55%	1,900	1,900	1,900
Capital lease obligations		204	174	178
Unamortized debt discount		(6)	(6)	(7)
Less current portion		(417)	(16)	(17)

Long-term debt and capital leases		$1,681	$2,052	$2,054

Based on quoted market prices (Level 1 per ASC No. 820, “Fair Value Measurements and Disclosures”), the estimated fair value of our senior debt was approximately $2.2 billion at October 30, 2010.

4.	Share-Based Compensation

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

In conjunction with the March 2010 annual grant, we implemented various changes to our share-based compensation practices. Share-based compensation is no longer granted to employees below our management board. All employees who remain eligible for share-based compensation may now elect to receive their annual equity awards in the form of stock options, nonvested stock awards, or a combination of stock options and nonvested stock awards. Finally, annual grants are now based on a fixed dollar value tied to the employee’s performance rating, which is intended to eliminate the expense volatility caused by changes in our stock price.

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first nine months of the respective fiscal year based on the following assumptions:

	2010	2009
Volatility	33.5%	42.8%
Risk-free interest rate	2.3%	1.8%
Expected life in years	5.5	5.4
Dividend yield	0%	0%
Weighted-average fair value at grant date	$19.14	$17.51

The following table summarizes our stock option activity for the first nine months of 2010 and 2009:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	19,848	$52.10	19,134	$53.01
Granted	613	54.65	2,942	42.51
Exercised	(1,364)	38.15	(1,114)	39.31
Forfeited/expired	(661)	56.51	(722)	56.50

Balance at end of quarter	18,436	$53.06	20,240	$52.11

The following table summarizes our nonvested stock activity for the first nine months of 2010 and 2009:

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	883	$45.44	276	$54.39
Granted	483	55.30	715	43.04
Vested	(215)	47.81	(72)	58.55
Forfeited	(45)	47.62	(6)	45.57

Balance at end of quarter	1,106	$49.19	913	$45.26

Total share-based compensation expense was $16 million for the three months ended October 30, 2010 and $18 million for the three months ended October 31, 2009. Total share-based compensation expense was $47 million for the nine months ended October 30, 2010 and $45 million for the nine months ended October 31, 2009.

Total unrecognized share-based compensation expense for all share-based payment plans was $104 million at October 30, 2010, of which approximately $15 million is expected to be recognized in the remainder of 2010, $37 million in 2011, $23 million in 2012, $19 million in 2013, $9 million in 2014 and $1 million in 2015. Future compensation expense may be impacted by future grants, changes in forfeiture estimates and/or actual forfeitures which differ from estimated forfeitures.

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Long-Term Investments

As of October 30, 2010, the par value of our long-term investments was $340 million and the estimated fair value was $275 million. Our long-term investments consist primarily of investments in auction rate securities (“ARS”), which are long-term debt instruments with interest rates which originally reset through periodic short-term auctions. Since February 2008, these auctions have been unsuccessful and, therefore, the interest rate is determined by the terms of the debt security and current short-term market interest rates. Our ARS portfolio consists entirely of insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. As of October 30, 2010, $144 million of our ARS (at fair value) were rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings.

We intend to hold our ARS until their fair value once again equals their par value and believe we have the ability to do so based on other sources of liquidity. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Condensed Consolidated Balance Sheets. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2056. The weighted-average maturity date is 2035.

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

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3 per ASC No. 820, “Fair Value Measurements and Disclosures”):

	2010	2009
	(In Millions)
Balance at beginning of year	$320	$332
Sales	(40)	(20)
Unrealized gains/(losses)	(6)	13

Balance at end of quarter	$274	$325

6.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

7.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(In Millions)
Numerator - Net income	$163	$193	$622	$560
Denominator - Weighted average shares:
Basic	307	305	307	305
Impact of dilutive employee stock options (a)	1	3	1	1

Diluted	308	308	308	306

(a)

Excludes 13 million options for the three months ended October 30, 2010, 12 million options for the nine months ended October 30, 2010, 10 million options for the three months ended October 31, 2009 and 18 million options for the nine months ended October 31, 2009 as the impact of such options was antidilutive.

8.	Subsequent Events

On November 17, 2010, we entered into an accelerated share repurchase transaction with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. This accelerated share repurchase is part of the $2.5 billion share repurchase program authorized by our board of directors in September 2007.

Under the terms of the accelerated share repurchase agreement (“ASR Contract”), on November 18, 2010, we paid $1.0 billion to Morgan Stanley from cash on hand and received an initial delivery of 12.6 million shares of Kohl’s common stock. We received an additional 3.8 million shares on December 7, 2010 and expect to receive additional shares at the end of the term of the ASR Contract. The exact number of shares to be repurchased generally will be determined by the discounted average of the daily volume weighted average price of shares traded during the relevant pricing periods.

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

This number of shares will be recalculated at the end of the term of the ASR Contract. If the number of shares to be repurchased exceeds the number of shares previously delivered under the ASR Contract, we will receive from Morgan Stanley a number of additional shares equal to such excess at that time. If the actual number of shares to be repurchased is less than the number of shares previously delivered, we will be required, at our election, to either (1) deliver to Morgan Stanley a number of shares approximately equal to the difference or (2) make a cash payment to Morgan Stanley equal to the value of such shares. The ASR Contract is scheduled to end in February 2011, but it may conclude earlier at Morgan Stanley’s option.

The ASR Contract is subject to terms customary for similar agreements, including adjustments upon the occurrence of certain events and setting forth certain circumstances under which the ASR Contract may be extended, terminated or unwound.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” are for the 13-week fiscal periods ended October 30, 2010 and October 31, 2009 and all references to “year to date” are for the 39-week fiscal periods ended October 30, 2010 and October 31, 2009.

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

Executive Summary

We believe that consumers remain focused on value and ways to make their dollars go farther. We intend to continue to be flexible in our sales and inventory planning and in our expense management in order to react to changes in consumer demand.

Total sales increased 4.1% for the quarter and 7.4% for the nine months ended October 30, 2010. Comparable store sales increased 1.8% for the quarter and 4.4% year to date. An increase in the number of transactions was the primary driver of the increase in comparable store sales in both periods. E-Commerce sales increased approximately 42% for the quarter and 47% for the year and contributed approximately 100 basis points to our comparable store sales in both periods.

Gross margin as a percent of net sales increased 48 basis points in the quarter and 42 basis points year to date. Strong inventory management, as well as successful private and exclusive brand strategies, contributed to the margin strength.

Selling, general and administrative expenses increased $88 million, or 8%, compared to the prior year quarter and $218 million, or 7%, compared to the prior year-to-date period. Included in these increases are $16 million of lease accounting corrections. Investments in technology and infrastructure in our E-Commerce business also contributed to the increase.

Net income was $163 million for the quarter compared to $193 million in the prior year quarter. Diluted earnings per share were $0.53 in the third quarter of 2010 and $0.63 in the third quarter of 2009. Year to date, net income increased 11% to $622 million and $2.02 per diluted share, compared to net income of $560 million and diluted earnings per share of $1.83 last year. Included in the 2010 quarterly and year-to-date totals are lease accounting corrections which decreased net income by $31 million and diluted earnings per share by $0.10.

Our strategic committees continue to focus on opportunities to drive our overall profitability. The mission of the Regional Assortment Committee is to accelerate sales growth by varying merchandise assortment, marketing and store presentation by region to reflect the lifestyle preferences and climate needs of our customers. Our focus on regional relevance resulted in year-to-date increases in both transactions per store and comparable store sales in our hot and mild markets in the Southeast and West, where we have the strongest opportunity to gain market share. The mission of the In-Store Experience Committee is to consistently deliver an improved store experience that generates loyalty and grows market share. Our overall internal customer service scores continue to increase year over year and were up three percent for the first nine months of 2010.

As of October 30, 2010, we operated 1,089 stores in 49 states, compared to 1,059 stores as of October 31, 2009. Selling square footage totaled 80 million square feet at October 30, 2010 and 78 million square feet at October 31, 2009. We currently expect to open 40 stores in fiscal 2011; 10 in the Spring and 30 in the Fall. This is a slight increase over our previous plans as we were able to secure more attractive sites with favorable real estate costs than we anticipated earlier in the year.

As discussed in more detail in Financial Condition and Liquidity, on November 17, 2010, we entered into an accelerated share repurchase transaction to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. We received 12.6 million shares on November 18, 2010 and 3.8 million shares on December 7, 2010. We expect to receive additional shares at the end of the term of the contract.

As previously announced, on August 11, 2010 we entered into a private label credit card program agreement with Capital One, National Association (“Capital One”). Pursuant to this agreement, Capital One will offer private label credit cards to new and existing customers of Kohl’s (the “Program”). We will continue to handle all customer service functions and will continue to be responsible for all advertising and marketing related to our credit card customers. The Program will operate in the same manner as it currently operates under our existing program agreement with Chase Bank USA, National Association (“Chase”). Kohl’s and Capital One will share in the net risk-adjusted revenue of the portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue. The initial seven-year term of the Capital One agreement commences upon Capital One’s acquisition from Chase of all right, title and interest in approximately 20 million proprietary Kohl’s credit card accounts and the outstanding balances associated with these accounts. Negotiations to transfer these assets from Chase to Capital One are ongoing.

We completed 85 remodels this year; approximately two-thirds more than last year’s remodel total of 51. Remodels remain a critical part of our long-term strategy and we believe it is extremely important to maintain our existing store base, even in this difficult environment.

During 2010, we are making significant capital investments to support our growth:

•

In the second quarter, we opened a second E-fulfillment center in southern California to support the significant growth in our E-Commerce business. This center is fully operational for the 2010 Holiday season.

•	We also opened a third call center in July 2010. This center, which is located in Texas, will serve Kohl’s charge and Kohls.com customers.

•

In-store kiosks were effectively rolled-out to all stores in August. The kiosks allow customers to order items which were not available in the store and have them delivered to their home with no shipping costs.

•

We installed electronic signs in 50 stores at the end of October and plan to continue the pilot in another 50 stores by the end of January. We expect to make a decision on a full-chain rollout by the end of first quarter of 2011.

Our current expectations for the fourth quarter of fiscal 2010 compared to the comparable prior year quarter are as follows:

Fourth Quarter
Total sales	Increase	4.5% - 6.5%
Comparable store sales	Increase	2% - 4%
Gross margin as a percent of sales	Increase	20 - 40	bp
SG&A	Increase	3% - 4%
Earnings per diluted share		$1.58 - $1.66

Based on these assumptions, we expect diluted earnings per share of $3.57 to $3.65 for fiscal 2010. The fourth quarter and fiscal 2010 guidance includes the 16.4 million shares acquired in November 2010 and December 2010 as part of our accelerated share repurchase transaction with Morgan Stanley. The fiscal 2010 guidance includes the $0.10 per diluted share lease accounting correction recorded in the third quarter.

Results of Operations

Net Sales

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Quarter	$ 4,218	$ 4,051	$ 167	4.1%
Year to date	12,353	11,496	857	7.4

The increases in net sales were due to the following:

	Quarter		Year to Date
	(Dollars in Millions)
Comparable store sales:	$	%	$	%

Stores	$26	0.7%	$372	3.4%
E-commerce	45	41.5	129	46.6

Total	71	1.8	501	4.4
Sales from new stores	96	-	356	-

Total net sales increase	$167	4.1%	$857	7.4%

Drivers of the changes in comparable stores sales, which are sales from stores (including E-Commerce sales and relocated or expanded stores) open throughout the full current and prior fiscal year periods, were as follows:

	Quarter	Year to Date
Selling price per unit	(3.1) %	(2.2) %
Units per transaction	(3.4)	(1.7)

Average transaction value	(6.5)	(3.9)
Number of transactions	8.3	8.3

Comparable store sales	1.8%	4.4%

From a line of business perspective, Footwear reported the strongest comparable store sales for both the quarter and year-to-date periods, on strong sales in athletic and adult shoes. Men’s also outperformed the company average in both periods with strength in basics, dress clothing and active wear. Home and Women’s reported low single-digit comparable store sales increases for the quarter and mid single-digit comparable store sales increases for the year-to-date period. The Home business was driven by small electrics, seasonal, tabletop and luggage. Women’s strength was in Sonoma, active, intimate and updated sportswear.

The Accessories and Children’s businesses underperformed the company, posting slightly negative comparable store sales for the quarter and low-single digit comparable stores sales increases for the year-to-date period. Watches, sterling silver jewelry and fashion jewelry were the best performers in Accessories and toys and infant/toddlers performed well in Children’s.

The Southeast region reported the strongest comparable store sales for the quarter and year-to-date period. The Mid-Atlantic and West regions posted positive comparable store sales for the quarter, while the remaining regions had slight decreases in comparable store sales. Unseasonably warm weather, especially in the Midwest, had a negative impact on sales during the current quarter. All regions reported positive comparable store sales for the year.

Private and exclusive brands as a percentage of total sales increased almost 300 basis points to 48% of sales for both the quarter and year to date. Our efforts to extend our key brands more forcefully across the store have resulted in significant increases to some of our most important exclusive brands. Simply Vera Vera Wang, Elle, Mudd, Fila Sport, and Food Network all had sales increases of 15% or more in the quarter.

E-Commerce sales increased approximately 42% for the quarter to $153 million and approximately 47% to $407 million year to date. The sales growth is primarily the result of increased customer traffic to the web site, increased style and size selections offered on-line compared with our in-store selection, and the expansion of product categories not available in our stores.

Gross Margin

			Increase
	2010	2009	$	%
	(Dollars in Millions)
Quarter	$ 1,622	$ 1,539	$ 83	5%
Year to date	4,810	4,428	382	9

Gross margin as a percent of sales
Quarter	38.5%	38.0%
Year to date	38.9	38.5

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

Gross margin as a percent of net sales was 38.5% for the third quarter of 2010, an increase of 48 basis points over 38.0% for the third quarter of 2009. For the year-to-date period, gross margin as a percent of sales was 38.9% in 2010 compared to 38.5% in 2009. Strong inventory management, increased penetration of private and exclusive brands, and our ongoing markdown and size optimization initiatives contributed to the margin strength. Total inventory increased six percent compared to the prior year and inventory per store increased three percent. Clearance inventory per store was approximately 10 percent lower than the third quarter of last year and comprises approximately three percent of our total units on hand.

Operating Expenses

As discussed in Note 2 to our Condensed Consolidated Financial Statements, during the current quarter, we recorded various accounting corrections related to our leased properties. Since the corrections were not material to any prior period, they were recorded in the quarter ended October 30, 2010 as a correction of an error. The following sections include discussion of our results of operations and liquidity and capital resources both with and without these accounting corrections. Excluding accounting corrections is a non-GAAP presentation which should not be considered as an alternative to presentation in accordance with U.S. GAAP. We believe excluding these accounting corrections permits readers of this information to compare our ongoing operations for the current year periods to our historical financial results.

	2010				Increase
		Accounting			Total		Operations
	Operations	Corrections	Total	2009	$	%	$	%
SG&A	(Dollars in Millions)
Quarter	$1,122	$16	$1,138	$1,050	$88	8%	$72	7%
Year to date	3,205	16	3,221	3,003	218	7%	202	7%

SG&A as a percentage of sales
Quarter	26.6%	0.4%	27.0%	25.9%
Year to date	25.9%	0.2%	26.1%	26.1%

Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative costs. SG&A also includes the costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

SG&A increased 8 percent over the prior year quarter and 7 percent over the prior year-to-date period. Excluding the accounting corrections, SG&A increased 7 percent in both the quarter and year-to-date periods. SG&A, excluding the accounting corrections, as a percentage of net sales increased, or “deleveraged,” in the quarter but decreased, or “leveraged,” in the year-to-date period. Investments in technology and infrastructure related to our E-Commerce business had a negative impact on SG&A as a percentage of net sales in both periods. Store payroll leveraged in both the quarter and year-to-date periods. Credit expenses did not leverage in either period primarily due to reductions in late fee revenue as a result of legislative changes. Advertising leveraged for the year-to-date period, but deleveraged in the quarter due to incremental marketing costs incurred in advance of the Holiday season.

Excluding the accounting corrections, preopening expenses, which are now included in SG&A, decreased $14 million to $9 million for the quarter and decreased $34 million to $15 million year to date. The decreases reflect fewer new store openings - 30 in 2010 compared to 56 in 2009. Additionally, most of the stores opened in September 2009 were ground leased stores which had higher rental expenses.

	2010				Increase
		Accounting			Total		Operations
	Operations	Corrections	Total	2009	$	%	$	%
Depreciation & Amortization	(Dollars in Millions)
Quarter	$165	$25	$190	$150	$40	27%	$15	10%
Year to date	470	25	495	435	60	14%	35	8%

Depreciation and amortization increased $40 million over the prior-year quarter and $60 million over the prior year-to-date period. The accounting corrections increased depreciation and amortization by $25 million for both periods. The remaining increases are primarily attributable to the addition of new stores and remodels.

Operating Income

	2010				Increase (Decrease)
		Accounting			Total		Operations
	Operations	Corrections	Total	2009	$	%	$	%
			(Dollars in Millions)
Quarter	$335	$(41)	$294	$339	$(45)	(13%)	$(4)	(1%)
Year to date	1,135	(41)	1,094	990	104	10%	145	15%

Operating income as a percentage of sales
Quarter	7.9%	(0.9%)	7.0%	8.4%
Year to date	9.2%	(0.3%)	8.9%	8.6%

Operating income decreased 13% from the prior-year quarter and increased 10% over the prior year-to-date period. Excluding the accounting corrections, operating income as a percent of net sales decreased 42 basis points to 7.9% of net sales for the three months ended October 30, 2010. For the year-to-date period, operating income, excluding accounting corrections, as a percent of net sales increased 57 basis points to 9.2% of net sales for 2010.

Interest Expense, Net

	2010				Increase
		Accounting			Total		Operations
	Operations	Corrections	Total	2009	$	%	$	%
			(Dollars in Millions)
Quarter	$31	$7	$38	$31	$7	24%	-	-
Year to date	93	7	100	93	7	7%	-	-

All of the $7 million increase in net interest expense in both periods is attributable to the accounting corrections.

Provision for Income Taxes

	2010				Increase (Decrease)
		Accounting			Total		Operations
	Operations	Corrections	Total	2009	$	%	$	%
			(Dollars in Millions)
Quarter	$110	$(17)	$93	$115	$(22)	(20%)	$(5)	(4%)
Year to date	389	(17)	372	337	35	11%	52	15%

Our effective tax rate was 36.3% for the quarter ended October 30, 2010 and 37.4% for the year-to-date period, compared to 37.5% for both the three and nine months ended October 31, 2009. The decrease in the current period rate is due to resolution of state tax audits during the current period.

Net Income and Diluted Earnings Per Share

	2010				Increase (Decrease)
		Accounting			Total		Operations
	Operations	Corrections	Total	2009	$	%	$	%
Net Income		(Dollars in Millions, except per share amounts)
Quarter	$194	$(31)	$163	$193	$(30)	(15%)	$1	1%
Year to date	653	(31)	622	560	62	11%	93	16%

Diluted Earnings Per Share
Quarter	$0.63	$(0.10)	$0.53	$0.63	$(0.10)	(16%)	-	-
Year to date	2.12	(0.10)	2.02	1.83	0.19	10%	0.29	16%

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

We are, however, beginning to experience inflation in our merchandise and transportation costs. We do not expect such cost increases to be significant in the fourth quarter of 2010, but we do expect to see low to mid single-digit increases in the first six months of 2011. In our private and exclusive brands, where we have more control over the production and manufacture of the merchandise, we have historically been able to minimize inflationary pressures through measures such as committing earlier for fabric and certain other raw materials and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors, as possible, to minimize the impact of inflation on our merchandise costs and our selling prices.

Financial Condition and Liquidity

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our primary source of funds for our business activities are cash flow from operations, short-term trade credit and our lines of credit.

As of October 30, 2010, we had cash and cash equivalents of $2.4 billion.

On November 17, 2010, we entered into an accelerated share repurchase transaction with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. This accelerated share repurchase is part of the $2.5 billion share repurchase program authorized by our board of directors in September 2007.

Under the terms of the accelerated share repurchase agreement (“ASR Contract”), on November 18, 2010, we paid $1.0 billion to Morgan Stanley from cash on hand and received an initial delivery of 12.6 million shares of Kohl’s common stock. We received an additional 3.8 million shares on December 7, 2010 and expect to receive additional shares at the end of the term of the ASR Contract. The exact number of shares to be repurchased generally will be determined by the discounted average of the daily volume weighted average price of shares traded during the relevant pricing periods.

This number of shares will be recalculated at the end of the term of the ASR Contract. If the number of shares to be repurchased exceeds the number of shares previously delivered under the ASR Contract, we will receive from Morgan Stanley a number of additional shares equal to such excess at that time. If the actual number of shares to be repurchased is less than the number of shares previously delivered, we will be required, at our election, to either (1) deliver to Morgan Stanley a number of shares approximately equal to the difference or (2) make a cash payment to Morgan Stanley equal to the value of such shares. The ASR Contract is scheduled to end in February 2011, but it may conclude earlier at Morgan Stanley’s option.

We expect to review our long-term capital structure plans in early fiscal 2011. These plans may include additional share repurchases, the initiation of a dividend, or both.

	2010				Increase (Decrease) in Cash
		Accounting			Total		Operations
	Operations	Corrections	Total	2009	$	%	$	%
			(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$742	$(9)	$733	$1,363	$(630)	(46%)	$(621)	(46%)
Investing activities	(601)	9	(592)	(531)	(61)	(11%)	(70)	(13%)
Financing activities	33	-	33	28	5	18%	5	18%

Operating Activities. Operating activities generated $733 million of cash in 2010, compared to $1.4 billion in 2009.

Merchandise inventories per store were $3.7 million at October 30, 2010 and $3.6 million at October 31, 2009. This three percent increase over last year’s level reflects higher sales volume and continued inventory management, including conservative sales and receipts planning.

Accounts payable as a percent of inventory was 52.7% at October 30, 2010, compared to 54.4% at October 31, 2009. It has been more than a year since we implemented our vendor finance initiatives, so we no longer expect to see the significant improvement in this metric that we have seen in the past.

Higher incentive compensation and tax payments in 2010 also contributed to the decrease in cash provided by operating activities.

Investing Activities. Net cash used in investing activities increased $61 million, primarily due to higher capital spending as a result of increased remodels and the opening of a second fulfillment center and a new call center to support our E-Commerce and credit businesses. These increases were partially offset by reductions in capital spending for new stores.

As of October 30, 2010, we had investments in auction rate securities (“ARS”) with a par value of $339 million and an estimated fair value of $274 million. To date, substantially all ARS sales and calls have been at par and we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the underlying credit quality of the assets backing our ARS has been impacted by the reduced liquidity of these investments. While the auction failures, which began in February 2008, limit our ability to liquidate these investments, we do not believe that these failures will have any significant impact on our ability to fund ongoing operations and growth initiatives.

Financing Activities. Financing activities generated cash of $33 million in 2010, an increase of $5 million over 2009.

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

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	Oct. 30, 2010	January 30, 2010	Oct. 31, 2009
Working capital (In Millions)	$ 3,337	$ 3,095	$ 2,567
Current ratio	1.96:1	2.29:1	1.85:1
Debt/capitalization	19.7%	20.8%	21.9%

The increase in working capital and the current ratio as of October 30, 2010 compared to October 31, 2009 was primarily due to higher cash and cash equivalents, partially offset by the reclassification of $400 million of long-term debt due in 2011 to current liabilities. The decrease in the debt/capitalization ratio reflects higher capitalization, primarily due to earnings.

The $1 billion accelerated share repurchase program discussed above is expected to reduce our working capital and current ratio and increase our debt/capitalization in future reporting periods.

Debt Covenant Compliance. As of October 30, 2010, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2010.

(Dollars in Millions)
Total Debt per Balance Sheet	$ 2,098
Other Debt	-

Subtotal	2,098
Rent x 8	4,227

A Included Indebtedness	$6,325

Net Worth	$ 8,567
Investments (accounted for under equity method)	-

Subtotal	8,567
Included Indebtedness	6,325

B Capitalization	$14,892

Leverage Ratio (A/B)	0.42
Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $97 million in 2010 compared to $813 million in 2009. The decrease in free cash flow is primarily a result of lower cash provided by operating activities, as discussed above.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2010	2009
	(In Millions)
Net cash provided by operating activities	$733	$1,363
Acquisition of property and equipment and favorable lease rights	(636)	(550)

Free cash flow	$97	$813

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 30, 2010.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of October 30, 2010. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

We did not sell any securities during the quarter ended October 30, 2010, which were not registered under the Securities Act.

In September 2007, our board of Directors authorized a $2.5 billion share repurchase program which is intended to return excess capital to our shareholders. The program does not have a specified termination date.

As discussed in Financial Condition and Liquidity, on November 17, 2010, we entered into an accelerated share repurchase transaction with Morgan Stanley to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. Under the terms of the accelerated share repurchase agreement, on November 18, 2010, we paid $1.0 billion to Morgan Stanley from cash on hand and received an initial delivery of 12.6 million shares of Kohl’s common stock. We received an additional 3.8 million shares on December 7, 2010 and expect to receive additional shares at the end of the term of the ASR Contract.

The following table contains information for shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended October 30, 2010:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions	)
August 1 – August 28, 2010	2,490	$47.69	-	$1,866
August 29 – October 2, 2010	-	-	-	1,866
October 3 – October 30, 2010	5,435	$52.33	-	1,866

Total	7,925	$50.87	-	$1,866

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 8, 2010	/s/ Wesley S. McDonald
Wesley S. McDonald Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)