Form 10-K
period 2011-01-29
KOHLS Corp
filed 2011-03-18
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 29, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

Commission File No. 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	NONE

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

Yes                 No     X    .

At July 31, 2010, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $14.7 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 9, 2011, the Registrant had outstanding an aggregate of 290,417,880 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 12, 2011 are incorporated into Parts II and III.

PART I

Item 1.	Business

Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. We operate family-oriented department stores that sell moderately priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our stores feature quality private and exclusive brands which are found “Only at Kohl’s” as well as national brands. Our apparel and home fashions appeal to classic, modern classic and contemporary customers. As of January 29, 2011, we operated 1,089 stores in 49 states.

Our merchandise mix over the last three years is reflected in the table below:

Women’s	32%
Men’s	19
Home	18
Children’s	12-13
Accessories	10
Footwear	8-9

In addition, Kohl’s offers on-line shopping on our website at www.Kohls.com. Originally designed as an added service for customers who prefer to shop using the internet, the website has grown to include a selection of items and categories beyond what is available in stores, with a primary focus on extended sizes, product line extensions, and web-exclusive product lines. The website is designed to provide a convenient, easy-to-navigate, on-line shopping environment that complements our in-store focus.

An important aspect of our pricing strategy and overall profitability is a culture focused on maintaining a low-cost structure. Critical elements of this low-cost structure are our unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies which are the result of centralized buying, advertising and distribution.

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2010 (“2010”) ended on January 29, 2011. Fiscal year 2009 (“2009”) ended on January 30, 2010. Fiscal year 2008 (“2008”) ended on January 31, 2009. Fiscal 2010, 2009, and 2008 were 52-week years.

Primary Initiatives

We have two key committees which focus on opportunities to drive our overall profitability. The mission of the Regional Assortment Committee is to accelerate sales growth by varying merchandise assortment, marketing and store presentation by region to reflect the lifestyle preferences and climate needs of our customers. The mission of the In-Store Experience Committee is to consistently deliver an improved store experience that generates loyalty and grows market share.

The following initiatives have been designed to achieve the goals of these committees:

•	Our merchandise content initiatives are focused on increasing market share by expanding Kohl’s appeal to a broader range of customers and by creating value and differentiation with private and exclusive brands which are available “Only at Kohl’s.” New brand launches and announcements in 2010— all of which are exclusive to Kohl’s—included:

•

Jennifer Lopez and Marc Anthony, the first celebrity couple to simultaneously design collections for one retailer, are expected to launch their new brands in Kohl’s stores nationwide and Kohls.com beginning Fall 2011. Both brands are expected to initially launch in women’s and men’s apparel and accessories and may expand into home. The Jennifer Lopez collection is expected to include sportswear, dresses, handbags, jewelry, shoes and sleepwear. Marc Anthony is expected to include sportswear, dress shirts, neckwear, accessories, suit separates, sportcoats and shoes.

•

ELLE Décor, which currently includes contemporary home and home decor products, including decorative pillows, frames, candles and accent items, launched in approximately 350 stores and Kohls.com in September 2010.

•	Aldo Group, International will design and produce exclusive footwear products expected to be sold at Kohl’s and Kohls.com under select private and exclusive brands beginning in Spring 2011.

•	Several new accessories lines:

•

FLIRT! Cosmetics teamed with Heather Morris, actress, dancer, singer and star of the hit television show, Glee, as their new Celebrity Style Ambassador in support of the brand’s Spring 2011 product collection. The campaign is expected to launch in Spring 2011.

•	The ELLE BIJOUX jewelry and ELLE-branded line of cosmetics is expected to launch in Spring 2012.

•	Simply Vera Vera Wang cosmetics are expected to launch in Spring 2012.

In December 2010, we also announced the early renewal of our long-term license agreement to be the exclusive provider and marketer in the United States of all Simply Vera Vera Wang merchandise. First licensed in 2006, the Simply Vera Vera Wang contemporary lifestyle collection also includes all apparel, intimates and sleepwear, handbags, leather accessories, jewelry, footwear, bedding and bath.

The success of our recently-launched brands, as well as our other exclusive and private brands, continue to drive increased penetration of our exclusive and private labels. Exclusive and private brand sales as a percentage of total sales increased approximately 290 basis points to 48% for 2010.

•

Our marketing initiatives are designed to differentiate Kohl’s in the marketplace while maximizing the return on our marketing investment. Our 2010 marketing efforts used “The More You Know, The More You Kohl’s” platform to focus on the value of shopping at Kohl’s. Our marketing emphasized the power of Kohl’s savings tools that allow our customer to save more money – like compelling sale events, savings for Kohl’s Charge cardholders, sale events with no exclusions, and unique “Only at Kohl’s” events such as Kohl’s Cash and Power Hours. Our marketing also emphasized our flexible, no questions asked, return policy.

We used all media types to communicate our marketing message including print advertising, direct mail, e-mail, digital and social media, Kohls.com, television, radio, in-store and – new for the holiday 2010 season – mobile access to Kohls.com.

•

Our inventory management initiatives are designed to ensure that we have the right inventory, in the right stores, at the right time. Size optimization is focused on ensuring that each of our individual stores has inventory in the correct style, color and size. Markdown optimization is focused on pricing clearance items at the appropriate price for each location’s inventory and sales history. Increasing our speed-to-market through our concept-to-customer strategy is also an important inventory management initiative.

•	The objective of our in-store shopping experience initiatives are to satisfy the changing needs and expectations of our customers. Practical, easy shopping is about convenience. At Kohl’s, convenience

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

Remodels are also an important part of our in-store shopping experience initiatives as we believe it is extremely important to maintain our existing store base. We completed 85 store remodels in 2010—an increase from the 51 stores which were remodeled in 2009 — and currently plan to remodel approximately 100 stores in 2011. We have effectively compressed the remodel duration period which minimizes costs and disruption to our stores and benefits our sales and customer experience. We expect a typical remodel in 2011 will take seven weeks; a reduction of approximately 50 percent since 2007.

As a result of our in-store experience and other initiatives, we continue to see improvement in our customer service scorecard results. Customer service scores are derived from direct customer surveys conducted by an independent research firm.

For discussion of our financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Expansion

Our expansion strategy has been, and will continue to be, designed to achieve profitable growth. At the time of our initial public offering in 1992, we had 79 stores in the Midwest. As of year-end 2010, we operated 1,089 stores. We have stores in 49 states and in every large and intermediate sized market in the United States.

	2009	Additions	2010	Estimated
				Additions	2011
Number of stores	1,058	31	1,089	40	1,129
Gross square footage (in millions)	93	3	96	3	99
Retail selling square footage (in millions)	78	2	80	2	82

We expect approximately two-thirds of our new stores in 2011 to be what we consider “small” stores (approximately 64,000 square feet of retail space). Though our expansion rate has slowed in recent years, we will continue to focus our future expansion efforts on opportunistic acquisitions as well as fill-in stores in our better performing markets.

The Kohl’s concept has proven to be transferable to markets across the country. New market entries are supported by extensive advertising and promotions which are designed to introduce new customers to the Kohl’s concept of brands, value and convenience. Additionally, we have been successful in acquiring, refurbishing and operating locations previously operated by other retailers. Approximately one-fourth of our current stores are take-over locations, which facilitated our initial entry into several markets. Once a new market is established, we add additional stores to further strengthen market share and enhance profitability.

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

Distribution

We receive substantially all of our merchandise at nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located through the United Sates, ship merchandise to each store by contract carrier several times a week. We also operate fulfillment centers in Monroe, Ohio and San Bernardino, California that service our E-Commerce business.

See Item 2, “Properties,” for additional information about our distribution centers.

Employees

As of January 29, 2011, we employed approximately 136,000 associates, including approximately 29,000 full-time and 107,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.

Competition

The retail industry is highly competitive. Management considers style, quality and price to be the most significant competitive factors in the industry. Merchandise mix, service and convenience are also key competitive factors. Our primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. Our specific competitors vary from market to market.

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

None of our vendors accounted for more than 5% of our net purchases during 2010. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.

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

Trademarks and Service Marks

The name “Kohl’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 130 additional registered trademarks, trade names and service marks, most of which are used in our private label program.

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

Recent economic conditions have caused disruptions and significant volatility in financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. A continued or incremental slowdown in the U.S. economy and the uncertain economic outlook could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.

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

In 2010, advertising costs, net of related vendor allowances, were $869 million. We believe that differentiating Kohl’s in the marketplace is critical to our success. We design our marketing programs to increase awareness of our brands, which we expect will create and maintain customer loyalty, increase the number of customers that shop our stores and increase our sales. If our marketing programs are not successful, our sales and profitability could be adversely affected.

We may be unable to raise additional capital, if needed, or to raise capital on favorable terms.

In recent years, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If our existing cash, cash generated from operations and funds available on our lines of credit are insufficient to fund our future activities, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). Failure to obtain capital on acceptable terms, or at all, when required by our business circumstances could have a material adverse effect on us including an inability to fund new growth and other capital expenditures.

In 2010, we entered into a derivative product to manage our exposure to interest rates on debt that we expect to issue in late 2011. Disruptions or turmoil in the financial markets could lead to losses on this derivative position resulting from counterparty failures.

Inefficient or ineffective allocation of capital could adversely affect our operating results and/or shareholder value.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on inventory, capital projects and expenses, managing debt levels, and periodically returning value to our shareholders through share repurchases and dividends. To a large degree, capital efficiency reflects how well we manage our other key risks. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, we may fail to produce optimal financial results and we may experience a reduction in shareholder value.

Changes in our credit card operations could adversely affect our sales and/or profitability.

Our credit card operations facilitate sales in our stores and generate additional revenue from fees related to extending credit. The proprietary Kohl’s credit card accounts have been sold to an unrelated third-party, but we share in the net revenues of the program according to a fixed percentage. Net revenues are settled monthly and include finance charge and late fee revenues, less write-offs of uncollectible accounts and other expenses.

In August 2010, we entered into a Private Label Credit Card Program Agreement with Capital One, National Association (“Capital One”), which will be effective upon transition of the outstanding receivables from our former partner to Capital One. We currently expect this transition to occur in the first fiscal quarter of 2011. Kohl’s and Capital One will share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.

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

Approximately 23% of the merchandise we sell is sourced through a third party purchasing agent. The remaining merchandise is sourced from a wide variety of domestic and international vendors. All of our vendors must comply with applicable laws and our required Terms of Engagement. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond our control and could adversely impact our performance.

If any of our vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as current terms, which could adversely affect our sales and operating results.

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.

We are beginning to experience inflation in our merchandise, raw materials, fuel and labor costs. The cost of cotton, which is a key raw material in many of our products, has had the most dramatic increases. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Fluctuations in the price and availability of fuel, labor and raw materials, such as cotton, have not materially affected our cost of goods in recent years, but an inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability; while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

Damage to the reputation of the Kohl’s brand or our private and exclusive brands could adversely affect our sales.

We believe the Kohl’s brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. We develop and promote private and exclusive brands that have generated national recognition. In some cases, the brands or the marketing of such brands are tied to or affiliated with well-known individuals. Damage to the reputations (whether or not justified) of our brand names or any affiliated individuals, could arise from product failures, litigation or various forms of adverse publicity, especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in sales, earnings, and shareholder value.

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

Our sales and results of operations may be adversely affected by new legal requirements, including health care reform and proposed climate change and other environmental legislation and regulations.

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

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) mandated fundamental changes in 2010 to many of our current business credit card practices, including marketing, underwriting, pricing and billing (specifically restrictions on late and other penalty fees). While we have made numerous changes designed to lessen the impact of the changes required by the CARD Act, there is no assurance that we will be successful. If we are not able to lessen the impact of the changes required by the CARD Act, the changes could adversely impact the profitability of our credit operations and make it more difficult to extend credit to our customers and collect payments which would have a material adverse effect on our results of operations.

The costs and other effects of other new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Stores

As of January 29, 2011, we operated 1,089 stores in 49 states. Our typical, or “prototype,” store has 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 64,000 to 68,000 square feet and serve trade areas of 100,000 to 150,000 people. Our “urban” stores, currently located in the New York and Chicago markets, serve very densely populated areas of up to 500,000 people and average approximately 125,000 gross square feet of retail space.

Our typical lease has an initial term of 20-25 years and four to eight renewal options for consecutive five-year extension terms. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately one-fourth of the leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our stores.

	Number of Stores			Retail Square Footage 2010
	2009	Additions	2010
				(In thousands)
Mid-Atlantic Region:
Delaware	5	—	5	399
Maryland	17	4	21	1,547
Pennsylvania	43	3	46	3,336
Virginia	26	1	27	1,972
West Virginia	7	—	7	500

Total Mid-Atlantic	98	8	106	7,754

Midwest Region:
Illinois	61	1	62	4,733
Indiana	37	—	37	2,704
Iowa	14	—	14	950
Michigan	45	—	45	3,347
Minnesota	25	1	26	1,976
Nebraska	7	—	7	479
North Dakota	3	—	3	217
Ohio	56	1	57	4,239
South Dakota	2	—	2	169
Wisconsin	39	—	39	2,841

Total Midwest	289	3	292	21,655

	Number of Stores			Retail Square Footage 2010
	2009	Additions	2010
				(In thousands)
Northeast Region:
Connecticut	18	—	18	1,339
Maine	5	—	5	388
Massachusetts	21	—	21	1,682
New Hampshire	9	—	9	640
New Jersey	38	—	38	2,901
New York	45	3	48	3,697
Rhode Island	3	—	3	227
Vermont	1	—	1	77

Total Northeast	140	3	143	10,951

South Central Region:
Arkansas	8	—	8	572
Kansas	10	1	11	765
Louisiana	5	1	6	421
Missouri	23	1	24	1,770
Oklahoma	9	—	9	668
Texas	80	—	80	5,889

Total South Central	135	3	138	10,085

Southeast Region:
Alabama	10	2	12	830
Florida	48	1	49	3,635
Georgia	33	—	33	2,443
Kentucky	15	1	16	1,127
Mississippi	4	1	5	378
North Carolina	27	—	27	1,978
South Carolina	12	—	12	880
Tennessee	19	—	19	1,345

Total Southeast	168	5	173	12,616

West Region:
Alaska	1	—	1	73
Arizona	26	—	26	1,953
California	121	5	126	9,108
Colorado	23	1	24	1,835
Idaho	4	—	4	269
Montana	1	—	1	72
Nevada	11	1	12	851
New Mexico	4	1	5	326
Oregon	9	1	10	649
Utah	12	—	12	874
Washington	15	—	15	1,016
Wyoming	1	—	1	52

Total West	228	9	237	17,078

Total Kohl’s	1,058	31	1,089	80,139

	Number of Stores by Greater Metropolitan Area
	2009	Additions	2010
New York City	63	2	65
Los Angeles	53	1	54
Chicago	50	—	50
Philadelphia	33	—	33
Atlanta	27	—	27
Dallas/Fort Worth	25	—	25
Boston	24	—	24
Detroit	24	—	24
San Francisco	24	—	24
Washington DC	23	1	24
Minneapolis/St. Paul	22	1	23
Milwaukee	22	—	22
Phoenix	22	—	22
Cleveland/Akron	18	1	19
Houston	19	—	19
Denver	18	—	18
Sacramento	17	1	18
Indianapolis	17	—	17
Columbus	15	—	15
Orlando	15	—	15
St. Louis	14	1	15
Hartford/New Haven	13	—	13
Cincinnati	12	—	12
Kansas City	10	2	12
Salt Lake City	12	—	12
Baltimore	8	3	11
Miami	11	—	11
Pittsburgh	10	1	11
Charlotte	10	—	10
Raleigh/Durham	10	—	10
San Diego	10	—	10
Seattle/Tacoma	10	—	10
Other	397	17	414

	1,058	31	1,089

	Number of Stores by Store Type
	2009	Additions	2010
Prototype	962	16	978
Small	92	14	106
Urban	4	1	5

	1,058	31	1,089

	Number of Stores by Ownership
	2009	Additions	2010
Owned	372	10	382
Leased*	686	21	707

	1,058	31	1,089

* Leased includes locations where we lease the land and/or building
	Number of Stores by Location
	2009	Additions	2010
Strip centers	746	5	751
Community & regional malls	73	5	78
Free standing	239	21	260

	1,058	31	1,089

	Number of Stores by Building Type
	2009	Additions	2010
One-story	971	29	1,000
Multi-story	87	2	89

	1,058	31	1,089

Distribution Centers

The following table summarizes key information about each of our distribution centers.

Location	Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Retail:
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana	130
Winchester, Virginia	1997	420,000	Pennsylvania, Virginia, Maryland, Delaware, West Virginia	115
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Wyoming	110
Corsicana, Texas	2001	540,000	Texas, Oklahoma, Arkansas, Mississippi, Louisiana	115
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	140
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah, New Mexico	110
Macon, Georgia	2005	560,000	Alabama, Tennessee, Georgia, South Carolina, Florida, Kentucky, North Carolina	150
Patterson, California	2006	360,000	Alaska, California, Oregon, Washington, Idaho	100
Ottawa, Illinois	2008	328,000	Indiana, Illinois, Michigan, Wisconsin	160

E-Commerce:
Monroe, Ohio	2001	940,000	—	—
San Bernardino, California	2010	970,000	—	—

We own all of the distribution centers except Corsicana, Texas, which is leased.

Corporate Facilities

We own our corporate headquarters and several small office buildings used by various corporate departments, including our credit operations, in Menomonee Falls, Wisconsin. Our product development business has leased office space in New York City. We also lease a credit card servicing facility in Texas.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to our ordinary course of business.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

Our Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2010 and 2009.

	Price Range
	High	Low
Fiscal 2010
Fourth Quarter	$58.00	$49.00
Third Quarter	$54.22	$44.07
Second Quarter	$57.35	$45.29
First Quarter	$58.99	$48.40

Fiscal 2009
Fourth Quarter	$58.07	$49.87
Third Quarter	$60.89	$48.43
Second Quarter	$50.39	$40.64
First Quarter	$46.50	$32.50

We have filed with the Securities and Exchange Commission (“SEC”), as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certifications. In 2010, Kevin Mansell, our Chief Executive Officer, submitted a certification with the New York Stock Exchange (“NYSE”) in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that, as of the date of the certification, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

(b) Holders

At March 9, 2011, there were approximately 4,700 record holders of our Common Stock.

(c) Dividends

On February 23, 2011, our Board of Directors declared our first dividend. The $0.25 per share quarterly cash dividend will be paid on March 30, 2011 to shareholders of record as of March 9, 2011.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 12, 2011 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(e) Performance Graph

The graph below compares our cumulative five-year stockholder return to that of the Standard & Poor’s 500 Index and the S&P 500 Department Stores Index. The S&P 500 Department Stores Index was calculated by Capital IQ, a Standard & Poor’s business and includes Kohl’s; JCPenney Company, Inc.; Dillard’s, Inc.; Macy’s, Inc.; Nordstrom Inc.; and Sears Holding Corporation. The graph assumes investment of $100 on January 28, 2006 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

	2005	2006	2007	2008	2009	2010
Kohl's Corporation	$100.00	$165.50	$103.91	$83.05	$113.96	$115.84
S&P 500 Index	100.00	114.99	112.92	68.47	91.16	110.53
S&P 500 Department Stores Index	100.00	143.82	91.83	43.38	72.51	83.17

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities during 2010 which were not registered under the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 17, 2010, we entered into an accelerated share repurchase transaction with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. This accelerated share repurchase was part of the $2.5 billion share repurchase program authorized by our Board of Directors in September 2007. On November 18, 2010, we paid $1.0 billion to Morgan Stanley from cash on hand. We received 17.9 million shares of Kohl’s common stock during the fiscal year ended January 29, 2011. The final 900,000 shares due under the transaction were received in March 2011.

In February 2011, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program by $2.6 billion, from $900 million to $3.5 billion. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions and to complete the program by the end of Fiscal 2013. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 29, 2011:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
Oct. 31 – Nov. 27, 2010	12,564,961	$53.10	12,563,942	$866
Nov. 28, 2010 – Jan. 1, 2011	3,849,395	53.10	3,849,088	866
Jan. 2 – Jan. 29, 2011	1,513,978	53.10	1,513,978	866

Total	17,928,334	$53.10	17,927,008	$3,500	(1)

(1)	Includes additional repurchases authorized in February 2011

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Income and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2010	2009	2008	2007	2006
	(Dollars in Millions, Except Per Share and Per Square Foot Data)
Statement of Income Data:
Net sales	$18,391	$17,178	$16,389	$16,474	$15,597
Cost of merchandise sold	11,359	10,680	10,334	10,460	9,922

Gross margin	7,032	6,498	6,055	6,014	5,675
Selling, general and administrative expenses	4,462	4,196	3,978	3,758	3,472
Depreciation and amortization	656	590	541	452	388

Operating income	1,914	1,712	1,536	1,804	1,815
Interest expense, net	132	124	111	62	41

Income before income taxes	1,782	1,588	1,425	1,742	1,774
Provision for income taxes	668	597	540	658	665

Net income	$1,114	$991	$885	$1,084	$1,109

Net income per share:
Basic	$3.67	$3.25	$2.89	$3.41	$3.34
Diluted	$3.65	$3.23	$2.89	$3.39	$3.31
Operating Data:
Comparable store sales growth (a)	4.4%	0.4%	(6.9%)	(0.8%)	5.9%
Net sales per selling square foot (b)	$222	$217	$222	$249	$256
Total square feet of selling space (end of period, in thousands)	80,139	78,396	74,992	69,889	62,357
Number of stores open (end of period)	1,089	1,058	1,004	929	817
Return on average shareholders' equity (c)	13.6%	13.8%	14.0%	18.5%	19.5%
Balance Sheet Data (end of period):
Working capital	$2,935	$3,095	$1,884	$1,952	$1,481
Property and equipment, net	7,256	7,018	6,984	6,510	5,353
Total assets	13,564	13,160	11,363	10,575	9,046
Long-term debt and capital leases	1,678	2,052	2,053	2,052	1,040
Shareholders’ equity	8,102	7,853	6,739	6,102	5,603

(a)

Comparable store sales growth is based on sales for stores (including E-Commerce sales and relocated or remodeled stores) which were open throughout both the full current and prior year periods. Fiscal 2006 was a 53-week year. Comparable store sales growth for 2006 is presented for the 52-weeks ended January 27, 2007 and excludes approximately $200 million in sales which were earned in the 53rd week of that year.

(b)	Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce. Fiscal 2006 excludes the impact of the 53rd week.
(c)	Average shareholders’ equity is based on a 5-quarter average.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Total net sales for 2010 were $18.4 billion, a 7.1% increase over 2009. Comparable store sales increased 4.4% over 2009. The Southeast region and the Footwear business reported the strongest comparable store sales growth.

Gross margin as a percent of net sales for the year increased approximately 40 basis points over the 2009 rate to 38.2%. Strong inventory management as well as increased penetration of private and exclusive brands contributed to the margin strength.

Selling, general and administrative expenses (“SG&A”) increased 6% compared to the prior year. SG&A as a percentage of net sales, decreased, or “leveraged” primarily driven by store payroll, advertising, and preopening costs.

Net income increased 12% for 2010 to $1.1 billion, or $3.65 per diluted share, compared to $991 million, or $3.23 per diluted share for 2009.

We ended the year with 1,089 stores in 49 states, including 31 which were successfully opened in 2010. We expect to open approximately 40 stores in fiscal 2011. Remodels remain a critical part of our long-term strategy as we believe it is important to maintain our existing store base. We completed 85 remodels in 2010, compared to 51 in 2009, and expect to remodel approximately 100 stores in 2011.

In February 2011, our Board of Directors approved our first ever dividend. The 25 cent per share quarterly dividend will be paid on March 30, 2011 to all shareholders of record as of March 9, 2011. The dividend reflects the Board’s confidence in our long-term cash flow. We expect to use a portion of future free cash flow to continue to pay quarterly dividends. Our Board of Directors also increased the remaining share repurchase authorization under our existing share repurchase program by $2.6 billion, from $900 million to $3.5 billion. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions and to complete the program by the end of Fiscal 2013.

On November 17, 2010, we entered into an accelerated share repurchase transaction with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. This accelerated share repurchase was part of the $2.5 billion share repurchase program authorized by our Board of Directors in September 2007. On November 18, 2010, we paid $1.0 billion to Morgan Stanley from cash on hand. We received a total of 18.8 million shares under the program: 12.6 million shares on November 18, 2010, 3.8 million shares on December 7, 2010, 1.5 million on January 11, 2011, and a final delivery of 0.9 million shares on March 3, 2011.

We installed electronic signs in approximately 100 stores in 2010. We expect to have installed the signs in all stores by Holiday 2012. In-store kiosks were effectively rolled-out to all stores in August 2010. The kiosks allow customers to order items which are not available in the store and have them delivered to their home with no shipping costs. Preliminary results from the kiosks have exceeded our plans and we expect to add an additional kiosk in approximately 100 stores in 2011.

We believe that consumers will remain focused on value in 2011. We intend to continue to be flexible in our sales and inventory planning and in our expense management in order to react to changes in consumer demand. Additionally, merchandise costs in all apparel categories are expected to be up approximately 10% to 15% overall for Fall 2011 due to inflation in the cost of raw materials, labor and fuel. Specific increases are dependent on the category and the related fabric content. We have been preparing for these cost increases for some time and are working diligently to minimize the impact of these higher costs on a consumer that is still buying cautiously and, therefore, less open to paying higher prices for discretionary goods.

Our current expectations for the first quarter and fiscal 2011 compared to the comparable prior year periods are as follows:

		First Quarter	Fiscal 2011
Total sales	Increase	4% - 6%	4% - 6%
Comparable store sales	Increase	2% - 4%	2% - 4%
Gross margin as a percent of sales	Increase	10 - 30 bp	0 - 20 bp
SG&A	Increase	5% - 6.5%	3% - 4.5%
Earnings per diluted share		$0.68 - $0.73	$4.05 - $4.25

This guidance does not reflect any additional share repurchases in fiscal 2011.

Results of Operations

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2010 (“2010”) ended on January 29, 2011, fiscal year 2009 (“2009”) ended on January 30, 2010, and fiscal year 2008 (“2008”) ended on January 31, 2009. All three years were 52-week years.

Net sales.

	2010	2009	2008
Net sales (in millions)	$18,391	$17,178	$16,389
Number of stores:
Opened during the year	31	56	75
Open at end of year	1,089	1,058	1,004
Comparable stores (a)	1,003	929	817
Sales growth:
Total	7.1%	4.8%	(0.5%)
Comparable stores (a)	4.4%	0.4%	(6.9%)
Net sales per selling square foot (b)	$222	$217	$222

(a)	Comparable store sales growth is based on sales for stores (including E-Commerce sales and relocated or remodeled stores) which were open throughout both the full current and prior year periods
(b)	Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce.

The changes in net sales were due to the following:

	2010		2009		2008
	(Dollars in millions)
Comparable store sales:	$	%	$	%	$	%

Stores	$500	3.1%	$(62)	(0.4)%	$(1,209)	(7.8)%
E-commerce	244	51.7	132	38.7	116	51.8

Total	744	4.4	70	0.4	(1,093)	(6.9)
Sales from new stores	469	—	719	—	1,008	—

Total net sales increase (decrease)	$1,213	7.1%	$789	4.8%	$(85)	(0.5)%

Drivers of the changes in comparable store sales were as follows:

	2010	2009	2008
Selling price per unit	(1.5)%	2.3%	1.9%
Units per transaction	(1.5)	(4.3)	(2.9)

Average transaction value	(3.0)	(2.0)	(1.0)
Number of transactions	7.4	2.4	(5.9)

Comparable store sales	4.4%	0.4%	(6.9)%

The Southeast region reported the strongest 2010 sales growth with comparable store sales increases in the mid-single digits. In 2010, the Southeast region benefited from implementing merchandising and marketing tactics similar to those that were implemented in the West region in 2009. All other regions reported comparable store sales increases of two to three percent for the year.

By line of business, Footwear, Men’s and Home outperformed our total company comparable store sales growth for the year. Footwear was led by strength in women’s and juniors’ shoes. Men’s was led by active and basics. Home was strong in electronics and small electrics. Women’s was similar to the company average and was led by Sonoma, juniors, active and updated sportswear. Accessories and Children’s were below the company average. Accessories was strongest in watches, fashion jewelry and sterling silver jewelry. The Children’s business had strength in toys.

E-Commerce sales, which exclude shipping and other revenues, increased 51.7% to $717 million for 2010. The number of E-Commerce transactions increased almost 60% due to increased customer traffic, increased style and size selections offered on-line compared with our in-store selection and the expansion of product categories not available in our stores.

Net sales per selling square foot increased $5 to $222 in 2010. The increase is primarily due to higher comparable store sales.

Net sales for 2009 increased 4.8% over 2008 and comparable store sales increased 0.4%. From a line of business perspective, Accessories reported the strongest comparable store sales in 2009 with strength in sterling silver jewelry, fashion jewelry and handbags. Footwear and Home outperformed the comparable store sales for the year, while Women’s and Children’s trailed the company. Men’s was similar to the company average. The West region, which was favorably impacted by the closure of Mervyn’s department stores, reported the strongest comparable store sales for 2009. E-Commerce sales increased approximately 40% to $473 million for 2009.

Our merchandise mix over the last three years is reflected in the table below:

Women’s	32%
Men’s	19
Home	18
Children’s	12-13
Accessories	10
Footwear	8-9

Gross margin.

	2010	2009	2008
	(Dollars in millions)
Gross margin	$7,032	$6,498	$6,055
As a percent of net sales	38.2%	37.8%	36.9%

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

Gross margin increased $534 million, or 8.2%, in 2010 compared to 2009. Gross margin as a percentage of sales increased 41 basis points to 38.2 % for 2010. Strong inventory management and increased penetration of private and exclusive brands contributed to the margin strength. Average inventory per store at year-end 2010 is approximately one percent higher than 2009. Clearance inventory units per store are approximately 12% lower this year than in 2009. Sales of private and exclusive brands reached 48% of net sales for 2010, an increase of approximately 290 basis points over 2009. Approximately 80 percent of our merchandise receipts are now subject to our size-optimization programs which has also had a positive impact on our gross margin rate.

Merchandise costs across all apparel categories are expected to be up approximately 10 to 15% overall for Fall 2011 due to inflation in the cost of raw materials, labor and fuel. Specific increases are dependent on the category and the related fabric content. We have been preparing for these cost increases for some time and are working diligently to minimize the impact of these higher costs on a consumer that is still buying cautiously and, therefore, less open to paying higher prices for discretionary goods.

Gross margin for 2009 increased $443 million, or 7.3%, over 2008. The improvement in gross margin as a percent of net sales for 2009 compared to 2008 was driven by strong merchandise and inventory management and increased penetration of private and exclusive brands. Sales of private and exclusive brands reached 44% of net sales in 2009, an increase of 220 basis points over 2008.

Selling, general and administrative expenses.

	2010	2009	2008
	(Dollars in millions)
Selling, general, and administrative expenses	$4,462	$4,196	$3,978
As a percent of net sales	24.2%	24.4%	24.3%

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

SG&A for 2010 increased $266 million, or 6.3%, over 2009, but decreased as a percentage of net sales, or “leveraged.” SG&A increased primarily due to store growth, higher sales, and investments in technology and infrastructure related to our E-Commerce business.

Hourly store payroll costs leveraged in 2010 and continue to be driven by sustainable productivity improvements, such as the rollout of electronic signs. Advertising leveraged in 2010 as we intentionally grew this expense less than sales. We continue to modify our media mix to utilize the most cost effective methods. In 2010, we increased direct mail and digital marketing efforts and decreased print media. Preopening expenses leveraged in 2010 as we opened fewer stores. Additionally, a significant number of the stores which opened in 2009 were leased stores which had higher rent expenses during the preopening period. Information services expenses increased as a percentage of net sales, or “deleveraged,” in 2010, primarily due to planned incremental investments in technology and infrastructure related to our E-Commerce business. Distribution costs, which are included in SG&A, totaled $187 million for 2010, $168 million for 2009 and $166 million for 2008.

Net revenues from the credit card program also deleveraged in 2010 due to reductions in late fee revenue as a result of legislative changes. In connection with the April 2006 sale of our proprietary credit card accounts to JPMorgan Chase & Co. (“JPMorgan Chase”), we entered into a service and revenue-sharing agreement. Pursuant to this agreement, JPMorgan Chase issues Kohl’s branded private label credit cards to new and existing Kohl’s customers. Since we do not own the receivables, the receivables and the related allowance for bad debt reserve are not reported on our balance sheets. Risk-management decisions are jointly managed by JPMorgan Chase and us. We handle all customer service functions and are responsible for all advertising and marketing related to credit card customers and the majority of the associated expenses. Net revenues of the program are shared with JPMorgan Chase according to a fixed percentage and are settled monthly. Net revenues include finance charge and late fee revenues, less write-offs of uncollectible accounts and other expenses.

In August 2010, we entered into a Private Label Credit Card Program Agreement with Capital One, National Association (“Capital One”), which will be effective upon transition of the outstanding receivables from JPMorgan Chase to Capital One. We currently expect this transition to happen in the first fiscal quarter of 2011. Kohl’s and Capital One will share in the net risk-adjusted revenue of the portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.

SG&A for 2009 increased $218 million, or 5.5%, over 2008. SG&A increased primarily due to store growth and increased incentive compensation and changes made to our non-management compensation structure.

Depreciation and amortization.

	2010	2009	2008
	(In millions)
Depreciation and amortization	$656	$590	$541

The increases in depreciation and amortization are primarily due to the addition of new stores and remodels.

Operating income.

	2010	2009	2008
	(Dollars in millions)
Operating income	$1,914	$1,712	$1,536
As a percent of net sales	10.4%	10.0%	9.4%

The changes in operating income and operating income as a percent of net sales are due to the factors discussed above.

Interest expense.

	2010	2009	2008
	(In millions)
Interest expense, net	$132	$124	$111

Net interest expense for 2010 increased $8 million, or 6%, over 2009. The increase is attributable to higher interest on our capital leases in 2010.

Net interest expense for 2009 increased $13 million, or 12%, over 2008. The increase is attributable to lower interest income due to lower interest rates on our investments, partially offset by higher average investments. A reduction in capitalized interest due to lower capital expenditures in 2009 also contributed to the increase in interest expense.

Income taxes.

	2010	2009	2008
	(Dollars in millions)
Provision for income taxes	$668	$597	$540
Effective tax rate	37.5%	37.6%	37.9%

The effective tax rate for 2010 was comparable to the 2009 and 2008 tax rates.

Inflation

Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

We are beginning to experience inflation in our merchandise, raw material, labor and fuel costs. Such cost increases were not significant in 2010, but we do expect to see low to mid single-digit cost increases in the first six months of 2011 and low double-digit increases in the last six months of 2011. In our private and exclusive brands, where we have more control over the production and manufacture of the merchandise, we have historically been able to minimize inflationary pressures through measures such as committing earlier for fabric and certain other raw materials and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors in our efforts to minimize the impact of inflation on our merchandise costs and our selling prices.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Our primary sources of funds are cash flow provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. Seasonal cash needs may be met by cash on hand and/or the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures, dividend payments and debt service requirements with available cash and cash equivalents, proceeds from cash flows from operations, short-term trade credit, seasonal borrowings under our revolving credit facility and other sources of financing. We expect to generate adequate cash flow from operating activities to sustain current levels of operations.

As of January 29, 2011, we had cash and cash equivalents of $2.3 billion. We generated $915 million of free cash flow in 2010 and expect to generate $1 billion in 2011. (See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of free cash flow, a non-GAAP financial measure.)

	2010	2009	2008
	(In millions)
Net cash provided by (used in):
Operating activities	$1,676	$2,234	$1,698
Investing activities	(717)	(640)	(963)
Financing activities	(949)	30	(273)

Operating activities.

Cash provided by operations decreased 25% in 2010 to $1.7 billion.

At January 29, 2011, total merchandise inventories increased $113 million, or 4%, from year-end 2009. On a dollars per store basis, merchandise inventories at January 29, 2011 increased 0.9% from year-end 2009. Clearance inventory units per store are down approximately 12%. These changes reflect our various inventory management initiatives, including our conservative sales and receipt planning and lower clearance levels.

Accounts payable at January 29, 2011 decreased $50 million from year-end 2009, compared to increasing $306 million from year-end 2008 to 2009. The change is primarily due to vendor finance initiatives which are now fully implemented. In prior years, we rolled out a receivable financing program whereby a financial institution provides our vendors with financing, at a rate which is below what the vendors could normally obtain on their own. We offer this program to vendors in exchange for extended payment terms. We do not incur any costs or expenses or forfeit any portion of our receivables in connection with this program. Timing of inventory purchases also contributed to the change.

Accounts payable as a percent of inventory was 37.5% at January 29, 2011, compared to 40.6% at year-end 2009. It has been more than a year since we implemented our vendor finance initiatives, so we no longer expect to see the significant improvement in this metric that we have seen in the past. Lower inventory turn also contributed to the decrease.

Cash provided by operations increased 32% over 2008 to $2.2 billion in 2009, primarily due to a $258 million increase in cash flows from accounts payable activities. Accounts payable at January 30, 2010 increased $306 million from year-end 2008. Accounts payable as a percent of inventory was 40.6% at January 30, 2010, compared to 31.5% at year-end 2008, primarily due to strong inventory management, our cycle time reduction initiatives and improved vendor financing management. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Compared to year-end 2008, total merchandise inventories at January 30, 2010 increased 4% and inventory per store decreased 0.9%. Clearance inventory units per store were down approximately 14%. These reductions were the result of inventory management initiatives, including our conservative sales and receipt planning and lower clearance levels.

Investing activities.

Net cash used in investing activities increased $77 million to $717 million in 2010, primarily due to an increase in capital expenditures.

Capital expenditures totaled $761 million for 2010, a $95 million increase over 2009. This increase is primarily due to higher capital spending as a result of increased remodels, the opening of our second E-Commerce fulfillment center and planned incremental IT investments to support our E-Commerce business. These increases were partially offset by reductions in capital spending for new stores.

Capital expenditures, including favorable lease rights, by major category were as follows:

	2011 Estimate	2010	2009	2008
New stores	29%	25%	54%	68
Remodels/relocations	25	32	16	12
Distribution centers	13	11	—	4
Capitalized software	15	13	9	5
Fixtures and store improvements	12	12	9	4
Other	6	7	12	7

Total	100%	100%	100%	100

We expect total capital expenditures of approximately $1 billion in fiscal 2011 due primarily to an increase in new store openings (40 expected in 2011 compared to 31 in 2010). An increase in store remodels (approximately 100 expected in 2011 compared to 85 in 2010), construction of a third fulfillment center to support our E-Commerce business and the roll out of electronic signs to additional stores will also contribute to the increase. The actual amount of our future capital expenditures will depend primarily on the number of new stores opened, the mix of owned, leased or acquired stores, the number of stores remodeled and the timing of distribution center openings. We do not anticipate that our expansion plans will be limited by any restrictive covenants in our financing agreements. We believe that our capital structure is well positioned to support our expansion plans. We anticipate that internally generated cash flows will be the primary source of funding for future growth.

Sales of long-term investments generated cash of $42 million in 2010 and $28 million in 2009. As of January 29, 2011, we had investments in auction rate securities (“ARS”) with a par value of $337 million and an estimated fair value of $276 million. ARS are long-term debt instruments with interest rates reset through periodic short term auctions, which are typically held every 35 days. Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. Substantially all redemptions to date were made at par. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing our ARS. While the auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives.

Net cash used in investing activities decreased $323 million to $640 million in 2009, primarily due to a decrease in capital expenditures. Capital expenditures totaled $666 million for 2009, a $348 million decrease from 2008. This decrease is primarily due to a decrease in the number of new store openings from 75 in 2008 to 56 in 2009.

Financing activities.

Our financing activities used cash of $949 million in 2010 and provided cash of $30 million in 2009. The change is primarily due to treasury stock purchases in the fourth quarter of 2010.

On November 17, 2010, we entered into an accelerated share repurchase transaction with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. This accelerated share repurchase was part of the $2.5 billion share repurchase program authorized by our Board of Directors in September 2007. On November 18, 2010, we paid $1.0 billion to Morgan Stanley from cash on hand. We received a total of 18.8 million shares under the program: 12.6 million shares on November 18, 2010, 3.8 million shares on December 7, 2010, 1.5 million on January 11, 2011, and a final delivery of 0.9 million shares on March 3, 2011. The total number of shares received was generally determined by the discounted average of the daily volume weighted average price of shares traded during the relevant pricing periods.

We have $300 million of long-term debt which was due in March 2011 and $100 million of long-term debt which is due in October 2011. We expect to replace this debt in the second half of 2011. In anticipation of the debt refinancing, we entered into an interest rate swap in December 2010 to hedge our exposure to interest rate risk on the first $200 million of debt issued. Amounts related to this financial instrument were not material. We also expect to refinance our $900 million senior unsecured revolving facility which will expire in October 2011.

In February 2011, our Board of Directors approved our first ever dividend. The 25 cent per share quarterly dividend will be paid on March 30, 2011 to all shareholders of record as of March 9, 2011. The dividend reflects the Board’s confidence in our long-term cash flow. We expect to use a portion of future free cash flow to continue to pay quarterly dividends. Our Board of Directors also increased the remaining share repurchase authorization under our existing share repurchase program by $2.6 billion, from $900 million to $3.5 billion. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions and to complete the program by the end of Fiscal 2013.

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

Our financing activities provided cash of $30 million in 2009 and used cash of $273 million in 2008. The change is primarily due to treasury stock purchases in the first six months of 2008.

Key financial ratios.

Key financial ratios that provide certain measures of our liquidity are as follows:

	2010	2009	2008
Working capital (In Millions)	$2,935	$3,095	$1,884
Current ratio	2.08:1	2.29:1	2.02:1
Debt/capitalization	20.6%	20.8%	23.5%
Ratio of earnings to fixed charges	4.5	4.4	4.5
Return on gross investment*	18.6%	17.6%	16.9%

*	Return on gross investment is a non-GAAP financial measure.

The decrease in working capital and the current ratio as of year-end 2010 compared to year-end 2009 was primarily due to the reclassification of $400 million of debt maturing in 2011 from long-term to short-term and the $1.0 billion purchase of Kohl’s common stock pursuant to the accelerated stock repurchase program. The debt/capitalization ratio was comparable to 2009, as share repurchases offset earnings in equity. The ratio of earnings to fixed charges was consistent with prior years. See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of this ratio.

The increase in working capital and the current ratio as of year-end 2009 compared to year-end 2008 was primarily due to higher cash and cash equivalents. The decrease in the debt/capitalization ratio reflects higher capitalization, primarily due to earnings. The 2009 ratio of earnings to fixed charges was comparable to 2008.

Our Return on Gross Investment (“ROI”) was 18.7% for 2010, 17.7% for 2009 and 16.9% for 2008. The increases were primarily due to higher earnings. ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) divided by average gross investment. Our ROI calculation may not be comparable to similarly titled measures reported by other companies. ROI should be evaluated in addition to, and not considered a substitute for, other financial measures such as return on assets. We believe that ROI measures how effectively we utilize our assets, excluding cash equivalents and long-term investments, to generate earnings.

The following table includes our ROI and return on assets (the most comparable GAAP measure) calculations:

	2010	2009	2008
	(Dollar in millions)
Net income	$1,114	$991	$885
Rent expense	533	498	448
Depreciation and amortization	656	590	541
Net interest	132	124	111
Provision for income taxes	668	597	540

EBITDAR	$3,103	$2,800	$2,525

Average: (1)
Total assets	$13,726	$12,299	$11,066
Cash equivalents and long-term investments (2)	(2,472)	(1,434)	(513)
Goodwill	(9)	(9)	(9)
Deferred tax assets	(86)	(72)	(71)
Accumulated depreciation (3)	3,264	2,824	2,364
Capitalized rent (4)	5,157	4,832	4,306
Accounts payable	(1,441)	(1,259)	(1,066)
Accrued liabilities	(969)	(888)	(786)
Other long-term liabilities	(557)	(443)	(383)

Gross Investment (“AGI”)	$16,613	$15,850	$14,908

Return on Assets (“ROA”) (5)	8.1%	8.1%	8.0%
Return on Gross Investment (“ROI”) (6)	18.7%	17.7%	16.9%

(1)	Represents average of 5 most recent quarter end balances
(2)	Represents excess cash not required for operations
(3)	Includes property and equipment and favorable lease rights
(4)	Represents 10 times store rent expense and 5 times equipment/other rent
(5)	Net income divided by Average total assets
(6)	EBITDAR divided by Gross Investment

Debt Covenant Compliance. Our debt agreements contain various covenants including limitations on additional indebtedness and the following leverage ratio:

(Dollars in Millions)
Total Debt per Balance Sheet	$2,096
Other Debt	—

Subtotal	2,096
Rent x 8	4,263

A Included Indebtedness	$6,359

Net Worth	$8,102
Investments (accounted for under equity method)	—

Subtotal	8,102
Included Indebtedness	6,359

B Capitalization	$14,461

Leverage Ratio (A/B)	0.44
Maximum permitted Leverage Ratio	0.70

As of January 29, 2011, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2011.

Free Cash Flow. We generated free cash flow of $915 million in 2010 and $1.6 billion in 2009. The decrease in free cash flow is primarily a result of lower cash provided by operating activities, as discussed above. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities less capital expenditures. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2010	2009	2008
	(In Millions)
Net cash provided by operating activities	$1,676	$2,234	$1,698
Acquisition of property and equipment and favorable lease rights	(761)	(666)	(1,014)

Free cash flow	$915	$1,568	$684

We expect to generate $1 billion of free cash flow in fiscal 2011.

Contractual Obligations

Our contractual obligations as of January 29, 2011 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In Millions)
Recorded contractual obligations:
Long-term debt	$1,900	$400	$—	$—	$1,500
Capital leases	202	18	32	20	132

	2,102	418	32	20	1,632

Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,615	114	194	194	1,113
Capital leases	140	14	26	22	78
Operating leases (a)	11,280	482	947	931	8,920
Royalties	429	67	143	129	90
Purchase obligations (b)	4,088	4,058	30	—	—

	17,552	4,735	1,340	1,276	10,201

Total	$19,654	$5,153	$1,372	$1,296	$11,833

(a)	Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $168 million for 2010, $157 million for 2009 and $148 million for 2008.
(b)	Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will materially affect liquidity and cash flows.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2010.

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

Insurance Reserve Estimates

We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. The lifetime medical payment limit of $1.5 million per plan participant was eliminated on December 31, 2010.

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

Income Taxes

We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Our effective income tax rate was 37.5% in 2010, 37.6% in 2009 and 37.9% in 2008. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Operating Leases

As of January 29, 2011, we leased 707 of our 1,089 retail stores. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building or land.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2010 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

Cash equivalents and long-term investments earn interest at variable rates and are affected by changes in interest rates. During 2010, average investments were $2.7 billion and average yield was 0.3%. If interest rates on the average 2010 variable rate cash equivalents and long-term investments increased by 100 basis points, our annual interest income would also increase by approximately $27 million assuming comparable investment levels.

We entered into an interest rate swap in December 2010 to hedge our exposure to interest rate risk on the first $200 million of debt that we expect to issue in 2011. Amounts related to this financial instrument were not material and we were not a party to any other material derivative financial instruments in 2010, 2009 or 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control -–Integrated Framework. Based on our assessment, management believes that, as of January 29, 2011, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011 and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 18, 2011

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of the Proxy Statement for our May 12, 2011 Annual Meeting of Shareholders (“our 2011 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2011 Proxy, which information is incorporated herein by reference.

Our executive officers as of March 9, 2011 are as follows:

Name	Age	Position
Kevin Mansell	58	Chairman, Chief Executive Officer, President and Director
Don Brennan	50	Chief Merchandising Officer
John Worthington	47	Chief Administrative Officer
Wesley S. McDonald	48	Senior Executive Vice President — Chief Financial Officer
Peggy Eskenasi	55	Senior Executive Vice President

Mr. Mansell is responsible for Kohl’s long-term growth and profitability along with strategic direction. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. He served as Executive Vice President — General Merchandise Manager from 1987 to 1998. Mr. Mansell joined Kohl’s as a Divisional Merchandise Manager in 1982. Mr. Mansell began his retail career in 1975.

Mr. Brennan was promoted to Chief Merchandising Officer in November 2010 and is responsible for all merchandising divisions, product development, merchandise planning and allocation, as well as E-Commerce. Previously, he had served as Senior Executive Vice President since September 2007. He joined Kohl’s in April 2001 as Executive Vice President, Merchandise Planning and Allocation, and also served as Executive Vice President, General Merchandise Manager Men’s and Children’s from April 2004 to September 2007. Prior to joining Kohl’s, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc. since 1982. Mr. Brennan has almost 30 years of experience in the retail industry.

Mr. Worthington was promoted to Chief Administrative Officer in November 2010 and is responsible for store operations, store administration, merchandise presentation, loss prevention, real estate, information services and purchasing. Previously, he had served as Senior Executive Vice President since September 2007. Prior to this assignment, Mr. Worthington served in a variety of positions with Kohl’s, including Executive Vice President, Director of Stores from 2005 to 2007, Senior Vice President of Stores from 2004 to 2005 and Vice President, Regional Manager from 2002 to 2004. Mr. Worthington was with May Department Stores, Inc. before joining Kohl’s and has over 20 years of experience in the retail industry.

Mr. McDonald was promoted to Senior Executive Vice President, Chief Financial Officer in November 2010 and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, corporate governance, credit and capital investment. Previously, he had served as Executive Vice President, Chief Financial Officer since August 2003. Prior to joining Kohl’s, Mr. McDonald was Vice President, Chief Financial Officer of Abercrombie & Fitch since June 2000. Mr. McDonald served in a variety of management positions with Target Corporation from 1988 to 2000, most recently as Director, Target Corporation IS Finance & Administration. Mr. McDonald has over 20 years of experience in the retail industry.

Ms. Eskenasi was promoted to Senior Executive Vice President in November 2010 and oversees all product development. Previously, she had served as Executive Vice President – Product Development since October 2004. Prior to joining Kohl’s, Ms. Eskenasi served as President of Private Label Brand Development for Saks Inc. and Vice President—General Manager for Frederick Atkins.

Members of our Board of Directors as of March 9, 2011 were as follows:

Kevin Mansell Chairman, President and Chief Executive Officer, Kohl’s Corporation	Frank V. Sica (b)*(c) Managing Partner, Tailwind Capital

Peter Boneparth (a)(c) Senior Advisor, Irving Capital Partners	Peter M. Sommerhauser Shareholder, Godfrey & Kahn, S.C. Law Firm

Steven A. Burd (b)(c) Chairman, President and Chief Executive Officer, Safeway Inc.	Stephanie A. Streeter(a)(c) Former Chairman, President, and Chief Executive Officer, Banta Corporation

John F. Herma (a)(c) Former Chief Operating Officer and Secretary, Kohl’s Corporation	Nina G. Vaca(c) Chairman, Chief Executive Officer, Pinnacle Technical Resources, Inc.

Dale E. Jones (b)(c) Vice Chairman and Partner of the CEO and Board Practice in the Americas, Heidrick and Struggles	Stephen E. Watson(a)*(c)* Former President, Chief Executive Officer of Gander Mountain, L.L.C. Former Chairman and Chief Executive Officer, Department Store Division of Dayton-Hudson Corporation
William S. Kellogg Former Chairman and Chief Executive Officer, Kohl’s Corporation

(a)	2010 Audit Committee member
(b)	2010 Compensation Committee member
(c)	2010 Governance & Nominating Committee member
*	Denotes Chair

Item 11.	Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of our 2011 Proxy, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2011 Proxy, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Party Transactions” section of our 2011 Proxy, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2011 Proxy, which information is incorporated herein by reference.

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
Kevin Mansell
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

/S/ WESLEY S. MCDONALD
Wesley S. McDonald
Senior Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ FRANK SICA Frank Sica Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/S/ JOHN F. HERMA John F. Herma Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ DALE E. JONES Dale E. Jones Director	/S/ NINA VACA Nina Vaca Director

/S/ WILLIAM S. KELLOGG William S. Kellogg Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006.

3.3	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007.

3.4	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 27, 2009.

4.1	Credit Agreement dated as of October 12, 2006 by and among the Company, the Lenders party thereto, Bank of America, N.A., as an Issuing Bank and Syndication Agent, JPMorgan Chase Bank, N.A., US Bank National Association and Wachovia Bank National Association, as Co-Documentation Agents and The Bank of New York, as an Issuing Bank, the Swing Line Lender and the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

4.2	Certain other long-term debt is described in Note 3 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 3 and not filed herewith.

10.1	Private Label Credit Card Program Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

10.2	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc and Capital One, National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

10.3	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.*

10.5	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.7	Kohl’s Corporation Executive Bonus Plan, incorporated herein by reference to the Company’s Schedule 14A (File No. 001-11084) filed on March 27, 2007.*

10.8	1992 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

Exhibit Number	Description
10.9	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.10	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.11	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.12	Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed on March 26, 2010 in connection with the Company’s 2010 Annual Meeting.*

10.13	Form of Executive Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.14	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.15	Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.16	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.17	Summary of Outside Director Compensation.*

10.18	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of September 1, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 26, 2009.*

10.19	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Donald Brennan dated as of December 1, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.20	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and John Worthington dated as of December 1, 2010, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.21	Employment Agreement between the Company and Peggy Eskenasi dated as of December 1, 2010, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.22	Employment Agreement between the Company and Wesley S. McDonald dated as of December 1, 2010, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.23	Form of Executive Compensation Agreement between the Company and various key executives incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

10.24	Summary of Strategic Action Committee Incentive Program incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.*

12.1	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	A management contract or compensatory plan or arrangement.

Schedules have been omitted as they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 18, 2011

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Millions, Except Per Share Data)

	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$2,277	$2,267
Merchandise inventories	3,036	2,923
Deferred income taxes	77	73
Other	255	222

Total current assets	5,645	5,485

Property and equipment, net	7,256	7,018
Long-term investments	277	321
Favorable lease rights, net	193	204
Other assets	193	132

Total assets	$13,564	$13,160

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,138	$1,188
Accrued liabilities	1,027	1,002
Income taxes payable	127	184
Current portion of long-term debt and capital leases	418	16

Total current liabilities	2,710	2,390

Long-term debt and capital leases	1,678	2,052
Deferred income taxes	418	377
Other long-term liabilities	656	488
Shareholders’ equity:
Common stock—$0.01 par value, 800 million shares authorized, 355 and 353 million shares issued	4	4
Paid-in capital	2,225	2,085
Treasury stock, at cost, 64 and 46 million shares	(3,643)	(2,639)
Accumulated other comprehensive loss	(37)	(36)
Retained earnings	9,553	8,439

Total shareholders’ equity	8,102	7,853

Total liabilities and shareholders' equity	$13,564	$13,160

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)

	2010	2009	2008
Net sales	$18,391	$17,178	$16,389
Cost of merchandise sold (exclusive of depreciation shown separately below)	11,359	10,680	10,334

Gross margin	7,032	6,498	6,055
Operating expenses:
Selling, general, and administrative	4,462	4,196	3,978
Depreciation and amortization	656	590	541

Operating income	1,914	1,712	1,536
Other expense (income):
Interest expense	141	134	132
Interest income	(9)	(10)	(21)

Income before income taxes	1,782	1,588	1,425
Provision for income taxes	668	597	540

Net income	$1,114	$991	$885

Net income per share:
Basic	$3.67	$3.25	$2.89
Diluted	$3.65	$3.23	$2.89

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Millions)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total

	Shares	Amount		Shares	Amount
Balance at February 2, 2008	351	$4	$1,911	(40)	$(2,376)	$—	$6,563	$6,102
Net income	—	—	—	—	—	—	885	885
Other comprehensive loss:
Unrealized loss on investments, net of tax of $29	—	—	—	—	—	(46)	—	(46)

Total comprehensive income								839
Stock options and awards	—	—	66	—	—	—	—	66
Net income tax impact from stock option activity	—	—	(6)	—	—	—	—	(6)
Treasury stock purchases	—	—	—	(6)	(262)	—	—	(262)

Balance at January 31, 2009	351	4	1,971	(46)	(2,638)	(46)	7,448	6,739
Net income	—	—	—	—	—	—	991	991
Other comprehensive income:
Unrealized gain on investments, net of tax of $6	—	—	—	—	—	10	—	10

Total comprehensive income								1,001
Stock options and awards	2	—	120	—	—	—	—	120
Net income tax impact from stock option activity	—	—	(6)	—	—	—	—	(6)
Treasury stock purchases	—	—	—	—	(1)	—	—	(1)

Balance at January 30, 2010	353	4	2,085	(46)	(2,639)	(36)	8,439	7,853
Net income	—	—	—	—	—	—	1,114	1,114
Other comprehensive loss:
Unrealized loss on investments, net of tax of $1	—	—	—	—	—	(1)	—	(1)

Total comprehensive income								1,113
Stock options and awards	2	—	145	—	—	—	—	145
Net income tax impact from stock option activity	—	—	(5)	—	—	—	—	(5)
Treasury stock purchases	—	—	—	(18)	(1,004)	—	—	(1,004)

Balance at January 29, 2011	355	$4	$2,225	(64)	$(3,643)	$(37)	$9,553	$8,102

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	2010	2009	2008
Operating activities
Net income	$1,114	$991	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	656	590	541
Share-based compensation	66	64	55
Excess tax benefits from share-based compensation	3	3	—
Deferred income taxes	38	52	84
Other non-cash revenues and expenses	66	52	49
Changes in operating assets and liabilities:
Merchandise inventories	(107)	(119)	60
Other current and long-term assets	(50)	(13)	(40)
Accounts payable	(50)	306	48
Accrued and other long-term liabilities	3	234	42
Income taxes	(63)	74	(26)

Net cash provided by operating activities	1,676	2,234	1,698

Investing activities
Acquisition of property and equipment and favorable lease rights	(761)	(666)	(1,014)
Purchases of investments in auction rate securities	—	—	(53)
Sales of investments in auction rate securities	42	28	93
Other	2	(2)	11

Net cash used in investing activities	(717)	(640)	(963)

Financing activities
Treasury stock purchases	(1,004)	(1)	(262)
Capital lease payments	(17)	(17)	(16)
Proceeds from stock option exercises	75	51	5
Excess tax benefits from share-based compensation	(3)	(3)	—

Net cash (used in) provided by financing activities	(949)	30	(273)

Net increase in cash and cash equivalents	10	1,624	462
Cash and cash equivalents at beginning of year	2,267	643	181

Cash and cash equivalents at end of year	$2,277	$2,267	$643

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Accounting Policies

Business

As of January 29, 2011, Kohl’s Corporation operated 1,089 family-oriented department stores that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers. Our stores are located in 49 states.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise noted, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2010 (“2010”) ended on January 29, 2011. Fiscal year 2009 (“2009”) ended on January 30, 2010. Fiscal year 2008 (“2008”) ended on January 31, 2009. Fiscal 2010, 2009 and 2008 were 52-week years.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period Consolidated Statements of Income and Consolidated Statements of Cash Flows to conform to the 2010 presentation.

Cash and Cash Equivalents

In addition to money market investments, cash equivalents include commercial paper with an original maturity of three months or less. We carry these investments at cost which approximates fair value.

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $70 million at January 29, 2011 and $68 million at January 30, 2010.

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

Property and Equipment

Property and equipment consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
Land	$1,032	$1,040
Buildings and improvements	6,334	5,887
Store fixtures and equipment	2,309	2,169
Property under capital leases	271	242
Construction in progress	166	138
Capitalized software	492	395

Total property and equipment	10,604	9,871
Less accumulated depreciation	(3,348)	(2,853)

	$7,256	$7,018

Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodeling of existing locations in process at the end of each year.

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property rights under capital leases and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less. Depreciation and amortization expense for property and equipment, including property under capital leases and capitalized software, totaled $645 million for 2010, $580 million for 2009 and $528 million for 2008.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	8-40 years
Store fixtures and equipment	3-15 years
Property under capital leases	5-40 years
Computer hardware and software	3-8 years

Property and equipment acquired through capital leases totaled $34 million for 2010, $14 million for 2009 and $18 million for 2008.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Capitalized Interest

We capitalize interest on the acquisition and construction of new locations and expansion of existing locations and depreciate that amount over the lives of the related assets. Capitalized interest was $6 million for 2010, $5 million for 2009 and $8 million for 2008.

Favorable Lease Rights

Favorable lease rights are generally amortized on a straight-line basis over the remaining base lease term plus certain options with a maximum of 50 years. Amortization begins when the respective stores are opened. Accumulated amortization was $130 million at January 29, 2011 and $119 million at January 30, 2010. Amortization expense was $11 million for 2010, $10 million for 2009 and $13 million for 2008. Amortization expense for current favorable lease rights is estimated to be $11 million per year for each of the next three years and $10 million per year for 2014 and 2015.

Long-Lived Assets

All property and equipment and other long-lived assets (including favorable lease rights, trademarks and goodwill) are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded in 2010, 2009, or 2008 as a result of the tests performed.

Accrued Liabilities

Accrued liabilities consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
Various liabilities to customers	$267	$221
Payroll and related fringe benefits	184	201
Sales, property and use taxes	159	156
Due to JPMorgan Chase	84	121
Accrued construction costs	97	76
Accrued interest	21	22
Other	215	205

	$1,027	$1,002

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

but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. The lifetime medical payment limit of $1.5 million per plan participant was eliminated on December 31, 2010. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits, excluding administrative expenses and before pre-funding, were approximately $89 million at January 29, 2011 and $85 million at January 30, 2010. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.

Long-term Liabilities

Other long-term liabilities consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
Property-related liabilities (straight-line rents and rent incentives)	$474	$311
Unrecognized tax benefits, including accrued interest and penalties	120	114
Deferred compensation	38	35
Other	24	28

	$656	$488

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

•      Costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense

•      Other administrative costs

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

Advertising

Advertising costs, which include primarily television and radio broadcast, direct mail, and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	2010	2009	2008
	(In Millions)
Gross advertising costs	$1,017	$988	$1,037
Vendor allowances	(148)	(142)	(147)

Net advertising costs	$869	$846	$890

Net advertising costs as a percent of net sales	4.7%	4.9%	5.4%

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

The information required to compute basic and diluted net income per share is as follows:

	2010	2009	2008
	(In Millions except per share data)
Numerator—net income	$1,114	$991	$885

Denominator—weighted average shares
Basic	304	305	306
Impact of dilutive employee stock options (a)	2	1	1

Diluted	306	306	307

Net income per share:
Basic	$3.67	$3.25	$2.89
Diluted	$3.65	$3.23	$2.89

(a)	Excludes 8 million options for 2010, 17 million options for 2009 and 18 million options for 2008 as the impact of such options was antidilutive.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Business and Summary of Accounting Policies (continued)

Stock Options

Stock-based compensation expense, including stock options and nonvested stock awards, is recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

2.	Long-term Investments

As of January 29, 2011, the par value of our long-term investments was $338 million and the estimated fair value was $277 million. Our auction rate securities (“ARS”) portfolio consists entirely of highly-rated, insured student loan backed securities. Substantially all of the principal and interest is insured by the federal government and the remainder is insured by highly-rated insurance companies. Approximately $145 million of our ARS (at fair value) are rated “AAA” by Moody’s, Standard & Poor’s and/or Fitch Ratings.

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

We intend to hold these ARS until maturity or until we can liquidate them at par value. Based on our other sources of liquidity, we do not believe we will be required to sell them before recovery of par value. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Consolidated Balance Sheet. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2056. The weighted-average maturity date is 2035. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Consolidated Balance Sheet.

ASC No. 820, “Fair Value Measurements and Disclosures,” requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Financial instruments with unadjusted, quoted prices listed on active market exchanges.
Level 2:	Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over-the-counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3:	Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Long-term Investments (continued)

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

The following table presents a rollforward of our long-term ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

	2010	2009
	(In Millions)
Balance at beginning of year	$320	$332
Sales	(42)	(28)
Unrealized gains / (losses)	(2)	16

Balance at end of year	$276	$320

Unrealized gains / (losses) are reported net of deferred taxes of $1 million at January 29, 2011 and $6 million at January 30, 2010 as a component of Accumulated Other Comprehensive Gain (Loss) in the Consolidated Statements of Changes in Shareholders’ Equity.

3.	Debt

Long-term debt consists of the following:

Maturing	Rate	Jan. 29, 2011	Jan. 30, 2010
		($ in Millions)
Non-callable and unsecured senior debt:
March 2011	6.32%	$300	$300
October 2011	7.41%	100	100
2017	6.31%	650	650
2029	7.36%	200	200
2033	6.05%	300	300
2037	6.89%	350	350

Total senior debt	6.55%	1,900	1,900
Capital lease obligations		202	174
Unamortized debt discount		(6)	(6)
Less current portion		(418)	(16)

Long-term debt and capital leases		$1,678	$2,052

Based on quoted market prices (Level 1 per ASC No. 820, “Fair Value Measurements and Disclosures”), the estimated fair value of our senior debt was approximately $2.1 billion at both January 29, 2011 and January 30, 2010.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Debt (continued)

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. Depending on the type of advance under these facilities, amounts borrowed bear interest at competitive bid rates; LIBOR plus a margin, depending on our long-term unsecured debt ratings; or the agent bank’s base rate. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million. There were no draws on these facilities during 2010 or 2009. Prior to or upon termination of these facilities, we plan to renew or replace them with similar arrangements.

Our debt agreements contain various covenants including limitations on additional indebtedness and certain financial tests. As of January 29, 2011, we were in compliance with all covenants of the debt agreements.

We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $78 million at January 29, 2011, issued under uncommitted lines with two banks.

In December 2010, we entered into a $200 million forward starting interest rate swap. We entered into this derivative financial instrument to reduce risk associated with movements in interest rates on debt which we expect to issue in the second half of fiscal 2011. This derivative financial instrument qualifies as a cash flow hedge. Accordingly, the effective portion of the instrument’s gains or losses is reported as a component of other comprehensive income and will be reclassified into earnings when the interest payments on the forecasted debt transaction affect earnings. Amounts related to this financial instrument were not material in 2010.

Interest payments, net of amounts capitalized, were $140 million for 2010, $133 million for 2009 and $145 million for 2008.

4.	Commitments

We lease certain property and equipment. Rent expense is recognized on a straight-line basis over the expected lease term. The lease term begins on the date we become legally obligated for the rent payments or we take possession of the building or land, whichever is earlier. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty. Failure to exercise such options would result in the recognition of accelerated depreciation expense of the related assets.

Rent expense charged to operations was $533 million for 2010, $498 million for 2009 and $448 million for 2008. Rent expense includes contingent rents, which are based on sales, of $3 million for 2010, $2 million for 2009 and $3 million for 2008. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Commitments (continued)

Assets held under capital leases are included in property and equipment and depreciated over the term of the lease. Assets under capital leases consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
Buildings and improvements	$236	$214
Equipment	35	27
Less accumulated depreciation	(110)	(89)

	$161	$152

Future minimum lease payments at January 29, 2011, are as follows:

	Capital Leases	Operating Leases
	(In Millions)
Fiscal Year:
2011	$32	$482
2012	30	476
2013	28	471
2014	23	468
2015	19	463
Thereafter	210	8,920

	342	$11,280

Less amount representing interest	140

Present value of lease payments	$202

5.	Benefit Plans

We have an Employee Stock Ownership Plan (“ESOP”) for the benefit of our non-management associates. Contributions are made at the discretion of the Board of Directors. ESOP expenses totaled $20 million for 2010, $17 million for 2009 and $8 million for 2008. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

We also have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 100% of their base compensation, subject to certain statutory limits. Prior to 2010, we matched 100% of the first 3% of each participant’s contribution. This match was increased to 5% in 2010. Prior to 2010, we also made defined annual contributions for all qualifying associates based on a percentage of qualifying payroll earnings. Defined contribution plan expense, net of forfeitures, was $34 million for 2010, $37 million for 2009 and $30 million for 2008.

We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for 2010, 2009, and 2008 was immaterial.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

Deferred income taxes consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
Deferred tax liabilities:
Property and equipment	$747	$653
Deferred tax assets:
Merchandise inventories	27	36
Accrued and other liabilities, including stock options	231	190
Accrued step rent liability	124	100
Unrealized loss on auction rate securities	24	23

	406	349

	$341	$304

The components of the provision for income taxes are as follows:

	2010	2009	2008
	(In Millions)
Current federal	$562	$480	$411
Current state	69	59	45
Deferred federal	34	53	76
Deferred state	3	5	8

	$668	$597	$540

Amounts paid for income taxes	$689	$470	$471

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2010	2009	2008
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	2.9	3.1
Tax-exempt interest income	(0.3)	(0.3)	(0.2)

Provision for income taxes	37.5%	37.6%	37.9%

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2003 through 2010 tax years. State returns subject to examination are generally for the 2003 through 2010 tax years. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes (continued)

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2010	2009
	(In Millions)
Balance at beginning of year	$89	$92
Increases due to:
Tax positions taken in prior years	—	5
Tax positions taken in current year	25	20
Decreases due to:
Tax positions taken in prior years	(9)	(8)
Settlements with taxing authorities	(4)	(13)
Lapse of applicable statute of limitations	(5)	(7)

Balance at end of year	$96	$89

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $24 million at January 29, 2011 and $25 million at January 30, 2010. Interest and penalty expense was $7 million for 2010 and $4 million for 2009.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $64 million as of January 29, 2011 and $59 million as of January 30, 2010.

It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

7.	Stock-Based Compensation

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers, key employees and directors. As of January 29, 2011, there were 18.5 million shares authorized and 18.2 million shares available for grant under the 2010 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

Annual grants of stock options and nonvested stock are made in the first quarter of the subsequent fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year. We also have outstanding options which were granted under previous compensation plans.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Options granted to directors have a term of 10 years.

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions as of the grant date:

	2010	2009	2008
Dividend yield	0%	0%	0%
Volatility	33.5%	42.8%	36.6%
Risk-free interest rate	2.3%	1.8%	2.5%
Expected life in years	5.5	5.4	5.3
Weighted average fair value at grant date	$19.07	$17.68	$15.52

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

The following table summarizes our stock option activity for 2010, 2009, and 2008:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	19,848	$52.10	19,134	$53.01	17,313	$55.79
Granted	656	54.56	3,034	42.88	3,568	41.93
Exercised	(1,848)	40.46	(1,273)	39.83	(135)	40.87
Forfeited/expired	(787)	57.25	(1,047)	56.79	(1,612)	59.37

Balance at end of year	17,869	$53.17	19,848	$52.10	19,134	$53.01

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $25 million in 2010, $20 million in 2009 and $1 million in 2008.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

Additional information related to stock options outstanding and exercisable at January 29, 2011, segregated by exercise price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
$ 17.00 – $ 35.50	1,646	3.6	$29.43	1,339	3.3	$29.65
$ 35.51 – $ 38.30	170	4.6	37.27	74	4.3	37.14
$ 38.31 – $ 41.63	2,232	5.2	41.58	432	5.4	41.44
$ 41.64 – $ 45.57	1,894	4.6	43.03	906	5.0	43.03
$ 45.58 – $ 50.37	2,317	7.6	48.20	1,888	8.1	48.05
$ 50.38 – $ 51.81	2,377	4.0	51.39	2,303	3.9	51.39
$ 51.82 – $ 66.25	3,092	5.3	59.29	2,146	5.1	60.65
$ 66.26 – $ 75.90	1,436	5.2	68.48	1,337	5.3	68.23
$ 75.91 – $ 77.62	2,705	3.2	75.98	2,053	3.2	75.98

	17,869	4.8	$53.17	12,478	4.8	$54.96

Intrinsic value (in thousands)	$82,633			$48,003

The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on January 29, 2011 ($51.20) over the exercise price multiplied by the applicable number of stock options.

Nonvested stock awards

We have also awarded shares of nonvested common stock to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Nonvested stock awarded to employees generally vests over three to five years. Beginning in 2010, nonvested stock was awarded upon a director’s election or re-election to our Board of Directors. Director awards vest over the term to which the director was elected, generally one year.

The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Stock-Based Compensation (continued)

The following table summarizes nonvested stock activity for 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	883	$45.44	276	$54.39	150	$69.98
Granted	498	55.24	715	43.04	187	44.86
Vested	(219)	47.52	(76)	57.13	(54)	64.48
Forfeited	(46)	47.75	(32)	42.51	(7)	54.90

Balance at end of year	1,116	$49.30	883	$45.44	276	$54.39

The aggregate fair value of awards at the time of vesting was $12 million in 2010, $3 million in 2009 and $2 million in 2008.

Other required disclosures

Stock-based compensation expense for both stock options and nonvested stock awards is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $66 million for 2010, $64 million for 2009 and $55 million for 2008. At January 29, 2011, we had approximately $120 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted average period of 2.7 years.

8.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our financial position or results of operations.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Quarterly Financial Information (Unaudited)

	2010
	First	Second	Third (1)	Fourth
	(In Millions, Except Per Share Data)
Net sales	$4,035	$4,100	$4,218	$6,038
Gross margin	$1,537	$1,651	$1,622	$2,223
Net income	$199	$260	$163	$493
Basic shares	307	307	307	295
Basic net income per share	$0.65	$0.84	$0.53	$1.67
Diluted shares	309	308	308	297
Diluted net income per share	$0.64	$0.84	$0.53	$1.66

	2009
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
Net sales	$3,638	$3,806	$4,051	$5,682
Gross margin	$1,368	$1,520	$1,539	$2,070
Net income	$137	$229	$193	$431
Basic shares	305	305	305	306
Basic net income per share	$0.45	$0.76	$0.63	$1.41
Diluted shares	306	306	308	308
Diluted net income per share	$0.45	$0.75	$0.63	$1.40

(1)	As discussed in our Quarterly Report on Form 10-Q for the period ended October 30, 2010, we identified various errors in our accounting for leased properties and completed a detailed review of each of our leases in the third quarter of fiscal 2010. These corrections, which were not material to our previously reported financial statements and were recorded as a correction of an error, reduced third quarter net income by $31 million and both basic and diluted earnings per share by $0.10.

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly net income per share may not equal the annual net income per share.

10.	Related Party

One of our directors is also a shareholder of a law firm which performs legal services for us.

We have agreements with Blackhawk Network, Inc. (“Blackhawk”) pursuant to which Blackhawk distributes our prepaid gift cards for sale in various retail outlets and, beginning in 2008, to which we will sell prepaid gift cards for other retailers in our stores. We pay Blackhawk a fee for Kohl’s gift cards which are sold at other retailers and receive a fee for selling gift cards for other retailers in our stores. Blackhawk is a subsidiary of Safeway Stores, Inc. (“Safeway”) and one of our directors is Chairman, President and Chief Executive Officer of Safeway. This director also holds a small minority ownership interest in Blackhawk. The agreements were entered into in the ordinary course of our business, and our director was not involved in any negotiations. Blackhawk is a leading provider of gift card marketing services in the retail industry, and Safeway has confirmed that the terms of our agreements with Blackhawk are substantially similar to the terms of Blackhawk’s agreements with other similarly situated national retailers.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Treasury Stock Repurchases

On November 17, 2010, we entered into an accelerated share repurchase transaction with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) to repurchase $1.0 billion of Kohl’s common stock on an accelerated basis. This accelerated share repurchase was part of the $2.5 billion share repurchase program authorized by our Board of Directors in September 2007.

We received a total of 18.8 million shares under the program: 12.6 million shares on November 18, 2010, 3.8 million shares on December 7, 2010, 1.5 million on January 11, 2011, and a final delivery of 0.9 million shares on March 3, 2011. The total number of shares received was generally determined by the discounted average of the daily volume weighted average price of shares traded during the relevant pricing periods.