Form 10-Q
period 2011-04-30
KOHLS Corp
filed 2011-06-01
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 2011

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

  Yes                                  No        X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 28, 2011 Common Stock, Par Value $0.01 per Share, 281,089,311 shares outstanding.

KOHL’S CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	April 30, 2011	January 29, 2011	May 1, 2010
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,668	$2,277	$2,388
Merchandise inventories	3,193	3,036	3,017
Deferred income taxes	87	77	91
Other	257	255	209

Total current assets	5,205	5,645	5,705

Property and equipment, net	7,325	7,256	7,109
Long-term investments	250	277	318
Favorable lease rights, net	190	193	201
Other assets	216	193	133

Total assets	$13,186	$13,564	$13,466

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payables	$1,397	$1,138	$1,412
Accrued liabilities	971	1,027	895
Income taxes payable	85	127	113
Current portion of long-term debt and capital leases	118	418	318

Total current liabilities	2,571	2,710	2,738

Long-term debt and capital leases	1,665	1,678	1,754
Deferred income taxes	452	418	380
Other long-term liabilities	674	656	497

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,251	2,225	2,133
Treasury stock, at cost	(4,092)	(3,643)	(2,642)
Accumulated other comprehensive loss	(31)	(37)	(36)
Retained earnings	9,692	9,553	8,638

Total shareholders’ equity	7,824	8,102	8,097

Total liabilities and shareholders’ equity	$13,186	$13,564	$13,466

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended
	April 30, 2011	May 1, 2010

Net sales	$4,162	$4,035
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,576	2,498

Gross margin	1,586	1,537
Operating expenses:
Selling, general, and administrative	1,068	1,035
Depreciation and amortization	156	151

Operating income	362	351

Interest expense, net	29	31

Income before income taxes	333	320
Provision for income taxes	122	121

Net income	$211	$199

Net income per share:
Basic:
Basic	$0.73	$0.65
Average number of shares	288	307
Diluted:
Diluted	$0.73	$0.64
Average number of shares	290	309

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

	Common Stock		Paid-In	Treasury Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Total

Balance at January 29, 2011	355	$4	$2,225	(64)	$(3,643)	$9,553	$(37)	$8,102

Net income	-	-	-	-	-	211	-	211

Other comprehensive income:
Unrealized gain(loss) on:
Investments, net of tax of $6	-	-	-	-	-	-	8	8
Interest rate derivative, net of tax of $1	-	-	-	-	-	-	(2)	(2)

Total comprehensive income								217

Stock options and awards	2	-	28	-	-	-	-	28

Net income tax impact from exercise of stock options	-	-	(2)	-	-	-	-	(2)

Dividends paid ($0.25 per share)	-	-	-	-	-	(72)	-	(72)

Treasury stock purchases	-	-	-	(10)	(449)	-	-	(449)

Balance at April 30, 2011	357	$4	$2,251	(74)	$(4,092)	$9,692	$(31)	$7,824

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Three Months (13 Weeks) Ended
	April 30, 2011	May 1, 2010
Operating activities
Net income	$211	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	151
Share-based compensation	15	14
Excess tax benefits from share-based compensation	1	2
Deferred income taxes	20	(16)
Other non-cash revenues and expenses	5	9
Changes in operating assets and liabilities:
Merchandise inventories	(156)	(92)
Other current and long-term assets	(21)	12
Accounts payable	260	224
Accrued and other long-term liabilities	(88)	(146)
Income taxes	(46)	(70)

Net cash provided by operating activities	357	287

Investing activities
Acquisition of property and equipment	(226)	(191)
Sales of investments in auction rate securities	41	4
Other	-	(1)

Net cash used in investing activities	(185)	(188)

Financing activities
Treasury stock purchases	(416)	(3)
Long-term debt and capital lease payments	(305)	(5)
Dividends paid	(72)	-
Proceeds from stock option exercises	13	32
Excess tax benefits from share-based compensation	(1)	(2)

Net cash (used in) provided by financing activities	(781)	22

Net (decrease) increase in cash and cash equivalents	(609)	121
Cash and cash equivalents at beginning of period	2,277	2,267

Cash and cash equivalents at end of period	$1,668	$2,388

Supplemental information:
Interest paid, net of capitalized interest	$16	$15
Income taxes paid	149	207

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

Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations are impacted by the timing and amount of sales and costs associated with the opening of new stores.

We operate as a single business unit.

Certain reclassifications have been made to the prior period financial statements to conform to the 2011 presentation.

2.	Debt

Long-term debt consists of the following:

Maturing	Weighted Average Effective Rate	April 30, 2011	January 29, 2011	May 1, 2010
	(Dollars in Millions)
Non-callable and unsecured senior debt:
March 2011	-	$-	$300	$300
October 2011	7.41%	100	100	100
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.59%	1,600	1,900	1,900
Capital lease obligations		189	202	178
Unamortized debt discount		(6)	(6)	(6)
Less current portion		(118)	(418)	(318)

Long-term debt and capital leases		$1,665	$1,678	$1,754

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.	Fair Value Measurements

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

Our cash and cash equivalents and long-term debt are financial instruments classified as a Level 1 pricing category. The carrying value of our cash and cash equivalents approximates fair value because maturities are three months or less. As of April 30, 2011, our long-term debt had a carrying value of $1.6 billion and a fair value of $1.8 billion.

We repaid $300 million of long-term debt in March 2011. An additional $100 million of long-term debt will be due in October 2011. We expect to replace this debt with new debt financing in the third quarter of 2011. In anticipation of the debt refinancing, we entered into interest rate swaps in December 2010 and May 2011 to hedge our exposure to the risk of increases in interest rates on $400 million of debt we expect to issue. The interest rate swaps have a ten-year term. Amounts related to these financial instruments were not material.

As of April 30, 2011, the par value of our long-term investments was $297 million and the estimated fair value was $250 million. Our long-term investments consist primarily of investments in auction rate securities (“ARS”). We intend to hold these ARS until maturity or until we can liquidate them at par value. Based on our other sources of liquidity, we do not believe we will be required to sell them before recovery of par value. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Consolidated Balance Sheet. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2056. The weighted-average maturity date is 2035.

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

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

maturity. The discount rate was calculated using the closest match available for other insured asset backed securities. A market failure scenario was employed as recent successful auctions of these securities were very limited.

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

	2011	2010
	(In Millions)
Balance at beginning of year	$276	$320
Sales	(41)	(4)
Unrealized gains	14	1

Balance at end of quarter	$249	$317

4.	Share-Based Compensation

We currently grant share-based compensation, including options to purchase shares of our common stock and nonvested stock, pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan. Annual grants of stock options and nonvested stock are generally made to eligible employees in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year.

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first quarter of the respective fiscal year based on the following assumptions:

	2011	2010
Volatility	33.1%	33.6%
Risk-free interest rate	2.2%	2.5%
Expected life in years	5.4	5.4
Dividend yield	1.8%	0%
Weighted-average fair value at grant date	$14.81	$19.51

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes our stock option activity for the first three months of 2011 and 2010:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	17,869	$53.17	19,848	$52.10
Granted	749	52.78	458	55.66
Exercised	(286)	45.05	(872)	36.27
Forfeited/expired	(482)	63.77	(139)	54.06

Balance at end of quarter	17,850	$53.00	19,295	$52.89

The following table summarizes our nonvested stock activity for the first three months of 2011 and 2010:

	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,116	$49.30	883	$45.44
Granted (1)	978	52.11	430	55.74
Vested	(246)	49.23	(177)	47.41
Forfeited	(6)	54.28	(2)	42.89

Balance at end of quarter	1,842	$50.79	1,134	$49.03

(1)	Includes 469 thousand shares granted in March 2011 which include both performance and service vesting conditions.

Total share-based compensation expense was $15 million for the three months ended April 30, 2011 and $14 million for the three months ended May 1, 2010.

At April 30, 2011, we had approximately $166 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted average period of 3.6 years.

5.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(In Millions)
Numerator - Net income	$211	$199
Denominator - Weighted average shares:
Basic	288	307
Impact of dilutive employee stock options (a)	2	2

Diluted	290	309

(a)	Excludes 9 million weighted-average shares for both the three months ended April 30, 2011 and May 1, 2010 as the impact of such shares was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the first quarter of 2011” or “2011” are for the 13-week fiscal period ended April 30, 2011 and all references to “the first quarter of 2010” or “2010” are for the 13-week fiscal period ended May 1, 2010.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2010 Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2010 Annual Report on Form 10-K (particularly in “Risk Factors”).

Executive Summary

We believe that consumers will remain focused on value throughout 2011. We intend to continue to be flexible in our sales and inventory planning and in our expense management in order to react to changes in consumer demand. Additionally, merchandise costs in all apparel categories are expected to be up approximately 10% to 15% overall for Fall 2011 due to inflation in the cost of raw materials, labor and fuel. Specific increases are dependent on the category and the related fabric content. We have been preparing for these cost increases for some time and are working diligently to minimize the impact of these higher costs on a consumer that is still buying cautiously and, therefore, less open to paying higher prices for discretionary goods.

Diluted earnings per share increased 14% to $0.73 in the first quarter of 2011, compared to $0.64 in the first quarter of 2010. Net income was $211 million for the quarter compared to $199 million in the prior-year quarter.

Total sales for the first quarter were $4.2 billion this year, an increase of 3.1 percent over last year. Comparable store sales for the quarter increased 1.3 percent, driven by a 1.1 percent increase in transactions per store. Average transaction value was up 0.2 percent reflecting a 2.9 percent increase in average unit retail that was largely offset by a 2.7 percent decrease in units per transaction. E-Commerce sales increased 47% for the quarter and contributed approximately 150 basis points to the increase in our comparable store sales.

Gross margin as a percent of net sales increased 3 basis points in the quarter. Selling, general and administrative expenses increased $33 million, or 3%, compared to the prior-year quarter.

We operated 1,097 stores as of April 30, 2011 and 1,067 as of May 1, 2010. Selling square footage was 81 million at April 30, 2011 and 79 million at May 1, 2010.

We opened nine new stores this quarter and plan to open another 31 stores in the fall season. We expect to remodel 100 stores in 2011; significantly more than the 85 stores in 2010 and the 51 stores in 2009.

We have installed electronic signs in approximately 100 stores. We expect to have installed electronic signs in approximately 400 stores by the end of fiscal 2011 and in all stores by Holiday 2012.

On April 1, 2011, Capital One, National Association (“Capital One”) acquired the right, title and interest in approximately 20 million proprietary Kohl’s credit card accounts and the outstanding balances associated with these accounts from Chase Bank USA, National Association (“Chase”). Transfer of these accounts marked the commencement of the seven-year private label credit card program agreement with Capital One which we entered into on August 11, 2010. Pursuant to this agreement, Capital One will offer private label credit cards to new and existing customers of Kohl’s (the “Program”). We will continue to handle all customer service functions and will continue to be responsible for all advertising and marketing related to our credit card customers. Kohl’s and Capital One will share in the net risk-adjusted revenue of the portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue.

Our current expectations for the second quarter of fiscal 2011 compared to the comparable prior-year quarter are as follows:

Second Quarter
Total sales	Increase	4% - 6%
Comparable store sales	Increase	2% - 4%
Gross margin as a percent of sales	Increase	0 - 20	bp
SG&A	Increase	3% - 4.5%
Earnings per diluted share		$0.96 - $1.02

Fiscal 2011
Earnings per diluted share		$4.25 - $4.40

Earnings per diluted share expectations assume that we repurchase 8.2 million shares ($450 million at $55 per share) ratably throughout the second quarter. No share repurchases were assumed during the third and fourth quarters.

Results of Operations

Net Sales

Total net sales increased 3.1% from $4.0 billion in the first quarter of 2010 to $4.2 billion in the first quarter of 2011. Comparable store sales increased 1.3 percent. The increases in comparable store sales and total net sales were due to the following:

	2011		2010
	(Dollars in Millions)
Comparable store sales:
Stores	$(7)	(0.2) %	$222	6.3%
E-commerce	59	46.5	43	50.2

Total	52	1.3	265	7.4
Sales from new stores	75	-	132	-

Total net sales increase	$127	3.1%	$397	10.9%

Drivers of the changes in comparable store sales, which are sales from stores (including E-Commerce sales and relocated or remodeled stores) open throughout the full current and prior fiscal year periods, were as follows:

	2011	2010
Selling price per unit	2.9%	(1.8%)
Units per transaction	(2.7)	0.4

Average transaction value	0.2	(1.4)
Number of transactions	1.1	8.8

Comparable store sales	1.3%	7.4%

From a line of business perspective, Home reported the strongest comparable store sales for the quarter, on strong sales in tabletop, food preparation, electrics and bedding. Men’s and Accessories also outperformed the company average. Men’s was driven by active, dress clothing, and basics and Accessories was led by watches and sterling silver jewelry. Children’s and Women’s also achieved positive comparable sales for the quarter. Children’s had strength in toys and infant/toddlers. Strong performers in Women’s included active, updated sportswear and intimate.

Footwear, which has consistently outperformed the overall company in recent years, reported a low single-digit comparable sales decrease. Women’s shoes were the strongest category in the footwear business. Athletic shoes were the most difficult, driven by declines in the toning category.

The Southeast region reported the strongest comparable store sales for the fifth consecutive quarter. The South-Central, Mid-Atlantic and West regions posted positive comparable store sales for the quarter. The Midwest region reported the lowest comparable sales for the quarter with a negative single-digit decline.

Private and exclusive brands as a percentage of total sales increased approximately 240 basis points to 50% of sales for the quarter. Private brands such as Sonoma, So., and Apt. 9 performed well. Exclusive brands like FILA, Food Network, Lauren Conrad, Simply Vera Vera Wang and Candies continued their strong double-digit sales increases in the quarter.

E-Commerce sales increased approximately 47% for the quarter to $187 million. The sales growth is primarily the result of an increased number of transactions. We expect our E-Commerce business to generate $1 billion of sales in fiscal 2011.

Gross Margin

			Increase
	2011	2010	$	%
	(Dollars in Millions)
Gross margin	$1,586	$1,537	$49	3%
Gross margin as a percent of net sales	38.1%	38.1%

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

Gross margin as a percent of net sales increased three basis points to 38.1% for the first quarter of 2011. Inventory management, increased penetration of private and exclusive brands, and our ongoing markdown and size optimization initiatives contributed to the increased margin. Inventory per store decreased two percent in units and increased three percent in dollars. Clearance inventory per store decreased approximately 20% in units and 30% in dollars.

Selling, General and Administrative Expenses

			Increase
	2011	2010	$	%
	(Dollars in Millions)
S,G&A	$1,068	$1,035	$33	3%
S,G&A as a percent of net sales	25.7%	25.6%

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

SG&A increased 3 percent over the prior-year quarter. SG&A as a percentage of net sales increased, or “deleveraged,” two basis points in the quarter. Credit expenses leveraged over the prior-year quarter, primarily driven by lower bad debt expense and increased net revenue from the transition of our credit card portfolio to Capital One. Store payroll expenses also leveraged during the quarter. Increased remodeling costs contributed to deleveraging in store controllable expenses. Advertising, distribution centers and IT also did not leverage during the quarter.

Depreciation and Amortization

Depreciation and amortization increased three percent from $151 million in the first quarter of 2010 to $156 million in the current-year quarter. The increase is primarily attributable to new stores and remodels.

Operating Income

			Increase
	2011	2010	$	%

	(Dollars in Millions)
Operating income	$362	$351	$11	3%
Operating income as a percent of net sales	8.7%	8.7%

Operating income increased three percent over the prior-year quarter. Operating income as a percent of net sales was flat compared to the prior-year quarter.

Interest Expense, Net

Interest expense was $29 million for the 2011 quarter, a seven percent decrease from $31 million in 2010. The decrease is primarily attributable to the $300 million of debt repaid in March 2011.

Provision for Income Taxes

Our effective tax rate was 36.5% for the first quarter of 2011, compared to 37.8% for the prior-year quarter. The decrease is primarily due to resolution of state tax audits during the current period.

Seasonality & Inflation

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% of annual sales typically occur during the back-to-school season and 30% during the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations are impacted by the timing and amount of sales and costs associated with the opening of new stores.

Although we expect that our operations will be influenced by general economic conditions affecting consumers, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

We are, however, beginning to experience increases in our merchandise costs due to inflation, raw materials, labor and fuel. We are seeing low to mid single-digit increases throughout the first six months of 2011. In our private and exclusive brands, where we have more control over the production and manufacture of the merchandise, we have historically been able to minimize inflationary pressures through measures such as committing earlier for fabric and certain other raw materials and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors, as possible, to minimize the impact of inflation on our merchandise costs and our selling prices.

Financial Condition and Liquidity

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently another significant usage of cash. Our primary source of funds for our business activities are cash flow from operations, short-term trade credit and our lines of credit.

We anticipate that we will be able to satisfy our working capital requirements, planned capital expenditures, dividend payments, planned share repurchases and debt service requirements with available cash and cash equivalents, proceeds from cash flows from operations, short-term trade credit and seasonal borrowings under our revolving credit facility.

			Increase (Decrease) in Cash
	2011	2010	$	%
	(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$357	$287	$70	25%
Investing activities	(185)	(188)	3	2
Financing activities	(781)	22	(803)	(+100)

Operating Activities. Operating activities generated $357 million of cash in 2011, compared to $287 million in 2010.

Merchandise inventories per store were $2.9 million at April 30, 2011 and $2.8 million at May 1, 2010, an increase of three percent. Inventory per store decreased two percent in units.

Accounts payable as a percent of inventory was 43.8% at April 30, 2011, compared to 46.8% at May 1, 2010. Lower inventory turns contributed to the decrease.

Investing Activities. Net cash used in investing activities reflects a $37 million increase in auction rate securities sales and a $35 million increase in capital spending due to new stores and remodels.

Financing Activities. Financing activities used cash of $781 million in 2011 and generated cash of $22 million in 2010.

In the first quarter of 2011, we repurchased 8.3 million shares of our common stock for $445 million (including $34 million of shares which were purchased, but not settled, at quarter end). The shares were purchased as part of our $3.5 billion share repurchase program. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to complete the program by the end of Fiscal 2013.

We repaid $300 million of long-term debt which was due in March 2011. An additional $100 million of long-term debt will be due in October 2011. We expect to replace this debt with new debt financing in the third quarter of 2011. In anticipation of this debt issuance, we entered into 10-year interest rate swaps in December

2010 and May 2011 to hedge our exposure to the risk of increases in interest rates on $400 million of debt we expect to issue. Amounts related to these financial instruments were not material.

We have various facilities upon which we may draw funds, including a $900 million senior unsecured revolving facility and two demand notes with aggregate availability of $50 million. The $900 million revolving facility expires in October 2011. The co-leads of this facility, The Bank of New York Mellon and Bank of America, have each committed $100 million. The remaining 12 lenders have each committed between $30 and $130 million. There were no draws on these facilities during 2011 or 2010. We expect to replace the $900 million revolving facility in the second quarter of 2011.

We paid our first quarterly dividend on March 30, 2011. The $0.25 per share dividend was paid to all shareholders of record as of March 9, 2011. On May 11, 2011, our Board of Directors approved a quarterly dividend of $0.25 per share which will be paid on June 29, 2011 to shareholders of record as of June 8, 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	April 30, 2011	January 30, 2011	May 1, 2010
Working capital (In Millions)	$ 2,634	$ 2,935	$ 2,967
Current ratio	2.02:1	2.08:1	2.08:1
Debt/capitalization	18.6%	20.6%	20.4%

The decrease in working capital and the current ratio as of April 30, 2011 compared to May 1, 2010 was primarily due to lower cash and cash equivalents, primarily related to $1.4 billion of share repurchases in the first quarter of 2011 and the fourth quarter of 2010. The decrease in the debt/capitalization ratio reflects the repayment of $300 million of debt in March 2011, offset by lower capitalization, primarily due to share repurchases in 2011.

Debt Covenant Compliance. As of April 30, 2011, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2011.

(Dollars in Millions)
Total Debt per Balance Sheet	$1,783
Other Debt	-

Subtotal	1,783
Rent x 8	4,276

A Included Indebtedness	$6,059

Net Worth	$ 7,824
Investments (accounted for under equity method)	-

Subtotal	7,824
Included Indebtedness	6,059

B Capitalization	$13,883

Leverage Ratio (A/B)	0.44
Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $131 million in 2011 compared to $96 million in 2010. The increase in free cash flow is primarily a result of higher cash provided by operating activities, as discussed above.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2011	2010
	(In Millions)
Net cash provided by operating activities	$357	$287
Acquisition of property and equipment and favorable lease rights	(226)	(191)

Free cash flow	$131	$96

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended January 29, 2011.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of April 30, 2011. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended January 29, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our Annual Report on Form 10-K for the year ended January 29, 2011.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended January 29, 2011.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 18, 2011, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended April 30, 2011, which were not registered under the Securities Act.

In February 2011, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program by $2.6 billion, from $900 million to $3.5 billion. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to complete the program by the end of Fiscal 2013.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended April 30, 2011:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions	)
January 30 – February 26, 2011	5,601	$52.01	-	$3,500
February 27 – April 2, 2011	5,209,923	$53.37	5,125,194	3,275
April 3 – April 30, 2011	4,104,151	$53.43	4,104,130	3,055

Total	9,319,675	$53.40	9,229,324	$3,055

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 1, 2011	/s/ Wesley S. McDonald
Wesley S. McDonald Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)