Form 10-K/A
period 2011-01-29
KOHLS Corp
filed 2011-09-13
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

    Yes  ☐    No  ☒.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Kohl’s Corporation (the “Company”) for the fiscal year ended January 29, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2011 (the “Original Filing”). This Form 10-K/A amends the Original Filing to correct the Company’s accounting for certain leased assets as more fully described in Note 2 to the Consolidated Financial Statements contained in this Amendment No. 1. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 6 – Selected Consolidated Financial Data

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 – Financial Statements and Supplementary Data

•	Item 9A – Controls and Procedures

•	Exhibit 12.1 – Ratio of Earnings to Fixed Charges

•	Exhibit 23.1 – Consent of Ernst & Young LLP

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

				Estimated
	2009	Additions	2010	Additions	2011
Number of stores	1,058	31	1,089	40	1,129
Gross square footage (in millions)	93	3	96	3	99
Retail selling square footage (in millions)	78	2	80	2	82

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

Information contained on our website is not part of this Annual Report on Form 10-K/A. Paper copies of any of the materials listed above will be provided without charge to any shareholder submitting a written request to our Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051 or via e-mail to Investor.Relations@Kohls.com.

Item 1A.	Risk Factors

Forward Looking Statements

Items 1, 3, 5, 7 and 7A of this Form 10-K/A contain “forward-looking statements,” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “may,” “intends,” “will,” “should,” “expects” and similar expressions are intended to identify forward-looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligations to update them.

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

Not applicable.

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

We have filed with the Securities and Exchange Commission (“SEC”), as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K/A, the Sarbanes-Oxley Act Section 302 certifications. In 2010, Kevin Mansell, our Chief Executive Officer, submitted a certification with the New York Stock Exchange (“NYSE”) in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that, as of the date of the certification, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

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

	2005	2006	2007	2008	2009	2010
Kohl’s Corporation	$100.00	$165.50	$103.91	$83.05	$113.96	$115.84
S&P 500 Index	100.00	114.99	112.92	68.47	91.16	110.53
S&P 500 Department Stores Index	100.00	143.82	91.83	43.38	72.51	83.17

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

	2010	2009	2008	2007	2006
	(Dollars in Millions, Except Per Share and Per Square Foot Data) (Restated)
Statement of Income Data:
Net sales	$18,391	$17,178	$16,389	$16,474	$15,597
Cost of merchandise sold	11,359	10,680	10,334	10,460	9,922

Gross margin	7,032	6,498	6,055	6,014	5,675
Selling, general and administrative expenses	4,190	3,951	3,769	3,548	3,279
Depreciation and amortization	750	688	632	535	464

Operating income	2,092	1,859	1,654	1,931	1,932
Interest expense, net	304	301	275	228	188

Income before income taxes	1,788	1,558	1,379	1,703	1,744
Provision for income taxes	668	585	522	643	654

Net income	$1,120	$973	$857	$1,060	$1,090

Net income per share:
Basic	$3.69	$3.19	$2.80	$3.33	$3.28
Diluted	$3.66	$3.17	$2.80	$3.31	$3.26

Operating Data:
Comparable store sales growth (a)	4.4%	0.4%	(6.9%)	(0.8%)	5.9%
Net sales per selling square foot (b)	$222	$217	$222	$249	$256
Total square feet of selling space (end of period, in thousands)	80,139	78,396	74,992	69,889	62,357
Number of stores open (end of period)	1,089	1,058	1,004	929	817
Return on average shareholders’ equity (c)	14.1%	13.8%	13.8%	18.8%	19.5%

Balance Sheet Data (end of period):
Working capital	$2,861	$3,030	$1,828	$1,903	$1,439
Property and equipment, net	8,692	8,506	8,402	7,937	6,725
Total assets	14,779	14,465	12,588	11,796	10,210
Long-term debt (including current portion)	1,894	1,894	1,893	1,892	896
Capital lease and financing obligations (including current portion)	2,104	2,046	1,914	1,864	1,750
Shareholders’ equity	7,850	7,595	6,499	5,890	5,415

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

(b)	Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce. Fiscal 2006 excludes the impact of the 53rd week.
(c)	Average shareholders’ equity is based on a 5-quarter average for 2010 and the two most recent year-end balances for 2009, 2008, 2007, and 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Selling, general and administrative expenses (“SG&A”) increased 6% compared to the prior year. SG&A as a percentage of net sales, decreased, or “leveraged” primarily driven by store payroll and advertising.

Net income increased 15% for 2010 to $1.1 billion, or $3.66 per diluted share, compared to $973 million, or $3.17 per diluted share for 2009.

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

Gross margin increased $534 million, or 8.2%, in 2010 compared to 2009. Gross margin as a percentage of sales increased 41 basis points to 38.2% for 2010. Strong inventory management and increased penetration of private and exclusive brands contributed to the margin strength. Average inventory per store at year-end 2010 is approximately one percent higher than 2009. Clearance inventory units per store are approximately 12% lower this year than in 2009. Sales of private and exclusive brands reached 48% of net sales for 2010, an increase of approximately 290 basis points over 2009. Approximately 80 percent of our merchandise receipts are now subject to our size-optimization programs which has also had a positive impact on our gross margin rate.

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

Selling, general and administrative expenses.

	2010	2009	2008
	(Dollars in millions)
		(Restated)
Selling, general, and administrative expenses	$4,190	$3,951	$3,769
As a percent of net sales	22.8%	23.0%	23.0%

Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); rent expense and other occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative costs. SG&A also includes the costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

SG&A for 2010 increased $239 million, or 6%, over 2009, but decreased as a percentage of net sales, or “leveraged.” SG&A increased primarily due to store growth, higher sales, and investments in technology and infrastructure related to our E-Commerce business.

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

SG&A for 2009 increased $182 million, or 5%, over 2008. SG&A increased primarily due to store growth and increased incentive compensation and changes made to our non-management compensation structure.

Depreciation and amortization.

	2010	2009	2008
	(Dollars in millions)
		(Restated)
Depreciation and amortization	$750	$688	$632

The increases in depreciation and amortization are primarily due to the addition of new stores and remodels.

Operating income.

	2010	2009	2008
	(Dollars in millions)
		(Restated)
Operating income	$2,092	$1,859	$1,654
As a percent of net sales	11.4%	10.8%	10.1%

The changes in operating income and operating income as a percent of net sales are due to the factors discussed above.

Interest expense.

	2010	2009	2008
	(Dollars in millions)
		(Restated)
Interest expense, net	$304	$301	$275

Net interest expense for 2010 increased $3 million over 2009. Net interest expense for 2009 increased $26 million over 2008. The increases are primarily attributable to interest on new financing obligations related to new stores. The increase in 2009 was also attributable to lower interest income due to lower interest rates on our investments which were partially offset by higher average investments and a reduction in capitalized interest due to lower capital expenditures in 2009.

Income taxes.

	2010	2009	2008
	(Dollars in millions)
		(Restated)
Provision for income taxes	$668	$585	$522
Effective tax rate	37.4%	37.5%	37.8%

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

As of January 29, 2011, we had cash and cash equivalents of $2.3 billion. We generated $900 million of free cash flow in 2010 and expect to generate $1 billion in 2011. (See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of free cash flow, a non-GAAP financial measure.)

	2010	2009	2008
	(Dollars in millions)
		(Restated)
Net cash provided by (used in):
Operating activities	$1,756	$2,286	$1,752
Investing activities	(757)	(649)	(1,015)
Financing activities	(989)	(13)	(275)

Operating activities.

Cash provided by operations decreased 23% in 2010 to $1.8 billion.

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

Cash provided by operations increased 30% over 2008 to $2.3 billion in 2009, primarily due to a $258 million increase in cash flows from accounts payable activities. Accounts payable at January 30, 2010 increased $306 million from year-end 2008. Accounts payable as a percent of inventory was 40.6% at January 30, 2010, compared to 31.5% at year-end 2008, primarily due to strong inventory management, our cycle time reduction initiatives and improved vendor financing management. Short-term trade credit, in the form of extended payment terms for inventory purchases, represents a significant source of financing for merchandise inventories. Compared to year-end 2008, total merchandise inventories at January 30, 2010 increased 4% and inventory per store decreased 0.9%. Clearance inventory units per store were down approximately 14%. These reductions were the result of inventory management initiatives, including our conservative sales and receipt planning and lower clearance levels.

Investing activities.

Net cash used in investing activities increased $108 million to $757 million in 2010, primarily due to an increase in capital expenditures.

Capital expenditures totaled $801 million for 2010, a $126 million increase over 2009. This increase is primarily due to higher capital spending as a result of increased remodels, the opening of our second E-Commerce fulfillment center and planned incremental IT investments to support our E-Commerce business. These increases were partially offset by reductions in capital spending for new stores.

Capital expenditures by major category were as follows:

(Restated)	2011 Estimate	2010	2009	2008
New stores	29%	28%	55%	69%
Remodels/relocations	25	30	15	11
Distribution centers	13	10	—	4
Capitalized software	15	12	8	5
Fixtures and store improvements	12	12	9	4
Other	6	8	13	7

Total	100%	100%	100%	100%

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

Net cash used in investing activities decreased $366 million to $649 million in 2009, primarily due to a decrease in capital expenditures. Capital expenditures totaled $675 million for 2009, a $391 million decrease from 2008. This decrease is primarily due to a decrease in the number of new store openings from 75 in 2008 to 56 in 2009.

Financing activities.

Our financing activities used cash of $989 million in 2010 and $13 million in 2009. The change is primarily due to treasury stock purchases in the fourth quarter of 2010.

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

Our financing activities used cash of $13 million in 2009 and $275 million in 2008. The change is primarily due to treasury stock purchases in the first six months of 2008.

Key financial ratios.

Key financial ratios that provide certain measures of our liquidity are as follows:

	2010	2009	2008
		(Restated)
Working capital (In Millions)	$2,861	$3,030	$1,828
Current ratio	2.03:1	2.23:1	1.96:1
Debt/capitalization	33.7%	34.2%	36.9%
Ratio of earnings to fixed charges	4.6	4.2	4.1
Return on gross investment*	19.2%	18.2%	17.3%

*	Return on gross investment is a non-GAAP financial measure.

The decrease in working capital and the current ratio as of year-end 2010 compared to year-end 2009 was primarily due to the reclassification of $400 million of debt maturing in 2011 from long-term to short-term and the $1.0 billion purchase of Kohl’s common stock pursuant to the accelerated stock repurchase program. The debt/capitalization ratio was comparable to 2009, as share repurchases offset earnings in equity. The increase in the 2010 ratio of earnings to fixed charges was primarily due to higher earnings. See Exhibit 12.1 to this Annual Report on Form 10-K/A for the calculation of this ratio.

The increase in working capital and the current ratio as of year-end 2009 compared to year-end 2008 was primarily due to higher cash and cash equivalents. The decrease in the debt/capitalization ratio reflects higher capitalization, primarily due to earnings. The increase in the 2009 ratio of earnings to fixed charges over 2008 was primarily due to higher earnings.

The increases in our Return on Gross Investment (“ROI”) were primarily due to higher earnings. ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) divided by average gross investment. Our ROI calculation may not be comparable to similarly titled measures reported by other companies. ROI should be evaluated in addition to, and not considered a substitute for, other financial measures such as return on assets. We believe that ROI measures how effectively we utilize our assets, excluding cash equivalents and long-term investments, to generate earnings.

The following table includes our ROI and return on assets (the most comparable GAAP measure) calculations:

	2010	2009	2008
	(Dollar in millions)
		(Restated)
Net income	$1,120	$973	$857
Rent expense	264	253	240
Depreciation and amortization	750	688	632
Net interest	304	301	275
Provision for income taxes	668	585	522

EBITDAR	$3,106	$2,800	$2,526

Average:
Total assets (1)	$14,989	$13,527	$12,192
Cash equivalents and long-term investments(2,3)	(2,472)	(1,434)	(513)
Deferred tax assets (2)	(86)	(72)	(71)
Accumulated depreciation (1)	3,948	3,367	2,852
Capitalized rent (4)	2,546	2,451	2,318
Accounts payable (2)	(1,441)	(1,259)	(1,066)
Accrued liabilities (1)	(973)	(924)	(829)
Other long-term liabilities (1)	(357)	(313)	(267)

Gross Investment (“AGI”)	$16,154	$15,343	$14,616

Return on Assets (“ROA”) (5)	7.5%	7.2%	7.0%
Return on Gross Investment (“ROI”) (6)	19.2%	18.2%	17.3%

(1)	Represents average of 5 most recent quarter end balances for 2010 and 2 most recent year-end balances for 2009 and 2008
(2)	Represents average of 5 most recent quarter end balances for all periods
(3)	Represents excess cash not required for operations
(4)	Represents 10 times store rent expense and 5 times equipment/other rent
(5)	Net income divided by Average total assets
(6)	EBITDAR divided by Gross Investment

Debt Covenant Compliance. Our debt agreements contain various covenants including limitations on additional indebtedness and the following leverage ratio:

		(Dollars in Millions)
		(Restated)
	Total Debt per Balance Sheet	$3,998
	Other Debt	—

	Subtotal	3,998
	Rent x 8	2,111

A	Included Indebtedness	6,109

	Net Worth	$7,850
	Investments (accounted for under equity method)	—

	Subtotal	7,850
	Included Indebtedness	6,109

B	Capitalization	13,959

	Leverage Ratio (A/B)	0.44
	Maximum permitted Leverage Ratio	0.70

As of January 29, 2011, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2011.

Free Cash Flow. We generated free cash flow of approximately $900 million in 2010 and $1.6 billion in 2009. The decrease in free cash flow is primarily a result of lower cash provided by operating activities, as discussed above. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2010	2009	2008
	(Dollars in millions)
	(Restated)
Net cash provided by operating activities	$1,756	$2,286	$1,752
Acquisition of property and equipment	(801)	(675)	(1,066)
Capital lease and financing obligation payments	(84)	(70)	(62)
Proceeds from financing obligations	27	10	44

Free cash flow	$898	$1,551	$668

We expect to generate $1 billion of free cash flow in fiscal 2011.

Contractual Obligations

Our contractual obligations as of January 29, 2011 were as follows:

(Restated)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In Millions)
Recorded contractual obligations:
Long-term debt	$1,900	$400	$—	$—	$1,500
Capital lease and financing obligations	1,678	86	164	158	1,270

	3,578	486	164	158	2,770

Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,615	114	194	194	1,113
Capital lease and financing obligations	3,185	195	373	345	2,272
Operating leases (a)	6,346	233	458	457	5,198
Maintenance contracts	25	13	11	1	—
Royalties	429	67	143	129	90
Purchase obligations (b)	4,088	4,058	30	—	—

	15,688	4,680	1,209	1,126	8,673

Total	$19,266	$5,166	$1,373	$1,284	$11,443

(a)	Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $168 million for 2010, $157 million for 2009 and $148 million for 2008. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.
(b)	Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

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

Impairment of Assets and Closed Store Reserves

We have a significant investment in property and equipment. The related depreciation and amortization is computed using estimated useful lives of up to 40 years. We review our long-lived assets held for use for impairment whenever an event or change in circumstances, such as decisions to close a store, indicates the carrying value of the asset may not be recoverable. We have historically not experienced any significant impairment of long-lived assets or closed store reserves. Decisions to close a store can also result in accelerated depreciation over the revised useful life. When operations at a leased store are discontinued, a reserve is established for the discounted difference between the rent and the expected sublease rental income. A significant change in cash flows, market valuation, demand for real estate or other factors, could result in an increase or decrease in the reserve requirement or impairment charge.

Income Taxes

We pay income taxes based on tax statutes, regulations and case law of the various jurisdictions in which we operate. At any one time, multiple tax years are subject to audit by the various taxing authorities. Our effective income tax rate was 37.4% in 2010, 37.5% in 2009 and 37.8% in 2008. The effective rate is impacted by changes in law, location of new stores, level of earnings and the result of tax audits.

Property Leases

As of January 29, 2011, 707 of our 1,089 retail stores were subject to either a ground or building lease. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital or operating lease in accordance with ASC 840, Leases.

If we are considered the owner for accounting purposes or the lease is considered a capital lease, we record the property and a related financing or capital lease obligation on our balance sheet. The asset is then depreciated over its expected lease term. Rent payments for these properties are recognized as interest expense and a reduction of the financing or capital lease obligation.

If the lease is considered an operating lease, it is not recorded on our balance sheet and rent expense is recognized on a straight-line basis over the expected lease term.

The most significant estimates used by management in accounting for property leases and the impact of these estimates are as follows:

•

Expected lease term – Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset’s useful life. The expected lease term is also used in determining the depreciable life of the asset or the straight-line rent recognition period. Increasing the expected lease term will increase the probability that a lease will be considered a capital lease and will generally result in higher rent expense for an operating lease and higher interest and depreciation expenses for a leased property recorded on our balance sheet.

•

Incremental borrowing rate - We estimate our incremental borrowing rate using treasury rates for debt with maturities comparable to the expected lease term and our credit spread. The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the incremental borrowing rate decreases the net present value of the lease payments and reduces the probability that a lease will be considered a capital lease. For leases which are recorded on our balance sheet with a related capital lease or financing obligation, the incremental borrowing rate is also used in allocating our rental payments between interest expense and a reduction of the outstanding obligation.

•

Fair market value of leased asset – The fair market value of leased retail property is generally estimated based on comparable market data or consideration received from the landlord. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the fair market value reduces the probability that a lease will be considered a capital lease. Fair market value is also used in determining the amount of property and related financing obligation to be recognized on our balance sheet for certain leased properties which are considered owned for accounting purposes.

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

(a)	Evaluation of Disclosure Controls and Procedures

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this Report.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, during the second quarter of Fiscal 2011, we identified a material weakness in our controls over the accounting for leases. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the last day of the period covered by this Report.

The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, Leases.

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

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended January 29, 2011, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management had believed that as of January 29, 2011, our internal control over financial reporting was effective based on those criteria. Subsequently, during the second quarter of Fiscal 2011, we identified a material weakness in our controls over financial reporting as of January 29, 2011. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As stated above, we identified a material weakness in our controls over the accounting for leases. The principal factor that contributed to this material weakness was the misinterpretation of complex standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, Leases. This material weakness resulted in a number of errors in our accounting for leases and contributed to our restatement of previously issued financial statements more fully described in Note 2 to the Consolidated Financial Statements. Based on our assessment, management now believes that, as of January 29, 2011, our internal control over financial reporting was not effective due to the identification of a material weakness.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Planned Remediation Efforts to Address Material Weakness

To remediate the material weakness described above, we have implemented or plan to implement remedial measures including a review of all of our leases to correct instances where we were not complying with generally accepted accounting principles. In addition, we are developing updated procedures to reflect the technical guidance for lease accounting and will institute additional management review to confirm the proper implementation of accounting standards going forward. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We expect that the remediation of the material weakness related to controls over the accounting for leases will be completed prior to the fiscal year end January 28, 2012. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning lease accounting will not be prevented or detected in a timely manner.

(c)	Changes in Internal Control Over Financial Reporting

Except as otherwise discussed above, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In our report dated March 18, 2011, we expressed an unqualified opinion on internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011, as expressed herein, is different from that expressed in our previous opinion.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for leases. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 29, 2011 and this report does not affect our report dated March 18, 2011, except for Note 2, as to which the date is September 13, 2011, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Kohl’s Corporation has not maintained effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 18, 2011, except for the effects of the material weakness as to which the date is

September 13, 2011

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

3. Exhibits:

See “Exhibit Index” of this Form 10-K/A, which is incorporated herein by reference.

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

Dated: September 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	/S/ JOHN SCHLIFSKE John Schlifske Director

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ FRANK SICA Frank Sica Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/S/ JOHN F. HERMA John F. Herma Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ DALE E. JONES Dale E. Jones Director	/S/ NINA VACA Nina Vaca Director

/S/ WILLIAM S. KELLOGG William S. Kellogg Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

3.2	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2006.

3.3	Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007.

3.4	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 27, 2009.

4.1	Credit Agreement dated as of October 12, 2006 by and among the Company, the Lenders party thereto, Bank of America, N.A., as an Issuing Bank and Syndication Agent, JPMorgan Chase Bank, N.A., US Bank National Association and Wachovia Bank National Association, as Co-Documentation Agents and The Bank of New York, as an Issuing Bank, the Swing Line Lender and the Administrative Agent, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2006.

4.2	Certain other long-term debt is described in Note 3 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 3 and not filed herewith.

10.1	Private Label Credit Card Program Agreement dated as of March 5, 2006, by and between Kohl’s Department Stores, Inc., and Chase Bank USA, National Association, incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

10.2	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc and Capital One, National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

10.3	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.*

10.5	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.7	Kohl’s Corporation Executive Bonus Plan, incorporated herein by reference to the Company’s Schedule 14A (File No. 001-11084) filed on March 27, 2007.*

10.8	1992 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.9	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.10	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.11	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.12	Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed on March 26, 2010 in connection with the Company’s 2010 Annual Meeting.*

Exhibit Number	Description

10.13	Form of Executive Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.14	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.15	Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.16	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.17	Summary of Outside Director Compensation, incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.*

10.18	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of September 1, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 26, 2009.*

10.19	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Donald Brennan dated as of December 1, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.20	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and John Worthington dated as of December 1, 2010, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.21	Employment Agreement between the Company and Peggy Eskenasi dated as of December 1, 2010, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.22	Employment Agreement between the Company and Wesley S. McDonald dated as of December 1, 2010, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.23	Form of Executive Compensation Agreement between the Company and various key executives incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

10.24	Summary of Strategic Action Committee Incentive Program incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.*

12.1	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	A management contract or compensatory plan or arrangement.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for each of the three years in the period ended January 29, 2011 have been restated to correct for errors in accounting for leases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011, except for the effects of the material weakness as to which the date is September 13, 2011, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 18, 2011, except for Note 2, as to which the date is

September 13, 2011

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions, Except Per Share Data)

(Restated)

	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$2,277	$2,267
Merchandise inventories	3,036	2,923
Deferred income taxes	77	73
Other	252	222

Total current assets	5,642	5,485

Property and equipment, net	8,692	8,506
Long-term investments	277	321
Other assets	168	153

Total assets	$14,779	$14,465

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,138	$1,188
Accrued liabilities	1,030	1,005
Income taxes payable	127	184
Current portion of long-term debt	400	—
Current portion of capital lease and financing obligations	86	78

Total current liabilities	2,781	2,455

Long-term debt	1,494	1,894
Capital lease and financing obligations	2,018	1,968
Deferred income taxes	256	214
Other long-term liabilities	380	339
Shareholders’ equity:
Common stock - $0.01 par value, 800 million shares authorized, 355 and 353 million shares issued	4	4
Paid-in capital	2,225	2,085
Treasury stock, at cost, 64 and 46 million shares	(3,643)	(2,639)
Accumulated other comprehensive loss	(37)	(36)
Retained earnings	9,301	8,181

Total shareholders’ equity	7,850	7,595

Total liabilities and shareholders’ equity	$14,779	$14,465

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)

(Restated)

	2010	2009	2008
Net sales	$18,391	$17,178	$16,389
Cost of merchandise sold (exclusive of depreciation shown separately below)	11,359	10,680	10,334

Gross margin	7,032	6,498	6,055
Operating expenses:
Selling, general, and administrative	4,190	3,951	3,769
Depreciation and amortization	750	688	632

Operating income	2,092	1,859	1,654

Other expense (income):
Interest expense	313	311	296
Interest income	(9)	(10)	(21)

Interest expense, net	304	301	275

Income before income taxes	1,788	1,558	1,379
Provision for income taxes	668	585	522

Net income	$1,120	$973	$857

Net income per share:
Basic	$3.69	$3.19	$2.80
Diluted	$3.66	$3.17	$2.80

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Millions)

	Common Stock		Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Gain (Loss)	Earnings	Total
Balance at February 2, 2008 (previously reported)	351	$4	$1,911	(40)	$(2,376)	$—	$6,563	$6,102
Cumulative effect of restatement on prior years (see Note 2)							(212)	(212)

Balance at February 2, 2008 (Restated)	351	4	1,911	(40)	(2,376)	—	6,351	5,890
Net income (Restated)	—	—	—	—	—	—	857	857
Other comprehensive loss:
Unrealized loss on investments, net of tax of $29	—	—	—	—	—	(46)	—	(46)

Total comprehensive income								811
Stock options and awards	—	—	66	—	—	—	—	66
Net income tax impact from stock option activity	—	—	(6)	—	—	—	—	(6)
Treasury stock purchases	—	—	—	(6)	(262)	—	—	(262)

Balance at January 31, 2009 (Restated)	351	4	1,971	(46)	(2,638)	(46)	7,208	6,499
Net income (Restated)	—	—	—	—	—	—	973	973
Other comprehensive income:
Unrealized gain on investments, net of tax of $6	—	—	—	—	—	10	—	10

Total comprehensive income								983
Stock options and awards	2	—	120	—	—	—	—	120
Net income tax impact from stock option activity	—	—	(6)	—	—	—	—	(6)
Treasury stock purchases	—	—	—	—	(1)	—	—	(1)

Balance at January 30, 2010 (Restated)	353	4	2,085	(46)	(2,639)	(36)	8,181	7,595
Net income (Restated)	—	—	—	—	—	—	1,120	1,120
Other comprehensive loss:
Unrealized loss on investments, net of tax of $1	—	—	—	—	—	(1)	—	(1)

Total comprehensive income								1,119
Stock options and awards	2	—	145	—	—	—	—	145
Net income tax impact from stock option activity	—	—	(5)	—	—	—	—	(5)
Treasury stock purchases	—	—	—	(18)	(1,004)	—	—	(1,004)

Balance at January 29, 2011 (Restated)	355	$4	$2,225	(64)	$(3,643)	$(37)	$9,301	$7,850

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Restated)

	2010	2009	2008
Operating activities
Net income	$1,120	$973	$857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750	688	632
Share-based compensation	66	64	55
Excess tax benefits from share-based compensation	3	3	—
Deferred income taxes	39	40	66
Other non-cash revenues and expenses	35	35	57
Changes in operating assets and liabilities:
Merchandise inventories	(107)	(119)	60
Other current and long-term assets	(50)	(13)	(40)
Accounts payable	(50)	306	48
Accrued and other long-term liabilities	13	235	43
Income taxes	(63)	74	(26)

Net cash provided by operating activities	1,756	2,286	1,752

Investing activities
Acquisition of property and equipment	(801)	(675)	(1,066)
Purchases of investments in auction rate securities	—	—	(53)
Sales of investments in auction rate securities	42	28	93
Other	2	(2)	11

Net cash used in investing activities	(757)	(649)	(1,015)

Financing activities
Treasury stock purchases	(1,004)	(1)	(262)
Capital lease and financing obligation payments	(84)	(70)	(62)
Proceeds from financing obligations	27	10	44
Proceeds from stock option exercises	75	51	5
Excess tax benefits from share-based compensation	(3)	(3)	—

Net cash used in financing activities	(989)	(13)	(275)

Net increase in cash and cash equivalents	10	1,624	462
Cash and cash equivalents at beginning of year	2,267	643	181

Cash and cash equivalents at end of year	$2,277	$2,267	$643

Supplemental information:
Interest paid, net of capitalized interest	$304	$300	$301
Income taxes paid	689	470	471

Non-cash investing and financing activities
Property and equipment acquired through capital lease and financing obligations	$107	$183	$62

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

Property and Equipment

Property and equipment consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
	(Restated)
Land	$1,033	$1,041
Buildings and improvements:
Owned	6,931	6,520
Leased	1,754	1,697
Store fixtures and equipment	2,309	2,169
Computer hardware and software	696	553
Construction in progress	172	139

Total property and equipment	12,895	12,119
Less accumulated depreciation	(4,203)	(3,613)

	$8,692	$8,506

Construction in progress includes land and improvements for locations not yet opened and for the expansion and remodeling of existing locations in process at the end of each year.

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leased property and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	8-40 years
Store fixtures and equipment	3-15 years
Property under capital lease and financing obligations	5-40 years
Computer hardware and software	3-8 years

Capitalized Interest

We capitalize interest on the acquisition and construction of new locations and expansion of existing locations and depreciate that amount over the lives of the related assets. Capitalized interest was $6 million for 2010, $5 million for 2009 and $8 million for 2008.

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded in 2010, 2009, or 2008 as a result of the tests performed.

Accrued Liabilities

Accrued liabilities consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
	(Restated)
Various liabilities to customers	$267	$221
Payroll and related fringe benefits	184	201
Sales, property and use taxes	159	156
Due to JPMorgan Chase	84	121
Accrued construction costs	97	76
Accrued interest	21	22
Other	218	208

	$1,030	$1,005

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

Long-term Liabilities

Other long-term liabilities consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
	(Restated)
Property-related liabilities (straight-line rents and rent incentives)	$198	$162
Unrecognized tax benefits, including accrued interest and penalties	120	114
Deferred compensation	38	35
Other	24	28

	$380	$339

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

•        Terms cash discount

•        Compensation and benefit costs including:

•        Stores

•        Corporate headquarters, including buying and merchandising

•        Distribution centers

•        Rent expense and other occupancy and operating costs of our retail, distribution and corporate facilities

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

Leases

We lease certain property and equipment used in our operations.

We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost over runs or construct non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis pursuant to ASC 840, Leases, to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items are generally considered “continuing involvement” which precludes us from derecognizing the assets from our Balance Sheet when construction is complete. In conjunction with these leases, we also record financing obligations equal to the cash proceeds or fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

Some of our property and equipment is held under capital leases. These assets are included in property and equipment and depreciated over the term of the lease. We do not report rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense.

All other leases are considered operating leases in accordance with ASC 840. Assets subject to an operating lease and the related lease payments are not recorded on our balance sheet. Rent expense is recognized on a straight-line basis over the expected lease term.

The lease term for all types of leases begins on the date we become legally obligated for the rent payments or we take possession of the building or land, whichever is earlier. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty. Failure to exercise such options would result in the recognition of accelerated depreciation expense of the related assets.

Advertising

Advertising costs, which include primarily television and radio broadcast, direct mail, and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	$1,017	$1,017	$1,017
	2010	2009	2008
	(In Millions)
Gross advertising costs	$1,017	$988	$1,037
Vendor allowances	(148)	(142)	(147)

Net advertising costs	$869	$846	$890

Net advertising costs as a percent of net sales	4.7%	4.9%	5.4%

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

The information required to compute basic and diluted net income per share is as follows:

	$1,017	$1,017	$1,017
	2010	2009	2008
	(In Millions except per share data)
	(Restated)
Numerator—net income	$1,120	$973	$857

Denominator—weighted average shares
Basic	304	305	306
Impact of dilutive employee stock options (a)	2	1	1

Diluted	306	306	307

Net income per share:
Basic	$3.69	$3.19	$2.80
Diluted	$3.66	$3.17	$2.80

(a)	Excludes 8 million options for 2010, 17 million options for 2009 and 18 million options for 2008 as the impact of such options was antidilutive.

Stock Options

Stock-based compensation expense, including stock options and nonvested stock awards, is recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

2.	Restatement

We are restating our previously issued consolidated financial statements for the year ended January 29, 2011 to correct various errors in our accounting for leases.

The most significant of the corrections resulted from improper application of the sale-leaseback provisions of ASC 840, Leases. We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost over runs or construct non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheet. Upon completion of the project, we must perform a sale-leaseback analysis pursuant to ASC 840 to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items are generally considered “continuing involvement” which preclude us from derecognizing the constructed assets from our Balance Sheet when construction is complete.

Additionally, certain store and equipment leases were improperly recorded as operating leases, rather than capital leases.

To correct the accounting errors, we have recorded additional property and the related capital lease and financing obligations on our Balance Sheets. In our Statements of Income, lease payments related to these properties are now recognized as depreciation and interest expense, rather than rent expense (which we record in Selling, General and Administrative Expense). The corrections impact the classification of cash flows from operations, financing activities and investing activities, but have no impact on the net increase or decrease in cash and cash equivalents reported in our Statements of Cash Flows. As part of the restatement, we also reversed a $31 million cumulative lease accounting correction to net income which was recorded in the quarterly period ended October 30, 2010 (as disclosed in our quarterly report on Form 10-Q which was filed on December 9, 2010) and recorded the adjustment in the proper accounting periods.

The following tables summarize the corrections by financial statement line item.

	January 29, 2011
	Previously Reported (1)	Adjustments	Restated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$2,277	$—	$2,277
Merchandise inventories	3,036	—	3,036
Deferred income taxes	77	—	77
Other	255	(3)	252

Total current assets	5,645	(3)	5,642
Property and equipment, net	7,256	1,436	8,692
Long-term investments	277	—	277
Other assets	386	(218)	168

Total assets	$13,564	$1,215	$14,779

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,138	$—	$1,138
Accrued liabilities	1,027	3	1,030
Income taxes payable	127	—	127
Current portion of long-term debt	400	—	400
Current portion of capital lease and financing obligations	18	68	86

Total current liabilities	2,710	71	2,781

Long-term debt	1,494	—	1,494
Capital lease and financing obligations	184	1,834	2,018
Deferred income taxes	418	(162)	256
Other long-term liabilities	656	(276)	380
Shareholders’ equity	8,102	(252)	7,850

Total liabilities and shareholders’ equity	$13,564	$1,215	$14,779

(1)	Includes certain reclassifications to conform to the current presentation.

	January 30, 2010
	Previously Reported (1)	Adjustments	Restated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$2,267	$—	$2,267
Merchandise inventories	2,923	—	2,923
Deferred income taxes	73	—	73
Other	222	—	222

Total current assets	5,485	—	5,485

Property and equipment, net	7,018	1,488	8,506
Long-term investments	321	—	321
Other assets	336	(183)	153

Total assets	$13,160	$1,305	$14,465

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,188	$—	$1,188
Accrued liabilities	1,002	3	1,005
Income taxes payable	184	—	184
Current portion of capital lease and financing obligations	16	62	78

Total current liabilities	2,390	65	2,455

Long-term debt	1,894	—	1,894
Capital lease and financing obligations	158	1,810	1,968
Deferred income taxes	377	(163)	214
Other long-term liabilities	488	(149)	339
Shareholders’ equity	7,853	(258)	7,595

Total liabilities and shareholders’ equity	$13,160	$1,305	$14,465

(1)	Includes certain reclassifications to conform to the current presentation.

	2010
	Previously Reported	Adjustments	Restated
	(In Millions, Except per Share Data)
Sales	$18,391	$—	$18,391
Cost of merchandise sold	11,359	—	11,359

Gross margin	7,032	—	7,032
Operating expenses:
Selling, general, and administrative	4,462	(272)	4,190
Depreciation and amortization	656	94	750

Operating income	1,914	178	2,092
Interest expense, net	132	172	304

Income before income taxes	1,782	6	1,788
Provision for income taxes	668	—	668

Net income	$1,114	$6	$1,120

Net income per share:
Basic	$3.67	$0.02	$3.69
Diluted	$3.65	$0.01	$3.66

	2009
	Previously Reported	Adjustments	Restated
	(In Millions, Except per Share Data)
Sales	$17,178	$—	$17,178
Cost of merchandise sold	10,680	—	10,680

Gross margin	6,498	—	6,498
Operating expenses:
Selling, general, and administrative	4,196	(245)	3,951
Depreciation and amortization	590	98	688

Operating income	1,712	147	1,859
Interest expense, net	124	177	301

Income before income taxes	1,588	(30)	1,558
Provision for income taxes	597	(12)	585

Net income	$991	$(18)	$973

Net income per share:
Basic	$3.25	$(0.06)	$3.19
Diluted	$3.23	$(0.06)	$3.17

	2008
	Previously Reported	Adjustments	Restated
	(In Millions, Except per Share Data)
Sales	$16,389	$—	$16,389
Cost of merchandise sold	10,334	—	10,334

Gross margin	6,055	—	6,055
Operating expenses:
Selling, general, and administrative	3,978	(209)	3,769
Depreciation and amortization	541	91	632

Operating income	1,536	118	1,654
Interest expense, net	111	164	275

Income before income taxes	1,425	(46)	1,379
Provision for income taxes	540	(18)	522

Net income	$885	$(28)	$857

Net income per share:
Basic	$2.89	$(0.09)	$2.80
Diluted	$2.89	$(0.09)	$2.80

The cumulative effect of the restatement on retained earnings for all periods prior to February 2, 2008 was $212 million.

	2010
	Previously Reported	Adjustments	Restated
	(In Millions)
Operating activities
Net income	$1,114	$6	$1,120
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	656	94	750
Share-based compensation	66	—	66
Excess tax benefits from share-based compensation	3	—	3
Deferred income taxes	38	1	39
Other non-cash revenues and expenses	66	(31)	35
Changes in operating assets and liabilities:
Merchandise inventories	(107)	—	(107)
Other current and long-term assets	(50)	—	(50)
Accounts payable	(50)	—	(50)
Accrued and other long-term liabilities	3	10	13
Income taxes	(63)	—	(63)

Net cash provided by operating activities	1,676	80	1,756

Investing activities
Acquisition of property and equipment	(761)	(40)	(801)
Sales of investments in auction rate securities	42	—	42
Other	2	—	2

Net cash used in investing activities	(717)	(40)	(757)

Financing activities
Treasury stock purchases	(1,004)	—	(1,004)
Capital lease and financing obligation payments	(17)	(67)	(84)
Proceeds from financing obligations	—	27	27
Proceeds from stock option exercises	75	—	75
Excess tax benefits from share-based compensation	(3)	—	(3)

Net cash used in financing activities	(949)	(40)	(989)

Net increase in cash and cash equivalents	10	—	10
Cash and cash equivalents at beginning of period	2,267	—	2,267

Cash and cash equivalents at end of period	$2,277	$—	$2,277

	2009
	Previously Reported	Adjustments	Restated
	(In Millions)
Operating activities
Net income	$991	$(18)	$973
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	590	98	688
Share-based compensation	64	—	64
Excess tax benefits from share-based compensation	3	—	3
Deferred income taxes	52	(12)	40
Other non-cash revenues and expenses	52	(17)	35
Changes in operating assets and liabilities:
Merchandise inventories	(119)	—	(119)
Other current and long-term assets	(13)	—	(13)
Accounts payable	306	—	306
Accrued and other long-term liabilities	234	1	235
Income taxes	74	—	74

Net cash provided by operating activities	2,234	52	2,286

Investing activities
Acquisition of property and equipment	(666)	(9)	(675)
Sales of investments in auction rate securities	28	—	28
Other	(2)	—	(2)

Net cash used in investing activities	(640)	(9)	(649)

Financing activities
Treasury stock purchases	(1)	—	(1)
Capital lease and financing obligation payments	(17)	(53)	(70)
Proceeds from financing obligations	—	10	10
Proceeds from stock option exercises	51	—	51
Excess tax benefits from share-based compensation	(3)	—	(3)

Net cash provided by (used in) financing activities	30	(43)	(13)

Net increase in cash and cash equivalents	1,624	—	1,624
Cash and cash equivalents at beginning of period	643	—	643

Cash and cash equivalents at end of period	$2,267	$—	$2,267

	2008
	Previously Reported	Adjustments	Restated
	(In Millions)
Operating activities
Net income	$885	$(28)	$857
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	541	91	632
Share-based compensation	55	—	55
Deferred income taxes	84	(18)	66
Other non-cash revenues and expenses	49	8	57
Changes in operating assets and liabilities:
Merchandise inventories	60	—	60
Other current and long-term assets	(40)	—	(40)
Accounts payable	48	—	48
Accrued and other long-term liabilities	42	1	43
Income taxes	(26)	—	(26)

Net cash provided by operating activities	1,698	54	1,752

Investing activities
Acquisition of property and equipment	(1,014)	(52)	(1,066)
Purchases of investments in auction rate securities	(53)	—	(53)
Sales of investments in auction rate securities	93	—	93
Other	11	—	11

Net cash used in investing activities	(963)	(52)	(1,015)

Financing activities
Treasury stock purchases	(262)	—	(262)
Capital lease and financing obligation payments	(16)	(46)	(62)
Proceeds from financing obligations	—	44	44
Proceeds from stock option exercises	5	—	5

Net cash used in financing activities	(273)	(2)	(275)

Net increase in cash and cash equivalents	462	—	462
Cash and cash equivalents at beginning of period	181	—	181

Cash and cash equivalents at end of period	$643	$—	$643

3.	Long-term Investments

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

4.	Debt

Long-term debt consists of the following non-callable and unsecured senior debt:

Maturing	Rate	Jan. 29, 2011	Jan. 30, 2010
		($ in Millions)
March 2011	6.32%	$300	$300
October 2011	7.41%	100	100
2017	6.31%	650	650
2029	7.36%	200	200
2033	6.05%	300	300
2037	6.89%	350	350

Total senior debt	6.55%	1,900	1,900
Unamortized debt discount		(6)	(6)
Less current portion		(400)	—

Long-term debt		$1,494	$1,894

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

5.	Lease Commitments

Rent expense charged to operations was $264 million for 2010, $253 million for 2009 and $240 million for 2008. Rent expense includes contingent rents, which are based on sales, of $3 million for 2010, $2 million for 2009 and $3 million for 2008. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.

Future minimum lease payments at January 29, 2011, are as follows:

	Capital Lease and Financing Obligations	Operating Leases
	(In Millions) (Restated)
Fiscal year:
2011	$281	$233
2012	271	230
2013	266	228
2014	256	228
2015	247	229
Thereafter	3,542	5,198

	4,863	$6,346

Non-cash gain on sale of property	426
Amount representing interest	(3,185)

Present value of lease payments	$2,104

6.	Benefit Plans

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

7.	Income Taxes

Deferred income taxes consist of the following:

	Jan. 29, 2011	Jan. 30, 2010
	(In Millions)
	(Restated)
Deferred tax liabilities:
Property and equipment	$473	$433
Deferred tax assets:
Merchandise inventories	27	36
Accrued and other liabilities, including stock options	216	175
Accrued step rent liability	27	58
Unrealized loss on auction rate securities	24	23

	294	292

Net deferred tax liability	$179	$141

The components of the provision for income taxes are as follows:

	2010	2009	2008
	(In Millions)
	(Restated)
Current federal	$561	$480	$411
Current state	69	59	45
Deferred federal	35	42	60
Deferred state	3	4	6

	$668	$585	$522

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2010	2009	2008
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	2.8	3.0
Tax-exempt interest income	(0.3)	(0.3)	(0.2)

Provision for income taxes	37.4%	37.5%	37.8%

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
	(Restated)
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

8.	Stock-Based Compensation

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

9.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our financial position or results of operations.

10.	Quarterly Financial Information (Unaudited)

	2010
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
	(Restated)
Net sales	$4,035	$4,100	$4,218	$6,038
Gross margin	$1,537	$1,651	$1,622	$2,223
Net income	$195	$255	$176	$494
Basic shares	307	307	307	295
Basic net income per share	$0.63	$0.83	$0.57	$1.68
Diluted shares	309	308	308	297
Diluted net income per share	$0.63	$0.83	$0.57	$1.66

	2009
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
	(Restated)
Net sales	$3,638	$3,806	$4,051	$5,682
Gross margin	$1,368	$1,520	$1,539	$2,070
Net income	$133	$226	$188	$426
Basic shares	305	305	305	306
Basic net income per share	$0.43	$0.74	$0.62	$1.39
Diluted shares	306	306	308	308
Diluted net income per share	$0.43	$0.74	$0.61	$1.38

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly net income per share may not equal the annual net income per share.

11.	Related Party

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

12.	Treasury Stock Repurchases

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