Form 10-Q/A
period 2011-04-30
KOHLS Corp
filed 2011-09-13
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

KOHL’S CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Kohl’s Corporation (the “Company”) for the quarterly period ended April 30, 2011 as originally filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2011 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to correct the Company’s accounting for certain leased assets as more fully described in Note 2 to the Condensed Consolidated Financial Statements contained in this Amendment No. 1. For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1 – Financial Statements

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 – Controls and Procedures

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	April 30, 2011	January 29, 2011	May 1, 2010
	(Restated)		(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,668	$2,277	$2,388
Merchandise inventories	3,193	3,036	3,017
Deferred income taxes	87	77	91
Other	253	252	209

Total current assets	5,201	5,642	5,705
Property and equipment, net	8,718	8,692	8,579
Long-term investments	250	277	318
Other assets	189	168	154

Total assets	$14,358	$14,779	$14,756

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,397	$1,138	$1,412
Accrued liabilities	970	1,030	897
Income taxes payable	85	127	113
Current portion of long-term debt	100	400	300
Current portion of capital lease and financing obligations	84	86	82

Total current liabilities	2,636	2,781	2,804
Long-term debt	1,494	1,494	1,594
Capital lease and financing obligations	1,996	2,018	1,963
Deferred income taxes	283	256	212
Other long-term liabilities	387	380	349
Shareholders' equity:
Common stock	4	4	4
Paid-in capital	2,251	2,225	2,133
Treasury stock, at cost	(4,092)	(3,643)	(2,642)
Accumulated other comprehensive loss	(31)	(37)	(36)
Retained earnings	9,430	9,301	8,375

Total shareholders' equity	7,562	7,850	7,834

Total liabilities and shareholders' equity	$14,358	$14,779	$14,756

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

(Restated)

	Three Months (13 Weeks) Ended
	April 30, 2011	May 1, 2010
	(Restated)	(Restated)
Net sales	$4,162	$4,035
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,576	2,498

Gross margin	1,586	1,537
Operating expenses:
Selling, general, and administrative	1,004	973
Depreciation and amortization	191	176

Operating income	391	388
Interest expense, net	76	77

Income before income taxes	315	311
Provision for income taxes	114	116

Net income	$201	$195

Net income per share:
Basic:
Basic	$0.70	$0.63
Average number of shares	288	307
Diluted:
Diluted	$0.69	$0.63
Average number of shares	290	309

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

	Common Stock		Paid-In	Treaury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2011	355	$4	$2,225	(64)	$(3,643)	$(37)	$9,301	$7,850
Net income (Restated)	—	—	—	—	—	—	201	201
Other comprehensive income:
Unrealized gain (loss) on:
Investments, net of tax of $6	—	—	—	—	—	8	—	8
Interest rate derivative, net of tax of $1	—	—	—	—	—	(2)	—	(2)

Total comprehensive income								207
Stock options and awards	2	—	28	—	—	—	—	28
Net income tax impact from exercise of stock options	—	—	(2)	—	—	—	—	(2)
Dividends paid ($0.25 per share)	—	—	—	—	—	—	(72)	(72)
Treasury stock purchases	—	—	—	(10)	(449)	—	—	(449)

Balance at April 30, 2011 (Restated)	357	$4	$2,251	(74)	$(4,092)	$(31)	$9,430	$7,562

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

(Restated)

	Three Months (13 Weeks) Ended
	April 30, 2011	May 1, 2010
Operating activities
Net income	$201	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	176
Share-based compensation	15	14
Excess tax benefits from share-based compensation	1	2
Deferred income taxes	13	(21)
Other non-cash revenues and expenses	6	8
Changes in operating assets and liabilities:
Merchandise inventories	(156)	(92)
Other current and long-term assets	(21)	12
Accounts payable	260	224
Accrued and other long-term liabilities	(95)	(146)
Income taxes	(46)	(70)

Net cash provided by operating activities	369	302

Investing activities
Acquisition of property and equipment	(221)	(192)
Sales of investments in auction rate securities	41	4
Other	—	(1)

Net cash used in investing activities	(180)	(189)

Financing activities
Treasury stock purchases	(416)	(3)
Long-term debt payments	(300)	—
Capital lease and financing obligation payments	(22)	(19)
Dividends paid	(72)	—
Proceeds from stock option exercises	13	32
Excess tax benefits from share-based compensation	(1)	(2)

Net cash (used in) provided by financing activities	(798)	8

Net (decrease) increase in cash and cash equivalents	(609)	121
Cash and cash equivalents at beginning of period	2,277	2,267

Cash and cash equivalents at end of period	$1,668	$2,388

Supplemental information:
Interest paid, net of capitalized interest	$61	$59
Income taxes paid	149	207
Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	$9	$17

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Form 10-K/A for the fiscal year ended January 29, 2011 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on September 13, 2011.

Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations are impacted by the timing and amount of sales and costs associated with the opening of new stores.

We operate as a single business unit.

Certain reclassifications have been made to the prior period financial statements to conform to the 2011 presentation.

2.	Restatement

On September 13, 2011, we filed an amended Annual Report on Form 10-K/A for the fiscal year ended January 29, 2011. We are also restating herein our previously issued consolidated financial statements for the periods ended April 30, 2011 and May 1, 2010 to correct various errors in our accounting for leases.

The most significant of the corrections resulted from improper application of the sale-leaseback provisions of ASC 840, Leases. We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost over runs or construct non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheets. Upon completion of the project, we must perform a sale-leaseback analysis pursuant to ASC 840 to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items are generally considered “continuing involvement” which preclude us from derecognizing the constructed assets from our Balance Sheet when construction is complete.

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

The following tables summarize the corrections by financial statement line item.

	April 30, 2011			May 1, 2010
	Previously Reported (1)	Adjust- ments	Restated	Previously Reported (1)	Adjust- ments	Restated
			(In Millions)
Assets
Current assets:
Cash and cash equivalents	$1,668	$—	$1,668	$2,388	$—	$2,388
Merchandise inventories	3,193	—	3,193	3,017	—	3,017
Deferred income taxes	87	—	87	91	—	91
Other	257	(4)	253	209	—	209

Total current assets	5,205	(4)	5,201	5,705	—	5,705
Property and equipment, net	7,325	1,393	8,718	7,109	1,470	8,579
Long-term investments	250	—	250	318	—	318
Other assets	406	(217)	189	334	(180)	154

Total assets	$13,186	$1,172	$14,358	$13,466	$1,290	$14,756

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,397	$—	$1,397	$1,412	$—	$1,412
Accrued liabilities	971	(1)	970	895	2	897
Income taxes payable	85	—	85	113	—	113
Current portion of long-term debt	100	—	100	300	—	300
Current portion of capital lease and financing obligations	18	66	84	18	64	82

Total current liabilities	2,571	65	2,636	2,738	66	2,804
Long-term debt	1,494	—	1,494	1,594	—	1,594
Capital lease and financing obligations	171	1,825	1,996	160	1,803	1,963
Deferred income taxes	452	(169)	283	380	(168)	212
Other long-term liabilities	674	(287)	387	497	(148)	349
Shareholders’ equity	7,824	(262)	7,562	8,097	(263)	7,834

Total liabilities and shareholders’ equity	$13,186	$1,172	$14,358	$13,466	$1,290	$14,756

(1)	Includes certain reclassifications to conform to the current presentation.

	Three Months (13 Weeks) Ended
	April 30, 2011			May 1, 2010
	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated
	(In Millions, Except per Share Data)
Sales	$4,162	$—	$4,162	$4,035	$—	$4,035
Cost of merchandise sold	2,576	—	2,576	2,498	—	2,498

Gross margin	1,586	—	1,586	1,537	—	1,537
Operating expenses:
Selling, general, and administrative	1,068	(64)	1,004	1,035	(62)	973
Depreciation and amortization	156	35	191	151	25	176

Operating income	362	29	391	351	37	388
Interest expense, net	29	47	76	31	46	77

Income before income taxes	333	(18)	315	320	(9)	311
Provision for income taxes	122	(8)	114	121	(5)	116

Net income	$211	$(10)	$201	$199	$(4)	$195

Net income per share:
Basic	$0.73	(0.03)	$0.70	$0.65	$(0.02)	$0.63
Diluted	$0.73	(0.04)	$0.69	$0.64	(0.01)	$0.63

	Three Months (13 Weeks) Ended
	April 30, 2011			May 1, 2010
	Previously Reported	Adjust- ments	Restated	Previously Reported	Adjust- ments	Restated
	(In Millions)
Operating activities
Net income	$211	(10)	$201	$199	(4)	$195
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	156	35	191	151	25	176
Share-based compensation	15	—	15	14	—	14
Excess tax benefits from share-based compensation	1	—	1	2	—	2
Deferred income taxes	20	(7)	13	(16)	(5)	(21)
Other non-cash revenues and expenses	5	1	6	9	(1)	8
Changes in operating assets and liabilities:
Merchandise inventories	(156)	—	(156)	(92)	—	(92)
Other current and long-term assets	(21)	—	(21)	12	—	12
Accounts payable	260	—	260	224	—	224
Accrued and other long-term liabilities	(88)	(7)	(95)	(146)	—	(146)
Income taxes	(46)	—	(46)	(70)	—	(70)

Net cash provided by operating activities	357	12	369	287	15	302

Investing activities
Acquisition of property and equipment	(226)	5	(221)	(191)	(1)	(192)
Sales of investments in auction rate securities	41	—	41	4	—	4
Other	—	—	—	(1)	—	(1)

Net cash used in investing activities	(185)	5	(180)	(188)	(1)	(189)

Financing activities
Treasury stock purchases	(416)	—	(416)	(3)	—	(3)
Long-term debt payments	(300)	—	(300)	—	—	—
Capital lease and financing obligation payments	(5)	(17)	(22)	(5)	(14)	(19)
Dividends paid	(72)	—	(72)	—	—	—
Proceeds from stock option exercises	13	—	13	32	—	32
Excess tax benefits from share-based compensation	(1)	—	(1)	(2)	—	(2)

Net cash (used in) provided by financing activities	(781)	(17)	(798)	22	(14)	8

Net (decrease) increase in cash and cash equivalents	(609)	—	(609)	121	—	121
Cash and cash equivalents at beginning of period	2,277	—	2,277	2,267	—	2,267

Cash and cash equivalents at end of period	$1,668	$—	$1,668	$2,388	$—	$2,388

3.	Long-term Debt

Long-term debt consists of the following non-callable and unsecured senior debt:

Maturing	Weighted Average Effective Rate	April 30, 2011	January 29, 2011	May 1, 2010
	(Dollars in Millions)
Non-callable and unsecured senior debt:
March 2011	—	$—	$300	$300
October 2011	7.41%	100	100	100
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.59%	1,600	1,900	1,900
Unamortized debt discount		(6)	(6)	(6)
Less current portion		(100)	(400)	(300)

Long-term debt		$1,494	$1,494	$1,594

4.	Fair Value Measurements

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

We repaid $300 million of long-term debt in March 2011. An additional $100 million of long-term debt will be paid in October 2011. We expect to replace this debt with new debt financing in the third quarter of 2011. In anticipation of the debt refinancing, we entered into interest rate swaps in December 2010 and May 2011 to hedge our exposure to the risk of increases in interest rates on $400 million of debt we expect to issue. The interest rate swaps have a ten-year term. Amounts related to these financial instruments were not material.

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

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

	2011	2010
	(In Millions)
Balance at beginning of year	$276	$320
Sales	(41)	(4)
Unrealized gains	14	1

Balance at end of quarter	$249	$317

5.	Share-Based Compensation

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

7.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended
	April 30, 2011	May 1, 2010
	(In Millions) (Restated)
Numerator - Net income	$201	$195
Denominator - Weighted average shares:
Basic	288	307
Impact of dilutive employee stock options (a)	2	2

Diluted	290	309

(a)	Excludes 9 million weighted-average shares for both the three months ended April 30, 2011 and May 1, 2010 as the impact of such shares was antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the first quarter of 2011” or “2011” are for the 13-week fiscal period ended April 30, 2011 and all references to “the first quarter of 2010” or “2010” are for the 13-week fiscal period ended May 1, 2010.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2010 Annual Report on Form 10-K/A, as amended and restated on September 13, 2011 (our “2010 Form 10-K/A”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2010 Form 10-K/A (particularly in “Risk Factors”).

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

Diluted earnings per share increased 10% to $0.69 in the first quarter of 2011, compared to $0.63 in the first quarter of 2010. Net income was $201 million for the quarter compared to $195 million in the prior-year quarter.

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

Gross margin as a percent of net sales increased 3 basis points in the quarter. Selling, general and administrative expenses increased $31 million, or 3%, compared to the prior-year quarter.

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

Results of Operations

Net Sales

Total net sales increased 3.1% from $4.0 billion in the first quarter of 2010 to $4.2 billion in the first quarter of 2011. Comparable store sales increased 1.3 percent. The increases in comparable store sales and total net sales were due to the following:

	2011		2010
	(Dollars in Millions)
Comparable store sales:
Stores	$(7)	(0.2)%	$222	6.3%
E-commerce	59	46.5	43	50.2

Total	52	1.3	265	7.4
Sales from new stores	75	—	132	—

Total net sales increase	$127	3.1%	$397	10.90%

Drivers of the changes in comparable store sales, which are sales from stores (including E-Commerce sales and relocated or remodeled stores) open throughout the full current and prior fiscal year periods, were as follows:

	2011	2010
Selling price per unit	2.9%	(1.8)%
Units per transaction	(2.7)	0.4

Average transaction value	0.2	(1.4)
Number of transactions	1.1	8.8

Comparable store sales	1.3%	7.4%

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

Selling, General and Administrative Expenses

			Increase
	2011	2010	$	%
	(Dollars in Millions) (Restated)
S,G&A	$1,004	$973	$31	3%
S,G&A as a percent of net sales	24.1%	24.1%

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

SG&A increased three percent over the prior-year quarter. SG&A as a percentage of net sales was flat for the quarter. Credit expenses leveraged over the prior-year quarter, primarily driven by lower bad debt expense and increased net revenue from the transition of our credit card portfolio to Capital One. Store payroll expenses also leveraged during the quarter. Increased remodeling costs contributed to deleveraging in store controllable expenses. Advertising, distribution centers and IT also did not leverage during the quarter.

Depreciation and Amortization

Depreciation and amortization increased nine percent from $176 million in the first quarter of 2010 to $191 million in the current-year quarter. The increase is primarily attributable to new stores and remodels.

Operating Income

			Increase
	2011	2010	$	%
	(Dollars in Millions) (Restated)
Operating income	$391	$388	$3	1%
Operating income as a percent of net sales	9.4%	9.6%

Operating income as a percent of net sales decreased approximately 20 basis points from the prior-year quarter.

Interest Expense, Net

Interest expense of $76 million for the first quarter of 2011 was comparable to $77 million in the first quarter of 2010 as increases in interest on capital lease and financing obligations due to new stores were largely offset by a decrease attributable to the $300 million of debt repaid in March 2011.

Provision for Income Taxes

Our effective tax rate was 36.3% for the first quarter of 2011, compared to 37.4% for the prior-year quarter. The decrease is primarily due to resolution of state tax audits during the current period.

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

			Increase (Decrease) in Cash
	2011	2010	$	%
	(Dollars in Millions) (Restated)
Net cash provided by (used in):
Operating activities	$369	$302	$67	22%
Investing activities	(180)	(189)	9	5
Financing activities	(798)	8	(806)	(+100)

Operating Activities. Operating activities generated $369 million of cash in 2011, compared to $302 million in 2010.

Merchandise inventories per store were $2.9 million at April 30, 2011 and $2.8 million at May 1, 2010, an increase of three percent. Inventory per store decreased two percent in units.

Accounts payable as a percent of inventory was 43.8% at April 30, 2011, compared to 46.8% at May 1, 2010. Lower inventory turns contributed to the decrease.

Investing Activities. Net cash used in investing activities reflects a $37 million increase in auction rate securities sales and a $29 million increase in capital spending due to new stores and remodels.

Financing Activities. Financing activities used cash of $798 million in 2011 and generated cash of $8 million in 2010.

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

We repaid $300 million of long-term debt which was due in March 2011. An additional $100 million of long-term debt will be due in October 2011. We expect to replace this debt with new debt financing in the third quarter of 2011. In anticipation of the this debt issuance, we entered into 10-year interest rate swaps in December 2010 and May 2011 to hedge our exposure to the risk of increases in interest rates on $400 million of debt we expect to issue. Amounts related to these financial instruments were not material.

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

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	April 30, 2011	January 29, 2011	May 1, 2010
	(Restated)		(Restated)
Working capital (In Millions)	$2,565	$2,861	$2,901
Current ratio	1.97:1	2.03:1	2.03:1
Debt/capitalization	32.7%	33.7%	33.5%

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

Debt Covenant Compliance. As of April 30, 2011, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2011.

		(Dollars in Millions) (Restated)
	Total Debt per Balance Sheet	$3,674
	Other Debt	—

	Subtotal	3,674
	Rent x 8	2,108

A	Included Indebtedness	5,782

	Net Worth	$7,562
	Investments (accounted for under equity method)	—

	Subtotal	7,562
	Included Indebtedness	5,782

B	Capitalization	13,344

	Leverage Ratio (A/B)	0.43
	Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $126 million in 2011 compared to $91 million in 2010. The increase in free cash flow is primarily a result of higher cash provided by operating activities, as discussed above.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2011	2010
	(In Millions) (Restated)
Net cash provided by operating activities	$369	$302
Acquisition of property and equipment	(221)	(192)
Capital lease and financing obligation payments	(22)	(19)
Proceeds from financing obligations	—	—

Free cash flow	$126	$91

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2010 Form 10-K/A.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2010 Form 10-K/A.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2010 Form 10-K/A.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011 and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this Report.

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

The principal factor that contributed to this material weakness was the misinterpretation of complex standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, Leases. This material weakness resulted in a number of errors in our accounting for leases and contributed to our restatement of previously issued financial statements as more fully described in Note 2 to the Consolidated Financial Statements. In management’s opinion, the remedial actions described below relating to the material weakness in our internal control over financial reporting will also address the ineffectiveness of our disclosure controls and procedures.

(b)	Planned Remediation Efforts to Address Material Weakness

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

There have been no significant changes in our risk factors from those described in our 2010 Form 10-K/A.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our 2010 Form 10-K/A, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our Form 10-K/A and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended April 30, 2011:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 30 – February 26, 2011	5,601	$52.01	—	$3,500
February 27 – April 2, 2011	5,209,923	$53.37	5,125,194	3,275
April 3 – April 30, 2011	4,104,151	$53.43	4,104,130	3,055

Total	9,319,675	$53.40	9,229,324	$3,055

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 13, 2011	/s/ WESLEY S. MCDONALD
Wesley S. McDonald
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)