Form 10-Q
period 2011-07-30
KOHLS Corp
filed 2011-09-13
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 27, 2011 Common Stock, Par Value $0.01 per Share, 269,438,813 shares outstanding.

KOHL’S CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	July 30, 2011	January 29, 2011	July 31, 2010
	(Unaudited)	(Audited)	(Unaudited)
			(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,169	$2,277	$2,518
Merchandise inventories	3,095	3,036	2,930
Deferred income taxes	88	77	95
Other	256	252	227

Total current assets	4,608	5,642	5,770

Property and equipment, net	8,876	8,692	8,792
Long-term investments	208	277	298
Other assets	186	168	151

Total assets	$13,878	$14,779	$15,011

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,345	$1,138	$1,345
Accrued liabilities	1,065	1,030	1,003
Income taxes payable	18	127	35
Current portion of long-term debt	100	400	300
Current portion of capital lease and financing obligations	89	86	85

Total current liabilities	2,617	2,781	2,768

Long-term debt	1,494	1,494	1,594
Capital lease and financing obligations	1,987	2,018	1,995
Deferred income taxes	311	256	194
Other long-term liabilities	391	380	351

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,295	2,225	2,155
Treasury stock, at cost	(4,846)	(3,643)	(2,643)
Accumulated other comprehensive loss	(35)	(37)	(38)
Retained earnings	9,660	9,301	8,631

Total shareholders’ equity	7,078	7,850	8,109

Total liabilities and shareholders’ equity	$13,878	$14,779	$15,011

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months (13 Weeks) Ended		Six Months (26 Weeks) Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
		(Restated)		(Restated)

Net sales	$4,248	$4,100	$8,410	$8,135
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,520	2,449	5,095	4,948

Gross margin	1,728	1,651	3,315	3,187

Operating expenses:
Selling, general, and administrative	991	983	1,995	1,957
Depreciation and amortization	190	180	382	355

Operating income	547	488	938	875

Interest expense, net	72	78	148	154

Income before income taxes	475	410	790	721
Provision for income taxes	176	155	290	272

Net income	$299	$255	$500	$449

Net income per share:
Basic:
Basic	$1.08	$0.83	$1.77	$1.47
Average number of shares	276	307	282	307

Diluted:
Diluted	$1.08	$0.83	$1.76	$1.46
Average number of shares	278	308	284	308

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

						Accumulated
						Other
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total

Balance at January 29, 2011	355	$4	$2,225	(64)	$(3,643)	$(37)	$9,301	$7,850

Net income	—	—	—		—	—	500	500

Other comprehensive loss:
Unrealized gain(loss) on:
Investments, net of tax of $11	—	—	—	—	—	17	—	17
Interest rate derivative, net of tax of $9	—	—	—	—	—	(15)	—	(15)

Total comprehensive income								502

Stock options and awards	2	—	75		—	—	—	75

Net income tax impact from exercise of stock options	—	—	(5)		—	—	—	(5)

Dividends paid ($0.50 per share)	—	—	—		1	—	(141)	(140)

Treasury stock purchases	—	—	—	(23)	(1,204)	—	—	(1,204)

Balance at July 30, 2011	357	$4	$2,295	(87)	$(4,846)	$(35)	$9,660	$7,078

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months (26 Weeks) Ended
	July 30, 2011	July 31, 2010
		(Restated)

Operating activities
Net income	$500	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382	355
Share-based compensation	29	32
Excess tax benefits from share-based compensation	1	2
Deferred income taxes	42	(41)
Other non-cash revenues and expenses	13	17
Changes in operating assets and liabilities:
Merchandise inventories	(57)	(5)
Other current and long-term assets	(14)	(6)
Accounts payable	208	158
Accrued and other long-term liabilities	(108)	(148)
Income taxes	(114)	(149)

Net cash provided by operating activities	882	664

Investing activities
Acquisition of property and equipment	(479)	(439)
Sales of investments in auction rate securities	97	20
Other	(1)	2

Net cash used in investing activities	(383)	(417)

Financing activities
Treasury stock purchases	(1,166)	(3)
Long-term debt payments	(300)	—
Capital lease and financing obligation payments	(46)	(44)
Proceeds from financing obligations	8	17
Dividends paid	(142)	—
Proceeds from stock option exercises	43	36
Excess tax benefits from share-based compensation	(1)	(2)
Other	(3)	—

Net cash (used in) provided by financing activities	(1,607)	4

Net (decrease) increase in cash and cash equivalents	(1,108)	251
Cash and cash equivalents at beginning of period	2,277	2,267

Cash and cash equivalents at end of period	$1,169	$2,518

Supplemental information:
Interest paid, net of capitalized interest	$155	$154
Income taxes paid	364	462

Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	27	58

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

On September 13, 2011, we filed an amended Annual Report on Form 10-K/A for the fiscal year ended January 29, 2011. We are also restating herein our previously issued consolidated financial statements for the three and six month periods ended July 31, 2010 to correct various errors in our accounting for leases.

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

The following tables present the corrections that were made to our financial statements for the period ended July 31, 2010.

	July 31, 2010
	Previously Reported (1)	Adjustments	Restated
	(In Millions)

Assets
Current assets:
Cash and cash equivalents	$2,518	$—	$2,518
Merchandise inventories	2,930	—	2,930
Deferred income taxes	95	—	95
Other	227	—	227

Total current assets	5,770	—	5,770
Property and equipment, net	7,310	1,482	8,792
Long-term investments	298	—	298
Other assets	328	(177)	151

Total assets	$13,706	$1,305	$15,011

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,345	$—	$1,345
Accrued liabilities	994	9	1,003
Income taxes payable	35	—	35
Current portion of long-term debt	300	—	300
Current portion of capital lease and financing obligations	19	66	85

Total current liabilities	2,693	75	2,768
Long-term debt	1,594	—	1,594
Capital lease and financing obligations	172	1,823	1,995
Deferred income taxes	365	(171)	194
Other long-term liabilities	505	(154)	351
Shareholders’ equity	8,377	(268)	8,109

Total liabilities and shareholders’ equity	$13,706	$1,305	$15,011

(1)	Includes certain reclassifications to conform to the current period presentation.

	Three Months (13 Weeks) Ended July 31, 2010
	Previously Reported	Adjustments	Restated
	(In Millions, Except per Share Data)
Sales	$4,100	$—	$4,100
Cost of merchandise sold	2,449	—	2,449

Gross margin	1,651	—	1,651
Operating expenses:
Selling, general, & administrative	1,049	(66)	983
Depreciation and amortization	153	27	180

Operating income	449	39	488
Interest expense, net	31	47	78

Income before income taxes	418	(8)	410
Provision for income taxes	158	(3)	155

Net income	$260	$(5)	$255

Net income per share:
Basic	$0.84	$(0.01)	$0.83
Diluted	$0.84	$(0.01)	$0.83

	Six Months (26 Weeks) Ended July 31, 2010
	Previously Reported	Adjustments	Restated
	(In Millions, Except per Share Data)
Sales	$8,135	$—	$8,135
Cost of merchandise sold	4,948	—	4,948

Gross margin	3,187	—	3,187
Operating expenses:
Selling, general, & administrative	2,083	(126)	1,957
Depreciation and amortization	304	51	355

Operating income	800	75	875
Interest expense, net	62	92	154

Income before income taxes	738	(17)	721
Provision for income taxes	279	(7)	272

Net income	$459	$(10)	$449

Net income per share:
Basic	$1.49	$(0.02)	$1.47
Diluted	$1.48	$(0.02)	$1.46

	Six Months (26 Weeks) Ended July 31, 2010
	Previously Reported (1)	Adjustments	Restated
	(In Millions)
Operating activities
Net income	$459	$(10)	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304	51	355
Share-based compensation	32	—	32
Excess tax benefits from share-based compensation	2	—	2
Deferred income taxes	(33)	(8)	(41)
Other non-cash revenues and expenses	20	(3)	17
Changes in operating assets and liabilities:
Merchandise inventories	(5)	—	(5)
Other current and long-term assets	(6)	—	(6)
Accounts payable	158	—	158
Accrued and other long-term liabilities	(154)	6	(148)
Income taxes	(149)	—	(149)

Net cash provided by operating activities	628	36	664

Investing activities
Acquisition of property and equipment	(421)	(18)	(439)
Sales of investments in auction rate securities	20	—	20
Other	2	—	2

Net cash used in investing activities	(399)	(18)	(417)

Financing activities
Treasury stock purchases	(3)	—	(3)
Capital lease and financing obligation payments	(9)	(35)	(44)
Proceeds from financing obligations	—	17	17
Proceeds from stock option exercises	36	—	36
Excess tax benefits from share-based compensation	(2)	—	(2)

Net cash (used in) provided by financing activities	22	(18)	4

Net (decrease) increase in cash and cash equivalents	251	—	251
Cash and cash equivalents at beginning of period	2,267	—	2,267

Cash and cash equivalents at end of period	$2,518	$—	$2,518

(1)	Includes certain reclassifications to conform to the current period presentation.

3.	Long-term Debt

Long-term debt consists of the following non-callable and unsecured senior debt:

Maturing	Weighted Average Effective Rate	July 30, 2011	January 29, 2011	July 31, 2010
	(Dollars in Millions)
March 2011	—	$—	$300	$300
October 2011	7.41%	100	100	100
2017	6.31%	650	650	650
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350

Total senior debt	6.59%	1,600	1,900	1,900

Unamortized debt discount		(6)	(6)	(6)
Less current portion		(100)	(400)	(300)

Long-term debt		$1,494	$1,494	$1,594

4.	Fair Value Measurements

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

Our cash and cash equivalents and long-term debt are financial instruments classified as a Level 1 pricing category. The carrying value of our cash and cash equivalents approximates fair value because maturities are three months or less. As of July 30, 2011, our long-term debt had a carrying value of $1.6 billion and a fair value of $1.8 billion.

We repaid $300 million of long-term debt in March 2011. An additional $100 million of long-term debt will be paid in October 2011. We expect to replace this debt with new debt financing in the third quarter of 2011. In anticipation of the debt refinancing, we entered into interest rate hedges in December 2010 and May 2011 to hedge our exposure to the risk of increases in interest rates on $400 million of debt we expect to issue. The interest rate hedges have a ten-year term. The fair value of the interest rate hedges is classified as a Level 2 pricing category and is based on valuation models updated with observable inputs and market data. As of July 30, 2011, interest rate hedges are recorded as Accrued Liabilities in our Consolidated Balance Sheet at their fair value of $24 million.

As of July 30, 2011, the par value of our long-term investments was $241 million and the estimated fair value was $208 million. Our long-term investments consist primarily of investments in auction rate securities (“ARS”), which are long-term debt instruments with interest rates which originally reset through periodic short-term auctions.

We intend to hold these ARS until maturity or until we can liquidate them at par value. Based on our other sources of liquidity, we do not believe we will be required to sell them before recovery of par value. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Consolidated Balance Sheets. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2056. The weighted-average maturity date is 2036.

The fair value of our ARS is based on third-party pricing models and is classified as a Level 3 pricing category. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity. The discount rate was calculated using the closest match available for other insured asset backed securities. A market failure scenario was employed as recent successful auctions of these securities were very limited.

The following table presents a rollforward of our ARS, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

	2011	2010
	(In Millions)
Balance at beginning of year	$276	$320
Sales	(97)	(20)
Unrealized gains (losses)	28	(3)

Balance at end of quarter	$207	$297

5.	Share-Based Compensation

We currently grant share-based compensation, including options to purchase shares of our common stock and nonvested stock to employees and outside directors, pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan. Annual grants of stock options and nonvested stock are generally made to eligible employees in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year. Grants of stock options and nonvested stock are generally made to eligible outside directors upon their initial election to the Board of Directors and annually upon each such director’s re-election.

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first six months of the respective fiscal year based on the following assumptions:

	2011	2010
Volatility	33.0%	33.5%
Risk-free interest rate	2.2%	2.5%
Expected life in years	5.5	5.5
Dividend yield	1.8%	0%
Weighted-average fair value at grant date	$14.85	$19.41

The following table summarizes our stock option activity for the first six months of 2011 and 2010:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	17,869	$53.17	19,848	$52.10
Granted	909	53.04	546	54.97
Exercised	(1,002)	43.41	(969)	37.20
Forfeited/expired	(654)	62.87	(334)	55.57

Balance at end of quarter	17,122	$53.36	19,091	$52.88

The following table summarizes our nonvested stock activity for the first six months of 2011 and 2010:

	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,116	$49.30	883	$45.44
Granted (1)	1,141	52.48	462	55.45
Vested	(266)	49.31	(195)	47.38
Forfeited	(17)	52.84	(20)	46.47

Balance at end of quarter	1,974	$51.11	1,130	$49.17

(1)	Includes 578 thousand shares granted in March and May 2011 which include both performance and service vesting conditions.

Total share-based compensation expense was $14 million for the three months ended July 30, 2011 and $17 million for the three months ended July 31, 2010. Total share-based compensation expense was $29 million for the six months ended July 30, 2011 and $32 million for the six months ended July 31, 2010.

At July 30, 2011, we had approximately $171 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted average period of 3.5 years.

6.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

7.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
		(Restated)		(Restated)
	(In Millions)
Numerator - Net income	$299	$255	$500	$449

Denominator - Weighted average shares:
Basic	276	307	282	307
Impact of dilutive employee stock options (a)	2	1	2	1

Diluted	278	308	284	308

(a)	Excludes 8 million options for the three months ended July 30, 2011, 10 million options for the six months ended July 30, 2011, 12 million options for the three months ended July 31, 2010 and 11 million options for the six months ended July 31, 2010 as the impact of such options was antidilutive.

8.	Recent Accounting Pronouncements

Disclosures about Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The update will be effective for us in the first quarter of Fiscal 2012. It will primarily impact our disclosures, and is not expected to impact our results of operations, cash flows or financial position.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and its amendments are effective for fiscal years, and interim periods within those years. This update will be effective for us in the first quarter of Fiscal 2012. The guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. As this update only relates to financial statement presentation, it will have no effect on our results of operations, cash flows or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” are for the 13-week fiscal periods ended July 30, 2011 and July 31, 2010 and all references to “year to date” are for the 26-week fiscal periods ended July 30, 2011 and July 31, 2010.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2010 Annual Report on Form 10-K, as amended and restated on September 13, 2011 (our “2010 Form 10-K/A”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2010 Form 10-K/A (particularly in “Risk Factors”).

Executive Summary

We believe that consumers will remain focused on value throughout 2011. We intend to continue to be flexible in our sales and inventory planning and in our expense management in order to react to changes in consumer demand. Additionally, overall merchandise costs in all apparel categories are expected to be approximately 10% to 15% higher for Fall 2011 than Fall 2010 due to inflation in the cost of raw materials, labor and fuel. Specific item increases are dependent on the category and the related fabric content of the merchandise. We have been preparing for these cost increases for some time and are working diligently to minimize the impact of these higher costs on a consumer that is still buying cautiously and, therefore, less open to paying higher prices for discretionary goods.

For the quarter, diluted earnings per share increased 30% over the second quarter of 2010 to $1.08 and net income increased 17% to $299 million. Year to date, net income increased 11% to $500 million, or $1.76 per diluted share, compared to net income of $449 million and diluted earnings per share of $1.46 last year.

Total sales increased 3.6% for the quarter and 3.4% year to date. Comparable store sales increased 1.9% for the quarter and 1.6% year to date. E-Commerce sales increased 41% year to date and contributed approximately 110 basis points to our comparable store sales for the quarter and 130 basis points for the year-to-date period.

Gross margin as a percent of net sales increased 43 basis points in the quarter and 24 basis points year to date. Strong inventory management, as well as successful private and exclusive brand strategies, contributed to the margin strength.

As of July 30, 2011, we operated 1,097 stores in 49 states, compared to 1,067 stores as of July 31, 2010. Selling square footage totaled 81 million square feet at July 30, 2011 and 79 million square feet at July 31, 2010. We opened nine new stores and remodeled 85 stores year to date. We plan to open another 31 stores and remodel another 15 stores in the fall season.

We have installed electronic signs in approximately 100 stores. We expect to have installed electronic signs in all stores by the 2012 holiday season.

On April 1, 2011, we commenced a seven-year private label credit card program agreement with Capital One, National Association (“Capital One”). Pursuant to this agreement, Capital One offers private label credit cards to new and existing customers of Kohl’s. We handle all customer service functions, including processing billings, collecting on accounts, responding to customer inquiries, and maintaining data systems. We are also responsible for all advertising and marketing related to our credit card customers. Kohl’s and Capital One share in the net risk-adjusted revenue of the portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Unlike the previous program agreement, we also share the costs of funding the outstanding receivables, so our profitability may be impacted by changes in interest rates.

Results of Operations

Net Sales

Net sales increased 3.6% from $4.1 billion in the second quarter of 2010 to $4.2 billion in the second quarter of 2011. Year to date, net sales increased 3.4% from $8.1 billion for the first six months of 2010 to $8.4 billion for the first six months of 2011.

On a comparable store basis, sales increased 1.9% for the quarter and 1.6% year to date. We define comparable store sales as sales from stores (including relocated and remodeled stores) open throughout the full current and prior fiscal periods and from E-Commerce.

The sales increases were due to the following:

	Quarter		Year to Date
	(Dollars in millions)
Comparable store sales:
Stores	$32	0.8%	$24	0.3%
E-Commerce	45	35.9	105	41.2

Total	77	1.9	129	1.6
Sales from new stores	71	—	146	—

Net sales	$148	3.6%	$275	3.4%

Drivers of the changes in comparable store sales were as follows:

	Quarter	Year to Date
Selling price per unit	6.1%	4.6%
Units per transaction	(4.5)	(3.7)

Average transaction value	1.6	0.9
Number of transactions	0.3	0.7

Comparable store sales	1.9%	1.6%

The increase in selling price per unit reflects higher sales prices as we passed higher apparel costs to our customer and reduced clearance inventory sales. Units per transaction decreased as our customers purchased fewer items as a result of the higher prices. The increase in number of transactions is primarily driven by growth in our E-Commerce business.

From a line of business perspective, Accessories and Home reported the strongest comparable store sales for the quarter. Women’s also outperformed the company average on strong sales in updated sportswear, active and special sizes. Men’s and Children’s reported positive comparable store sales increases, but performed below the company average for the quarter. Footwear, which had consistently outperformed the company in recent years, reported a mid single-digit comparable store sales decrease for the quarter as strong sales in women’s shoes were more than offset by declines in the athletic toning category.

Year to date, Home and Accessories were the strongest lines of business. Comparable store sales in the Men’s and Women’s businesses were consistent with the company average. Footwear was the only line of business to report a decrease in comparable store sales.

The Northeast region reported the strongest comparable store sales for the quarter. The Mid-Atlantic and Midwest regions reported low single-digit comparable store sales increases. Comparable store sales in the Southeast, South-Central, and West regions were consistent with the prior year or down slightly. Year to date, the Northeast, Southeast, and Mid-Atlantic regions reported the strongest comparable store sales with low single-digit increases. Comparable store sales in the South-Central, Midwest, and West regions were consistent with prior year or down slightly.

From a brand perspective, our three largest private brands - Apt. 9, Croft & Barrow and Sonoma - combined for a 12% increase in sales for the quarter. Strong exclusive brand performers for the quarter included FILA Sport, Food Network, Lauren Conrad, MUDD, and Simply Vera Vera Wang, which all achieved strong double digit sales increases. Private and exclusive brands as a percentage of total sales increased approximately 300 basis points to approximately 52% for both the quarter and year to date period.

E-Commerce sales increased 36% for the quarter to $171 million and 41% to $358 million year to date. The sales growth is primarily the result of an increase in the number of transactions. We expect our E-Commerce business to generate $1 billion of sales in Fiscal 2011.

Gross Margin

			Increase
	2011	2010	$	%
(Dollars in Millions)
Quarter	$1,728	$1,651	$77	5%
Year to date	3,315	3,187	128	4

Gross margin as a percent of sales
Quarter	40.7%	40.3%
Year to date	39.4	39.2

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

Gross margin as a percent of net sales increased 43 basis points to 40.7% for the second quarter of 2011 and 24 basis points to 39.4% year to date. Inventory management, increased penetration of private and exclusive brands, and our ongoing markdown and size optimization initiatives contributed to the increase in gross margin as a percent of net sales. These increases were partially offset by our E-Commerce business which currently has a lower gross margin than our stores due to the mix of products sold on-line and free or reduced cost shipping promotions.

Operating Expenses

			Increase
	2011	2010	$	%
(Dollars in Millions)		(Restated)
SG&A
Quarter	$991	$983	$8	1%
Year to date	1,995	1,957	38	2

S,G&A as a percent of net sales
Quarter	23.3%	24.0%
Year to date	23.7	24.1

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

SG&A was generally consistent with the prior-year quarter. SG&A as a percentage of net sales decreased, or “leveraged,” 66 basis points in the quarter and 33 basis point year to date. Substantially all of the leverage was generated by higher net revenues in our credit card operations as a result of higher finance charges due to receivable growth and lower receivable write-offs due to improved delinquency rates. A more favorable revenue sharing percentage under the current Capital One agreement also contributed to the increase. Our store organization also leveraged in both periods as a result of strong payroll and operating expense management.

			Increase
	2011	2010	$	%
(Dollars in Millions)		(Restated)
Depreciation & amortization
Quarter	$190	$180	$10	6%
Year to date	382	355	27	8

The increases in depreciation and amortization are primarily attributable to the addition of new stores and remodels.

Operating Income

			Increase
	2011	2010	$	%
(Dollars in Millions)		(Restated)
Quarter	$547	$488	$59	12%
Year to date	938	875	63	7

Operating income as a percent of sales
Quarter	12.9%	11.9%
Year to date	11.2	10.8

As a result of the above factors, operating income as a percent of net sales increased almost 100 basis points to 12.9% of net sales for the three months ended July 30, 2011, compared to 11.9% of net sales for the three months ended July 31, 2010. For the year-to-date period, operating income as a percent of net sales increased approximately 40 basis points to 11.2% of net sales for 2011 compared to 10.8% of net sales for 2010.

Interest Expense, Net

			Decrease
	2011	2010	$	%
(Dollars in Millions)		(Restated)
Quarter	$72	$78	$(6)	(8)%
Year to date	148	154	(6)	(4)

The decrease in net interest expense is primarily attributable to the $300 million of debt repaid in March 2011.

Provision for Income Taxes

			Increase
	2011	2010	$	%
(Dollars in Millions)		(Restated)
Quarter	$176	$155	$21	14%
Year to date	290	272	18	7

Our effective tax rate was 37.1% for the three months ended July 30, 2011 and 36.8% for the six months ended July 30, 2011 compared to 37.9% for the three months ended July 31, 2010 and 37.7% for the six months ended July 31, 2010.

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

We are, however, experiencing increases in our merchandise costs due to higher raw material, labor and fuel costs. We experienced low to mid single-digit cost increases throughout the first six months of 2011 and expect 10% to 15% increases for Fall 2011. In our private and exclusive brands, where we have more control over the production and manufacture of the merchandise, we have been able to mitigate inflationary pressures through measures such as committing earlier for fabric and certain other raw materials and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors, as possible, to minimize the impact of inflation on our merchandise costs and our selling prices.

Financial Condition and Liquidity

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently another significant usage of cash. Our primary source of funds for our business activities are cash flow from operations, short-term trade credit and our lines of credit. We believe that our available cash and cash equivalents and sources of funds are sufficient to meet our cash requirements.

			Increase (Decrease) in Cash
	2011	2010	$	%
(Dollars in Millions)		(Restated)
Net cash provided by (used in):
Operating activities	$882	$664	$218	33%
Investing activities	(383)	(417)	34	8
Financing activities	(1,607)	4	(1,611)	(100+	)

Operating Activities. Operating activities generated $882 million of cash in 2011, compared to $664 million in 2010.

Merchandise inventories per store were $2.82 million at July 30, 2011 and $2.75 million at July 31, 2010. Accounts payable as a percent of inventory was 43.5% at July 30, 2011, compared to 45.9% at July 31, 2010. The decrease is primarily due to lower inventory turn.

Investing Activities. Net cash used in investing activities decreased $34 million, primarily due to a $77 million increase in proceeds from sales of auction rate securities as changes in the interest rate environment have motivated the issuer to call the investments. This increase was partially offset by increases in capital spending for new stores and remodels.

Financing Activities. Financing activities used cash of $1.6 billion in 2011 and generated cash of $4 million in 2010.

In the first half of 2011, we repurchased 23 million shares of our common stock for approximately $1.2 billion. The shares were purchased as part of our $3.5 billion share repurchase program. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to complete the program by the end of Fiscal 2013.

We repaid $300 million of long-term debt which was due in March 2011. An additional $100 million of long-term debt is due in October 2011. We expect to replace this debt with new debt financing in the third quarter of 2011. In anticipation of this debt issuance, we entered into 10-year interest rate hedges in December 2010 and May 2011 to hedge our exposure to the risk of interest rate increases on $400 million of debt we expect to issue. As of July 30, 2011 the fair value of these derivatives was a liability of $24 million.

We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility which was signed in June 2011. The co-leads of this facility, Bank of America, U.S. Bank, and Wells Fargo Bank, have each committed $110 million. The remaining 13 lenders have each committed between $30 and $85 million. The $1 billion facility replaced a $900 million facility which was scheduled to expire in October 2011. We also have a demand note with availability of $30 million. There were no draws on these facilities during 2011 or 2010.

Year to date, we paid cash dividends of $142 million as detailed in the following table:

Declaration date	February 23, 2011	May 11, 2011
Record date	March 9, 2011	June 8, 2011
Payment date	March 30, 2011	June 29, 2011
Amount	$0.25 per common share	$0.25 per common share

On August 11, 2011, our Board of Directors approved a quarterly dividend of $0.25 per share which will be paid on September 28, 2011 to shareholders of record as of September 7, 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	July 30, 2011	January 30, 2011	July 31, 2010
			(Restated)
Working capital (In Millions)	$1,991	$2,861	$3,002
Current ratio	1.76:1	2.03:1	2.08:1
Debt/capitalization	34.1%	33.7%	32.9%

The decrease in working capital and the current ratio as of July 30, 2011 compared to July 31, 2010 was due to lower cash and cash equivalents, primarily driven by $2.2 billion of share repurchases in the first half of 2011 and the fourth quarter of 2010. The increase in the debt/capitalization ratio reflects lower capitalization due to share repurchases in 2011.

Debt Covenant Compliance. As of July 30, 2011, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2011.

		(Dollars in Millions)
	Total Debt	$3,693
	Permitted Exclusions	(6)

	Subtotal	3,687
	Rent x 8	2,096

A	Included Indebtedness	$5,783

	Net Worth	$7,078
	Investments (accounted for under equity method)	—

	Subtotal	7,078
	Included Indebtedness	5,783

B	Capitalization	$12,861

	Leverage Ratio (A/B)	0.45
	Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $365 million in 2011 compared to $198 million in 2010. The increase in free cash flow is primarily due to taxes, including both improved deferred tax liabilities due to depreciation deductions and timing of tax payments.

Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2011	2010
(In Millions)		(Restated)
Net cash provided by operating activities	$882	$664
Acquisition of property and equipment	(479)	(439)
Capital lease and financing obligation payments	(46)	(44)
Proceeds from financing obligations	8	17

Free cash flow	$365	$198

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2010 Form 10-K/A.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of July 30, 2011. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below.

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

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our 2010 Form 10-K/A, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our 2010 Form 10-K/A and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended July 30, 2011, which were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended July 30, 2011:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In millions)
May 1 – May 28, 2011	2,250,319	$54.92	2,249,792	$2,932
May 29 – July 2, 2011	7,852,171	50.81	7,850,000	2,533
July 3 – July 30, 2011	4,198,967	55.14	4,198,157	2,301

Total	14,301,457	$52.73	14,297,949	$2,301

Item 5.	Other Information

On May 16, 2011, we filed a Current Report on Form 8-K disclosing the final voting results from our May 12, 2011 Annual Meeting of Shareholders. At that meeting, our shareholders approved our proposal to hold an annual advisory vote on compensation awarded to our named executive officers. Accordingly, our Board of Directors determined that we will hold a shareholder advisory vote on the compensation awarded to our named executive officers on an annual basis.

Item 6.	Exhibits

4.1	Credit Agreement dated as of June 23, 2011 by and among Kohl’s Corporation (the “Company”), the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and as an Issuing Bank and a Swing Line Lender, U.S. Bank National Association, as an Issuing Bank, a Swing Line Lender and a Syndication Agent, Wells Fargo Bank, National Association, as an Issuing Bank, a Swing Line Lender and a Syndication Agent, and Morgan Stanley Bank, N.A., as the Documentation Agent, incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2011.

10.1	Form of Employment Agreement between the Company and its Senior Executive Vice Presidents.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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