Form 10-Q
period 2011-10-29
KOHLS Corp
filed 2011-12-02
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 26, 2011 Common Stock, Par Value $0.01 per Share, 253,430,813 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	Oct. 29, 2011	Jan. 29, 2011	Oct. 30, 2010
	(Unaudited)	(Audited)	(Unaudited)
			(Restated)
Assets
Current assets:
Cash and cash equivalents	$760	$2,277	$2,441
Merchandise inventories	4,130	3,036	4,030
Income taxes receivable	105	—	25
Deferred income taxes	91	77	92
Other	257	252	215

Total current assets	5,343	5,642	6,803

Property and equipment, net	8,918	8,692	8,698
Long-term investments	158	277	275
Other assets	263	238	229

Total assets	$14,682	$14,849	$16,005

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,080	$1,138	$2,125
Accrued liabilities	1,025	1,030	930
Income taxes payable	—	127	—
Current portion of long-term debt	—	400	400
Current portion of capital lease and financing obligations	95	86	87

Total current liabilities	3,200	2,781	3,542

Long-term debt	2,141	1,494	1,494
Capital lease and financing obligations	2,003	2,018	2,005
Deferred income taxes	408	256	216
Other long-term liabilities	459	450	435

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,313	2,225	2,185
Treasury stock, at cost	(5,597)	(3,643)	(2,642)
Accumulated other comprehensive loss	(52)	(37)	(40)
Retained earnings	9,803	9,301	8,806

Total shareholders’ equity	6,471	7,850	8,313

Total liabilities and shareholders’ equity	$14,682	$14,849	$16,005

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
		(Restated)		(Restated)
Net sales	$4,376	$4,218	$12,786	$12,353
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,688	2,596	7,784	7,543

Gross margin	1,688	1,622	5,002	4,810

Operating expenses:
Selling, general, and administrative	1,071	1,059	3,066	3,016
Depreciation and amortization	202	207	583	563

Operating income	415	356	1,353	1,231

Interest expense, net	75	79	223	233

Income before income taxes	340	277	1,130	998
Provision for income taxes	129	101	419	372

Net income	$211	$176	$711	$626

Net income per share:
Basic:
Basic	$0.80	$0.57	$2.58	$2.04
Average number of shares	264	307	276	307

Diluted:
Diluted	$0.80	$0.57	$2.56	$2.03
Average number of shares	265	308	278	308

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions)

			Paid-In			Accumulated Other Comprehensive	Retained
	Common Stock			Treaury Stock
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2011	355	$4	$2,225	(64)	$(3,643)	$(37)	$9,301	$7,850

Net income	—	—	—		—	—	711	711

Other comprehensive loss:
Unrealized gain(loss) on:
Investments, net of tax of $9	—	—	—	—	—	15	—	15
Interest rate derivative, net of tax of $18	—	—	—	—	—	(30)	—	(30)

Total comprehensive income								696

Stock options and awards	2	—	94		—	—	—	94

Net income tax impact from exercise of stock options	—	—	(6)		—	—	—	(6)

Dividends paid ($0.75 per share)	—	—	—		2	—	(209)	(207)

Treasury stock purchases	—	—	—	(39)	(1,956)	—	—	(1,956)

Balance at October 29, 2011	357	$4	$2,313	(103)	$(5,597)	$(52)	$9,803	$6,471

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010
		(Restated)
Operating activities
Net income	$711	$626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	583	563
Share-based compensation	43	47
Excess tax benefits from share-based compensation	2	3
Deferred income taxes	146	(14)
Other non-cash revenues and expenses	19	26
Changes in operating assets and liabilities:
Merchandise inventories	(1,091)	(1,107)
Other current and long-term assets	(1)	1
Accounts payable	942	937
Accrued and other long-term liabilities	(16)	(76)
Income taxes	(238)	(212)

Net cash provided by operating activities	1,100	794

Investing activities
Acquisition of property and equipment	(755)	(673)
Sales of investments in auction rate securities	143	40
Other	(20)	4

Net cash used in investing activities	(632)	(629)

Financing activities
Treasury stock purchases	(1,956)	(4)
Dividends paid	(207)	—
Proceeds from issuance of debt	646	—
Deferred financing costs	(8)	—
Interest rate hedge payment	(48)	—
Long-term debt payments	(400)	—
Proceeds from financing obligations	12	28
Capital lease and financing obligation payments	(69)	(64)
Proceeds from stock option exercises	47	52
Excess tax benefits from share-based compensation	(2)	(3)

Net cash (used in) provided by financing activities	(1,985)	9

Net (decrease) increase in cash and cash equivalents	(1,517)	174

Cash and cash equivalents at beginning of period	2,277	2,267

Cash and cash equivalents at end of period	$760	$2,441

Supplemental information:
Interest paid, net of capitalized interest	$205	$215
Income taxes paid	512	599

Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	57	75

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

On September 13, 2011, we filed an amended Annual Report on Form 10-K/A for the fiscal year ended January 29, 2011 to correct various errors in our accounting for leases. We are also restating herein our previously issued consolidated financial statements for the three and nine month periods ended October 30, 2010 to correct these errors.

The most significant of the corrections resulted from improper application of the sale-leaseback provisions of ASC 840, Leases. We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost over runs and/or we construct non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheet. Upon completion of the project, we must perform a sale-leaseback analysis pursuant to ASC 840 to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental and/or cash payments and/or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items are generally considered “continuing involvement” which preclude us from derecognizing the constructed assets from our Balance Sheet when construction is complete.

Additionally, certain store and equipment leases were improperly recorded as operating leases, rather than capital leases.

To correct the accounting errors, we have recorded additional property and the related capital lease and financing obligations on our Balance Sheets. In our Statements of Income, lease payments related to these properties are now recognized as depreciation and interest expense, rather than rent expense (which we record in Selling, General and Administrative Expense). The corrections impact the classification of cash flows from operations, financing activities and investing activities, but have no impact on the net increase or decrease in cash and cash equivalents reported in our Statements of Cash Flows. As part of the restatement, we also reversed a $31 million cumulative lease accounting correction to net income which was recorded in the quarterly period ended October 30, 2010 (as disclosed in our quarterly report on Form 10-Q which was filed on December 9, 2010) and recorded the adjustment in the proper accounting period.

The following tables present the corrections that were made to our financial statements for the period ended October 30, 2010.

	October 30, 2010
	Previously Reported (1)	Adjust- ments	Restated
		(In Millions)
Assets
Current assets:
Cash and cash equivalents	$2,441	—	$2,441
Merchandise inventories	4,030	—	4,030
Income taxes receivable	25	—	25
Deferred income taxes	92	—	92
Other	218	(3)	215

Total current assets	6,806	(3)	6,803
Property and equipment, net	7,274	1,424	8,698
Long-term investments	275	—	275
Other assets	379	(150)	229

Total assets	$14,734	$1,271	$16,005

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,125	—	$2,125
Accrued liabilities	927	3	930
Current portion of long-term debt	400	—	400
Current portion of capital lease and financing obligations	17	70	87

Total current liabilities	3,469	73	3,542
Long-term debt	1,494	—	1,494
Capital lease and financing obligations	187	1,818	2,005
Deferred income taxes	379	(163)	216
Other long-term liabilities	638	(203)	435
Shareholders’ equity	8,567	(254)	8,313

Total liabilities and shareholders’ equity	$14,734	$1,271	$16,005

(1)	Includes certain reclassifications to conform to the current period presentation.

	Three Months Ended October 30, 2010
	Previously Reported	Adjust- ments	Restated
	(In Millions, Except per Share Data)
Sales	$4,218	—	$4,218
Cost of merchandise sold	2,596	—	2,596

Gross margin	1,622	—	1,622
Operating expenses:
Selling, general, & administrative	1,138	(79)	1,059
Depreciation and amortization	190	17	207

Operating income	294	62	356
Interest expense, net	38	41	79

Income before income taxes	256	21	277
Provision for income taxes	93	8	101

Net income	$163	$13	$176

Net income per share:
Basic	$0.53	$0.04	$0.57
Diluted	0.53	0.04	0.57

	Nine Months Ended October 30, 2010
	Previously Reported	Adjust- ments	Restated
	(In Millions, Except per Share Data)
Sales	$12,353	—	$12,353
Cost of merchandise sold	7,543	—	7,543

Gross margin	4,810	—	4,810
Operating expenses:
Selling, general, & administrative	3,221	(205)	3,016
Depreciation and amortization	495	68	563

Operating income	1,094	137	1,231
Interest expense, net	100	133	233

Income before income taxes	994	4	998
Provision for income taxes	372	—	372

Net income	$622	$4	$626

Net income per share:
Basic	$2.03	$0.01	$2.04
Diluted	2.02	0.01	2.03

	Nine Months Ended October 30, 2010
	Previously Reported	Adjust- ments	Restated
	(In Millions)
Operating activities
Net income	$622	$4	$626
Adjustments to reconcile net income to net cash provided by operating activites:
Depreciation and amortization	495	68	563
Share-based compensation	47	—	47
Excess tax benefits from share-based compensation	3	—	3
Deferred income taxes	(14)	—	(14)
Other non-cash revenues and expenses	50	(24)	26
Changes in operating assets and liabilities:
Merchandise inventories	(1,107)	—	(1,107)
Other current and long-term assets	1	—	1
Accounts payable	937	—	937
Accrued and other long-term liabilities	(89)	13	(76)
Income taxes	(212)	—	(212)

Net cash provided by operating activities	733	61	794

Investing activities
Acquisition of property and equipment	(636)	(37)	(673)
Sales of investments in auction rate securities	40	—	40
Other	4	—	4

Net cash used in investing activities	(592)	(37)	(629)

Financing activities
Treasury stock purchases	(4)	—	(4)
Proceeds from financing obligations	—	28	28
Capital lease and financing obligation payments	(12)	(52)	(64)
Proceeds from stock option exercises	52	—	52
Excess tax benefits from share-based compensation	(3)	—	(3)

Net cash (used in) provided by financing activities	33	(24)	9

Net increase in cash and cash equivalents	174	—	174
Cash and cash equivalents at beginning of period	2,267	—	2,267

Cash and cash equivalents at end of period	$2,441	—	$2,441

3.	Long-term Debt

Long-term debt consists of the following non-callable and unsecured senior debt:

Maturing	Weighted Average Effective Rate	Oct. 29, 2011	Jan. 29, 2011	Oct. 30, 2010
	(Dollars in Millions)
2017	6.31%	$650	$650	$650
2021	4.81%	650	—	—
2029	7.36%	200	200	200
2033	6.05%	300	300	300
2037	6.89%	350	350	350
March 2011	—	—	300	300
October 2011	—	—	100	100

Total senior debt	6.01%	2,150	1,900	1,900

Unamortized debt discount		(9)	(6)	(6)
Less current portion		—	(400)	(400)

Long-term debt		$2,141	$1,494	$1,494

We repaid long-term debt of $300 million in March 2011 and $100 million in October 2011. In October 2011, we issued $650 million of 4.00% notes with semi-annual interest payments beginning May 2012. Including the impact of interest rate hedges and debt issuance expenses, the effective interest rate of these notes is 4.81%. The notes mature on November 1, 2021. In anticipation of this debt issuance, we entered into interest rate hedges in December 2010 and May 2011 to hedge our exposure to the risk of increases in interest rates on $400 million of debt. In conjunction with the debt issuance, we paid $48 million, the fair market value of the hedges, to settle the hedges. The unrealized loss on the hedges will be recognized as interest expense at a rate of $5 million per year.

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

Our cash and cash equivalents and long-term debt are financial instruments classified as a Level 1 pricing category. The carrying value of our cash and cash equivalents approximates fair value because maturities are three months or less. As of October 29, 2011, our long-term debt had a carrying value of $2.1 billion and a fair value of $2.5 billion.

As of October 29, 2011, the par value of our long-term investments was $195 million and the estimated fair value was $158 million. Our long-term investments consist primarily of investments in auction rate securities (“ARS”), which are long-term debt instruments with interest rates which originally reset through periodic short-term auctions.

We intend to hold these ARS until maturity or until we can liquidate them at or near par value. Based on our other sources of liquidity, we do not believe we will be required to sell them before recovery of par value. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Consolidated Balance Sheets. In certain cases, holding the investments until recovery may mean until maturity, which range from 2015 to 2041. The weighted-average maturity date is 2033.

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

The following table presents a rollforward of our long-term investments, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Oct. 30, 2011	Oct. 29, 2010
	(In Millions)
Balance at beginning of year	$277	$321
Sales	(143)	(40)
Unrealized gains (losses)	24	(6)

Balance at end of quarter	$158	$275

5.	Share-Based Compensation

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

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first nine months of the respective fiscal year based on the following assumptions:

	2011	2010
Volatility	33.0%	33.5%
Risk-free interest rate	2.1%	2.3%
Expected life in years	5.5	5.5
Dividend yield	1.8%	0%
Weighted-average fair value at grant date	$14.60	$19.14

The following table summarizes our stock option activity for the first nine months of 2011 and 2010:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	17,869	$53.17	19,848	$52.10
Granted	1,008	52.61	613	54.65
Exercised	(1,098)	43.20	(1,364)	38.15
Forfeited/expired	(854)	62.27	(661)	56.51

Balance at end of quarter	16,925	$53.32	18,436	$53.06

The following table summarizes our nonvested stock activity for the first nine months of 2011 and 2010:

	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,116	$49.30	883	$45.44
Granted (1)	1,175	52.35	483	55.30
Vested	(283)	49.61	(215)	47.81
Forfeited	(37)	51.35	(45)	47.62

Balance at end of quarter	1,971	$51.04	1,106	$49.19

(1)	Includes 578 thousand shares granted in March and May 2011 which include both performance and service vesting conditions.

Total share-based compensation expense was $14 million for the three months ended October 29, 2011, $16 million for the three months ended October 30, 2010, $43 million for the nine months ended October 29, 2011 and $47 million for the nine months ended October 30, 2010.

At October 29, 2011, we had approximately $150 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted-average period of 3.3 years.

6.	Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

7.	Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
		(Restated)		(Restated)
		(In Millions)
Numerator—Net income	$211	$176	$711	$626

Denominator—Weighted average shares:
Basic	264	307	276	307
Impact of dilutive employee stock options	1	1	2	1

Diluted	265	308	278	308

Antidilutive Shares	12	13	10	12

8.	Recent Accounting Pronouncements

Disclosures about Fair Value Measurements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. The update requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. The update will be effective for us in the first quarter of Fiscal 2012. It will primarily impact our disclosures, and is not expected to have a material impact on our results of operations, cash flows or financial position.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update which will increase the prominence of other comprehensive income (“OCI”) in our financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of OCI. The update does not change the items that must be reported in OCI and its amendments are effective for fiscal years, and interim periods within those years. Early adoption is permitted, but we do not expect to provide the new disclosures until required to do so in the first quarter of Fiscal 2012. The guidance must be applied retrospectively for all periods presented in the financial statements. As this update only relates to financial statement presentation, it will have no effect on our results of operations, cash flows or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” are for the three month (13-week) fiscal periods ended October 29, 2011 and October 30, 2010 and all references to “year to date” are for the nine month (39-week) fiscal periods ended October 29, 2011 and October 30, 2010.

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

Executive Summary

We believe that consumers will remain focused on value during the Holiday shopping season. We intend to continue to be flexible in our sales and inventory planning and in our expense management in order to react to changes in consumer demand. Additionally, overall merchandise costs in all apparel categories are approximately 10% to 15% higher for Fall 2011 than Fall 2010 due to inflation in the cost of raw materials, labor and fuel. We believe that we’ve been successful in navigating through these increases. The impact of apparel cost increases resulted in a 9.5% increase in average unit retail, a 4.3% decrease in units per transaction and a 5.2% increase in average transaction value.

For the quarter, diluted earnings per share increased 40% over the third quarter of 2010 to $0.80 and net income increased 20% to $211 million. Year to date, net income increased 14% to $711 million, or $2.56 per diluted share, compared to net income of $626 million and diluted earnings per share of $2.03 last year.

Total sales increased 3.8% for the quarter and 3.5% year to date. Comparable store sales increased 2.1% for the quarter and 1.7% year to date. Year to date, E-Commerce sales increased 36% to $555 million.

We launched the Jennifer Lopez and Marc Anthony lines in September 2011. The brands launched in all stores and on-line concurrently and across multiple departments. The launches were the largest in our company history both in breadth of content and sales dollars.

Gross margin as a percent of net sales increased 10 basis points in the quarter and 19 basis points year to date. Strong inventory management, as well as successful private and exclusive brand strategies, contributed to the margin strength.

As of October 29, 2011, we operated 1,127 stores in 49 states, compared to 1,089 stores as of October 30, 2010. Of the 40 new stores that we opened in 2011, approximately 75 percent were “small” stores with 64,000 or less square feet of retail space. We expect to open approximately 30 new stores in 2012. Selling square footage totaled 82 million square feet at October 29, 2011 and 80 million square feet at October 30, 2010. We also remodeled 100 stores in 2011.

We have installed electronic signs in approximately 250 stores. We expect to have installed electronic signs in all stores by the 2012 holiday season.

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

Results of Operations

Net Sales

Net sales increased 3.8% from $4.2 billion in the third quarter of 2010 to $4.4 billion in the third quarter of 2011. Year to date, net sales increased 3.5% from $12.4 billion for the first nine months of 2010 to $12.8 billion for the first nine months of 2011.

On a comparable store basis, sales increased 2.1% for the quarter and 1.7% year to date. We define comparable store sales as sales from stores (including relocated and remodeled stores) open throughout the full current and prior fiscal periods and from E-Commerce.

The sales increases were due to the following:

	Quarter		Year to Date
	(Dollars in millions)
Comparable stores:
Stores	$42	1.1%	$65	0.6%
E-Commerce	44	28.4	148	36.4

Total	86	2.1	213	1.7
New stores	72	—	220	—

Net sales	$158	3.8%	$433	3.5%

Drivers of the changes in comparable store sales were as follows:

	Quarter	Year to Date
Selling price per unit	9.5%	6.2%
Units per transaction	(4.3)	(3.9)

Average transaction value	5.2	2.3
Number of transactions	(3.1)	(0.6)

Comparable store sales	2.1%	1.7%

The increase in selling price per unit reflects higher sales prices as we passed higher apparel costs to our customer and reduced clearance inventory sales. Units per transaction decreased as our customers purchased fewer items as a result of the higher prices. Increases in the number of E-Commerce transactions were more than offset by lower transactions in our stores.

From a line of business perspective, Children’s reported the highest comparable store sales for the quarter on strength in both boys and girls. Men’s also outperformed the company average and was led by dress shirts and basics. Home, Accessories and Women’s were generally consistent with the company average. Notable strong performers were small electrics in Home; watches and fashion jewelry in Accessories; and active and updated sportswear in Women’s. Footwear was the only line of business to report a decline in comparable store sales for the quarter as high double-digit increases in women’s shoes were more than offset by declines in athletic shoes.

Year to date, Home was the strongest line of business. Accessories, Men’s, Children’s and Women’s all reported comparable store sales slightly higher than the company average. Footwear was the only line of business to report a decrease in comparable store sales.

From a regional perspective, the Southeast reported the strongest comparable store sales for the quarter. The Midwest and Southcentral regions were consistent with the company average. The Northeast and Mid-Atlantic regions slightly underperformed the company average, but were positive. The West was the only region to report a decline in comparable store sales.

Year to date, the Southeast and Northeast regions reported the strongest comparable store sales with low single-digit increases. The Midwest, Southcentral and Mid-Atlantic regions reported increases in comparable store sales, but were below the company average. The West region reported slightly lower comparable store sales.

From a brand perspective, we launched the Jennifer Lopez and Marc Anthony lines in September. The brands launched in all stores and on-line concurrently and across multiple departments. The launches were the largest in our company history both in breadth of content and sales dollars.

Private and exclusive brand sales penetration increased 270 basis points to approximately 51 percent of total sales for the third quarter. In our private brand portfolio, Apt. 9, So and Urban Pipeline all reported double-digit sales increases as did FILA, Food Network, Lauren Conrad, MUDD and Simply Vera Vera Wang in our exclusive brand portfolio.

E-Commerce sales increased 28% for the quarter to almost $200 million and 36% to $555 million year to date. The sales growth is primarily the result of an increase in the number of transactions. We expect our E-Commerce business to generate $1 billion of sales in Fiscal 2011.

Gross Margin

	$0000.00	$0000.00	$0000.00	$0000.00
			Increase
	2011	2010	$	%
(Dollars in Millions)
Quarter	$1,688	$1,622	$66	4%
Year to date	5,002	4,810	192	4

Gross margin as a percent of sales
Quarter	38.6%	38.5%
Year to date	39.1	38.9

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

Gross margin as a percent of net sales increased 10 basis points to 38.6% for the third quarter of 2011 and 19 basis points to 39.1% year to date. Inventory management, increased penetration of private and exclusive brands, and our ongoing markdown and size optimization initiatives contributed to the increase in gross margin as a percent of net sales. These increases were partially offset by our E-Commerce business which currently has a lower gross margin than our stores due to the mix of products sold on-line and free or reduced cost shipping promotions.

Operating Expenses

	$000.00	$000.00	$000.00	$000.00
			Increase
	2011	2010	$	%
(Dollars in Millions)		(Restated)
SG&A
Quarter	$1,071	$1,059	$12	1%
Year to date	3,066	3,016	50	2

S,G&A as a percent of net sales
Quarter	24.5%	25.1%
Year to date	24.0	24.4

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

SG&A was generally consistent with the prior-year quarter. SG&A as a percentage of net sales decreased, or “leveraged,” 66 basis points in the quarter and 44 basis points year to date. Our credit card operations reported significantly higher revenues as a result of higher finance charges due to receivable growth, higher late fees due to regulatory changes in 2010, and lower receivable write-offs due to improved delinquency rates. A more favorable revenue sharing percentage under the current Capital One agreement also contributed to the increase. Our store organization also leveraged in both periods as a result of strong payroll and operating expense management. Advertising expenses increased more than sales due to planned incremental spending to drive customer traffic and support the Jennifer Lopez and Marc Anthony brand launches.

	$0000.00	$0000.00	$0000.00	$0000.00
			Increase (Decrease)
	2011	2010	$	%
(Dollars in Millions)		(Restated)
Depreciation & amortization
Quarter	$202	$207	$(5)	(2)%
Year to date	583	563	20	4

New stores and remodels resulted in higher depreciation and amortization expenses in both 2011 periods. Offsetting these increases were one-time reductions related to the lease accounting corrections made in the third quarter of 2010.

Operating Income

	$000.00	$000.00	$000.00	$000.00
			Increase
	2011	2010	$	%
(Dollars in Millions)		(Restated)
Quarter	$415	$356	$59	16%
Year to date	1,353	1,231	122	10

Operating income as a percent of sales
Quarter	9.5%	8.4%
Year to date	10.6	10.0

As a result of the above factors, operating income as a percent of net sales increased over 100 basis points to 9.5% of net sales for the three months ended October 29, 2011, compared to 8.4% of net sales for the three months ended October 30, 2010. For the year-to-date period, operating income as a percent of net sales increased approximately 60 basis points to 10.6% of net sales for 2011 compared to 10.0% of net sales for 2010.

Interest Expense, Net

	$0000.0	$0000.0	$0000.0	$0000.0
			Decrease
	2011	2010	$	%
(Dollars in Millions)	(Restated)
Quarter	$75	$79	$(4)	(5)%
Year to date	223	233	(10)	(5)

The decrease in net interest expense is primarily attributable to the $300 million of debt repaid in March 2011.

Provision for Income Taxes

	$000.0	$000.0	$000.0	$000.0
			Increase
	2011	2010	$	%
(Dollars in Millions)	(Restated)
Quarter	$129	$101	$28	27%
Year to date	419	372	47	12
Effective tax rate:
Quarter	37.8%	36.5%
Year to date	37.1%	37.3%

The increase in the effective tax rate for the quarter was due to lower trust and municipal income in 2011 and favorable resolution of state tax audits which lowered the 2010 effective tax rate.

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

We are, however, experiencing increases in our merchandise costs due to higher raw material, labor and fuel costs. We experienced low to mid single-digit cost increases throughout the first six months of 2011 and 10% to 15% increases in the second half of 2010. We currently expect more modest increases in the first half of 2012. In our private and exclusive brands, where we have more control over the production and manufacture of the merchandise, we have been able to mitigate inflationary pressures through measures such as committing earlier for fabric and certain other raw materials and shifting production to lower cost markets. Our third-party brand vendors are also facing the same inflationary pressures. We will continue to work with these vendors, as possible, to minimize the impact of inflation on our merchandise costs and our selling prices.

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

			Increase (Decrease) in Cash
	2011	2010	$	%
(Dollars in Millions)	(Restated)
Net cash provided by (used in):
Operating activities	$1,100	$794	$306	39%
Investing activities	(632)	(629)	(3)	(0)
Financing activities	(1,985)	9	(1,994)	(100+ )

Operating Activities. Operating activities generated $1.1 billion of cash in 2011, $306 million more than the $794 million generated in 2010.

Merchandise inventories per store decreased 1% from $3.70 million at October 30, 2010 to $3.66 million at October 29, 2011. Total inventory units per store as of October 29, 2011 are 8% lower than October 30, 2010. Clearance units per store increased slightly, but account for less than 3.5% of total units.

Accounts payable as a percent of inventory was 50.4% at October 29, 2011, compared to 52.7% at October 30, 2010. The decrease is primarily due to vendor payment initiatives and lower inventory turn.

Investing Activities. Investing activities used cash of approximately $630 million in both 2011 and 2010. Proceeds from sales of auction rate securities increased $103 million as changes in the interest rate environment have motivated issuers to call the investments. This increase was substantially offset by increases in capital spending for new stores, remodels, our third E-Commerce fulfillment center, and a call center in Texas.

Financing Activities. Financing activities used cash of $2.0 billion in 2011 and generated cash of $9 million in 2010.

Year to date, we have repurchased 38 million shares of our common stock for approximately $2.0 billion. The shares were purchased as part of our $3.5 billion share repurchase program. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to repurchase approximately $300 million of our stock in the fourth quarter of 2011 and to complete the program by the end of Fiscal 2013.

We repaid long-term debt of $300 million in March 2011 and $100 million in October 2011. In October 2011, we issued $650 million of 4.00% notes with semi-annual interest payments beginning May 2012. The notes mature on November 1, 2021. In conjunction with the debt issuance, we paid $48 million to settle interest-rate hedges which were entered into in December 2010 and May 2011 in anticipation of the October debt issuance.

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

Year to date, we paid cash dividends of $207 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter
Declaration date	February 23, 2011	May 11, 2011	August 11, 2011
Record date	March 9, 2011	June 8, 2011	September 7, 2011
Payment date	March 30, 2011	June 29, 2011	September 28, 2011
Amount	$0.25 per common share	$0.25 per common share	$0.25 per common share

On November 9, 2011, our Board of Directors approved a quarterly dividend of $0.25 per share which will be paid on December 28, 2011 to shareholders of record as of December 7, 2011.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	Oct. 29, 2011	January 29, 2011	Oct. 30, 2010
	(Restated)
Working capital (In Millions)	$2,143	$2,861	$3,261
Current ratio	1.67:1	2.03:1	1.92:1
Debt/capitalization	39.6%	33.7%	32.4%

The decrease in working capital and the current ratio as of October 29, 2011 compared to October 30, 2010 was due to lower cash and cash equivalents, primarily driven by $3 billion of share repurchases in 2011 and the fourth quarter of 2010. The increase in the debt/capitalization ratio is primarily due to share repurchases in 2011.

Debt Covenant Compliance. As of October 29, 2011, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2011.

(Dollars in Millions)
Total Debt	$4,248
Permited Exclusions	(9)

Subtotal	4,239
Rent x 8	2,074

Included Indebtedness (A)	$6,313

Net Worth	$6,471
Investments (accounted for under equity method)	—

Subtotal	6,471
Included Indebtedness	6,313

Capitalization (B)	$12,784

Leverage Ratio (A/B)	0.49
Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $288 million in 2011 compared to $85 million in 2010. The increase in free cash flow is primarily due to cash provided by operations and, more specifically, deferred tax liabilities due to depreciation deductions. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2011	2010
(In Millions)		(Restated)
Net cash provided by operating activities	$1,100	$794
Acquisition of property and equipment	(755)	(673)
Capital lease and financing obligation payments	(69)	(64)
Proceeds from financing obligations	12	28

Free cash flow	$288	$85

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2010 Form 10-K/A.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of October 29, 2011. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our controls over the accounting for leases. The principal factor that contributed to this material weakness was the misinterpretation of complex standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, Leases. This material weakness resulted in a number of errors in our accounting for leases and contributed to our restatement of previously issued financial statements as more fully described in Note 2 to the Consolidated Financial Statements. In management’s opinion, the remedial actions described below relating to the material weakness in our internal control over financial reporting will also address the ineffectiveness of our disclosure controls and procedures.

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

We did not sell any securities during the quarter ended October 29, 2011, which were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended October 29, 2011:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In millions)
July 31 – August 27, 2011	25,462	$54.37	25,372	$2,300
August 28 – October 1, 2011	7,844,228	47.02	7,844,000	1,931
October 2 – October 29, 2011	7,538,908	50.64	7,532,099	1,550

Total	15,408,598	$48.80	15,401,471	$1,550

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Kohl’s Corporation (the “Company”) incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 3, 2011.

4.1	Fifth Supplemental Indenture dated October 17, 2011, between the Company and the Bank of New York Mellon Trust Company, N.A., formerly known as the Bank of New York Trust Company, N.A., as successor to the Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated October 12, 2011.

4.2	Form of $500,000,000 4.000% Notes due 2021, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated October 12, 2011.

4.3	Form of $150,000,000 4.000% Notes due 2021, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated October 12, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 1, 2011	/s/ Wesley S. McDonald
Wesley S. McDonald
Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)