Form 10-K
period 2011-01-28
KOHLS Corp
filed 2012-03-16
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 28, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to

Commission File No. 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1630919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X    .

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

At July 31, 2011, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $14.7 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 7, 2012, the Registrant had outstanding an aggregate of 243,251,944 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 10, 2012 are incorporated into Parts II and III.

PART I

Item 1.	Business

Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. We operate family-oriented department stores that sell moderately priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our stores feature quality private and exclusive brands which are found “Only at Kohl’s” as well as national brands. Our apparel and home fashions appeal to classic, modern classic and contemporary customers. As of January 28, 2012, we operated 1,127 stores in 49 states.

Our merchandise mix over the last three years is reflected in the table below:

	2011	2010	2009
Women’s	31%	31%	31%
Men’s	19%	19%	19%
Home	19%	19%	19%
Children’s	13%	12%	13%
Accessories	10%	10%	10%
Footwear	8%	9%	8%

Total	100%	100%	100%

In addition, Kohl’s offers on-line shopping on our website at www.Kohls.com. Launched in 2001 as an added service for customers who prefer to shop using the internet, the website has grown to include a selection of items and categories beyond what is available in stores, with a primary focus on extended sizes, product line extensions, and web-exclusive product lines. The website is designed to provide a convenient, easy-to-navigate, on-line shopping environment that complements our in-store focus.

An important aspect of our pricing strategy and overall profitability is a culture focused on maintaining a low-cost structure. Critical elements of this low-cost structure are our unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies which are the result of centralized buying, advertising and distribution.

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52

For discussion of our financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

New Brands

New brand launches and announcements in 2011 included:

•

Jennifer Lopez and Marc Anthony were launched in September 2011. The Jennifer Lopez collection launched in multiple departments including women’s sportswear, dresses, handbags, jewelry, shoes, sleepwear, bedding and bath products. The Marc Anthony collection launched in men’s apparel, sportswear, dress shirts, neckwear, suit separates, sport coats and shoes.

•	Rock & Republic was launched in February 2012. Kohl’s is the exclusive US retailer of Rock & Republic apparel, accessories and all other merchandise.

•	Van Heusen was introduced into our men’s sportswear, dress shirt and accessories departments in February 2012.

•

Two of our most successful brands—ELLE and Simply Vera Vera Wang—will expand into new categories in Spring 2012. ELLE will expand into both fashion jewelry and beauty and Simply Vera Vera Wang will expand into cosmetics.

•

In December, we announced the launch of Princess Vera Wang, a junior’s contemporary, premium lifestyle collection which will be available exclusively in Kohl’s stores nationwide and through Kohls.com beginning August 2012.

The success of our recently-launched brands, as well as the growth of our other exclusive and private brands, continue to drive increased penetration of our exclusive and private brand sales as a percentage of total sales. This penetration increased approximately 240 basis points to 50.3% for 2011.

In-Store Shopping Experience

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

At the time of our initial public offering in 1992, we had 79 stores in the Midwest. As of year-end 2011, we operated 1,127 stores. We have stores in 49 states and in every large and intermediate sized market in the United States.

	2010	Increase	2011
Number of stores	1,089	38	1,127
Gross square footage (in millions)	96	2	98
Retail selling square footage (in millions)	80	2	82

Though our expansion rate has slowed in recent years, our new store program continues to target profitable growth opportunities. We expect to increase our store count by approximately 20 stores in fiscal 2012, Substantially all of the 2012 stores will be small stores (55,000 to 68,000 square feet). We plan to continue to focus our future expansion efforts on opportunistic acquisitions as well as fill-in stores in our better performing markets.

Remodels are also an important part of our in-store shopping experience initiatives as we believe it is extremely important to maintain our existing store base. We completed 100 store remodels in 2011, 85 in 2010 and 51 in 2009. We currently plan to remodel approximately 50 stores in 2012. We have effectively compressed the remodel duration period which minimizes costs and disruption to our stores and benefits our sales and customer experience. We expect a typical remodel in 2012 will take seven weeks; a reduction of approximately 50 percent since 2007.

We remain focused on providing the solid infrastructure needed to ensure consistent, low-cost execution. We proactively invest in distribution capacity and regional management to facilitate growth in new and existing markets as well as online. Our central merchandising organization tailors merchandise assortments to reflect regional climates and preferences. Management information systems support our low-cost culture by enhancing productivity and providing the information needed to make key merchandising decisions.

We believe the transferability of the Kohl’s retailing strategy; our experience in acquiring and converting pre-existing stores and in building new stores; and our substantial investment in management information systems, centralized distribution and headquarters functions provide a solid foundation for our existing operations and further expansion.

Distribution

We receive substantially all of our merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located through the United Sates, ship merchandise to each store by contract carrier several times a week. We also operate fulfillment centers in Monroe, Ohio; San Bernardino, California; and Edgewood, Maryland that service our E-Commerce business. We expect to open a fourth E-Commerce fulfillment center in Texas in the summer of 2012.

See Item 2, “Properties,” for additional information about our distribution centers.

Employees

As of January 28, 2012, we employed approximately 142,000 associates, including approximately 30,000 full-time and 112,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.

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

Approximately 25% of the merchandise we sell is sourced through a third party purchasing agent. None of our vendors individually accounted for more than 5% of our net purchases during 2011. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.

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

The following have also been posted on our website, under the caption “Investor Relations-Corporate Governance”:

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

Forward Looking Statements

This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “may,” “intends,” “will,” “should,” “expects” and similar expressions are intended to identify forward-looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store openings and adequacy of capital resources and reserves. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligations to update them.

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

If our existing cash, cash generated from operations and other sources, and funds available on our lines of credit are insufficient to fund our future activities, including capital expenditures, or repay debt when it becomes due, we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). Failure to obtain capital on acceptable terms, or at all, when required by our business circumstances could have a material adverse effect on us including an inability to fund new growth and other capital expenditures.

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

Our credit card operations facilitate sales in our stores and generate additional revenue from fees related to extending credit. The proprietary Kohl’s credit card accounts have been sold to an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue if interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.

Changes in credit card use, payment patterns and default rates may also result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely impact our ability to extend credit and collect payments could negatively affect our results.

Growth in our E-Commerce business could adversely affect some of our operating metrics.

In recent years, we have experienced significant growth in our E-Commerce business. Some of this growth has resulted in lower sales in our stores. Though this has no impact on our consolidated sales, it has had a negative affect on our net income as a percentage of sales as our stores are currently more profitable than our E-Commerce business. This profitability variance is due to a variety of factors including, but not limited to, a higher mix of lower margin merchandise in our E-Commerce business, shipping costs, and investments to provide the infrastructure necessary to grow the E-Commerce business. Though we are aggressively working to improve the profitability of our E-Commerce business, there can be no assurances that our E-Commerce business will become as profitable as our stores.

Weather conditions could adversely affect our sales and/or profitability by affecting consumer shopping patterns.

Because a significant portion of our business is apparel and subject to weather conditions in our markets, our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusually heavy snow, ice or rain storms; natural disasters such as earthquakes, tornadoes, floods and hurricanes; or extended periods of unseasonable temperatures in our markets could adversely affect our performance by affecting consumer shopping patterns, diminishing demand for seasonal merchandise and/or causing physical damage to our properties.

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

Approximately 25% of the merchandise we sell is sourced through a third party purchasing agent. The remaining merchandise is sourced from a wide variety of domestic and international vendors. All of our vendors must comply with applicable laws and our required Terms of Engagement. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, and the ability to access suitable merchandise on acceptable terms are beyond our control and could adversely impact our performance.

If any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as current terms, which could adversely affect our sales and operating results.

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods and negatively impact our financial results.

We could again experience inflation in our merchandise, raw materials, fuel and labor costs as we did during 2011. The cost of cotton, which is a key raw material in many of our products, had the most dramatic increase in 2011. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, acreage devoted to cotton crops and crop yields, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. Fluctuations in the price and availability of fuel, labor and raw materials, such as cotton, could again affect our cost of goods and an inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability; while any related pricing actions might cause a decline in our sales volume. Additionally, any decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

Our ability to open additional new stores will depend, in part, upon the availability of existing retail stores or store sites on acceptable terms. Increases in real estate, construction and development costs could limit our growth opportunities and affect our return on investment. There can be no assurance that such stores or sites will be available for purchase or lease, or that they will be available on acceptable terms. If we are unable to grow our retail business, our financial performance could be adversely affected.

Regulatory and litigation developments could adversely affect our business operations and financial performance.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. Such laws, rules and regulations include, among other areas, general credit regulations which could impact our credit card operations; health care reform which could cause us to incur additional health care and other costs; environmental legislation which could cause us to incur additional remediation and/or maintenance costs; and labor and employment laws which could impact our hiring and employment practices.

The costs and other effects of other new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.

We continually monitor the state and federal employment environment for developments that may impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business and/or loss of employee morale. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

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

As part of our normal course of business, we collect, process and retain sensitive and confidential customer, employee and company information. The protection of this data is extremely important to us, our employees and our customers. Despite the considerable security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers’ willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.	Properties

Stores

As of January 28, 2012, we operated 1,127 stores in 49 states. Our typical, or “prototype,” store has approximately 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 55,000 to 68,000 square feet and serve trade areas of 100,000 to 150,000 people. Our “urban” stores, currently located in the New York and Chicago markets, serve very densely populated areas of up to 500,000 people and average approximately 125,000 gross square feet of retail space.

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

The following tables summarize key information about our stores.

	Number of Stores			Selling Square Footage 2011
	2010	Net Additions	2011
				(In thousands)
Mid-Atlantic Region:
Delaware	5	—	5	399
Maryland	21	1	22	1,591
Pennsylvania	46	1	47	3,389
Virginia	27	2	29	2,122
West Virginia	7	—	7	500

Total Mid-Atlantic	106	4	110	8,001

Midwest Region:
Illinois	62	2	64	4,832
Indiana	37	1	38	2,749
Iowa	14	1	15	996
Michigan	45	—	45	3,347
Minnesota	26	—	26	1,976
Nebraska	7	—	7	479
North Dakota	3	—	3	217
Ohio	57	2	59	4,341
South Dakota	2	1	3	244
Wisconsin	39	1	40	2,894

Total Midwest	292	8	300	22,075

Northeast Region:
Connecticut	18	—	18	1,339
Maine	5	—	5	388
Massachusetts	21	2	23	1,788
New Hampshire	9	—	9	640
New Jersey	38	—	38	2,901
New York	48	2	50	3,798
Rhode Island	3	—	3	227
Vermont	1	—	1	77

Total Northeast	143	4	147	11,158

South Central Region:
Arkansas	8	—	8	572
Kansas	11	—	11	765
Louisiana	6	—	6	421
Missouri	24	—	24	1,770
Oklahoma	9	1	10	720
Texas	80	4	84	6,117

Total South Central	138	5	143	10,365

	Number of Stores			Selling Square Footage 2011
	2010	Net Additions	2011
				(In thousands)
Southeast Region:
Alabama	12	1	13	859
Florida	49	3	52	3,829
Georgia	33	1	34	2,488
Kentucky	16	—	16	1,127
Mississippi	5	—	5	378
North Carolina	27	2	29	2,106
South Carolina	12	2	14	987
Tennessee	19	1	20	1,398

Total Southeast	173	10	183	13,172

West Region:
Alaska	1	—	1	73
Arizona	26	—	26	1,953
California	126	2	128	9,206
Colorado	24	—	24	1,835
Idaho	4	1	5	328
Montana	1	1	2	117
Nevada	12	—	12	851
New Mexico	5	—	5	326
Oregon	10	—	10	649
Utah	12	—	12	874
Washington	15	2	17	1,145
Wyoming	1	1	2	98

Total West	237	7	244	17,455

Total Kohl’s	1,089	38	1,127	82,226

	Number of Stores by Store Type
	2010	Net Additions	2011
Prototype	978	9	987
Small	106	29	135
Urban	5	—	5

	1,089	38	1,127

	Number of Stores by Ownership
	2010	Net Additions	2011
Owned	382	21	403
Leased*	707	17	724

	1,089	38	1,127

*	Leased includes locations where we lease the land and/or building

	Number of Stores by Location
	2010	Net Additions	2011
Strip centers	751	13	764
Community & regional malls	78	5	83
Free standing	260	20	280

	1,089	38	1,127

	Number of Stores by Building Type
	2010	Net Additions	2011
One-story	1,000	35	1,035
Multi-story	89	3	92

	1,089	38	1,127

Distribution Centers

The following table summarizes key information about each of our distribution centers.

Location	Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Retail:
Findlay, Ohio	1994	780,000	Ohio, Michigan, Indiana	130
Winchester, Virginia	1997	420,000	Pennsylvania, Virginia, Maryland, Delaware, West Virginia	120
Blue Springs, Missouri	1999	540,000	Minnesota, Colorado, Missouri, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota, Wyoming	110
Corsicana, Texas	2001	540,000	Texas, Oklahoma, Arkansas, Mississippi, Louisiana	115
Mamakating, New York	2002	605,000	New York, New Jersey, Massachusetts, Connecticut, New Hampshire, Rhode Island, Maine, Vermont	145
San Bernardino, California	2002	575,000	California, Arizona, Nevada, Utah, New Mexico	110
Macon, Georgia	2005	560,000	Alabama, Tennessee, Georgia, South Carolina, Florida, Kentucky, North Carolina	155
Patterson, California	2006	360,000	Alaska, California, Oregon, Washington, Idaho	100
Ottawa, Illinois	2008	328,000	Indiana, Illinois, Michigan, Wisconsin	165

E-Commerce:
Monroe, Ohio	2001	940,000	—	—
San Bernardino, California	2010	970,000	—	—
Edgewood, Maryland	2011	1,000,000	—	—

We own all of the distribution centers except Corsicana, Texas, which is leased.

Corporate Facilities

We own our corporate headquarters in Menomonee Falls, Wisconsin. We also own or lease additional buildings and office space which is used by various corporate departments, including our credit operations.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to our ordinary course of business.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market information

Our Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History for each quarter in 2011 and 2010.

	Price Range
	High	Low
Fiscal 2011
Fourth Quarter	$56.65	$45.46
Third Quarter	$55.44	$42.14
Second Quarter	$57.39	$49.09
First Quarter	$55.92	$50.48

Fiscal 2010
Fourth Quarter	$58.00	$49.00
Third Quarter	$54.22	$44.08
Second Quarter	$57.35	$45.40
First Quarter	$58.99	$48.41

We have filed with the Securities and Exchange Commission (“SEC”), as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certifications. In 2011, Kevin Mansell, our Chief Executive Officer, submitted a certification with the New York Stock Exchange (“NYSE”) in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that, as of the date of the certification, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.

(b) Holders

At March 7, 2012, there were approximately 4,600 record holders of our Common Stock.

(c) Dividends

On February 22, 2012, our Board of Directors approved a dividend of $0.32 per share which will be paid on March 28, 2012 to shareholders of record as of March 7, 2012. In 2011, we paid aggregate cash dividends of $271 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 23, 2011	May 11, 2011	August 11, 2011	November 9, 2011
Record date	March 9, 2011	June 8, 2011	September 7, 2011	December 7, 2011
Payment date	March 30, 2011	June 29, 2011	September 28, 2011	December 28, 2011
Amount	$0.25 per common share	$0.25 per common share	$0.25 per common share	$0.25 per common share

Prior to 2011, we did not pay dividends.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 10, 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(e) Performance Graph

The graph below compares our cumulative five-year stockholder return to that of the Standard & Poor’s 500 Index and the S&P 500 Department Stores Index. The S&P 500 Department Stores Index was calculated by Capital IQ, a Standard & Poor’s business and includes Kohl’s; JCPenney Company, Inc.; Dillard’s, Inc.; Macy’s, Inc.; Nordstrom Inc.; and Sears Holding Corporation. The graph assumes investment of $100 on February 3, 2007 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	2006	2007	2008	2009	2010	2011
Kohl’s Corporation	$100.00	$62.79	$50.18	$68.86	$69.99	$65.13
S&P 500 Index	100.00	98.20	59.54	79.27	96.12	101.24
S&P 500 Department Stores Index	100.00	63.85	30.16	50.42	57.83	65.40

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities during 2011 which were not registered under the Securities Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2007, our Board of Directors authorized a $2.5 billion share repurchase program. In February 2011, our Board increased the remaining share repurchase authorization under the program by $2.6 billion, from $900 million to $3.5 billion. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions and to complete the program by the end of Fiscal 2013. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 28, 2012:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
Oct. 30 – Nov. 26, 2011	938,720	$54.30	937,575	$1,499
Nov. 27 – Dec. 31, 2011	3,554,775	50.21	3,553,657	1,321
Jan. 1 – Jan. 28, 2012	3,215,930	47.08	3,210,000	1,170

Total	7,709,425	$49.40	7,701,232	$1,170

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Income and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2011	2010	2009	2008	2007
	(Dollars in Millions, Except Per Share and Per Square Foot Data)
Statement of Income Data:
Net sales	$18,804	$18,391	$17,178	$16,389	$16,474
Cost of merchandise sold	11,625	11,359	10,680	10,334	10,460

Gross margin	7,179	7,032	6,498	6,055	6,014
Selling, general and administrative expenses	4,243	4,190	3,951	3,769	3,548
Depreciation and amortization	778	750	688	632	535

Operating income	2,158	2,092	1,859	1,654	1,931
Interest expense, net	299	304	301	275	228

Income before income taxes	1,859	1,788	1,558	1,379	1,703
Provision for income taxes	692	668	585	522	643

Net income	$1,167	$1,120	$973	$857	$1,060

Net income per share:
Basic	$4.33	$3.69	$3.19	$2.80	$3.33
Diluted	$4.30	$3.66	$3.17	$2.80	$3.31
Dividends per share	$1.00	—	—	—	—
Operating Data:
Net sales growth	2.2%	7.1%	4.8%	(0.5%)	5.6%
Comparable store sales growth (a)	0.5%	4.4%	0.4%	(6.9%)	(0.8)%
Net sales per selling square foot (b)	$220	$222	$217	$222	$249
As a percent of sales:
Gross margin	38.2%	38.2%	37.8%	36.9%	36.5%
Operating income	11.5%	11.4%	10.8%	10.1%	11.7%
Net income	6.2%	6.1%	5.7%	5.2%	6.4%
Total square feet of selling space
(end of period, in thousands)	82,226	80,139	78,396	74,992	69,889
Number of stores open (end of period)	1,127	1,089	1,058	1,004	929
Return on average shareholders’ equity (c)	16.4%	14.1%	13.8%	13.8%	18.8%
Balance Sheet Data (end of period):
Working capital	$2,185	$2,861	$3,030	$1,828	$1,903
Property and equipment, net	8,905	8,692	8,506	8,402	7,937
Total assets	14,094	14,849	14,465	12,588	11,796
Long-term debt (including current portion)	2,141	1,894	1,894	1,893	1,892
Capital lease and financing obligations (including current portion)	2,103	2,104	2,046	1,914	1,864
Shareholders’ equity	6,508	7,850	7,595	6,499	5,890

(a)	Comparable store sales growth is based on sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and E-Commerce.
(b)	Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce.
(c)	Average shareholders’ equity is based on a 5-quarter average for 2011 and 2010, and the two most recent year-end balances for 2009, 2008, and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Total net sales for 2011 were $18.8 billion, a 2.2% increase over 2010. Comparable store sales increased 0.5% over 2010. Comparable sales were driven by a 6.6% increase in average unit retail price, which was largely offset by decreases in units per transaction and number of transactions. Our E-Commerce business met its $1 billion revenue goal for the year and contributed 150 basis points to the comparable store sales increase. The Northeast region and the Accessories and Home businesses reported the strongest comparable store sales growth.

Gross margin was essentially flat to 2010 at 38.2% of sales for 2011. We successfully managed apparel cost inflation throughout the year, but saw lower margins during the fourth quarter holiday season due to the extremely competitive landscape and sales which were below our expectations.

Expense management contributed to a 4% increase in net income and a 17% increase in diluted earnings per share. For 2011, net income was $1.2 billion, or $4.30 per diluted share, compared to $1.1 billion, or $3.66 per diluted share for 2010.

We increased our free cash flow (a non-GAAP financial measure which is defined in “Liquidity and Capital Resources”) by 27% to $1.1 billion and returned approximately $2.6 billion to shareholders in 2011 with our first-ever quarterly dividends and with share repurchases.

We ended the year with 1,127 stores in 49 states, including 40 which were successfully opened in 2011. We also completed 100 remodels in 2011. As of year-end, approximately one-half of our stores were either new or remodeled in the last five years. We believe this is a critical element in creating a positive shopping experience and driving increased sales.

2012 Outlook

During 2011, we experienced 10 – 15% increases in apparel costs and were aggressive in passing these higher costs to our customers. In 2012, we expect to see modest cost increases in the first six months of the year, but to see decreases in the last six months of the year. We currently plan to be less aggressive about passing higher costs on to our customer in 2012. We expect this change to have a positive impact on our sales, but a negative impact on our gross margin rate.

Our current expectations for fiscal 2012 compared to 2011 are as follows:

Total sales	Increase	4.5%
Comparable store sales	Increase	2%
Gross margin as a percent of sales	Decrease	70 bp
SG&A	Increase	3%
Earnings per diluted share		$4.75

Fiscal 2012 is a 53-week year. Excluding the impact of the 53rd week, we expect total sales to increase 3.5%, SG&A to increase 2% and earnings per diluted share to be $4.65. Our guidance assumes share repurchases of $1 billion at an average price of $55 per share.

We expect to open approximately 20 new stores in 2012. Substantially all of the stores will be “small” stores with less than 64,000 square feet of retail space. We are temporarily reducing the number of remodels to approximately 50 stores in 2012 as we look at potential changes to our store layout to increase sales productivity and operational efficiency.

Results of Operations

Net sales.

	2011	2010	2009
Net sales (In Millions)	$18,804	$18,391	$17,178
Sales growth:
Total	2.2%	7.1%	4.8%
Comparable stores (a)	0.5%	4.4%	0.4%
Net sales per selling square foot (b)	$220	$222	$217

(a)	Includes sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and E-Commerce.
(b)	Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce.

The changes in net sales were due to the following:

	2011		2010		2009
	(Dollars in Millions)
Comparable store sales:	$	%	$	%	$	%

Stores	$(175)	(1.0)%	$500	3.1%	$(62)	(0.4)%
E-Commerce (a)	267	37.2	244	51.7	132	38.7

Total	92	0.5	744	4.4	70	0.4
Sales from new stores and other revenues	321	—	469	—	719	—

Increase in net sales	$413	2.2%	$1,213	7.1%	$789	4.8%

(a)	Excludes shipping and other revenues

Drivers of the changes in comparable store sales were as follows:

	2011	2010	2009
Selling price per unit	6.6%	(1.5)%	2.3%
Units per transaction	(4.9)	(1.5)	(4.3)

Average transaction value	1.7	(3.0)	(2.0)
Number of transactions	(1.2)	7.4	2.4

Comparable store sales	0.5%	4.4%	0.4%

The increase in selling price per unit reflects higher sales prices as we were more aggressive in passing higher apparel costs on to our customers. As a result of these price increases there was some resistance from our customers in both units per transaction and number of transactions per store.

The Northeast region reported the strongest 2011 sales growth with comparable store sales increases in the low-single digits. All other regions reported comparable store sales decreases of one to three percent for the year.

E-Commerce revenue, which includes shipping and other revenues, reached $1 billion in 2011. This represents a $269 million increase over 2010 E-commerce revenue of $743 million. The number of E-Commerce transactions increased almost 42% due to increased customer traffic, increased style and size selections offered on-line compared with our in-store selection and the expansion of product categories not available in our stores.

By line of business, Accessories and Home provided the strongest comparable store sales growth for the year. Accessories was led by strength in watches and Home was led by electrics. Children’s and Men’s both outperformed the Company average. Men’s saw growth in dress shirts and basics and Children’s was led by toys. Women’s had positive comparable store growth on strength in active and updated sportswear. Footwear recorded a low single-digit comparable store decrease for the year. Women’s shoes performed well with low double-digit comparable store sales growth, however, athletic shoes reported a low double-digit comparable store sales decline.

Net sales per selling square foot, which is based on stores open for the full current period, excluding E-Commerce, decreased $2 to $220 in 2011. The decrease is primarily due to a one percent decrease in sales at our comparable stores.

Net sales for 2010 increased 7.1% over 2009 and comparable store sales increased 4.4%. From a line of business perspective, Footwear reported the strongest comparable store sales in 2010 with strength in women’s and juniors’ shoes. Men’s and Home outperformed the Company average for the year, while Accessories and Children’s trailed the Company average. Women’s was similar to the Company average. The Southeast region reported the strongest comparable store sales for 2010. In 2010, the Southeast region benefited from implementing merchandising and marketing tactics similar to those that were implemented in the West region in 2009. E-Commerce revenue, which includes shipping and other revenues, increased $252 million to $743 million for 2010.

Gross margin.

	2011	2010	2009
	(Dollars in Millions)
Gross margin	$7,179	$7,032	$6,498
As a percent of net sales	38.2%	38.2%	37.8%

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

Gross margin increased $147 million, or 2%, in 2011 compared to 2010. Gross margin as a percentage of sales decreased 6 basis points to 38.2 % for 2011. Inventory management, increased penetration of private and exclusive brands (which have a higher gross margin rate than national brands) and ongoing markdown and size optimization initiatives all had a favorable impact on our gross margin rate. During 2011, we successfully managed apparel cost inflation throughout the year, but saw lower gross margin during the fourth quarter holiday season due to the extremely competitive landscape and sales which were below our expectations. Our E-Commerce business decreased our gross margin rate by approximately 70 basis points. This business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or reduced cost shipping promotions.

Gross margin for 2010 increased $534 million, or 8%, over 2009. The 41 basis point improvement in gross margin as a percent of net sales for 2010 compared to 2009 was driven by strong inventory management and increased penetration of private and exclusive brands. Sales of private and exclusive brands reached 48% of net sales in 2010, an increase of approximately 290 basis points over 2009.

Selling, general and administrative expenses.

	2011	2010	2009
	(Dollars in Millions)
Selling, general, and administrative expenses	$4,243	$4,190	$3,951
As a percent of net sales	22.6%	22.8%	23.0%

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

SG&A for 2011 increased $53 million, or 1%, over 2010, but decreased as a percentage of net sales, or “leveraged.” SG&A increased primarily due to store growth, increased advertising, and investments in technology and infrastructure related to our E-Commerce business.

Hourly store payroll costs leveraged in 2011 and continues to be driven by sustainable productivity improvements, such as the continued rollout of electronic signs. As of year-end, 475 stores were equipped with electronic signs. Advertising increased as a percentage of net sales, or “deleveraged,” in 2011, primarily due to increased spending during a very promotional holiday season and incremental spending to support the Jennifer Lopez and Marc Anthony brand launches. Distribution costs, which are included in SG&A, totaled $202 million for 2011, $187 million for 2010 and $168 million for 2009. The increase in 2011 is primarily due to growth in our E-Commerce business.

On April 1, 2011, we commenced a seven-year private label credit card program agreement with Capital One, National Association (“Capital One”). Pursuant to this agreement, Capital One offers private label credit cards to new and existing customers of Kohl’s. We handle all customer service functions, including processing billings, collecting on accounts, responding to customer inquiries, and maintaining data systems. We are also responsible for all advertising and marketing related to our credit card customers. Kohl’s and Capital One share in the net risk-adjusted revenue of the portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Unlike the previous program agreement, we also share the costs of funding the outstanding receivables if interest rates were to exceed defined rates. While we currently believe that increases in funding costs would be largely offset by increases in finance charge revenue, the profitability of our credit card program may be impacted by changes in interest rates.

Revenues from our credit card operations, net of the expenses to provide the functions detailed above, were $347 million in 2011, $180 million in 2010 and $252 million in 2009. The increase in 2011 compared to 2010 represents higher revenues as a result of higher finance charges due to receivable growth, higher late fees due to regulatory changes which reduced late fees in 2010, and lower receivable write-offs due to improved delinquency rates. A more favorable revenue sharing percentage under the current Capital One agreement also contributed to the increase. The decrease in 2010 compared to 2009 reflects lower late fees due to regulatory changes and higher receivable write-offs due to higher delinquency rates, partially offset by higher finance charges due to receivable growth.

SG&A for 2010 increased $239 million, or 6%, over 2009, but decreased as a percentage of net sales. SG&A increased primarily due to store growth, higher sales, and investments in technology and infrastructure related to our E-Commerce business.

Depreciation and amortization.

	2011	2010	2009
	(In Millions)
Depreciation and amortization	$778	$750	$688

The increases in depreciation and amortization are primarily due to the addition of new stores, remodels and the opening of our third E-Commerce fulfillment center in Edgewood, Maryland.

Operating income.

	2011	2010	2009
	(Dollars in Millions)
Operating income	$2,158	$2,092	$1,859
As a percent of net sales	11.5%	11.4%	10.8%

The changes in operating income and operating income as a percent of net sales are due to the factors discussed above.

Interest expense.

	2011	2010	2009
	(In Millions)
Interest expense, net	$299	$304	$301

Net interest expense for 2011 decreased $5 million, or 2%, from 2010. The decrease is attributable to the repayment of debt totaling $400 million in March and October 2011 and the subsequent issuance of $650 million of debt in October 2011 at a lower interest rate. Net interest expense for 2010 increased $3 million over 2009. The increase was primarily attributed to interest on new financing obligations related to new stores.

Income taxes.

	2011	2010	2009
	(Dollars in Millions)
Provision for income taxes	$692	$668	$585
Effective tax rate	37.2%	37.4%	37.5%

The effective tax rate for 2011 was comparable to the 2010 and 2009 tax rates.

Inflation

Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future. We experienced 10 – 15% increases in apparel costs in 2011. We expect to see modest increases in the first six months of 2012, but to see decreases in the last six months of the year.

Liquidity and Capital Resources

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently another significant usage of cash. These payments are discretionary and can be discontinued at any time should we require cash for other uses. Our primary sources of funds are cash flow provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. Seasonal cash needs may be met by cash on hand and/or the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

As of January 28, 2012, we had cash and cash equivalents of $1.2 billion. We generated $1.1 billion of free cash flow in 2011. (See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of this non-GAAP financial measure.)

	2011	2010	2009
	(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$2,143	$1,756	$2,286
Investing activities	(802)	(757)	(649)
Financing activities	(2,413)	(989)	(13)

Operating activities.

Cash provided by operations increased 22% in 2011 to $2.1 billion.

Total merchandise inventories at January 28, 2012 were $163 million, or 5%, higher than year-end 2010. On a per store basis, merchandise inventories at January 28, 2012 increased 2% in dollars over year-end 2010, but decreased 7% in units. The decrease in units per store reflects our various inventory management initiatives, including our conservative sales and receipt planning and lower clearance levels. The increase in dollars per store reflects higher merchandise costs over 2010.

Accounts payable at January 28, 2012 increased $95 million over year-end 2010. The increase is primarily due to expiration of vendor financing initiatives. Timing of inventory purchases also contributed to the change.

Accounts payable as a percent of inventory was 38.5% at January 28, 2012, compared to 37.5% at year-end 2010. The increase is primarily due to higher accounts payable balances with some vendors over year-end 2010, due to timing of when these vendors required payment.

Cash provided by operations decreased $530 million from $2.3 billion in 2009 to $1.8 billion in 2010. The decrease was primarily due to a $356 million decrease in cash flows from accounts payable activities. Accounts payable at January 29, 2011 decreased $50 million from year-end 2009. Accounts payable as a percent of inventory was 37.5% at January 29, 2011, compared to 40.6% at year-end 2009. The change is primarily due to vendor finance initiatives which were fully implemented at year-end 2010. In prior years, we rolled out a receivable financing program whereby a financial institution provides our vendors with financing, at a rate which is below what the vendors could normally obtain on their own. We offer this program to vendors in exchange for extended payment terms. We do not incur any costs or expenses or forfeit any portion of our receivables in connection with this program. Timing of inventory purchases also contributed to the change.

Investing activities.

Net cash used in investing activities increased $45 million to $802 million in 2011, primarily due to an increase in capital expenditures.

Capital expenditures totaled $927 million for 2011, a $126 million increase over 2010. This increase is primarily due to higher capital spending for new stores, remodels, our third E-Commerce fulfillment center and a call center in Texas.

Capital expenditures by major category were as follows:

	2012 Estimate	2011	2010	2009
New stores	21%	27%	28%	55%
Remodels/relocations	17	26	30	15
Distribution centers	16	15	10	—
Computer hardware and software	24	18	17	11
Fixtures and store improvements	14	7	12	9
Other	8	7	3	10

Total	100%	100%	100%	100%

We expect total capital expenditures of approximately $825 million in fiscal 2012. The decrease from 2011 is primarily due to a decrease in new store openings (approximately 20 expected in 2012 compared to 40 in 2011) and a decrease in store remodels (approximately 50 expected in 2012 compared to 100 in 2011). We expect to incur capital expenditures for construction of a fourth fulfillment center to support our E-Commerce business in fiscal 2012. The spending on this project should be consistent with what was incurred in fiscal 2011 for the construction of our third fulfillment center. The actual amount of our future capital expenditures will depend primarily on the number and timing of new stores, distribution centers and E-Commerce fulfillment centers opened; the mix of owned, leased or acquired stores; and the number of stores remodeled. We do not anticipate that our expansion plans will be limited by any restrictive covenants in our financing agreements.

Sales of long-term investments generated cash of $145 million in 2011 and $42 million in 2010. As of January 28, 2012, we had investments in auction rate securities (“ARS”) with a par value of $192 million and an estimated fair value of $152 million. Since 2008, the market for ARS has diminished. This has limited our ability to liquidate these investments, but we do not believe that it will have a significant impact on our ability to fund ongoing operations and growth initiatives. To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. Substantially all redemptions to date were made at par.

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

Financing activities.

Our financing activities used cash of $2.4 billion in 2011 and $989 million in 2010. The increase is primarily due to increased treasury stock purchases in 2011.

We repurchased 46 million shares of our common stock for approximately $2.3 billion in 2011. The shares were purchased as part of our $3.5 billion share repurchase program. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to complete the program by the end of Fiscal 2013.

We repaid long-term debt of $300 million in March 2011 and $100 million in October 2011. In October 2011, we issued $650 million of 4.00% notes with semi-annual interest payments beginning May 2012. The notes mature on November 1, 2021 and have an effective interest rate of 4.8%. In conjunction with the debt issuance, we paid $48 million to settle interest-rate hedges which were entered into in December 2010 and May 2011 in anticipation of the October debt issuance.

We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility which we entered into in June 2011. The co-leads of this facility, Bank of America, U.S. Bank, and Wells Fargo Bank, have each committed $110 million. The remaining 13 lenders have each committed between $30 and $85 million. The $1 billion facility replaced a $900 million facility which was scheduled to expire in October 2011. We also have a demand note with availability of $30 million. There were no draws on these facilities during 2011 or 2010.

Our credit ratings have been unchanged since September 2007 when we issued $1 billion in debt. As of January 28, 2012, our ratings were as follows:

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

During 2011, we paid cash dividends of $271 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 23, 2011	May 11, 2011	August 11, 2011	November 9, 2011
Record date	March 9, 2011	June 8, 2011	September 7, 2011	December 7, 2011
Payment date	March 30, 2011	June 29, 2011	September 28, 2011	December 28, 2011
Amount	$0.25 per common share	$0.25 per common share	$0.25 per common share	$0.25 per common share

On February 22, 2012, our Board of Directors approved a dividend of $0.32 per common share which will be paid on March 28, 2012 to shareholders of record as of March 7, 2012.

Our financing activities used cash of $989 million in 2010 and $13 million in 2009. The increase is primarily due to treasury stock purchases in the fourth quarter of 2010.

Key financial ratios.

Key financial ratios that provide certain measures of our liquidity are as follows:

	2011	2010	2009
Working capital (In Millions)	$2,185	$2,861	$3,030
Current ratio	1.84:1	2.03:1	2.23:1
Debt/capitalization	39.5%	33.7%	34.2%
Ratio of earnings to fixed charges	4.8	4.6	4.2
Return on Gross Investment*	18.8%	19.2%	18.2%

*	Return on Gross Investment is a non-GAAP financial measure.

The decrease in working capital and the current ratio and the increase in the debt/capitalization ratio as of year-end 2011 compared to year-end 2010 were primarily due to the repurchase of $2.3 billion of our common stock in 2011. The net increase in our outstanding debt balances also contributed to the increase in the debt/capitalization ratio. The ratio of earnings to fixed charges was generally consistent with prior years. See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of this ratio.

The decrease in working capital and the current ratio as of year-end 2010 compared to year-end 2009 was primarily due to the reclassification of $400 million of debt maturing in 2011 from long-term to short-term and the repurchase of $1.0 billion of Kohl’s common stock. The debt/capitalization ratio was comparable to 2009, as share repurchases offset earnings in equity. The increase in the 2010 ratio of earnings to fixed charges was primarily due to higher earnings.

Our Return on Gross Investment (“ROI”) was 18.8% for 2011, 19.2% for 2010 and 18.2% for 2009. ROI decreased in 2011 compared to 2010 as investments in stores, distribution centers and technology increased more than profitability. The increase in 2010 compared to 2009 was primarily due to higher earnings. ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) divided by average gross investment. Our ROI calculation may not be comparable to similarly titled measures reported by other companies. ROI should be evaluated in addition to, and not considered a substitute for, other financial measures such as return on assets. We believe that ROI measures how effectively we utilize our assets, excluding cash equivalents and long-term investments, to generate earnings.

The following table includes our ROI and return on assets (the most comparable GAAP measure) calculations:

	2011	2010	2009
	(Dollar in Millions)
Net income	$1,167	$1,120	$973
Rent expense	265	264	253
Depreciation and amortization	778	750	688
Net interest	299	304	301
Provision for income taxes	692	668	585

EBITDAR	$3,201	$3,106	$2,800

Average:
Total assets (1)	$14,358	$14,989	$13,527
Cash equivalents and long-term investments (2,3)	(1,416)	(2,472)	(1,434)
Deferred tax assets (2)	(83)	(86)	(72)
Accumulated depreciation (1)	4,440	3,948	3,367
Capitalized rent (4)	2,598	2,546	2,451
Accounts payable (2)	(1,439)	(1,441)	(1,259)
Accrued liabilities (1)	(1,044)	(973)	(924)
Other long-term liabilities (1)	(429)	(370)	(313)

Gross Investment (“AGI”)	$16,985	$16,141	$15,343

Return on Assets (“ROA”) (5)	8.1%	7.5%	7.2%
Return on Gross Investment (“ROI”) (6)	18.8%	19.2%	18.2%

(1)	Represents average of 5 most recent quarter end balances for 2011 and 2010 and the 2 most recent year-end balances for 2009
(2)	Represents average of 5 most recent quarter end balances for all periods
(3)	Represents excess cash not required for operations
(4)	Represents 10 times store rent expense and 5 times equipment/other rent
(5)	Net income divided by Average total assets
(6)	EBITDAR divided by Gross Investment

Debt Covenant Compliance. Our debt agreements contain various covenants including limitations on additional indebtedness and the following leverage ratio as of January 28, 2012:

(Dollars in Millions)
Total Debt	$4,253
Permitted Exclusions	(9)

Subtotal	4,244
Rent x 8	2,117

A Included Indebtedness (A)	$6,361

Net Worth	$6,508
Investments (accounted for under equity method)	—

Subtotal	6,508
Included Indebtedness	6,361

B Capitalization (B)	$12,869

Leverage Ratio (A/B)	0.49
Maximum permitted Leverage Ratio	0.70

As of January 28, 2012, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2012.

Free Cash Flow. We generated free cash flow of $1.1 billion in 2011 and approximately $900 million in 2010. The increase in free cash flow is primarily a result of higher cash provided by operating activities, as discussed above. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less acquisition of property & equipment and capital lease & financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2011	2010	2009
	(Dollars in Millions)
Net cash provided by operating activities	$2,143	$1,756	$2,286
Acquisition of property & equipment	(927)	(801)	(675)
Capital lease & financing obligation payments	(91)	(84)	(70)
Proceeds from financing obligations	14	27	10

Free cash flow	$1,139	$898	$1,551

We expect to generate $1 billion of free cash flow in fiscal 2012.

Contractual Obligations

Our contractual obligations as of January 28, 2012 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In Millions)
Recorded contractual obligations:
Long-term debt	$2,150	$—	$—	$—	$2,150
Capital lease and financing obligations	1,645	94	179	167	1,205

	3,795	94	179	167	3,355

Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,762	124	246	246	1,146
Capital lease and financing obligations	3,057	193	366	338	2,160
Operating leases (a)	6,237	235	465	460	5,077
Royalties	387	72	145	110	60
Purchase obligations (b)	3,562	3,562	—	—	—
Other (c)	418	37	66	44	271

	15,423	4,223	1,288	1,198	8,714

Total	$19,218	$4,317	$1,467	$1,365	$12,069

(a)	Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $161 million for 2011, $168 million for 2010 and $157 million for 2009. The lease term includes cancelable option periods where failure to exercise such options would result in economic penalty.
(b)	Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.
(c)	Our other commitments include legally binding minimum lease and interest payments for stores opening in 2012 or later, as well as payments associated with technology agreements.

We have not included $118 million of long-term liabilities for unrecognized tax benefits and the related interest and penalties in the contractual obligations table because we are not able to reasonably estimate the timing of cash settlements. It is reasonably possible that such tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will materially affect liquidity and cash flows.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2011.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our financial condition, liquidity, results of operations or capital resources.

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

Retail Inventory Method and Inventory Valuation

We value our inventory at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) basis using the retail inventory method (“RIM”). Under RIM, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of the inventories. Inherent in the retail inventory method are certain management estimates that may affect the ending inventory valuation as well as gross margin.

The use of RIM will generally result in inventories being valued at the lower of cost or market as markdowns are taken as a reduction of the retail value of inventories. Management estimates the need for an additional markdown reserve based on a review of historical clearance markdowns, current business trends, expected vendor funding and discontinued merchandise categories.

We also record a reserve for estimated inventory shrink between the last physical inventory count and the balance sheet date. Shrink is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We generally perform an annual physical inventory count at each of our stores, distribution centers and E-Commerce fulfillment centers. The shrink reserve is based on sales and actual shrink results from previous inventories.

We did not make any material changes in the methodologies used to value our inventory or to estimate the markdown and shrink reserves during 2011, 2010 or 2009. We believe that we have sufficient current and historical knowledge to record reasonable estimates for our inventory reserves. Though historical reserves have approximated actual markdowns and shrink adjustments, it is possible that future results could differ from current recorded reserves.

Because we routinely record permanent markdowns for potentially obsolete merchandise, we do not believe that a markdown reserve was required as of January 28, 2012. Changes in the assumptions used to estimate our markdown reserve requirement would not have had a material impact on our financial statements. A 10 basis point change in estimated inventory shrink would also have had an immaterial impact on our financial statements.

Vendor Allowances

We receive allowances from many of our merchandise vendors. These allowances often are reimbursements for markdowns that we have taken in order to sell the merchandise and/or to support the gross margins earned in connection with the sales of merchandise. The allowances generally relate to sold inventory or permanent markdowns and, accordingly, are reflected as reductions to cost of merchandise sold. Allowances related to merchandise that has not yet been sold are recorded in inventory.

We also receive vendor allowances which represent reimbursements of costs (primarily advertising) that we have incurred to promote the vendors’ merchandise. These allowances are generally netted against advertising or the other related costs as the costs are incurred. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs.

Most of our vendor allowance agreements are supported by signed contracts which are binding, but informal in nature. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Vendor allowances will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory as well as advertising and other reimbursed costs.

Insurance Reserve Estimates

We use a combination of insurance and self-insurance for a number of risks.

We retain the initial risk of $500,000 per occurrence in workers’ compensation claims and $250,000 per occurrence in general liability claims. We record reserves for workers’ compensation and general liability claims which include the total amounts that we expect to pay for a fully developed loss and related expenses, such as fees paid to attorneys, experts and investigators. The fully developed loss includes amounts for both reported claims and incurred, but not reported losses.

We use a third-party actuary to estimate the liabilities associated with these risks. The actuary considers historical claims experience, demographic and severity factors and actuarial assumptions to estimate the liabilities associated with these risks. As of January 28, 2012, estimated liabilities for workers’ compensation and general liability claims, excluding administrative expenses and before pre-funding, were approximately $80 million.

A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. Changes in actuarial assumptions could also have an impact on estimated reserves. Historically, our actuarial estimates have not been materially different from actual results.

We are fully self-insured for employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary to estimate the liability for incurred, but not reported, health care claims. This estimate uses historical claims information as well as estimated health care trends. As of January 28, 2012, we had recorded approximately $14 million for medical, pharmacy and dental claims which were incurred in 2011 and expected to be paid in 2012. Historically, our actuarial estimates have not been materially different from actual results.

Effective January 1, 2012, we are self-insured for a portion of our property losses. As there were no significant property losses in January 2012, we had no related reserves as of January 28, 2012.

Impairment of Assets

As of January 28, 2012, our investment in buildings and improvements, before accumulated depreciation, was $9 billion. We review these buildings and improvements for impairment when an event or changes in circumstances, such as decisions to close a store or significant operating losses, indicate the carrying value of the asset may not be recoverable.

For operating stores, a potential impairment has occurred if projected future undiscounted cash flows expected to result from the use and eventual disposition of the store assets are less than the net carrying amount of the assets. If required, we would record an impairment loss equal to the amount by which the carrying amount of the asset exceeds its fair value. We estimate fair value as the net present value of cash flows expected to result from the use and eventual disposition of the assets.

When determining the stream of projected future cash flows associated with an individual store, management estimates future store performance including sales growth rates, gross margin and controllable expenses, such as store payroll and occupancy expense. Projected cash flows must be estimated for future periods throughout the remaining life of the property, which may be as many as 40 years in the future. The accuracy of these estimates will be impacted by a number of factors including general economic conditions, changes in competitive landscape and our ability to effectively manage the operations of the store.

We have not historically experienced any significant impairment of long-lived assets. Additionally, impairment of an individual building and related improvements, net of accumulated depreciation, would not generally be material to our financial results.

Income Taxes

We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit, excluding accrued interest and penalties, was $101 million as of January 28, 2012 and $96 million as of January 29, 2011.

Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred tax assets, tax reserves or income tax expense. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different.

Operating Leases

As of January 28, 2012, 724 of our 1,127 retail stores were subject to either a ground or building lease. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital or operating lease in accordance with ASC 840, “Leases.”

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

The most significant estimates used by management in accounting for property leases and the impact of these estimates are as follows:

•

Expected lease term—Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset’s useful life. The expected lease term is also used in determining the depreciable life of the asset or the straight-line rent recognition period. Increasing the expected lease term will increase the probability that a lease will be considered a capital lease and will generally result in higher rent expense for an operating lease and higher interest and depreciation expenses for a leased property recorded on our balance sheet.

•

Incremental borrowing rate—We estimate our incremental borrowing rate using treasury rates for debt with maturities comparable to the expected lease term and our credit spread. The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the incremental borrowing rate decreases the net present value of the lease payments and reduces the probability that a lease will be considered a capital lease. For leases which are recorded on our balance sheet with a related capital lease or financing obligation, the incremental borrowing rate is also used in allocating our rental payments between interest expense and a reduction of the outstanding obligation.

•

Fair market value of leased asset—The fair market value of leased retail property is generally estimated based on comparable market data or consideration received from the landlord. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the fair market value reduces the probability that a lease will be considered a capital lease. Fair market value is also used in determining the amount of property and related financing obligation to be recognized on our balance sheet for certain leased properties which are considered owned for accounting purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2011 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

Cash equivalents and long-term investments earn interest at variable rates and are affected by changes in interest rates. During 2011, average investments were $1.6 billion and average yield was 0.3%. If interest rates on the average 2011 variable rate cash equivalents and long-term investments increased by 100 basis points, our annual interest income would also increase by approximately $16 million assuming comparable investment levels.

We share in the net risk-adjusted revenue of the Kohl’s credit card portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. We also share the costs of funding the outstanding receivables if interest rates were to exceed defined rates. As a result, our share of profits from the credit card portfolio may be negatively impacted by increases in interest rates. The reduced profitability, if any, will be impacted by various factors, including our ability to pass higher funding costs on to the credit card holders and the outstanding receivable balance, and can not be reasonably estimated at this time.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of the last day of the period covered by this Report. As noted below, we have identified a material weakness in our internal controls over financial reporting. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, “Leases.”

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

Our management assessed the effectiveness of our internal control over financing reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management believes that as of January 28, 2012, our internal control over financial reporting was not effective based on those criteria.

Based on our assessment, management believes that, as of January 28, 2012, our internal control over financial reporting was not effective due to the identification of a material weakness related to our controls over the accounting for leases. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Planned Remediation Efforts to Address Material Weakness

As stated above, we identified a material weakness in our controls over the accounting for leases. This error was first identified during the quarter ended July 30, 2011. The principal factor that contributed to this material weakness was the misinterpretation of complex standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, “Leases.” This material weakness resulted in a number of errors in our accounting for leases and contributed to the restatement of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 and our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 in September 2011.

To remediate the material weakness described above, we have implemented remedial measures including a review of all of our leases to correct instances where we were not complying with generally accepted accounting principles. In addition, we have developed updated procedures to reflect the technical guidance for lease accounting and have instituted additional management review to confirm the proper implementation of accounting standards going forward. Despite the remedial measures that have been implemented, the material weakness can not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Given the timing of new lease transactions and the length of the typical lease cycle, we did not have a sufficient number of transactions to test during 2011 to ensure that these controls are operating effectively.

We currently expect that the necessary testing of the controls over accounting for leases will be completed in fiscal 2012 and will indicate that the material weakness related to these controls has been remediated.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s accounting for leases. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 28, 2012 and this report does not affect our report dated March 16, 2012 which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Kohl’s Corporation has not maintained effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 16, 2012

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of the Proxy Statement for our May 10, 2012 Annual Meeting of Shareholders (“our 2012 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2012 Proxy, which information is incorporated herein by reference.

Our executive officers as of March 7, 2012 are as follows:

Name	Age	Position
Kevin Mansell	59	Chairman, Chief Executive Officer, President and Director
Don Brennan	51	Chief Merchandising Officer
John Worthington	48	Chief Administrative Officer
Kenneth Bonning	54	Senior Executive Vice President
Peggy Eskenasi	56	Senior Executive Vice President
Wesley S. McDonald	49	Senior Executive Vice President—Chief Financial Officer
Richard D. Schepp	51	Senior Executive Vice President, General Counsel, Secretary

Mr. Mansell is responsible for Kohl’s strategic direction, long-term growth and profitability. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. He served as Executive Vice President—General Merchandise Manager from 1987 to 1998. Mr. Mansell joined Kohl’s as a Divisional Merchandise Manager in 1982. Mr. Mansell has 36 years of experience in the retail industry.

Mr. Brennan was promoted to Chief Merchandising Officer in November 2010 and is responsible for all merchandising divisions, product development, merchandise planning and allocation, as well as E-Commerce. Previously, he had served as Senior Executive Vice President since September 2007. He joined Kohl’s in April 2001 as Executive Vice President, Merchandise Planning and Allocation, and also served as Executive Vice President, General Merchandise Manager Men’s and Children’s from April 2004 to September 2007. Prior to joining Kohl’s, Mr. Brennan served in a variety of management positions with Burdines Department Stores, a division of Federated Department Stores, Inc., since 1982. Mr. Brennan has 30 years of experience in the retail industry.

Mr. Worthington was promoted to Chief Administrative Officer in November 2010 and is responsible for store operations, store administration, merchandise presentation, loss prevention, real estate, information systems and purchasing. Previously, he had served as Senior Executive Vice President since September 2007. Prior to this assignment, Mr. Worthington served in a variety of positions with Kohl’s, including Executive Vice President, Director of Stores from 2005 to 2007, Senior Vice President of Stores from 2004 to 2005 and Vice President, Regional Manager from 2002 to 2004. Mr. Worthington was with May Department Stores, Inc. before joining Kohl’s and has over 20 years of experience in the retail industry.

Mr. Bonning was promoted to Senior Executive Vice President in May 2011 and is responsible for logistics and information systems. He previously served as Executive Vice President, Logistics, Facilities and Store Planning from October 2006 to May 2011 and as Executive Vice President, Logistics from February 2004 to October 2006. He joined Kohl’s as Senior Vice President, Logistics in January 2001. Mr. Bonning has over 20 years of experience in the retail industry.

Ms. Eskenasi was promoted to Senior Executive Vice President in November 2010 and oversees all product development. Previously, she had served as Executive Vice President—Product Development since October 2004. Prior to joining Kohl’s, Ms. Eskenasi served as President of Private Label Brand Development for Saks Inc. and Vice President—General Manager for Frederick Atkins. Ms. Eskenasi has 34 years of experience in the retail industry.

Mr. McDonald was promoted to Senior Executive Vice President, Chief Financial Officer in November 2010 and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, credit and capital investment. Previously, he had served as Executive Vice President, Chief Financial Officer since August 2003. Prior to joining Kohl’s, Mr. McDonald was Vice President, Chief Financial Officer of Abercrombie & Fitch since June 2000. Mr. McDonald served in a variety of management positions with Target Corporation from 1988 to 2000, most recently as Director, Target Corporation IS Finance & Administration. Mr. McDonald has almost 25 years of experience in the retail industry.

Mr. Schepp was promoted to Senior Executive Vice President, General Counsel and Secretary in May 2011 and is responsible for legal affairs and internal audit. He previously served as Executive Vice President—General Counsel, Secretary from August 2001 to May 2011. Mr. Schepp joined Kohl’s in 2000 as Sr. Vice President, General Counsel and Secretary. Mr. Schepp has 20 years of experience in the retail industry.

Members of our Board of Directors as of March 7, 2012 were as follows:

Kevin Mansell Chairman, President and Chief Executive Officer, Kohl’s Corporation	John E. Schlifske(c) Chairman and Chief Executive Officer Northwestern Mutual Life Insurance Company

Peter Boneparth (a) (c) Senior Advisor, Irving Capital Partners	Frank V. Sica (b)* (c) Managing Partner, Tailwind Capital

Steven A. Burd (b) (c) Chairman, President and Chief Executive Officer, Safeway Inc.	Peter M. Sommerhauser Shareholder, Godfrey & Kahn, S.C. Law Firm

John F. Herma (a) (c) Former Chief Operating Officer and Secretary, Kohl’s Corporation	Stephanie A. Streeter(a) (c) Chief Executive Officer and Director Libbey, Inc

Dale E. Jones (b) (c) Vice Chairman and Partner of the CEO and Board Practice in the Americas, Heidrick and Struggles	Nina G. Vaca(a)(c) Chairman, Chief Executive Officer, Pinnacle Technical Resources, Inc.

William S. Kellogg Former Chairman and Chief Executive Officer, Kohl’s Corporation	Stephen E. Watson(a)* (c)* Former President, Chief Executive Officer of Gander Mountain, L.L.C. Former Chairman and Chief Executive Officer, Department Store Division of Dayton-Hudson Corporation

(a)	2011 Audit Committee member
(b)	2011 Compensation Committee member
(c)	2011 Governance & Nominating Committee member
*	Denotes Chair

Item 11.	Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item 1: Election of Directors” sections of our 2012 Proxy, including the Compensation Discussion and Analysis, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2012 Proxy, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Party Transactions” section of our 2012 Proxy, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2012 Proxy, which information is incorporated herein by reference.

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

Dated: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ FRANK SICA Frank Sica Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/S/ JOHN F. HERMA John F. Herma Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ DALE E. JONES Dale E. Jones Director	/S/ NINA VACA Nina Vaca Director

/S/ WILLIAM S. KELLOGG William S. Kellogg Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

/S/ JOHN E. SCHLIFSKE John E. Schlifske Director

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 5, 2011.

4.1	Credit Agreement dated as of June 23, 2011 by and among the Company, the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and as an Issuing Bank and a Swing Line Lender, U.S. Bank National Association, as an Issuing Bank, a Swing Line Lender and a Syndication Agent, Wells Fargo Bank, National Association, as an Issuing Bank, a Swing Line Lender and a Syndication Agent, and Morgan Stanley Bank, N.A., as the Documentation Agent, incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 28, 2011.

4.2	Certain other long-term debt is described in Note 2 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 2 and not filed herewith.

10.1	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc and Capital One, National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

10.2	Amended and Restated Executive Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.3	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005, incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.*

10.4	Summary of Executive Medical Plan, incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.5	Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6	Kohl’s Corporation Annual Incentive Plan, incorporated herein by reference to Annex B to the Proxy Statement on Schedule 14A filed on March 21, 2011 in connection with the Company’s 2011 Annual Meeting of Shareholders.*

10.7	1992 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.13 of the Company’s registration statement on Form S-1 (File No. 33-46883).*

10.8	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.9	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.10	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

Exhibit Number	Description
10.11	Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Annex A to the Proxy Statement on Schedule 14A filed on March 26, 2010 in connection with the Company’s 2010 Annual Meeting.*

10.12	Form of Executive Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.14	Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.15	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.16	Summary of Outside Director Compensation incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.*

10.17	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of September 1, 2009, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 26, 2009.*

10.18	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Donald Brennan dated as December 1, 2010, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.19	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and John Worthington dated as of December 1, 2010, incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.20	Employment Agreement between the Company and Peggy Eskenasi dated as of December 1, 2010, incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.21	Employment Agreement between the Company and Wesley S. McDonald dated as of December 1, 2010, incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 6, 2011.*

10.22	Form of Employment Agreement between the Company and its Senior Executive Vice Presidents incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 20, 2012.*

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	A management contract or compensatory plan or arrangement.

Schedules have been omitted as they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Kohl’s Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 28, 2012 and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin

March 16, 2012

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars In Millions)

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$1,205	$2,277
Merchandise inventories	3,199	3,036
Deferred income taxes	72	77
Other	299	252

Total current assets	4,775	5,642
Property and equipment, net	8,905	8,692
Long-term investments	153	277
Other assets	261	238

Total assets	$14,094	$14,849

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,233	$1,138
Accrued liabilities	1,130	1,030
Income taxes payable	133	127
Current portion of long-term debt	—	400
Current portion of capital lease and financing obligations	94	86

Total current liabilities	2,590	2,781
Long-term debt	2,141	1,494
Capital lease and financing obligations	2,009	2,018
Deferred income taxes	386	256
Other long-term liabilities	460	450
Shareholders’ equity:
Common stock—358 and 355 million shares issued	4	4
Paid-in capital	2,339	2,225
Treasury stock, at cost, 111 and 64 million shares	(5,977)	(3,643)
Accumulated other comprehensive loss	(53)	(37)
Retained earnings	10,195	9,301

Total shareholders’ equity	6,508	7,850

Total liabilities and shareholders’ equity	$14,094	$14,849

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)

	2011	2010	2009
Net sales	$18,804	$18,391	$17,178
Cost of merchandise sold (exclusive of depreciation shown separately below)	11,625	11,359	10,680

Gross margin	7,179	7,032	6,498
Operating expenses:
Selling, general, and administrative	4,243	4,190	3,951
Depreciation and amortization	778	750	688

Operating income	2,158	2,092	1,859
Other expense (income):
Interest expense	303	313	311
Interest income	(4)	(9)	(10)

Interest expense, net	299	304	301

Income before income taxes	1,859	1,788	1,558
Provision for income taxes	692	668	585

Net income	$1,167	$1,120	$973

Net income per share:
Basic	$4.33	$3.69	$3.19
Diluted	$4.30	$3.66	$3.17

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	2011	2010	2009
Net income	$1,167	$1,120	$973
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on investments	13	(1)	10
Interest rate derivatives:
Unrealized loss arising during period	(30)	—	—
Reclassification adjustment for interest expense included in net income	1	—	—

Other comprehensive (loss) income	(16)	(1)	10

Comprehensive income	$1,151	$1,119	$983

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Millions, Except Per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Gain (Loss)	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 31, 2009	351	$4	$1,971	(46)	$(2,638)	$(46)	$7,208	$6,499
Comprehensive income	—	—	—	—	—	10	973	983
Stock options and awards	2	—	120	—	—	—	—	120
Net income tax impact from stock option activity	—	—	(6)	—	—	—	—	(6)
Treasury stock purchases	—	—	—	—	(1)	—	—	(1)

Balance at January 30, 2010	353	4	2,085	(46)	(2,639)	(36)	8,181	7,595
Comprehensive income (loss)	—	—	—	—	—	(1)	1,120	1,119
Stock options and awards	2	—	145	—	—	—	—	145
Net income tax impact from stock option activity	—	—	(5)	—	—	—	—	(5)
Treasury stock purchases	—	—	—	(18)	(1,004)	—	—	(1,004)

Balance at January 29, 2011	355	4	2,225	(64)	(3,643)	(37)	9,301	7,850
Comprehensive income (loss)	—	—	—	—	—	(16)	1,167	1,151
Stock options and awards	3	—	121	—	—	—	—	121
Net income tax impact from stock option activity	—	—	(7)	—	—	—	—	(7)
Dividends paid ($1 per common share)	—	—	—	—	2	—	(273)	(271)
Treasury stock purchases	—	—	—	(47)	(2,336)	—	—	(2,336)

Balance at January 28, 2012	358	$4	$2,339	(111)	$(5,977)	$(53)	$10,195	$6,508

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	2011	2010	2009
Operating activities
Net income	$1,167	$1,120	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	778	750	688
Share-based compensation	57	66	64
Deferred income taxes	144	39	40
Other non-cash revenues and expenses	41	38	38
Changes in operating assets and liabilities:
Merchandise inventories	(158)	(107)	(119)
Other current and long-term assets	(42)	(50)	(13)
Accounts payable	96	(50)	306
Accrued and other long-term liabilities	61	13	235
Income taxes	(1)	(63)	74

Net cash provided by operating activities	2,143	1,756	2,286

Investing activities
Acquisition of property and equipment	(927)	(801)	(675)
Sales of investments in auction rate securities	145	42	28
Other	(20)	2	(2)

Net cash used in investing activities	(802)	(757)	(649)

Financing activities
Treasury stock purchases	(2,311)	(1,004)	(1)
Long-term debt payments	(400)	—	—
Capital lease and financing obligation payments	(91)	(84)	(70)
Proceeds from financing obligations	14	27	10
Proceeds from issuance of debt	646	—	—
Interest rate hedge payment	(48)	—	—
Deferred financing costs	(8)	—	—
Proceeds from stock option exercises	58	75	51
Dividends paid	(271)	—	—
Other	(2)	(3)	(3)

Net cash used in financing activities	(2,413)	(989)	(13)

Net (decrease) increase in cash and cash equivalents	(1,072)	10	1,624
Cash and cash equivalents at beginning of year	2,277	2,267	643

Cash and cash equivalents at end of year	$1,205	$2,277	$2,267

Supplemental information:
Interest paid, net of capitalized interest	$297	$304	$300
Income taxes paid	550	689	470

Non-cash investing and financing activities
Property and equipment acquired through capital lease and financing obligations	$79	$107	$183

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies

Business

As of January 28, 2012, Kohl’s Corporation operated 1,127 family-oriented department stores that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers. Our stores are located in 49 states.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal year	Ended	Number of Weeks
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

In addition to money market investments, cash equivalents include commercial paper and certificates of deposit with original maturities of three months or less. We carry these investments at cost which approximates fair value.

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $72 million at January 28, 2012 and $70 million at January 29, 2011.

Long-term Investments

Long-term investments consist primarily of investments in auction rate securities (“ARS”) which are classified as available-for-sale securities and recorded at fair value.

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

Property and Equipment

Property and equipment consist of the following:

	Jan. 28, 2012	Jan. 29, 2011
	(In Millions)
Land	$1,081	$1,033
Buildings and improvements:
Owned	7,318	6,931
Leased	1,792	1,754
Store fixtures and equipment	2,367	2,309
Computer hardware and software	700	696
Construction in progress	204	172

Total property and equipment	13,462	12,895
Less accumulated depreciation	(4,557)	(4,203)

	$8,905	$8,692

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

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	5-40 years
Store fixtures and equipment	3-15 years
Computer hardware and software	3-8 years

Capitalized Interest

We capitalize interest on the acquisition and construction of new locations and expansion of existing locations and depreciate that amount over the lives of the related assets. Capitalized interest was $6 million for both 2011 and 2010 and $5 million for 2009.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded in 2011, 2010, or 2009 as a result of the tests performed.

Accrued Liabilities

Accrued liabilities consist of the following:

	Jan. 28, 2012	Jan. 29, 2011
	(In Millions)
Various liabilities to customers	$302	$267
Payroll and related fringe benefits	202	184
Sales, property and use taxes	166	159
Accrued construction costs	105	97
Credit card liabilities	79	84
Traded, but not settled, share repurchases	25	—
Accrued interest	19	21
Other	232	218

	$1,130	$1,030

The various liabilities to customers include gift cards and merchandise return cards that have been issued but not presented for redemption.

Self-Insurance

We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health care benefits, a portion of which is paid by our associates. Liabilities associated with these losses include estimates of both reported losses and losses incurred but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. We retain the initial risk of $500,000 per occurrence under our workers’ compensation insurance policy and $250,000 per occurrence under our general liability policy. The lifetime medical payment limit of $1.5 million per plan participant was eliminated on December 31, 2010. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits, excluding administrative expenses and before pre-funding, were approximately $94 million at January 28, 2012 and $89 million at January 29, 2011. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Long-term Liabilities

Other long-term liabilities consist of the following:

	Jan. 28, 2012	Jan. 29, 2011
	(In Millions)
Property-related liabilities (straight-line rents and rent incentives)	$285	$268
Unrecognized tax benefits, including accrued interest and penalties	118	120
Deferred compensation	39	38
Other	18	24

	$460	$450

We have corrected the presentation of $70 million of long-term lease assets that were previously netted against other long-term liabilities in our Consolidated Balance Sheet as of January 31, 2011.

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

Accumulated Other Comprehensive Loss and Other Comprehensive (Loss) Income

Accumulated other comprehensive loss consists of the following:

	Unrealized Gains (Losses) on Investments	Loss on Interest Rate Derivatives	Accumulated Other Comprehensive Loss
	(In Millions)
Balance at January 30, 2010	$(36)	$—	$(36)
Other comprehensive loss	(1)	—	(1)

Balance at January 29, 2011	(37)	—	(37)
Other comprehensive income (loss)	13	(29)	(16)

Balance at January 28, 2012	$(24)	$(29)	$(53)

The tax effects of each component of other comprehensive (loss) income are as follows:

	2011	2010	2009
	(In Millions)
Unrealized gains (losses) on investments:
Before-tax amounts	$21	$(2)	$16
Tax (expense) benefit	(8)	1	(6)

After-tax amounts	13	(1)	10

Interest rate derivatives:
Before-tax amounts	(47)	—	—
Tax benefit	18	—	—

After-tax amounts	(29)	—	—

Other comprehensive (loss) income	$(16)	$(1)	$10

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

•      Net revenues from the Kohl’s credit card program

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

We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost over runs or non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis pursuant to ASC 840, “Leases,” to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental payments and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items generally are considered “continuing involvement” which precludes us from derecognizing the assets from our Balance Sheet when construction is complete. In conjunction with these leases, we also record financing obligations equal to the cash proceeds or fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Advertising

Advertising costs, which include primarily television and radio broadcast, direct mail, and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	2011	2010	2009
	(In Millions)
Gross advertising costs	$1,123	$1,017	$988
Vendor allowances	(161)	(148)	(142)

Net advertising costs	$962	$869	$846

Net advertising costs as a percent of net sales	5.1%	4.7%	4.9%

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

The information required to compute basic and diluted net income per share is as follows:

	2011	2010	2009
	(In Millions except per share data)
Numerator—net income	$1,167	$1,120	$973

Denominator—weighted average shares
Basic	270	304	305
Impact of dilutive employee stock options (a)	1	2	1

Diluted	271	306	306

Net income per share:
Basic	$4.33	$3.69	$3.19
Diluted	$4.30	$3.66	$3.17

(a)	Excludes 11 million options for 2011, 8 million options for 2010 and 17 million options for 2009 as the impact of such options was antidilutive.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Stock Options

Stock-based compensation expense, including stock options and nonvested stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

2. Debt

Long-term debt consists of the following:

	January 28, 2012		January 29, 2011
Maturing	Effective Rate	Out- standing	Effective Rate	Out- standing
	($ in Millions)
Non-callable and unsecured senior debt:
2017	6.31%	$650	6.31%	$650
2021	4.81%	650	—	—
2029	7.36%	200	7.36%	200
2033	6.05%	300	6.05%	300
2037	6.89%	350	6.89%	350
March 2011	—	—	6.32%	300
October 2011	—	—	7.41%	100

Total senior debt	6.01%	2,150	6.55%	1,900
Unamortized debt discount		(9)		(6)
Less current portion		—		(400)

Long-term debt		$2,141		$1,494

In October 2011, we issued $650 million of 4.00% notes with semi-annual interest payments beginning May 2012. Including the impact of discounts and interest rate hedges, the effective interest rate of these notes is 4.81%. The notes mature on November 1, 2021. In anticipation of this debt issuance, we entered into interest rate hedges in December 2010 and May 2011 to hedge our exposure to the risk of increases in interest rates on $400 million of debt. In conjunction with the debt issuance, we paid $48 million, the fair market value of the hedges, to settle the hedges. The unrealized loss on the hedges is recognized as interest expense at a rate of $5 million per year over the ten-year life of the debt.

We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility which we entered into in June 2011. The co-leads of this facility, Bank of America, U.S. Bank, and Wells Fargo Bank, have each committed $110 million. The remaining 13 lenders have each committed between $30 and $85 million. The $1 billion facility replaced a $900 million facility which was scheduled to expire in October 2011. We also have a demand note with availability of $30 million. There were no draws on these facilities during 2011 or 2010.

Our debt agreements contain various covenants including limitations on additional indebtedness and certain financial tests. As of January 28, 2012, we were in compliance with all covenants of the debt agreements.

We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $77 million at January 28, 2012, issued under uncommitted lines with two banks.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our cash and cash equivalents and long-term debt are financial instruments classified as a Level 1 pricing category. The carrying value of our cash and cash equivalents approximates fair value because maturities are three months or less. Based on quoted market prices, the estimated fair value of our senior debt was approximately $2.4 billion at January 28, 2012 and $2.1 billion at January 29, 2011.

As of January 28, 2012, the par value of our long-term investments was $193 million and the estimated fair value was $153 million. Our long-term investments consist primarily of investments in auction rate securities, (“ARS”), which are long-term debt instruments with interest rates which originally reset through periodic short-term auctions. Beginning in February 2008, liquidity issues in the global credit markets resulted in the failure of auctions for all of our ARS. A “failed” auction occurs when the amount of securities submitted for sale in the auction exceeds the amount of purchase bids. As a result, holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the terms of the debt instrument. A failed auction limits liquidity for holders until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable by the issuer at any time. Scheduled auctions continue to be held until the ARS matures or is called.

To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing our ARS. While the auction failures limit our ability to liquidate these investments, we do not believe these failures will have a significant impact on our ability to fund ongoing operations and growth initiatives.

We intend to hold these ARS until maturity or until we can liquidate them at par value. Based on our other sources of liquidity, we do not believe we will be required to sell them before recovery of par value. Therefore, impairment charges are considered temporary and have been included in Accumulated Other Comprehensive Loss within our Consolidated Balance Sheet. In certain cases, holding the investments until recovery may mean until maturity, which ranges from 2015 to 2041. The weighted-average maturity date is 2033. As a result of the persistent failed auctions and the uncertainty of when these investments could be successfully liquidated at par, we have recorded all of our ARS as Long-term Investments within the Consolidated Balance Sheet.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Fair Value Measurements (continued)

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

The following table presents a rollforward of our long-term investments, all of which are measured at fair value on a recurring basis using unobservable inputs (Level 3):

	2011	2010
	(In Millions)
Balance at beginning of year	$277	$321
Sales	(145)	(42)
Unrealized gains / (losses)	21	(2)

Balance at end of year	$153	$277

4. Lease Commitments

Rent expense charged to operations was $265 million for 2011, $264 million for 2010 and $253 million for 2009. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.

Future minimum lease payments at January 28, 2012 are as follows:

	Capital Lease and Financing	Operating Leases
	(In Millions)
Fiscal year:
2012	$287	$235
2013	278	233
2014	267	232
2015	253	230
2016	252	230
Thereafter	3,365	5,077

	4,702	$6,237

Non-cash gain on future sale of property	458
Amount representing interest	(3,057)

Present value of lease payments	$2,103

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Benefit Plans

We have an Employee Stock Ownership Plan (“ESOP”) for the benefit of our non-management associates. Contributions are made at the discretion of the Board of Directors. ESOP expenses totaled $21 million for 2011, $20 million for 2010 and $17 million for 2009. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.

We also have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 100% of their base compensation, subject to certain statutory limits. Prior to 2010, we matched 100% of the first 3% of each participant’s contribution. This match was increased to 5% in 2010. Prior to 2010, we also made defined annual contributions for all qualifying associates based on a percentage of qualifying payroll earnings. Defined contribution plan expense, net of forfeitures, was $36 million for 2011, $34 million for 2010 and $37 million for 2009.

We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for 2011, 2010, and 2009 was immaterial.

6. Income Taxes

Deferred income taxes consist of the following:

	Jan. 28, 2012	Jan. 29, 2011
	(In Millions)
Deferred tax liabilities:
Property and equipment	$1,480	$1,336
Deferred tax assets:
Merchandise inventories	19	27
Accrued and other liabilities, including stock options	213	216
Capital lease and financing obligations	823	821
Accrued step rent liability	78	69
Unrealized loss on investments	15	24
Unrealized loss on interest rate swap	18	—

	1,166	1,157

	$314	$179

The components of the provision for income taxes are as follows:

	2011	2010	2009
	(In Millions)
Current federal	$497	$561	$480
Current state	60	69	59
Deferred federal	124	35	42
Deferred state	11	3	4

	$692	$668	$585

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (continued)

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2011	2010	2009
Provision at statutory rate	35.0%	35.0%	35.0
State income taxes, net of federal tax benefit	2.7	2.7	2.8
Tax-exempt interest income	—	(0.3)	(0.3)
Federal HIRE Act tax credit	(0.4)	—	—
Other Federal tax credits	(0.1)	—	—

Provision for income taxes	37.2%	37.4%	37.5

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2008 through 2011 tax years. State returns subject to examination vary depending upon the state. Generally, the 2008 through 2011 tax years are subject to state examination; however, in some instances, earlier periods are presently being audited. The earliest open period is 2002. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2011	2010
	(In Millions)
Balance at beginning of year	$96	$89
Increases due to:
Tax positions taken in prior years	8	—
Tax positions taken in current year	24	25
Decreases due to:
Tax positions taken in prior years	(9)	(9)
Settlements with taxing authorities	(12)	(4)
Lapse of applicable statute of limitations	(6)	(5)

Balance at end of year	$101	$96

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $17 million at January 28, 2012 and $24 million at January 29, 2011. Interest and penalty expense was $4 million for 2011 and $7 million for 2010.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $69 million as of January 28, 2012 and $64 million as of January 29, 2011.

It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers, key employees and directors. As of January 28, 2012, there were 18.5 million shares authorized and 16.1 million shares available for grant under the 2010 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

Annual grants of stock options and nonvested stock are made in the first quarter of the subsequent fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year. We also have outstanding options which were granted under previous compensation plans.

Stock options

The majority of stock options granted to employees since 2009 vest in five equal annual installments and the majority of stock options granted to employees prior to 2009 vest in four equal annual installments. Outside directors’ stock options are typically granted upon a director’s election or re-election to our Board of Directors and vest over the term to which the director was elected, generally one year. Outstanding options granted to employees after 2005 have a term of seven years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Options granted to directors have a term of 10 years.

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions as of the grant date:

	2011	2010	2009
Dividend yield	1.8%	0%	0%
Volatility	33.1%	33.5%	42.8%
Risk-free interest rate	2.0%	2.3%	1.8%
Expected life in years	5.5	5.5	5.4
Weighted average fair value at grant date	$14.54	$19.07	$17.68

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

The following table summarizes our stock option activity for 2011, 2010, and 2009:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	17,869	$53.17	19,848	$52.10	19,134	$53.01
Granted	1,056	52.60	656	54.56	3,034	42.88
Exercised	(1,349)	43.12	(1,848)	40.46	(1,273)	39.83
Forfeited/expired	(1,012)	62.07	(787)	57.25	(1,047)	56.79

Balance at end of year	16,564	$53.41	17,869	$53.17	19,848	$52.10

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $16 million in 2011, $25 million in 2010 and $20 million in 2009.

Additional information related to stock options outstanding and exercisable at January 28, 2012, segregated by exercise price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
$ 17.00 – $ 35.50	1,450	2.6	$29.54	1,264	2.4	$29.73
$ 35.51 – $ 38.30	124	3.7	37.35	72	3.6	37.42
$ 38.31 – $ 41.63	1,853	4.2	41.58	647	4.3	41.49
$ 41.64 – $ 45.57	1,476	3.6	43.06	1,038	3.8	43.06
$ 45.58 – $ 50.37	2,180	6.6	48.25	1,836	6.9	48.18
$ 50.38 – $ 51.81	2,153	3.1	51.35	2,072	3.0	51.37
$ 51.82 – $ 66.25	3,650	4.8	57.65	2,175	4.1	59.88
$ 66.26 – $ 75.90	1,239	4.1	68.70	1,219	4.1	68.64
$ 75.91 – $ 77.62	2,439	2.2	75.98	2,438	2.2	75.98

	16,564	4.0	$53.41	12,761	3.8	$55.32

Intrinsic value (in thousands)	$41,246			$29,573

The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on January 28, 2012 ($46.69) over the exercise price multiplied by the applicable number of stock options.

Nonvested stock awards

We have also awarded shares of nonvested common stock to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Nonvested stock awarded to employees generally vests over five years. Beginning in 2011, we also grant performance-vested restricted shares to selected members of senior management. Vesting of performance-vested shares is contingent upon achievement of certain performance criteria, such as designated net income levels or sales levels that exceed those of a group of our peers. Upon the satisfaction of the contingency, the performance-vested shares vest in accordance with a designated timetable, generally over a five-year period from the date of grant. Beginning in 2010, nonvested stock was awarded upon a director’s election or re-election to our Board of Directors. Director awards vest over the term to which the director was elected, generally one year. In lieu of cash dividends, nonvested stock awards are granted restricted stock equivalents which vest consistently with the underlying nonvested stock awards.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends, for 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,116	$49.30	883	$45.44	276	$54.39
Granted	1,198	52.34	498	55.24	715	43.04
Vested	(308)	49.28	(219)	47.52	(76)	57.13
Forfeited	(60)	51.31	(46)	47.75	(32)	42.51

Balance at end of year	1,946	51.11	1,116	$49.30	883	$45.44

The aggregate fair value of awards at the time of vesting was $16 million in 2011, $12 million in 2010 and $3 million in 2009.

Other required disclosures

Stock-based compensation expense for both stock options and nonvested stock awards is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $57 million for 2011, $66 million for 2010 and $64 million for 2009. At January 28, 2012, we had approximately $146 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted average period of 3.1 years.

8. Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material impact on our financial position or results of operations.

9. Quarterly Financial Information (Unaudited)

	2011
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
Net sales	$4,162	$4,248	$4,376	$6,018
Gross margin	$1,586	$1,728	$1,688	$2,177
Net income	$201	$299	$211	$455
Basic shares	288	276	264	251
Basic net income per share	$0.70	$1.08	$0.80	$1.82
Diluted shares	290	278	265	252
Diluted net income per share	$0.69	$1.08	$0.80	$1.81

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Quarterly Financial Information (Unaudited) (continued)

	2010
	First	Second	Third	Fourth
	(In Millions, Except Per Share Data)
Net sales	$4,035	$4,100	$4,218	$6,038
Gross margin	$1,537	$1,651	$1,622	$2,223
Net income	$195	$255	$176	$494
Basic shares	307	307	307	295
Basic net income per share	$0.63	$0.83	$0.57	$1.68
Diluted shares	309	308	308	297
Diluted net income per share	$0.63	$0.83	$0.57	$1.66

Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly net income per share may not equal the annual net income per share.

10. Related Party Transactions

One of our directors is also a shareholder of a law firm which performs legal services for us.

We have agreements with Blackhawk Network, Inc. (“Blackhawk”) pursuant to which Blackhawk distributes our prepaid gift cards for sale in various retail outlets and to which we sell prepaid gift cards for other retailers in our stores. We pay Blackhawk a fee for Kohl’s gift cards which are sold at other retailers and we receive a fee for selling gift cards for other retailers in our stores. Blackhawk is a subsidiary of Safeway, Inc. (“Safeway”) and one of our directors is Chairman, President and Chief Executive Officer of Safeway. This director also holds a small minority ownership interest in Blackhawk. The Blackhawk agreements were entered into in the ordinary course of our business, and our director was not involved in any negotiations. Blackhawk is a leading provider of gift card marketing services in the retail industry, and Safeway has confirmed that the terms of our agreements with Blackhawk are substantially similar to the terms of Blackhawk’s agreements with other similarly situated national retailers.

11. Recent Accounting Pronouncements

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