Form 10-Q
period 2012-04-28
KOHLS Corp
filed 2012-06-01
CIK 885639

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 26, 2012, 239,787,419 shares of Common Stock, Par Value $0.01, were outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	April 28,	January 28,	April 30,
	2012	2012	2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,029	$1,205	$1,668
Merchandise inventories	3,424	3,199	3,193
Deferred income taxes	119	109	113
Other	277	299	253

Total current assets	4,849	4,812	5,227

Property and equipment, net	8,961	8,905	8,718
Long-term investments	156	153	250
Other assets	266	261	258

Total assets	$14,232	$14,131	$14,453

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,609	$1,233	$1,397
Accrued liabilities	1,102	1,130	970
Income taxes payable	80	133	85
Current portion of long-term debt	—	—	100
Current portion of capital lease and financing obligations	98	94	84

Total current liabilities	2,889	2,590	2,636

Long-term debt	2,141	2,141	1,494
Capital lease and financing obligations	2,008	2,009	1,996
Deferred income taxes	421	423	309
Other long-term liabilities	473	460	456

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,359	2,339	2,251
Treasury stock, at cost	(6,284)	(5,977)	(4,092)
Accumulated other comprehensive loss	(50)	(53)	(31)
Retained earnings	10,271	10,195	9,430

Total shareholders’ equity	6,300	6,508	7,562

Total liabilities and shareholders’ equity	$14,232	$14,131	$14,453

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months Ended
	April 28, 2012	April 30, 2011

Net sales	$4,243	$4,162
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,719	2,576

Gross margin	1,524	1,586

Operating expenses:
Selling, general, and administrative	1,002	1,004
Depreciation and amortization	201	191

Operating income	321	391
Interest expense, net	82	76

Income before income taxes	239	315
Provision for income taxes	85	114

Net income	$154	$201

Net income per share:
Basic:
Basic	$0.63	$0.70
Average number of shares	243	288
Diluted:
Diluted	$0.63	$0.69
Average number of shares	245	290

Dividends declared and paid per share	$0.32	$0.25

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)

(In Millions)

	Three Months Ended
	April 28, 2012	April 30, 2011

Net income	$154	$201
Other comprehensive (loss) income, net of tax:
Unrealized gains on investments	2	8
Interest rate derivatives:
Unrealized loss arising during period	—	(2)
Reclassification adjustment for interest expense included in net income	1	—

Other comprehensive income	3	6

Comprehensive income	$157	$207

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions, Except Per Share Data)

	Common Stock		Paid-In Capital	Treaury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at January 28, 2012	358	$4	$2,339	(111)	$(5,977)	$(53)	$10,195	$6,508
Comprehensive income						3	154	157
Stock options and awards	1	—	21		—	—	—	21
Net income tax impact from exercise of stock options	—	—	(1)		—	—	—	(1)
Dividends paid ($0.32 per share)	—	—	—		1	—	(78)	(77)
Treasury stock purchases	—	—	—	(6)	(308)	—	—	(308)

Balance at April 28, 2012	359	$4	$2,359	(117)	$(6,284)	$(50)	$10,271	$6,300

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Three Months Ended
	April 28, 2012	April 30, 2011

Operating activities
Net income	$154	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	191
Share-based compensation	12	15
Excess tax benefits from share-based compensation	(1)	(1)
Deferred income taxes	(14)	13
Other non-cash revenues and expenses	(1)	6
Changes in operating assets and liabilities:
Merchandise inventories	(223)	(156)
Other current and long-term assets	17	(21)
Accounts payable	376	260
Accrued and other long-term liabilities	(50)	(95)
Income taxes	(54)	(46)

Net cash provided by operating activities	417	367

Investing activities
Acquisition of property and equipment	(177)	(221)
Sales of investments in auction rate securities	1	41

Net cash used in investing activities	(176)	(180)

Financing activities
Treasury stock payments	(325)	(416)
Dividends paid	(77)	(72)
Long-term debt payments	—	(300)
Proceeds from financing obligations	3	—
Capital lease and financing obligation payments	(27)	(22)
Proceeds from stock option exercises	8	13
Excess tax benefits from share-based compensation	1	1

Net cash used in financing activities	(417)	(796)

Net decrease in cash and cash equivalents	(176)	(609)
Cash and cash equivalents at beginning of period	1,205	2,277

Cash and cash equivalents at end of period	$1,029	$1,668

Supplemental information:
Interest paid, net of capitalized interest	$52	$61
Income taxes paid	155	149

Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	27	9

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Form 10-K for the fiscal year ended January 28, 2012 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on March 16, 2012.

Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores.

We operate as a single business unit.

We have corrected the presentation of $69 million of long-term lease assets that were previously netted against other long-term liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2011. We have also corrected the presentation of short-term deferred tax assets that were previously recorded as long-term deferred tax liabilities. This change was $37 million as of January 28, 2012 and $26 million as of April 30, 2011.

2. Debt

Long-term debt consists of the following:

Maturing	April 28, 2012		January 28, 2012		April 30, 2011
	Effective Rate	Out- standing	Effective Rate	Out- standing	Effective Rate	Out- standing

		(Dollars in Millions)		(Dollars in Millions)
Non-callable and unsecured senior debt:
2017	6.31%	$650	6.31%	$650	6.31%	$650
2021	4.81%	650	4.81%	650	—	—
2029	7.36%	200	7.36%	200	7.36%	200
2033	6.05%	300	6.05%	300	6.05%	300
2037	6.89%	350	6.89%	350	6.89%	350
October 2011	—	—			7.41%	100

Total senior debt	6.01%	2,150	6.01%	2,150	6.59%	1,600

Unamortized debt discount		(9)		(9)		(6)
Less current portion		—		—		(100)

Long-term debt		$2,141		$2,141		$1,494

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

Cash and cash equivalents are classified as a Level 1 pricing category. The carrying value of our cash and cash equivalents approximates fair value because maturities are three months or less.

Our long-term investments consist primarily of investments in auction rate securities (“ARS”). The par value of our long-term investments was $192 million as of April 28, 2012, $193 million as of January 28, 2012 and $297 million as of April 30, 2011. The estimated fair value of these securities was $156 million as of April 28, 2012, $153 million as of January 28, 2012 and $250 million as of April 30, 2011.

All ARS are classified as a Level 3 pricing category. The fair value for our ARS were based on third-party pricing models which utilized a discounted cash flow model for each of the securities as there was no recent activity in the secondary markets in these types of securities. This model used a combination of observable inputs which were developed using publicly available market data obtained from independent sources and unobservable inputs that reflect our own estimates of the assumptions that market participants would use in pricing the investments. Observable inputs include interest rate currently being paid, maturity and credit ratings.

Unobservable inputs include expected redemption date and discount rate. We assumed a seven-year redemption period in valuing our ARS. We intend to hold these ARS securities until maturity or until we can liquidate them at par value. Based on our other sources of income, we do not believe we will be required to sell them before recovery of par value. In some cases, holding the security until recovery may mean until maturity, which ranges from 2016 to 2041. The weighted-average maturity date is 2035. The discount rate was calculated using the closest match available for other insured asset backed securities. No discount rate was used for $50 million of ARS which were called at par in May 2012. Other discount rates ranged from 3.67% for AAA-rated securities to 13.67% for CCC-rated securities. The weighted-average discount rate was 5.57%. A market failure scenario was employed as recent successful auctions of these securities were very limited. Assuming a longer redemption period and a higher discount rate would result in a lower fair market value. Similarly, assuming a shorter redemption period and a lower discount rate would result in a higher fair market value.

The following table presents a rollforward of our long-term investments:

	Three Months Ended
	April 28, 2012	April 30, 2011
	(In Millions)
Balance at beginning of year	$153	$277
Sales	(1)	(41)
Unrealized gains	4	14

Balance at end of quarter	$156	$250

Our senior debt is classified as a Level 1 pricing category and had an estimated fair market value of $2.4 billion at April 28, 2012, $2.4 billion at January 28, 2012 and $1.8 billion at April 30, 2011.

4. Stock-Based Compensation

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

The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions as of the grant date:

	2012	2011
Dividend yield	2.6%	1.8%
Volatility	33.7%	33.1%
Risk-free interest rate	1.1%	2.2%
Expected life in years	5.4	5.4
Weighted average fair value at grant date	$11.80	$14.81

The following table summarizes our stock option activity for the first three months of 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	16,564	$53.41	17,869	$53.17
Granted	916	48.83	749	52.78
Exercised	(231)	40.71	(286)	45.05
Forfeited/expired	(227)	58.64	(482)	63.77

Balance at end of quarter	17,022	$53.27	17,850	$53.00

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends, for the first three months of 2012 and 2011:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,946	$51.11	1,116	$49.30
Granted	731	48.60	978	52.11
Vested	(388)	49.36	(246)	49.23
Forfeited	(45)	49.70	(6)	54.28

Balance at end of quarter	2,244	$50.62	1,842	$50.79

Stock-based compensation expense for both stock options and nonvested stock awards totaled $12 million for the first three months of 2012 and $15 million for the first three months of 2011. At April 28, 2012, we had approximately $165 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted average period of 3.7 years.

5. Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material impact on our financial position or results of operations.

6. Net Income Per Share

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended
	April 28, 2012	April 30, 2011
	(In Millions)
Numerator - net income	$154	$201

Denominator - weighted average shares
Basic	243	288
Impact of dilutive employee stock options	2	2

Diluted	245	290

Antidilutive shares	12	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the first quarter of 2012” or “2012” are for the 13-week fiscal period ended April 28, 2012 and all references to “the first quarter of 2011” or “2011” are for the 13-week fiscal period ended April 30, 2011.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2011 Annual Report on Form 10-K (our “2011 Form 10-K”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2011 Form 10-K (particularly in “Risk Factors”).

Executive Summary

Net income was $154 million ($0.63 per diluted share) for the quarter compared to $201 million ($0.69 per diluted share) in the prior-year quarter.

Total sales for the first quarter were $4.2 billion this year, an increase of 1.9% over the first quarter of 2011. Comparable store sales for the quarter increased 0.2%. Average unit retail increased 4.9% and units per transaction decreased 3.3%, resulting in a 1.6% increase in average transaction value. Transactions per store were 1.4% lower than the first quarter of 2011. E-Commerce sales increased 34% for the quarter and contributed approximately 160 basis points to the increase in our comparable store sales.

Gross margin as a percent of net sales decreased 220 basis points from the first quarter of 2011 as we focused on improving value for our customers during the current year quarter. Selling, general and administrative expenses as a percent of net sales improved, or “leveraged”, approximately 50 basis points. Credit provided the most significant leverage, but we also saw positive results in our store payroll and controllable expenses.

We operated 1,134 stores as of April 28, 2012 and 1,097 as of April 30, 2011. Selling square footage was 83 million at April 28, 2012 and 81 million at April 30, 2011.

We opened nine new stores, including one relocated store, and closed one store this quarter. We plan to open approximately 10 more stores in the fall season. Substantially all of the new stores will be “small” stores with less than 64,000 square feet of retail space. We are temporarily reducing the number of remodels to approximately 50 stores per year as we assess potential changes to our store layout to increase sales productivity and operational efficiency.

Results of Operations

Net Sales

Total net sales increased 1.9% from $4.16 billion in the first quarter of 2011 to $4.24 billion in the first quarter of 2012. Comparable store sales increased 0.2%. The increases were due to the following:

	2012		2011
(Dollars in Millions)	$	%	$	%

Comparable store sales:
Stores	$(57)	(1.4)%	$(7)	(0.2)%
E-commerce	64	34.1	59	46.5

Total	7	0.2	52	1.3
Sales from new stores	74	—	75	—

Total net sales increase	$81	1.9%	$127	3.1%

Drivers of the changes in comparable store sales, which are sales from stores (including relocated or remodeled stores) open throughout the full current and prior fiscal year periods and E-Commerce, were as follows:

	2012	2011
Average unit retail	4.9%	2.9%
Units per transaction	(3.3)	(2.7)

Average transaction value	1.6	0.2
Number of transactions	(1.4)	1.1

Comparable store sales	0.2%	1.3%

Despite price reductions which were made in the first quarter of 2012, our average unit retail remains higher than the first quarter of 2011 due to price increases which occurred during Fall 2011. The most significant price reductions were in our opening price point products, which tend to be the most price sensitive. Units per transaction and number of transactions declined in part due to insufficient inventory levels to meet the sales demand which resulted from the price reductions. Continued customer resistance to price increases in fiscal 2011 also had a negative impact on our units per transaction and number of transactions.

From a line of business perspective, Men’s, Children’s, and Accessories all outperformed the company average. Men’s had comparable sales strength in casual sportswear, basics, dress shirts, and young men’s. Children’s was led by boys and girls. Within Accessories, fashion accessories & handbags, sterling silver and watches were notable performers.

Women’s comparable sales were essentially flat. Active and updated sportswear were the strongest categories with low double-digit increases. Footwear was slightly negative despite a low double-digit increase in women’s shoes. Home reported a low single-digit decrease. Strong performers within Home included tabletop, bath & towels and electrics.

From a regional perspective, the Cold regions (Mid-Atlantic, Midwest and Northeast) all significantly outperformed the warmer South Central, Southeast and West regions. The Midwest and Northeast regions reported low-single digit comparable sales increases. The Southeast and South Central regions reported low single-digit declines. The West reported a mid single-digit decline in comparable store sales.

Private and exclusive brand penetration increased 300 basis points to 53% of sales for the quarter. Private brands, such as Croft & Barrow, Sonoma and So, reported strong sales and increased penetration. Our recent exclusive brand launches, which include Jennifer Lopez, Marc Anthony and Rock & Republic, generated higher penetration. Our more mature exclusive brands, such as FILA Sport, Food Network, Lauren Conrad, Mudd and Simply Vera Vera Wang, also generated higher penetration for the quarter.

E-Commerce sales increased approximately 34% for the quarter to $251 million. The sales growth is primarily the result of an increased number of transactions.

Gross Margin

	2012	2011	Decrease
			$	%
(Dollars in Millions)
Gross margin	$1,524	$1,586	$(62)	(4)%
Gross margin as a percent of net sales	35.9%	38.1%

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

Gross margin as a percent of net sales declined 220 basis points to 35.9% for the first quarter of 2012. The decrease is primarily due to lower prices and higher promotional discounts, especially in our opening price point private brands. Declines in national brand gross margin rates were generally consistent with the company average. Gross margin rates for our exclusive brands, which are less price sensitive and at higher price points, declined less than the company average.

Our E-Commerce business decreased our gross margin rate by approximately 60 basis points. This business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or related shipping promotions.

Selling, General and Administrative Expenses

	2012	2011	Decrease
			$	%
(Dollars in Millions)
SG&A	$1,002	$1,004	$(2)	(0)%
SG&A as a percent of net sales	23.6%	24.1%

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

SG&A decreased $2 million and approximately 50 basis points as a percentage of sales from the prior-year quarter due to effective expense management. Net revenues from our credit card operations increased $23 million. The increase was the result of higher finance charge revenues due to higher average receivables and higher late fees due to growth in the portfolio and a higher incident rate. A more favorable revenue sharing percentage under the current Capital One agreement also contributed to the increase in net credit card revenues.

Store payroll expenses as a percent of sales decreased, or “leveraged,” during the quarter due to continued implementation of electronic signs and strong payroll management. Advertising, distribution centers and information technology (“IT”) did not leverage during the quarter. Advertising did not leverage due to incremental spend to support new brand launches during the quarter and incremental spend on our spring television marketing campaign. Growth in our E-Commerce business contributed to the decrease in distribution center costs as a percentage of sales. IT deleveraged due to continued investment.

Depreciation and Amortization

	2012	2011	Increase
			$	%
(Dollars in Millions)
Depreciation & amortization	$201	$191	$10	5%
Depreciation & amortization as a percent of net sales	4.7%	4.6%

The increase in depreciation and amortization is primarily attributable to new stores and E-Commerce fulfillment centers.

Operating Income

			Decrease
	2012	2011	$	%
(Dollars in Millions)
Operating income	$321	$391	$(70)	(18)%
Operating income as a percent of net sales	7.6%	9.4%

Operating income as a percent of net sales decreased approximately 180 basis points from the prior-year quarter.

Interest Expense, Net

Interest expense was $82 million in the first quarter of 2012 and $76 million in the first quarter of 2011. The increase is primarily due to the $650 million of long-term debt issued in October 2011.

Provision for Income Taxes

Our effective tax rate was 35.5% for the first quarter of 2012, compared to 36.3% for the prior-year quarter. The decrease is primarily due to resolution of state tax audits during the current period.

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

			Increase in Cash
	2012	2011	$	%
(Dollars in Millions)
Net cash provided by (used in):
Operating activities	$417	$367	$50	14%
Investing activities	(176)	(180)	4	2
Financing activities	(417)	(796)	379	48

Operating Activities. Operating activities generated $417 million of cash in 2012, compared to $367 million in 2011.

Merchandise inventory per store excluding E-Commerce increased three percent, but decreased six percent in units.

Accounts payable as a percent of inventory was 47.0% at April 28, 2012, compared to 43.8% at April 30, 2011. The increase is primarily due to expiration of vendor financing initiatives in 2011 and an increase in March and April receipts compared to 2011.

Investing Activities. Net cash used in investing activities reflects a $44 million decrease in capital spending primarily due to lower spending on remodels and E-commerce fulfillment centers, partially offset by higher technology spending. The decrease was offset by a $40 million decrease in proceeds from auction rate security sales compared to 2011.

Financing Activities. Financing activities used cash of $417 million in 2012 and $796 million in 2011.

We paid cash for treasury stock purchases settled during the quarter of $325 million in 2012 and $416 million in 2011. The shares were purchased as part of our $3.5 billion share repurchase program. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to complete the program by the end of Fiscal 2013.

In March 2011, we repaid $300 million of long-term debt.

We paid quarterly dividends of $77 million, or $0.32 per common share, in the first quarter of 2012 and $72 million, or $0.25 per common share, in the first quarter of 2011. On May 9, 2012, our board of directors declared a quarterly dividend of $0.32 per common share. The dividend is payable June 27, 2012 to shareholders of record at the close of business on June 6, 2012.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	April 28, 2012	January 28, 2012	April 30, 2011
Working capital (In Millions)	$1,960	$2,222	$2,591
Current ratio	1.68:1	1.86:1	1.98:1
Debt/capitalization	40.3%	39.5%	32.7%

The decrease in working capital and the current ratio as of April 28, 2012 compared to April 30, 2011 was primarily due to lower cash and cash equivalents, primarily related to share repurchases in the first quarter of 2012 and the last three quarters of 2011. The increase in the debt/capitalization ratio reflects the issuance of $650 million of debt in October 2011, offset by lower capitalization, primarily due to share repurchases in 2011 and 2012.

Debt Covenant Compliance. As of April 28, 2012, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2012.

(Dollars in Millions)
Total Debt	$4,256
Permited Exclusions	(9)

Subtotal	4,247
Rent x 8	2,092

Included Indebtedness (A)	$6,339

Net Worth	$6,300
Investments (accounted for under equity method)	—

Subtotal	6,300
Included Indebtedness	6,339

Capitalization (B)	$12,639

Leverage Ratio (A/B)	0.50
Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $216 million in 2012 compared to $124 million in 2011. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

	2012	2011	Increase (Decrease)
(In Millions)
Net cash provided by operating activities	$417	$367	$50
Acquisition of property and equipment	(177)	(221)	44
Capital lease and financing obligation payments	(27)	(22)	(5)
Proceeds from financing obligations	3	—	3

Free cash flow	$216	$124	$92

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2011 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of April 28, 2012. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2011 Form 10-K.

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

(b)	Planned Remediation Efforts to Address Material Weakness

As stated above, we identified a material weakness in our controls over the accounting for leases. This error was first identified during the quarter ended July 30, 2011. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, “Leases.” This material weakness resulted in a number of errors in our accounting for leases and contributed to the restatement in September 2011 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 and our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

To remediate the material weakness described above, we have implemented remedial measures including a review of all of our leases to correct instances where we were not complying with generally accepted accounting principles. In addition, we have developed updated procedures to reflect the technical guidance for lease accounting and have instituted additional management review to confirm the proper implementation of accounting standards going forward. Despite the remedial measures that have been implemented, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Given the timing of new lease transactions and the length of the typical lease cycle, we have not yet had a sufficient number of transactions to test to ensure that these controls are operating effectively.

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

There have been no significant changes in our risk factors from those described in our 2011 Form 10-K.

Forward-looking Statements

This report contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “may,” “intends,” “will,” “should,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our 2011 Form 10-K, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended April 28, 2012, which were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended April 28, 2012:

	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 29 - February 25	2,845,849	$49.19	2,835,000	$1,030
February 26 - March 31	2,222,180	$49.20	2,088,103	925
April 1 - April 28	1,140,745	$50.24	1,140,552	870

Total	6,208,774	$49.39	6,063,655	$870

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 1, 2012	/s/ Wesley S. McDonald
Wesley S. McDonald Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)