Form 10-Q
period 2012-07-28
KOHLS Corp
filed 2012-08-31
CIK 885639

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 25, 2012 Common Stock, Par Value $0.01 per Share, 234,507,513 shares outstanding.

KOHL’S CORPORATION

KOHL’S CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

	July 28,	January 28,	July 30,
	2012	2012	2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$600	$1,205	$1,169
Merchandise inventories	3,494	3,199	3,095
Deferred income taxes	109	109	115
Other	260	299	256

Total current assets	4,463	4,812	4,635
Property and equipment, net	9,010	8,905	8,876
Long-term investments	102	153	208
Other assets	254	261	255

Total assets	$13,829	$14,131	$13,974

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,531	$1,233	$1,345
Accrued liabilities	974	1,130	1,065
Income taxes payable	24	133	18
Current portion of long-term debt	—	—	100
Current portion of capital lease and financing obligations	94	94	89

Total current liabilities	2,623	2,590	2,617

Long-term debt	2,141	2,141	1,494
Capital lease and financing obligations	1,997	2,009	1,987
Deferred income taxes	411	423	338
Other long-term liabilities	469	460	460

Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,381	2,339	2,295
Treasury stock, at cost	(6,580)	(5,977)	(4,846)
Accumulated other comprehensive loss	(51)	(53)	(35)
Retained earnings	10,434	10,195	9,660

Total shareholders’ equity	6,188	6,508	7,078

Total liabilities and shareholders’ equity	$13,829	$14,131	$13,974

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Millions, Except per Share Data)

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net sales	$4,205	$4,248	$8,447	$8,410
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,563	2,520	5,281	5,095

Gross margin	1,642	1,728	3,166	3,315

Operating expenses:
Selling, general, and administrative	975	991	1,977	1,995
Depreciation and amortization	210	190	411	382

Operating income	457	547	778	938
Interest expense, net	80	72	162	148

Income before income taxes	377	475	616	790
Provision for income taxes	137	176	222	290

Net income	$240	$299	$394	$500

Net income per share:
Basic:
Basic	$1.01	$1.08	$1.64	$1.77
Average number of shares	238	276	240	282

Diluted:
Diluted	$1.00	$1.08	$1.63	$1.76
Average number of shares	239	278	242	284

Dividends declared and paid per share	$0.32	$0.25	$0.64	$0.50

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net income	$240	$299	$394	$500
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on investments	(2)	9	—	17
Interest rate derivatives:
Unrealized loss arising during period	—	(13)	—	(15)
Reclassification adjustment for interest expense included in net income	1	—	2	—

Other comprehensive (loss) income	(1)	(4)	2	2

Comprehensive income	$239	$295	$396	$502

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount		Shares	Amount	Income	Earnings	Total
Balance at January 28, 2012	358	$4	$2,339	(111)	$(5,977)	$(53)	$10,195	$6,508
Comprehensive income						2	394	396
Stock options and awards	1	—	44		—	—	—	44
Net income tax impact from exercise of stock options	—	—	(2)		—	—	—	(2)
Dividends paid ($0.64 per share)	—	—	—		2	—	(155)	(153)
Treasury stock purchases	—	—	—	(13)	(605)	—	—	(605)

Balance at July 28, 2012	359	$4	$2,381	(124)	$(6,580)	$(51)	$10,434	$6,188

See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Millions)

	Six Months Ended
	July 28,	July 30,
	2012	2011
Operating activities
Net income	$394	$500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411	382
Share-based compensation	24	29
Excess tax benefits from share-based compensation	(3)	(1)
Deferred income taxes	(13)	42
Other non-cash revenues and expenses	8	13
Changes in operating assets and liabilities:
Merchandise inventories	(291)	(57)
Other current and long-term assets	40	(14)
Accounts payable	298	208
Accrued and other long-term liabilities	(175)	(108)
Income taxes	(111)	(114)

Net cash provided by operating activities	582	880

Investing activities
Acquisition of property and equipment	(429)	(479)
Sales of investments in auction rate securities	51	97
Other	2	(1)

Net cash used in investing activities	(376)	(383)

Financing activities
Treasury stock purchases	(623)	(1,166)
Dividends paid	(153)	(142)
Long-term debt payments	—	(300)
Proceeds from financing obligations	4	8
Capital lease and financing obligation payments	(61)	(46)
Proceeds from stock option exercises	19	43
Excess tax benefits from share-based compensation	3	1
Other	—	(3)

Net cash used in financing activities	(811)	(1,605)

Net decrease in cash and cash equivalents	(605)	(1,108)
Cash and cash equivalents at beginning of period	1,205	2,277

Cash and cash equivalents at end of period	$600	$1,169

Supplemental information:
Interest paid, net of capitalized interest	$160	$155
Income taxes paid	347	364

Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	42	27

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

We operate as a single business unit.

We have corrected the presentation of $69 million of long-term lease assets that were previously netted against other long-term liabilities in our Condensed Consolidated Balance Sheet as of July 30, 2011. We have also corrected the presentation of short-term deferred tax assets that were previously recorded as long-term deferred tax liabilities. This change was $37 million as of January 28, 2012 and $27 million as of July 30, 2011.

2. Debt

Long-term debt consists of the following non-callable and unsecured senior debt:

	July 28, 2012		January 28, 2012		July 30, 2011
Maturing	Effective Rate	Out- standing	Effective Rate	Out- standing	Effective Rate	Out- standing
	(Dollars in Millions)
2017	6.31%	$650	6.31%	$650	6.31%	$650
2021	4.81%	650	4.81%	650	—	—
2029	7.36%	200	7.36%	200	7.36%	200
2033	6.05%	300	6.05%	300	6.05%	300
2037	6.89%	350	6.89%	350	6.89%	350
October 2011	—	—	—	—	7.41%	100

Total senior debt	6.01%	2,150	6.01%	2,150	6.59%	1,600

Unamortized debt discount		(9)		(9)		(6)
Less current portion		—		—		(100)

Long-term debt		$2,141		$2,141		$1,494

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

Our cash and cash equivalents are classified as a Level 1 pricing category. The carrying value of our cash and cash equivalents approximates fair value because maturities are three months or less.

Our long-term investments consist primarily of investments in auction rate securities (“ARS”). The par value of our long-term investments was $142 million as of July 28, 2012, $193 million as of January 28, 2012 and $241 million as of July 30, 2011. The estimated fair value of these securities was $102 million as of July 28, 2012, $153 million as of January 28, 2012 and $208 million as of July 30, 2011.

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

Unobservable inputs include expected redemption date and discount rate. We assumed a seven-year redemption period in valuing our ARS. We intend to hold our ARS until maturity or until we can liquidate them at par value. Based on our other sources of income, we do not believe we will be required to sell them before recovery of par value. In some cases, holding the security until recovery may mean until maturity, which ranges from 2016 to 2041. The weighted-average maturity date is 2035. The discount rate was calculated using the closest match available for other insured asset backed securities. Discount rates ranged from 3.02% to 13.52%. The weighted-average discount rate was 7.87%. A market failure scenario was employed as recent successful auctions of these securities were very limited. Assuming a longer redemption period and a higher discount rate would result in a lower fair market value. Similarly, assuming a shorter redemption period and a lower discount rate would result in a higher fair market value.

The following table presents a rollforward of our long-term investments:

	Six Months Ended
	July 28, 2012	July 30, 2011
	(In Millions)
Balance at beginning of year	$153	$277
Sales	(51)	(97)
Unrealized losses	—	28

Balance at end of quarter	$102	$208

Our senior debt is classified as a Level 1 pricing category and had an estimated fair market value of $2.5 billion at July 28, 2012, $2.4 billion at January 28, 2012 and $1.8 billion at July 30, 2011.

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

The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first six months of the respective fiscal year based on the following assumptions:

	2012	2011
Dividend yield	2.6%	1.8%
Volatility	33.7%	33.0%
Risk-free interest rate	1.0%	2.2%
Expected life in years	5.5	5.5
Weighted average fair value at grant date	$11.64	$14.85

The following table summarizes our stock option activity for the first six months of 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	16,564	$53.41	17,869	$53.17
Granted	1,135	48.37	909	53.04
Exercised	(519)	34.57	(1,002)	43.41
Forfeited/expired	(543)	59.21	(654)	62.87

Balance at end of quarter	16,637	$53.46	17,122	$53.36

The following table summarizes our nonvested stock activity for the first six months of 2012 and 2011:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,946	$51.11	1,116	$49.30
Granted	799	48.36	1,141	52.48
Vested	(409)	49.57	(266)	49.31
Forfeited	(104)	49.30	(17)	52.84

Balance at end of quarter	2,232	$50.49	1,974	$51.11

Share-based compensation expense for both stock options and nonvested stock awards totaled $12 million for the three months ended July 28, 2012, $14 million for the three months ended July 30, 2011, $24 million for the six months ended July 28, 2012 and $29 million for the six months ended July 30, 2011. At July 28, 2012, we had approximately $160 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted average period of 3.5 years.

5. Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6. Net Income Per Share

The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In Millions)
Numerator—Net income	$240	$299	$394	$500

Denominator—Weighted average shares:
Basic	238	276	240	282
Impact of dilutive employee stock options	1	2	2	2

Diluted	239	278	242	284

Antidilutive shares	13	8	13	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the second quarter” are for the 13-week fiscal periods ended July 28, 2012 and July 30, 2011 and all references to “year to date” are for the 26-week fiscal periods ended July 28, 2012 and July 30, 2011.

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

Executive Summary

Net income was $240 million ($1.00 per diluted share) for the quarter compared to $299 million ($1.08 per diluted share) in the prior year quarter. Year to date, net income was $394 million ($1.63 per diluted share) in 2012 compared to $500 million ($1.76 per diluted share) in 2011.

Total sales for the second quarter were $4.2 billion this year, a decrease of 1.0% from the second quarter of 2011. Year to date total sales were $8.4 billion, an increase of 0.4% over last year. Comparable store sales decreased 2.7% for the quarter and 1.3% year to date. The decrease in comparable store sales in both periods reflects lower units per transaction and fewer transactions, partially offset by higher average unit retail pricing. E-Commerce sales increased 39% for the quarter and 36% year to date.

Gross margin as a percent of net sales decreased approximately 160 basis points from the second quarter of 2011 and 190 basis points from the first six months of 2011 as we focused on improving value for our customer during the current year. Selling, general and administrative expenses as a percent of net sales improved, or “leveraged,” in both periods. Credit provided the most significant leverage, but we also saw positive results in our store payroll, remodel costs and corporate expenses.

We operated 1,134 stores as of July 28, 2012 and 1,097 stores as of July 30, 2011. Selling square footage was 83 million at July 28, 2012 and 81 million at July 30, 2011. We opened nine new stores, including one relocated store, and closed one store during the first six months of 2012. We plan to open 12 more stores in the fall season. Substantially all of the new stores will be “small” stores with less than 64,000 square feet of retail space. We reduced the number of remodels to approximately 50 stores this year as we assess potential changes to our store layout to increase sales productivity and operational efficiency.

Results of Operations

Net Sales

Net sales decreased 1.0% from $4.25 billion in the second quarter of 2011 to $4.21 billion in the second quarter of 2012. Year to date, net sales increased 0.4% from $8.41 billion for the first six months of 2011 to $8.45 billion for the first six months of 2012. On a comparable store basis, sales decreased 2.7% for the quarter and 1.3% year to date. We define comparable store sales as sales from stores (including relocated and remodeled stores) open throughout the full current and prior fiscal periods and from E-Commerce.

The sales changes were due to the following:

	Quarter		Year to Date
	(Dollars in millions)
Comparable store sales:
Stores	$(178)	(4.4)%	$(235)	(2.9)%
E-Commerce	66	38.6	130	36.3

Total	(112)	(2.7)	(105)	(1.3)
Sales from new stores	69	—	142	—

Net sales	$(43)	(1.0)%	$37	0.4%

Drivers of the changes in comparable store sales were as follows:

	Quarter	Year to Date
Average unit retail	6.2%	5.5%
Units per transaction	(4.4)	(3.7)

Average transaction value	1.8	1.8
Number of transactions	(4.5)	(3.1)

Comparable store sales	(2.7)%	(1.3)%

Average unit retail increased approximately six percent for both the quarter and year to date. During the first six months of 2012, we reduced our prices from Fall 2011 prices, but our average unit retail in 2012 remains higher than in 2011 due to the significant price increases that were made in Fall 2011. Units per transaction and number of transactions declined in part due to insufficient inventory levels to meet the sales demand which resulted from the price reductions.

From a line of business perspective, Men’s, Footwear, and Accessories all outperformed the company average for the quarter. Men’s had strong sales in casual sportswear and tailored and dress. Footwear was led by athletic and women’s shoes. In the Accessories business, the strongest performing categories were sterling silver jewelry, bath and beauty, and handbags and small leather accessories. Women’s, Home, and Children’s reported mid-single-digit comparable store sales declines. Women’s was led by intimate and sleepwear and updated sportswear. As we expected, the juniors’ business was again challenging. Home had strength in bedding and sheets, bath and towels, and other domestics. Active and fitness apparel, which spans multiple lines of business, consistently outperformed other areas of the company with low single-digit comparable store sales increases for the quarter.

Year-to-date, Men’s was the strongest line of business and was led by casual sportswear and basics. Comparable store sales in the Accessories business were essentially flat. Women’s, Footwear, and Children’s reported low single-digit comparable store sales declines. Women’s had strength in active and fitness apparel and contemporary sportswear. Footwear reported strength in women’s shoes. In Children’s, the strongest performing categories were girl’s and boy’s apparel. Comparable store sales in the Home business declined mid-single-digits. Bath and towels and bedding and sheets were the strongest Home categories.

From a regional perspective, all regions were negative for the quarter with no significant variation between the regions. Year to date, the Midwest reported the strongest comparable store sales. Comparable stores sales in the Northeast, South Central, and Mid-Atlantic regions declined low single-digits year to date. The Southeast and West regions reported mid-single-digit decreases in comparable store sales.

Private and exclusive brand penetration increased approximately 220 basis points to 55% of sales for the quarter and approximately 260 basis points to 54% year-to-date. Most of the penetration increase was a result of new exclusive brands which include Jennifer Lopez, Marc Anthony, and Rock & Republic. FILA Sport, Lauren Conrad, and Simply Vera Vera Wang also generated notably higher penetration for the quarter.

E-Commerce sales increased 39% for the quarter to $237 million and 36% to $488 million year to date. The sales growth is primarily the result of an increase in the number of transactions.

Gross Margin

			Decrease
(Dollars in Millions)	2012	2011	$	%
Quarter	$1,642	$1,728	$(86)	(5)%
Year to date	3,166	3,315	(149)	(4)

Gross margin as a percent of sales
Quarter	39.0%	40.7%
Year to date	37.5	39.4

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

Gross margin as a percent of net sales decreased approximately 160 basis points to 39.0% for quarter and 190 basis points to 37.5% year to date. The decreases are primarily due to higher apparel costs which were only partially offset by higher selling prices, especially in our opening price point private brands and in our national brands. Gross margin rates for our exclusive brands, which are less price sensitive and at higher price points, declined less than the company average.

E-Commerce decreased our gross margin rate by approximately 50 basis points for the quarter and 60 basis points year to date. This business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or related shipping promotions.

Selling, General and Administrative Expenses

			Decrease
(Dollars in Millions)	2012	2011	$	%
Quarter	$975	$991	$(16)	(2)%
Year to date	1,977	1,995	(18)	(1)

SG&A as a percent of net sales
Quarter	23.2%	23.3%
Year to date	23.4	23.7

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

The decreases in SG&A expenses were primarily the result of effective expense management. Lower sales also contributed to the decrease. Net revenues from our credit card operations increased $8 million for the quarter and $31 million year to date. The increase was the result of higher finance charge revenues and late fees due to higher average receivables. Higher incident rates also contributed to the increase in late fees. Year to date, a more favorable revenue sharing percentage pursuant to the current Capital One agreement also contributed to the increase in net credit card revenues. Remodel costs were also lower in both periods as we remodeled 50 stores this year and 100 stores last year.

Store payroll expenses as a percent of sales decreased, or “leveraged,” during both periods due to continued implementation of electronic signs and strong payroll management. Corporate operations also leveraged primarily due to lower incentive costs.

Advertising and distribution centers did not leverage during the quarter or year to date. Advertising increased both in dollars and as a percentage of sales due to incremental spend to support new brand launches and to drive customer traffic. Growth in our E-Commerce business contributed to the increase in distribution center costs as a percentage of sales.

Depreciation and Amortization

			Increase
(Dollars in Millions)	2012	2011	$	%
Quarter	$210	$190	$20	10%
Year to date	411	382	29	7

The increases in depreciation and amortization are primarily attributable to new stores, remodels, and IT investments.

Operating Income

			Decrease
(Dollars in Millions)	2012	2011	$	%
Quarter	$457	$547	$(90)	(16)%
Year to date	778	938	(160)	(17)

Operating income as a percent of sales
Quarter	10.9%	12.9%
Year to date	9.2	11.2

As a result of the above factors, operating income as a percent of net sales decreased approximately 200 basis points for both the quarter and year to date.

Interest Expense, Net

			Increase
(Dollars in Millions)	2012	2011	$	%
Quarter	$80	$72	$8	12%
Year to date	162	148	14	10

The increase in interest expense is primarily due to the $650 million of long-term debt issued in October 2011.

Provision for Income Taxes

			Decrease
(Dollars in Millions)	2012	2011	$	%
Quarter	$137	$176	$(39)	(22)%
Year to date	222	290	(68)	(24)

Our effective tax rate was 36.3% for the three months ended July 28, 2012 and 36.0% for the six months ended July 28, 2012 compared to 37.1% for the three months ended July 30, 2011 and 36.8% for the six months ended July 30, 2011. The decrease was primarily due to favorable settlements of state tax audits.

Seasonality and Inflation

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

Although we expect that our operations will be influenced by general economic conditions affecting consumers, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future. We experienced 10-15% increases in apparel costs in 2011. We saw modest increases in apparel costs in the first six months of 2012, and expect to see mid-single-digit decreases in the last six months of the year. The largest decreases are expected in our private and exclusive brands.

Financial Condition and Liquidity

Our primary ongoing cash requirements are for capital expenditures in connection with our expansion and remodeling programs and seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently another significant usage of cash. These payments are discretionary and can be discontinued at any time should we require cash for other uses. Our primary sources of funds for our business activities are cash flow provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. Seasonal cash needs to purchase inventory for the November and December holiday selling season may be met by cash on hand and/or the line of credit available under our revolving credit facility.

			Increase (Decrease) in Cash
(Dollars in Millions)	2012	2011	$	%
Net cash provided by (used in):
Operating activities	$582	$880	$(298)	(34)%
Investing activities	(376)	(383)	7	2
Financing activities	(811)	(1,605)	794	49

Operating Activities. Operating activities generated $582 million of cash in 2012, compared to $880 million in 2011.

Merchandise inventory per store was $3.1 million as of July 28, 2012 and $2.8 million as of July 30, 2011. Inventory units per store as of July 2012 were six percent higher than July 2011, but generally consistent with July 2010 as we increased inventory during 2012 to more normalized levels. Accounts payable as a percent of inventory of 43.8% at July 28, 2012 was comparable to 43.5% at July 30, 2011.

Investing Activities. Net cash used in investing activities reflects a $50 million decrease in capital spending primarily due to lower spending on remodels and new stores, partially offset by higher technology spending. The decrease was offset by a $46 million decrease in proceeds from auction rate security sales.

Financing Activities. Financing activities used cash of $811 million in 2012 and $1.6 billion in 2011.

We paid cash for treasury stock purchases settled during the first half of 2012 of $623 million and $1.2 billion in the first half of 2011. The shares were purchased as part of our $3.5 billion share repurchase program. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to complete the program by the end of Fiscal 2012.

In March 2011, we repaid $300 million of long-term debt.

Year to date, we paid cash dividends of $153 million, or $0.64 per common share, and $142 million, or $0.50 per common share, in the first half of 2011. On August 7, 2012, our board of directors declared a quarterly dividend of $0.32 per common share. The dividend is payable September 26, 2012 to shareholders of record at the close of business on September 5, 2012.

Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	July 28,	January 28,	July 30,
	2012	2012	2011
Working capital (In Millions)	$1,840	$2,222	$2,018
Current ratio	1.07:1	1.86:1	1.77:1
Debt/capitalization	40.6%	39.5%	34.1%

The decrease in working capital and the current ratio as of July 28, 2012 compared to July 30, 2011 was due to lower cash and cash equivalents, primarily related to share repurchases in the first half of 2012 and the last two quarters of 2011. The increase in the debt/capitalization ratio reflects the issuance of $650 million of debt in October 211, partially offset by lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of July 28, 2012, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2012.

(Dollars in
Millions)
Total Debt	$4,241
Permited Exclusions	(9)

Subtotal	4,232
Rent x 8	2,108

Included Indebtedness (A)	$6,340

Net Worth	$6,188
Investments (accounted for under equity method)	—

Subtotal	6,188
Included Indebtedness	6,340

Capitalization (B)	$12,528

Leverage Ratio (A/B)	0.51
Maximum permitted Leverage Ratio	0.70

Free Cash Flow. We generated free cash flow of $96 million in 2012 compared to $363 million in 2011. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

			Increase
(In Millions)	2012	2011	(Decrease)
Net cash provided by operating activities	$582	$880	$(298)
Acquisition of property and equipment	(429)	(479)	50
Capital lease and financing obligation payments	(61)	(46)	(15)
Proceeds from financing obligations	4	8	(4)

Free cash flow	$96	$363	$(267)

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2011 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of July 28, 2012. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of July 28, 2012, the last day of the period covered by this Quarterly Report on Form 10-Q.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of July 28, 2012. As noted below, we had previously identified a material weakness in our internal controls over financial reporting. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, “Leases.”

During August 2012, we performed the testing necessary to determine that our controls and procedures for reporting periods subsequent to July 28, 2012 are effective. As a result of this testing, we have determined that the material weakness related to these controls has been remediated.

(b) Planned Remediation Efforts to Address Material Weakness

As stated above, we had previously identified a material weakness in our controls over the accounting for leases. This error was first identified during the quarter ended July 30, 2011. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, “Leases.” This material weakness resulted in a number of errors in our accounting for leases and contributed to the restatement in September 2011 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 and our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

To remediate the material weakness described above, we implemented remedial measures including a review of all of our leases to correct instances where we were not complying with generally accepted accounting principles (“GAAP”). In addition, we developed updated procedures to reflect the technical guidance for lease accounting and instituted additional management review to confirm the proper implementation of accounting standards going forward.

Despite the remedial measures that were implemented, the material weakness could not be considered remediated until the applicable remedial controls operated for a sufficient period of time and management had concluded, through testing, that these controls were operating effectively. During the period covered by this report, we entered into several new lease transactions, but we did not have sufficient time to complete the necessary testing of the controls over accounting for leases to ensure that these controls were operating effectively.

(c) Changes in Internal Control Over Financial Reporting

We have implemented the changes necessary to remediate the material weakness in our controls over the accounting for leases. These changes included a review of all of our leases to correct instances where we were not complying with GAAP, updated procedures to reflect the technical guidance for lease accounting and additional management review. There were no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those described in our 2011 Form 10-K.

Forward-looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our 2011 Form 10-K, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our 2011 Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended July 28, 2012, which were not registered under the Securities Act.

In February 2011, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program by $2.6 billion, from $900 million to $3.5 billion. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. Subject to market conditions, we expect to complete the program by the end of Fiscal 2012.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended July 28, 2012:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In millions)
April 29 – May 26, 2012	1,866,170	$48.65	1,864,120	$780
May 27 – June 30, 2012	3,542,321	44.48	3,541,341	620
July 1 – July 28, 2012	1,034,017	47.34	1,032,911	570

Total	6,442,508	$46.15	6,438,372	$570

Item 6. Exhibits

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: August 31, 2012	/s/ Wesley S. McDonald
Wesley S. McDonald Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)