Form 10-Q
period 2012-10-27
KOHLS Corp
filed 2012-11-30
CIK 885639

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	¨¬ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 24, 2012 Common Stock, Par Value $0.01 per Share, 230,010,006 shares outstanding.

KOHL’S CORPORATION

PART I. FINANANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)

	October 27, 2012	January 28, 2012	October 29, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$550	$1,205	$760
Merchandise inventories	4,818	3,199	4,130
Income taxes receivable	—	—	105
Deferred income taxes	124	109	128
Other	281	299	257
Total current assets	5,773	4,812	5,380
Property and equipment, net	9,009	8,905	8,918
Long-term investments	90	153	158
Other assets	256	261	263
Total assets	$15,128	$14,131	$14,719

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,429	$1,233	$2,080
Accrued liabilities	1,094	1,130	1,025
Income taxes payable	48	133	—
Current portion of capital lease and financing obligations	100	94	95
Total current liabilities	3,671	2,590	3,200
Long-term debt	2,492	2,141	2,141
Capital lease and financing obligations	1,986	2,009	2,003
Deferred income taxes	395	423	445
Other long-term liabilities	478	460	459
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,423	2,339	2,313
Treasury stock, at cost	(6,848)	(5,977)	(5,597)
Accumulated other comprehensive loss	(48)	(53)	(52)
Retained earnings	10,575	10,195	9,803
Total shareholders’ equity	6,106	6,508	6,471
Total liabilities and shareholders’ equity	$15,128	$14,131	$14,719
See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$4,490	$4,376	$12,937	$12,786
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,778	2,688	8,059	7,784
Gross margin	1,712	1,688	4,878	5,002
Operating expenses:
Selling, general, and administrative	1,077	1,071	3,055	3,066
Depreciation and amortization	210	202	620	583
Operating income	425	415	1,203	1,353
Interest expense, net	80	75	243	223
Income before income taxes	345	340	960	1,130
Provision for income taxes	130	129	351	419
Net income	$215	$211	$609	$711

Net income per share:
Basic:
Basic	$0.92	$0.80	$2.56	$2.58
Average number of shares	233	264	238	276
Diluted:
Diluted	$0.91	$0.80	$2.54	$2.56
Average number of shares	235	265	240	278

Dividends declared and paid per share	$0.32	$0.25	$0.96	$0.75

KOHL’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$215	$211	$609	$711
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	3	(2)	3	15
Interest rate derivatives:
Unrealized loss arising during period	—	(15)	—	(30)
Reclassification adjustment for interest expense included in net income	1	—	2	—
Other comprehensive income (loss)	4	(17)	5	(15)
Comprehensive income	$219	$194	$614	$696
See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Total
Balance at January 28, 2012	358	$4	$2,339	(111)	$(5,977)	$(53)	$10,195	$6,508
Comprehensive income						5	609	614
Stock options and awards	2	—	90		—	—	—	90
Net income tax impact from exercise of stock options	—	—	(6)		—	—	—	(6)
Dividends paid ($0.96 per share)	—	—	—		2	—	(229)	(227)
Treasury stock purchases	—	—	—	(18)	(873)	—	—	(873)
Balance at October 27, 2012	360	$4	$2,423	(129)	$(6,848)	$(48)	$10,575	$6,106
See accompanying Notes to Condensed Consolidated Financial Statements

KOHL’S CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	October 27, 2012	October 29, 2011
Operating activities
Net income	$609	$711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620	583
Share-based compensation	37	43
Excess tax benefits from share-based compensation	(3)	(2)
Deferred income taxes	(46)	146
Other non-cash revenues and expenses	26	19
Changes in operating assets and liabilities:
Merchandise inventories	(1,613)	(1,091)
Other current and long-term assets	30	(1)
Accounts payable	1,196	942
Accrued and other long-term liabilities	(62)	(16)
Income taxes	(91)	(238)
Net cash provided by operating activities	703	1,096
Investing activities
Acquisition of property and equipment	(641)	(755)
Sales of investments in auction rate securities	68	143
Other	5	(20)
Net cash used in investing activities	(568)	(632)
Financing activities
Treasury stock purchases	(883)	(1,956)
Dividends paid	(227)	(207)
Proceeds from issuance of debt	350	646
Deferred financing costs	(3)	(8)
Interest rate hedge payment	—	(48)
Long-term debt payments	—	(400)
Proceeds from financing obligations	7	12
Capital lease and financing obligation payments	(87)	(69)
Proceeds from stock option exercises	50	47
Excess tax benefits from share-based compensation	3	2
Net cash used in financing activities	(790)	(1,981)
Net decrease in cash and cash equivalents	(655)	(1,517)
Cash and cash equivalents at beginning of period	1,205	2,277
Cash and cash equivalents at end of period	$550	$760
Supplemental information:
Interest paid, net of capitalized interest	$207	$205
Income taxes paid	490	512
Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	$60	$57
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
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new stores.
We operate as a single business unit.
We have corrected the presentation of $37 million of short-term deferred tax assets that were recorded as long-term deferred tax liabilities as of both January 28, 2012 and October 29, 2011.
2. Debt
Long-term debt consists of the following non-callable and unsecured senior debt:

	October 27, 2012		January 28, 2012		October 29, 2011
Maturing	Effective Rate	Out- standing	Effective Rate	Out- standing	Effective Rate	Out- standing
	(Dollars in Millions)
2017	6.31%	$650	6.31%	$650	6.31%	$650
2021	4.81%	650	4.81%	650	4.81%	650
2023	3.25%	350	—	—	—	—
2029	7.36%	200	7.36%	200	7.36%	200
2033	6.05%	300	6.05%	300	6.05%	300
2037	6.89%	350	6.89%	350	6.89%	350
Total senior debt	5.63%	2,500	6.01%	2,150	6.01%	2,150
Unamortized debt discount		(8)		(9)		(9)
Long-term debt		$2,492		$2,141		$2,141

In September 2012, we issued $350 million of 3.25% notes with semi-annual interest payments beginning February 2013. The notes mature on February 1, 2023.

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
Our long-term investments consist primarily of investments in auction rate securities (“ARS”). The par value of our long-term investments was $124 million as of October 27, 2012, $193 million as of January 28, 2012 and $195 million as of October 29, 2011. The estimated fair value of these securities was $90 million as of October 27, 2012, $153 million as of January 28, 2012 and $158 million as of October 29, 2011.
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
Unobservable inputs include expected redemption date and discount rate. We assumed a seven-year redemption period in valuing our ARS. We intend to hold our ARS until maturity or until we can liquidate them at par value. Based on our other sources of income, we do not believe we will be required to sell them before recovery of par value. In some cases, holding the security until recovery may mean until maturity, which ranges from 2016 to 2041. The weighted-average maturity date is 2034. The discount rate was calculated using the closest match available for other insured asset backed securities. Discount rates ranged from 2.91% to 13.41%. The weighted-average discount rate was 7.72%. A market failure scenario was employed as recent successful auctions of these securities were very limited. Assuming a longer redemption period and a higher discount rate would result in a lower fair market value. Similarly, assuming a shorter redemption period and a lower discount rate would result in a higher fair market value.
The following table presents a rollforward of our long-term investments:

	Nine Months Ended
	October 27, 2012	October 29, 2011
	(In Millions)
Balance at beginning of year	$153	$277
Sales	(68)	(143)
Unrealized gains	5	24
Balance at end of quarter	$90	$158
Our senior debt is classified as a Level 1 pricing category and had an estimated fair market value of $2.9 billion at October 27, 2012, $2.4 billion at January 28, 2012 and $2.5 billion at October 29, 2011.

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
The Black-Scholes option valuation model was used to estimate the fair value of each option award during the first nine months of the respective fiscal year based on the following assumptions:

	2012	2011
Dividend yield	2.6%	1.8%
Volatility	33.7%	33.0%
Risk-free interest rate	1.0%	2.1%
Expected life in years	5.5	5.5
Weighted average fair value at grant date	$11.84	$14.60
The following table summarizes our stock option activity for the first nine months of 2012 and 2011:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	16,564	$53.41	17,869	$53.17
Granted	1,387	49.15	1,008	52.61
Exercised	(1,218)	40.17	(1,098)	43.20
Forfeited/expired	(832)	60.80	(854)	62.27
Balance at end of quarter	15,901	$53.66	16,925	$53.32
The following table summarizes our nonvested stock activity for the first nine months of 2012 and 2011:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,946	$51.11	1,116	$49.30
Granted	1,001	49.00	1,175	52.35
Vested	(482)	49.89	(283)	49.61
Forfeited	(149)	49.93	(37)	51.35
Balance at end of quarter	2,316	$50.53	1,971	$51.04
Share-based compensation expense for both stock options and nonvested stock awards totaled $13 million for the three months ended October 27, 2012, $14 million for the three months ended October 29, 2011, $37 million for the nine months ended October 27, 2012 and $43 million for the nine months ended October 29, 2011. At October 27, 2012, we had approximately $169 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted average period of 3.4 years.

5. Contingencies
We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.
6. Net Income Per Share
The calculations of the numerator and denominator for basic and diluted net income per share are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In Millions)
Numerator—Net income	$215	$211	$609	$711
Denominator—Weighted average shares:
Basic	233	264	238	276
Impact of dilutive employee stock options	2	1	2	2
Diluted	235	265	240	278
Antidilutive shares	9	12	13	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to “the quarter” and “the third quarter” are for the 13-week fiscal periods ended October 27, 2012 and October 29, 2011 and all references to “year to date” are for the 39-week fiscal periods ended October 27, 2012 and October 29, 2011.
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
Executive Summary
Net income was $215 million ($0.91 per diluted share) for the quarter compared to $211 million ($0.80 per diluted share) in the prior year quarter. Year to date, net income was $609 million ($2.54 per diluted share) in 2012 compared to $711 million ($2.56 per diluted share) in 2011.
Total sales for the third quarter were $4.5 billion this year, an increase of 2.6% over the third quarter of 2011. Year to date, total sales were $12.9 billion, an increase of 1.2% over last year. Comparable store sales increased 1.1% for the quarter and decreased 0.5% year to date. For the quarter, the increase in comparable store sales was driven by higher average unit retail and units per transaction, partially offset by fewer transactions. The decrease in comparable store sales for the year reflects lower units per transaction and fewer transactions, partially offset by higher average unit retail. E-Commerce sales increased 49.6% for the quarter and 41.0% year to date.
Gross margin as a percent of net sales decreased 44 basis points from the third quarter of 2011 and 143 basis points from the first nine months of 2011 as we focused on improving value for our customer during the current year. Selling, general and administrative expenses as a percent of net sales improved, or “leveraged,” in both periods. Stores, especially payroll, provided the most significant leverage. Advertising and corporate expenses also leveraged for the quarter.
We operated 1,146 stores as of October 27, 2012 and 1,127 stores as of October 29, 2011. Selling square footage was 83 million at October 27, 2012 and 81 million at October 29, 2011. We opened 21 new stores, including one relocated store, and closed one store during the first nine months of 2012. We plan to open 12 stores in 2013 including nine stores in the Spring and three in the Fall.  Substantially all of the new stores will be “small” stores with less than 64,000 square feet of retail space. We remodeled 50 stores this year and expect to remodel 30 stores in 2013. We have temporarily reduced our remodel program until we have final results from tests we are doing in our home and beauty areas. We will make changes to our remodels based on the results of these tests and expect to accelerate our remodel program back to a normalized run rate of 100 stores per year in 2014.
Results of Operations
Net Sales
Net sales increased 2.6% from $4.4 billion in the third quarter of 2011 to $4.5 billion in the third quarter of 2012. Year to date, net sales increased 1.2% from $12.8 billion for the first nine months of 2011 to $12.9 billion for the first nine months of 2012. On a comparable store basis, sales increased 1.1% for the quarter and decreased 0.5% year to date. We define comparable store sales as sales from stores (including relocated and remodeled stores) open throughout the full current and prior fiscal periods and from E-Commerce.

The sales changes were due to the following:

	Quarter		Year to Date
	(Dollars in millions)
Comparable store sales:	$	%	$	%
Stores	$(50)	(1.2)%	$(285)	(2.4)%
E-Commerce	98	49.6	228	41.0
Total	48	1.1	(57)	(0.5)
Sales from new stores	66	—	208	—
Net sales	$114	2.6%	$151	1.2%

Drivers of the changes in comparable store sales were as follows:

	Quarter	Year to Date
Average unit retail	0.6%	3.9%
Units per transaction	1.0	(2.2)
Average transaction value	1.6	1.7
Number of transactions	(0.5)	(2.2)
Comparable store sales	1.1%	(0.5)%
The increases in average unit retail are the result of changes in our pricing strategy. During the Fall of 2011, we increased our prices as we passed higher apparel costs on to our customers. During 2012, we reduced our prices, but they remained higher than 2011. Year to date, units per transaction and number of transactions declined in part due to insufficient inventory levels in the first several months of the year to meet the sales demand which resulted from the price reductions.

By line of business, Men's, Footwear, and Children's all outperformed the company average for the quarter. Footwear was the strongest category led by athletic shoes. Men's had strong sales in casual sportswear and pants, basics and active wear. Toys was the strongest category in the Children's business. Home reported slightly higher comparable store sales on strength in bedding, electrics and bath. In the Women's business, active, contemporary and classic sportswear and intimates reported the strongest sales growth. As we expected, the juniors' business was again challenging. In Accessories, sterling silver jewelry was the strongest category, while handbags, small leather accessories and bath and beauty also outperformed the company.

Year-to-date, Men's was the strongest line of business and was led by basics and casual sportswear and pants. Footwear also reported an increase in year-to-date comparable store sales on increases in both women's and athletic shoes. Accessories were essentially flat and were led by sterling silver. Women's, Home and Children's reported low single-digit comparable store sales declines. Women's had strength in active and fitness apparel and contemporary sportswear. Juniors was challenging. In Children's, toys was the strongest category. Bath and bedding were the strongest Home categories.
From a regional perspective, all regions were slightly positive to slightly negative for the quarter with no significant variations between the regions. The South Central region was the strongest region. Year to date, the Midwest and South Central reported the strongest comparable store sales with slightly positive increases. Comparable stores sales in the Northeast, Mid-Atlantic, Southeast and West regions declined low single-digits year to date.
Private and exclusive brand penetration increased approximately 150 basis points to 53% of sales for the quarter and approximately 220 basis points to 54% year to date. Most of the penetration increase was a result of new exclusive brands which include Jennifer Lopez, Marc Anthony, Princess Vera Wang and Rock & Republic. FILA Sport, Lauren Conrad, and Chaps also generated notably higher penetration for the quarter.
E-Commerce sales increased approximately 50% for the quarter to $295 million and 41% to $782 million year to date. The sales growth is primarily due to an increase in the number of on-line transactions. The increases are the result of our investments in this business including digital marketing to drive traffic to the site and the availability of additional merchandise offerings.

Gross Margin

			Increase/(Decrease)
(Dollars in Millions)	2012	2011	$	%
Quarter	$1,712	$1,688	$24	1%
Year to date	4,878	5,002	(124)	(2)%
Gross margin as a percent of sales
Quarter	38.1%	38.6%
Year to date	37.7%	39.1%
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
The following table summarizes the changes in gross margin as a percent of sales:

	Quarter	Year to Date
2011 Gross Margin	38.57%	39.13%
Increase (decrease) due to:
Merchandise Margin:
Stores	(0.32)%	(1.29)%
E-Commerce	0.05%	0.04%
E-Commerce shipping	(0.17)%	(0.17)%
Total Decrease	(0.44)%	(1.42)%
2012 Gross Margin	38.13%	37.71%
The decreases in store merchandise margin reflect higher apparel costs, especially in the first six months of 2012, which were only partially offset by higher selling prices. The decreases in gross margin attributable to E-Commerce shipping reflect larger shipping losses as well as growth in this business.
The following table summarizes gross margin by channel:

	Quarter						Year to Date
	Stores		E-Commerce		Total Kohl's		Stores		E-Commerce		Total Kohl's
2012
Merchandise margin	38.7%		39.6%		38.7%		38.3%		37.9%		38.3%
Shipping impact	—		(9.1)%		(0.6)%		—		(9.2)%		(0.6)%
Gross margin	38.7%		30.5%		38.1%		38.3%		28.7%		37.7%

2011
Merchandise margin	39.0%		39.2%		39.0%		39.6%		38.2%		39.5%
Shipping impact	—		(9.7)%		(0.4)%		—		(9.0)%		(0.4)%
Gross margin	39.0%		29.5%		38.6%		39.6%		29.2%		39.1%

Increase (Decrease)
Merchandise margin	(32	) bp	45	bp	(27	) bp	(129	) bp	(29	) bp	(125	) bp
Shipping impact	—		53	bp	(17	) bp	—		(26	) bp	(17	) bp
Gross margin	(32	) bp	98	bp	(44	) bp	(129	) bp	(55	) bp	(142	) bp
E-Commerce decreased our gross margin rate by approximately 60 basis points for both the quarter and year to date periods in 2012. This business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or related shipping promotions. As our E-Commerce business grows, it also has a more significant impact on our overall gross margin results.

Selling, General and Administrative Expenses

			Increase / (Decrease)
(Dollars in Millions)	2012	2011	$	%
Quarter	$1,077	$1,071	$6	0.6%
Year to date	3,055	3,066	(11)	(0.4)%
SG&A as a percent of net sales
Quarter	24.0%	24.5%
Year to date	23.6%	24.0%
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
Store payroll expenses as a percent of sales decreased, or “leveraged,” during both periods due to continued implementation of electronic signs and strong payroll management. Fixed costs generally were flat as a percentage of sales during both periods. Corporate operations reported significant leverage in both periods, primarily due to lower incentive costs. Remodel costs were also lower in the year-to-date period as we remodeled 50 stores this year and 100 stores last year.
Distribution centers did not leverage in either period due to growth in our E-Commerce business. Information technology costs also did not leverage due to continued investments in our technology infrastructure.
Net revenues from our credit card operations decreased $1 million for the quarter and increased $30 million year to date. Higher average receivables contributed to higher revenues in both periods. Year to date, a more favorable revenue sharing percentage pursuant to the current Capital One program agreement also contributed to the increase in net credit card revenues. Offsetting these increases in both periods were higher costs associated with a new credit card servicing platform.
Advertising leveraged for the quarter, but not year to date. The decrease in the quarter is primarily due to incremental spending in 2011 to support the Jennifer Lopez and Marc Anthony brand launches.
Depreciation and Amortization

			Increase
(Dollars in Millions)	2012	2011	$	%
Quarter	$210	$202	$8	4%
Year to date	620	583	37	6%
Amortization of computer hardware and software costs contributed to the increase in both periods. Depreciation related to new and remodeled stores also contributed to the year-to-date increase.
Operating Income

			Increase (Decrease)
(Dollars in Millions)	2012	2011	$	%
Quarter	$425	$415	$10	2%
Year to date	1,203	1,353	(150)	(11)%
Operating income as a percent of sales
Quarter	9.5%	9.5%
Year to date	9.3%	10.6%
As a result of the above factors, operating income as a percent of net sales decreased approximately 10 basis points for the quarter and 130 basis points year to date.

Interest Expense, Net

			Increase
(Dollars in Millions)	2012	2011	$	%
Quarter	$80	$75	$5	7%
Year to date	243	223	20	9%
The increase in interest expense is primarily due to the $650 million of long-term debt issued in October 2011.
Provision for Income Taxes

			Increase (Decrease)
(Dollars in Millions)	2012	2011	$	%
Quarter	$130	$129	$1	1%
Year to date	351	419	(68)	(16)%
Our effective tax rate was 37.8% for the three months ended both October 27, 2012 and October 29, 2011, 36.6% for the nine months ended October 27, 2012 and 37.1% for the nine months ended October 29, 2011. The decrease in the year-to-date rate was primarily due to favorable settlements of state tax audits in the first six months of the year.

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
Although we expect that our operations will be influenced by general economic conditions affecting consumers, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future. We experienced 10-15% increases in apparel costs in 2011. In 2012, we saw modest increases in apparel costs in the first six months and mid-single-digit decreases in the last six months of the year.

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

			Increase (Decrease) in Cash
(Dollars in Millions)	2012	2011	$	%
Net cash provided by (used in):
Operating activities	$703	$1,096	$(393)	(36)%
Investing activities	(568)	(632)	64	10%
Financing activities	(790)	(1,981)	1,191	60%
Operating Activities. Operating activities generated $703 million of cash in 2012, compared to $1.1 billion in 2011. The decrease in cash provided by operating activities was primarily due to increased inventory purchases in 2012.
Merchandise inventory, excluding E-Commerce, increased 13% to $4.0 million per store as of October 27, 2012 compared to $3.5 million per store as of October 29, 2011. Inventory units per store, excluding E-Commerce, as of October 2012 were 14% higher than October 2011 and 3% higher than October 2010, as we increased inventory during 2012 to more normalized levels. Accounts payable as a percent of inventory of 50.5% at October 27, 2012 was comparable to 50.4% at October 29, 2011.
Investing Activities. Net cash used in investing activities reflects a $114 million decrease in capital spending primarily due to lower spending on remodels and new stores, partially offset by higher technology spending. Lower capital spending was offset by a $75 million decrease in proceeds from auction rate security sales. We expect capital spending of approximately $800 million in fiscal 2012.
Financing Activities. Financing activities used cash of $790 million in 2012 and $2.0 billion in 2011.
We paid cash for treasury stock purchases settled during the first nine months of 2012 of $883 million and $2.0 billion in the first nine months of 2011. The shares were purchased as part of our share repurchase program. In November 2012, our Board of Directors increased the share repurchase authorization under our existing share repurchase program by $3.2 billion, to $3.5 billion.   We expect to repurchase shares in open market transactions, subject to market conditions, over the next three years.
We repaid long-term debt of $300 million in March 2011 and $100 million in October 2011. In October 2011, we issued $650 million of 4.00% notes with semi-annual interest payments beginning in May 2012. In September 2012, we issued $350 million of 3.25% notes with semi-annual interest payments beginning in February 2013.

Year to date, we paid cash dividends of $227 million, or $0.96 per common share, in 2012 and $207 million, or $0.75 per common share in 2011. On November 7, 2012, our board of directors declared a quarterly dividend of $0.32 per common share. The dividend is payable December 26, 2012 to shareholders of record at the close of business on December 5, 2012.
Key Financial Ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	October 27, 2012	January 28, 2012	October 29, 2011
Working capital (In Millions)	$2,102	$2,222	$2,180
Current ratio	1.57:1	1.86:1	1.67:1
Debt/capitalization	42.8%	39.5%	39.6%
The decrease in working capital and the current ratio as of October 27, 2012 compared to October 29, 2011 reflects higher accounts payable and tax liabilities and lower cash due to share repurchases which were substantially offset by higher inventory levels. The increase in the debt/capitalization ratio reflects the issuance of $350 million of debt in September 2012 and lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of October 27, 2012, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2012.

Dollars in Millions)
Total Debt	$4,586
Permited Exclusions	(8)
Subtotal	4,578
Rent x 8	2,150
Included Indebtedness (A)	$6,728

Net Worth	6,106
Investments (accounted for under equity method)	—
Subtotal	6,106
Included Indebtedness	6,728
Capitalization (B)	$12,834

Leverage Ratio (A/B)	0.52
Maximum permitted Leverage Ratio	0.70
Free Cash Flow. We generated free cash flow of $(18) million in 2012 compared to $284 million in 2011. The decrease is primarily due to higher inventory levels, as we increased inventory during 2012 to more normalized levels, which exceeded the related increase in accounts payable. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure.

			Increase
(In Millions)	2012	2011	(Decrease)
Net cash provided by operating activities	$703	$1,096	$(393)
Acquisition of property and equipment	(641)	(755)	114
Capital lease and financing obligation payments	(87)	(69)	(18)
Proceeds from financing obligations	7	12	(5)
Free cash flow	$(18)	$284	$(302)
Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2011 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of October 27, 2012. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
Item 4. Controls and Procedures
(a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the "Evaluation") at a reasonable assurance level as of the last day of the period covered by this Report.

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

(b)     Changes in Internal Control Over Financial Reporting

During the quarter ended July 30, 2011, we identified a material weakness in our controls over the accounting for leases. The principal factor that contributed to this material weakness was the misinterpretation of complex accounting standards related to leases where we, as the lessee, are involved in asset construction pursuant to ASC 840, “Leases.” This material weakness resulted in a number of errors in our accounting for leases and contributed to the restatement in September 2011 of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 and our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

To remediate this material weakness, we implemented remedial measures including a review of all of our leases to correct instances where we were not complying with generally accepted accounting principles (“GAAP”). In addition, we developed updated procedures to reflect the technical guidance for lease accounting and instituted additional management review to confirm the proper implementation of accounting standards going forward.

During August 2012, we performed the testing necessary to determine that the material weakness related to these controls has been remediated. There were no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended October 27, 2012 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended October 27, 2012:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In millions)
July 29 – August 25, 2012	1,108,377	$51.22	1,107,938	$515
August 26 – September 29, 2012	2,035,966	52.41	2,012,200	410
September 30 – October 27, 2012	2,028,737	51.65	2,022,000	306
Total	5,173,080	$51.85	5,142,138	$306

In November 2012, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program by $3.2 billion, to $3.5 billion. Pursuant to this program, we may repurchase shares from time to time in open market transactions, accelerated stock repurchase programs, tender offers, privately negotiated transactions or by other means. We expect to repurchase shares in open market transactions, subject to market conditions, over the next three years.

Item 6. Exhibits

4.1
Sixth Supplemental Indenture dated September 25, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated September 18, 2012.

4.2	Form of $350,000,000 3.250% Notes due 2023, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 18, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	November 30, 2012	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)