Form 10-K
period 2013-02-02
KOHLS Corp
filed 2013-03-22
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from ____________ to ___________

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
At July 27, 2012, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $11.4 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 13, 2013, the Registrant had outstanding an aggregate of 222,010,520 shares of its Common Stock.
Documents Incorporated by Reference:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 16, 2013 are incorporated into Parts II and III.

KOHL’S CORPORATION

PART I

Item 1. Business
Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. As of February 2, 2013, we operated 1,146 family-oriented department stores and a website (www.Kohls.com) that sell moderately priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our product offerings include quality private and exclusive brands which are found “Only at Kohl’s” as well as national brands which appeal to classic, modern classic and contemporary customers. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
For discussion of our financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Merchandise
Our merchandise mix by line of business and brand type over the last three years are reflected in the table below:

	2012	2011	2010
Line of Business
Women’s	31%	31%	31%
Men’s	19%	19%	19%
Home	18%	19%	19%
Children’s	13%	13%	12%
Accessories	10%	10%	10%
Footwear	9%	8%	9%
Total	100%	100%	100%

Brand
Private and Exclusive	52%	50%	48%
National	48%	50%	52%
Total	100%	100%	100%
Our private brands generally are at lower price-points than our other brands. Most of our private brands are well-known established brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO and Sonoma Life + Style. Exclusive brands generally are at higher price-points and are developed and marketed through agreements with nationally-recognized brands. Examples of our exclusive brands include Food Network, Jennifer Lopez, Marc Anthony, Rock & Republic and Simply Vera Vera Wang.
We frequently launch new brands in order to maintain freshness in our inventory assortment and drive customer traffic to our stores and website. In 2012, we launched Rock & Republic and Princess Vera Wang. In 2011, we launched the Jennifer Lopez and Marc Anthony brands, the largest launch in our company history. Recently, we have launched our DesigNation concept, which will feature limited-edition collections from premier designers including Narciso Rodriguez which launched in November 2012. In Spring 2013, we will feature a collection by Derek Lam.

Omni-Channel Shopping Experience
Practical, easy shopping is about convenience. It's about providing customers the options which allow them to shop when they want and from where they want.
At Kohl’s, in-store convenience includes a neighborhood location close to home, convenient parking, easily-accessible entry, knowledgeable and friendly associates, wide aisles, a functional store layout, shopping carts/strollers and fast, centralized checkouts. Though our stores have fewer departments than traditional, full-line department stores, the physical layout of the store and our focus on strong in-stock positions in style, color and size is aimed at providing a convenient shopping experience for an increasingly time-starved customer.
On-line convenience begins with an easy-to-navigate, on-line shopping experience for the growing percentage of our customers that prefer shopping on-line. Kohls.com was launched in 2001 and has experienced substantial growth, growing at an annual growth rate of over 40% over the past three years. On-line sales exceeded $1.4 billion and accounted for approximately 7% of our total sales in 2012. Our website currently carries over three times as many product offerings as our stores, with a primary focus on extended sizes, product line extensions, and web-exclusive product lines.
We also are expanding our ability to meet the ever-changing needs of an increasingly technologically-savvy customer. Our in-store kiosks allow customers to order items from our stores and have them shipped to their homes with no shipping charges. All of our stores are equipped with Wi-Fi. We continue to improve our digital and mobile sales platforms. We are also building the infrastructure which will allow us to ship on-line orders from our stores. During Holiday 2012, we shipped selected on-line orders from our store distribution centers rather than our E-Commerce fulfillment centers.
Stores
As of year-end 2012, we operated 1,146 stores. We have stores in all 48 of the continental United States and Alaska. Our stores are located in every large and intermediate sized market in the United States.
Our new store program targets profitable growth opportunities through fill-in stores in our better performing markets and opportunistic acquisitions, when available. We opened stores in 20 new locations, relocated 1 store in Michigan and closed 1 store in Ohio during 2012. In 2013, we expect to open 12 new stores. Substantially all of the new stores opened in 2012 and expected to open in 2013 are small stores (55,000 to 68,000 square feet).
Remodels are also an important part of our store strategy as we believe it is extremely important to maintain our existing store base. We completed 50 store remodels in 2012 and plan to remodel approximately 30 stores in 2013. We have temporarily slowed our remodel program as we continue to evaluate and test different categories and space allocations in our stores.
Low-Cost Operating Structure
An important aspect of our pricing strategy and overall profitability is a culture focused on maintaining a low-cost structure. Critical elements of this low-cost structure are our unique store format, lean staffing levels, sophisticated management information systems and operating efficiencies which are the result of centralized buying, advertising and distribution.
We remain focused on providing the solid infrastructure needed to ensure consistent, low-cost execution. We proactively invest in distribution capacity and regional management to facilitate growth in new and existing markets as well as on-line. Our central merchandising organization tailors merchandise assortments to reflect regional climates and preferences. Technological systems and improvements support our low-cost culture by enhancing productivity and providing the information needed to make key merchandising decisions.
Distribution
We receive substantially all of our store merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United Sates, ship merchandise to each store by contract carrier several times a week. We also operate four fulfillment centers that service our E-Commerce business.
See Item 2, “Properties,” for additional information about our distribution centers.
Employees
As of February 2, 2013, we employed approximately 135,000 associates, including approximately 30,000 full-time and 105,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.
Competition
The retail industry is highly competitive. Management considers style, quality and price to be the most significant competitive factors in the industry. Merchandise mix, service, customer experience and convenience are also key competitive factors. Our primary competitors are traditional department stores, upscale mass merchandisers and specialty stores. On-line only retailers are also becoming an increasing source of competition. Our specific competitors vary from market to market.
Merchandise Vendors
We purchase merchandise from numerous domestic and foreign suppliers. We have Terms of Engagement requirements which set forth the basic minimum requirements all business partners must meet in order to do business with us. Our Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting and corrective action. Our expectation is that all business partners will comply with these Terms of Engagement and quickly remediate any deficiencies, if noted, in order to maintain our business relationship.
Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. None of our vendors individually accounted for more than 5% of our net purchases during 2012. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.
Seasonality
Our business, like that of most retailers, is subject to seasonal influences. The majority of our sales and income are typically realized during the second half of each fiscal year. The back-to-school season extends from August through September and represents approximately 15% of our annual sales. Approximately 30% of our annual sales occur during the holiday season in the months of November and December. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the fiscal year. Revenues and costs associated with the opening of new stores may also affect our quarterly results.

Trademarks and Service Marks
The name “Kohl’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 230 additional registered trademarks, trade names and service marks, most of which are used in our private label program.
Available Information
Our corporate website is www.KohlsCorporation.com. Through the “Investor Relations” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
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

Item 1A. Risk Factors
Forward-Looking Statements
This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “may,” “intends,” “will,” “should,” “expects” and similar expressions are intended to identify forward-looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store openings, adequacy of capital resources and reserves and statements contained in the "2013 Outlook" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligations to update them.
Our sales and gross margin could be negatively impacted by a number of factors including, but not limited to those described below. Many of these risk factors are outside of our control. If we are not successful in managing these risks, they could have a negative impact on our sales, gross margin and/or operating results.
•Declines in general economic conditions, consumer spending levels and other conditions could lead to reduced consumer demand for our merchandise.
Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers' disposable income, credit availability and debt levels.
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
•Actions by our competitors.
The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. Those competitors, some of which have a greater market presence than Kohl's, include traditional store-based retailers, internet and catalog businesses and other forms of retail commerce. Unanticipated changes in the pricing and other practices of those competitors may adversely affect our performance.
•Our inability to offer merchandise our customers want and failure to successfully manage our inventory levels.
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
•We may be unable to source merchandise in a timely and cost-effective manner.
Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. The remaining merchandise is sourced from a wide variety of domestic and international vendors.
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
•Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods.
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
•Ineffective marketing.
We believe that differentiating Kohl's in the marketplace is critical to our success. We design our marketing programs to increase awareness of our brands, which we expect will create and maintain customer loyalty, increase the number of customers that shop our stores and website and increase our sales. If our marketing programs are not successful, our sales and profitability could be adversely affected.
•Damage to the reputation of the Kohl's brand or our private and exclusive brands.
We believe the Kohl's brand name and many of our private and exclusive brand names are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. We develop and promote private and exclusive brands that have generated national recognition. In some cases, the brands or the marketing of such brands are tied to or affiliated with well-known individuals. Damage to the reputations (whether or not justified) of our brand names or any affiliated individuals, could arise from product failures, litigation or various forms of adverse publicity, especially in social media outlets, and may generate negative customer sentiment, potentially resulting in a reduction in sales, earnings, and shareholder value.
•Product safety concerns.
If our merchandise offerings do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, experience increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns, could have a negative impact on our sales.
•Disruptions in our information systems.
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
•Weather conditions could adversely affect consumer shopping patterns.
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
•Inability to successfully develop and maintain a relevant omni-channel experience for our customers.
Omni-channel retailing is rapidly evolving as our customers become increasingly technologically savvy. Computers, mobile phones, tablets and other similar devices are progressively becoming a more important aspect of the shopping experience. Additionally, the internet and other new technologies facilitate competitive entry and comparison shopping. We strive to offer an omni-channel shopping experience for our customers and use social media as a way to interact with our customers and enhance their shopping experiences. If we are unable to make, improve, or develop relevant customer-

facing technology in a timely manner, our ability to compete with other retailers and to meet our customer expectations may suffer. Consequently, our results of operations could be adversely affected.
Our revenues, operating results and cash requirements are affected by the seasonal nature of our business.
Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons. This seasonality causes our operating results and cash needs to vary considerably from quarter to quarter.
Growth in our E-Commerce business could adversely affect some of our operating metrics.
In recent years, we have experienced significant growth in our E-Commerce business. Some of this growth has resulted in lower sales in our stores. Though this has no impact on our consolidated sales, it has had a negative effect on our net income as a percentage of sales as our stores are currently more profitable than our E-Commerce business. This profitability variance is due to a variety of factors including, but not limited to, a higher mix of lower margin merchandise in our E-Commerce business, shipping costs, and investments to provide the infrastructure necessary to grow the E-Commerce business. Though we are aggressively working to improve the profitability of our E-Commerce business, there can be no assurances that our E-Commerce business will become as profitable as our stores.
Our inability to raise additional capital and maintain bank credit on favorable terms could adversely affect our business and financial condition.
We have historically relied on the public debt markets to raise capital to partially fund our operations and growth.  We have also historically maintained lines of credit with financial institutions.  Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity.  Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong debt ratings. If our credit rating were lowered, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all).  If our access to capital were to become significantly constrained or costs of capital increased significantly due to lowered credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, then our financial condition, results of operations and cash flows could be adversely affected.
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
Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The proprietary Kohl's credit card accounts have been sold to an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue if interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.
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
Our performance is dependent on attracting and retaining a large number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance.

Regulatory and litigation developments could adversely affect our business operations and financial performance.
Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. The costs and other effects of new or changed legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services, reduce the availability of raw materials or further restrict our ability to extend credit to our customers.
We continually monitor the state and federal legal/regulatory environment for developments that may impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business and/or loss of employee morale. Additionally, we are regularly involved in various litigation matters that arise in the ordinary course of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.
Unauthorized disclosure of sensitive or confidential customer information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.
As part of our normal course of business, we collect, process and retain sensitive and confidential customer, employee and company information. The protection of this data is extremely important to us, our employees and our customers. Despite the considerable security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
Stores
As of February 2, 2013, we operated 1,146 stores in 49 states. Our typical, or “prototype,” store has approximately 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 55,000 to 68,000 square feet and serve trade areas of 100,000 to 150,000 people. Our “urban” stores, currently located in the New York and Chicago markets, serve very densely populated areas of up to 500,000 people and average approximately 125,000 gross square feet of retail space.

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

The following tables summarize key information about our stores.

	Number of Stores			Selling Square Footage 2012
	2011	Net Change	2012
				(In Thousands)
Mid-Atlantic Region:
Delaware	5	—	5	399
Maryland	22	1	23	1,634
Pennsylvania	47	1	48	3,435
Virginia	29	1	30	2,175
West Virginia	7	—	7	500
Total Mid-Atlantic	110	3	113	8,143
Midwest Region:
Illinois	64	1	65	4,884
Indiana	38	—	38	2,749
Iowa	15	1	16	1,041
Michigan	45	—	45	3,336
Minnesota	26	—	26	1,976
Nebraska	7	—	7	479
North Dakota	3	—	3	217
Ohio	59	(1)	58	4,250
South Dakota	3	—	3	244
Wisconsin	40	—	40	2,894
Total Midwest	300	1	301	22,070
Northeast Region:
Connecticut	18	3	21	1,474
Maine	5	—	5	388
Massachusetts	23	1	24	1,864
New Hampshire	9	1	10	715
New Jersey	38	—	38	2,901
New York	50	1	51	3,844
Rhode Island	3	—	3	227
Vermont	1	—	1	77
Total Northeast	147	6	153	11,490
South Central Region:
Arkansas	8	—	8	572
Kansas	11	1	12	810
Louisiana	6	—	6	421
Missouri	24	2	26	1,859
Oklahoma	10	—	10	720
Texas	84	—	84	6,095
Total South Central	143	3	146	10,477

	Number of Stores			Selling Square Footage 2012
	2011	Net Change	2012
				(In Thousands)
Southeast Region:
Alabama	13	—	13	859
Florida	52	1	53	3,874
Georgia	34	1	35	2,554
Kentucky	16	—	16	1,127
Mississippi	5	—	5	378
North Carolina	29	2	31	2,195
South Carolina	14	1	15	1,033
Tennessee	20	—	20	1,398
Total Southeast	183	5	188	13,418
West Region:
Alaska	1	—	1	73
Arizona	26	—	26	1,953
California	128	—	128	9,206
Colorado	24	—	24	1,835
Idaho	5	—	5	328
Montana	2	—	2	117
Nevada	12	—	12	851
New Mexico	5	—	5	326
Oregon	10	—	10	649
Utah	12	—	12	874
Washington	17	1	18	1,190
Wyoming	2	—	2	98
Total West	244	1	245	17,500
Total Kohl’s	1,127	19	1,146	83,098

	Number of Stores by Store Type				Number of Stores by Location
	2011	Net Additions	2012		2011	Net Additions	2012
Prototype	987	—	987	Strip centers	764	7	771
Small	135	19	154	Community & regional malls	83	2	85
Urban	5	—	5	Freestanding	280	10	290
	1,127	19	1,146		1,127	19	1,146

	Number of Stores by Ownership				Number of Stores by Building Type
	2011	Net Additions	2012		2011	Net Additions	2012
Owned	403	4	407	One-story	1,035	18	1,053
Leased*	724	15	739	Two-story	92	1	93
	1,127	19	1,146		1,127	19	1,146
 * Leased includes locations where we lease the land and/or building

Distribution Centers
The following table summarizes key information about each of our distribution centers.

Location	Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Retail:
Findlay, Ohio	1994	780,000	Indiana, Kentucky, Michigan, New York, Ohio, Pennsylvania, West Virginia	185
Winchester, Virginia	1997	420,000	Delaware, Maryland, New Jersey, North Carolina, Pennsylvania, Tennessee, Virginia, West Virginia	135
Blue Springs, Missouri	1999	540,000	Arkansas, Colorado, Illinois, Iowa, Kansas, Kentucky, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Wyoming	110
Corsicana, Texas	2001	540,000	Arkansas, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, Texas	115
Mamakating, New York	2002	605,000	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	145
San Bernardino, California	2002	575,000	Arizona, California, Colorado, Nevada, Utah	110
Macon, Georgia	2005	560,000	Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee	150
Patterson, California	2006	360,000	Alaska, California, Idaho, Montana, Nevada, Oregon, Utah, Washington	110
Ottawa, Illinois	2008	328,000	Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Wisconsin	155
E-Commerce:
Monroe, Ohio	2001	1,200,000	—	—
San Bernardino, California	2010	970,000	—	—
Edgewood, Maryland	2011	1,450,000	—	—
DeSoto, Texas	2012	1,200,000	—	—
We own all of the distribution centers except Corsicana, Texas, which is leased.

Corporate Facilities
We own our corporate headquarters in Menomonee Falls, Wisconsin. We also own or lease additional buildings and office space which are used by various corporate departments, including our credit operations.

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
Our Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History and our quarterly cash dividends per common share for each quarter in 2012 and 2011.

	2012			2011
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$55.11	$41.81	$0.32	$56.65	$45.46	$0.25
Third Quarter	53.77	49.72	0.32	55.44	42.14	0.25
Second Quarter	51.25	43.13	0.32	57.39	49.09	0.25
First Quarter	52.19	45.56	0.32	55.92	50.48	0.25
We have filed with the Securities and Exchange Commission (“SEC”), as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certifications. In 2012, Kevin Mansell, our Chief Executive Officer, submitted a certification with the New York Stock Exchange (“NYSE”) in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that, as of the date of the certification, he was not aware of any violation by us of the NYSE’s corporate governance listing standards.
On February 27, 2013, our Board of Directors approved a dividend of $0.35 per share which will be paid on March 27, 2013 to shareholders of record as of March 13, 2013. In 2012, we paid aggregate cash dividends of $300 million.
(b) Holders
As of March 13, 2013, there were approximately 4,450 record holders of our Common Stock.
(c) Securities Authorized For Issuance Under Equity Compensation Plans
See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 16, 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(d) Performance Graph
The graph below compares our cumulative five-year stockholder return to that of the Standard & Poor’s 500 Index and the S&P 500 Department Stores Index. The S&P 500 Department Stores Index was calculated by Capital IQ, a Standard & Poor’s business and includes Kohl’s; JCPenney Company, Inc.; Dillard’s, Inc.; Macy’s, Inc.; Nordstrom Inc.; and Sears Holding Corporation. The graph assumes investment of $100 on February 2, 2008 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

125
100
75
50
25
0
Dollars
02/02/08
01/31/09
01/30/10
01/29/11
01/28/12
02/02/13
Kohl's Corporation
S&P 500 Index
S&P 500 Department Stores Index

Company / Index	Feb 2, 2008	Jan 31, 2009	Jan 30, 2010	Jan 29, 2011	Jan 28, 2012	Feb 2, 2013
Kohl’s Corporation	$100.00	$79.93	$109.67	$111.47	$103.73	$105.04
S&P 500 Index	100.00	60.63	80.72	97.88	103.10	121.25
S&P 500 Department Stores Index	100.00	47.24	78.97	90.57	102.42	105.59
(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not sell any equity securities during 2012 which were not registered under the Securities Act.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Since first authorizing our share repurchase program in 2007, our Board of Directors have increased the authorization in 2011 and again in November 2012. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions and to complete the program by the end of Fiscal 2015. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 2, 2013:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
October 28 – November 24, 2012	1,375,849	$52.23	1,373,900	$3,445
November 25 – December 29, 2012	3,884,107	44.06	3,882,828	3,274
December 30, 2012 – February 2, 2013	3,584,989	42.72	3,584,364	3,121
Total	8,844,945	$44.79	8,841,092	$3,121

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Income and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2012(a)	2011	2010	2009	2008
	(Dollars in Millions, Except Per Share and Per Square Foot Data)
Statement of Income Data:
Net sales	$19,279	$18,804	$18,391	$17,178	$16,389
Cost of merchandise sold	12,289	11,625	11,359	10,680	10,334
Gross margin	6,990	7,179	7,032	6,498	6,055
Selling, general and administrative expenses	4,267	4,243	4,190	3,951	3,769
Depreciation and amortization	833	778	750	688	632
Operating income	1,890	2,158	2,092	1,859	1,654
Interest expense, net	329	299	304	301	275
Income before income taxes	1,561	1,859	1,788	1,558	1,379
Provision for income taxes	575	692	668	585	522
Net income	$986	$1,167	$1,120	$973	$857
Net income per share:
Basic	$4.19	$4.33	$3.69	$3.19	$2.80
Diluted	$4.17	$4.30	$3.66	$3.17	$2.80
Dividends per share	$1.28	$1.00	—	—	—
Operating Data:
Net sales growth	2.5%	2.2%	7.1%	4.8%	(0.5)%
Comparable store sales growth (b)	0.3%	0.5%	4.4%	0.4%	(6.9)%
Net sales per selling square foot (c)	$213	$220	$222	$217	$222
As a percent of sales:
Gross margin	36.3%	38.2%	38.2%	37.8%	36.9%
Operating income	9.8%	11.5%	11.4%	10.8%	10.1%
Net income	5.1%	6.2%	6.1%	5.7%	5.2%
Total square feet of selling space (in thousands)	83,098	82,226	80,139	78,396	74,992
Number of stores open (end of period)	1,146	1,127	1,089	1,058	1,004
Return on average shareholders’ equity (d)	15.8%	16.4%	14.1%	13.8%	13.8%
Balance Sheet Data (end of period):
Working capital	$2,184	$2,222	$2,888	$3,054	$1,849
Property and equipment, net	8,872	8,905	8,692	8,506	8,402
Total assets	13,905	14,148	14,891	14,502	12,620
Long-term debt	2,492	2,141	1,894	1,894	1,893
Capital lease and financing obligations	2,061	2,103	2,104	2,046	1,914
Shareholders’ equity	6,048	6,508	7,850	7,595	6,499

(a)
The retail calendar for fiscal January 2013 included a fifth week, resulting in a 53-week year. During this 53rd week, total sales were $169 million; selling, general and administrative expenses were approximately $30 million; interest was approximately $2 million; net income was approximately $15 million and diluted earnings per share was approximately $0.06.

(b)
Comparable store sales growth is based on sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and E-Commerce. Fiscal 2012 comparable store sales growth compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.

(c)	Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce. 2012 excludes the impact of the 53rd week.

(d)	Average shareholders’ equity is based on a 5-quarter average for 2012, 2011, and 2010, and the two most recent year-end balances for 2009 and 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
Total net sales for 2012 were $19.3 billion, a 2.5% increase over 2011. Comparable store sales increased 0.3% over 2011. E-Commerce revenues increased over 40% to $1.4 billion. Comparable sales were driven by higher average unit prices which were substantially offset by fewer transactions.
Gross margin declined approximately 190 basis points to 36.3% of sales for 2012. The decrease reflects lower prices as we focused on improving value to our customer during the year and due to late and lower than expected Holiday sales which resulted in deeper price cuts.
Expenses were well-managed during the year. Our stores organization continues to drive payroll efficiencies. We also reported significant leverage in our corporate operations, primarily due to lower incentive costs.
For 2012, net income was $986 million, or $4.17 per diluted share, compared to $1.2 billion, or $4.30 per diluted share for 2011.
We operated 1,146 stores as of year-end. In 2012, we opened 21 new stores, including one relocated store, closed one store and remodeled 50 stores.
2013 Outlook
Our current expectations for fiscal 2013 compared to 2012 are as follows:

Total sales	Increase 0 - 2%
Comparable store sales	Increase 0 - 2%
Gross margin as a percent of sales	Increase 15 - 30 bp
SG&A	Increase 1.5 - 3%
Earnings per diluted share	$4.15 - $4.45
Our guidance assumes share repurchases of $1 billion at an average price of $50 per share.

We expect to open approximately 12 new stores in 2013 - nine in the Spring and three in the Fall. Eleven of the new stores will be “small” stores with less than 64,000 square feet of retail space. We are temporarily reducing the number of remodels to approximately 30 stores in 2013 as we continue to evaluate and test different categories and space allocations in our stores.
Results of Operations
53rd Week.

The retail calendar for fiscal January 2013 included a fifth week, resulting in a 53-week year. During this 53rd week, total sales were $169 million; selling, general and administrative expenses were approximately $30 million; interest was approximately $2 million; net income was approximately $15 million and diluted earnings per share was approximately $0.06. Our comparable store sales in 2012 exclude the impact of the 53rd week and compare the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.

Net sales.

	2012	2011	2010
Net sales (In Millions)	$19,279	$18,804	$18,391
Sales growth:
Total	2.5%	2.2%	7.1%
Comparable stores (a)	0.3%	0.5%	4.4%
Net sales per selling square foot (b)	$213	$220	$222

(a)Includes sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and E-Commerce. Fiscal 2012 comparable store sales growth compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.
(b)Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce. 2012 excludes the impact of the 53rd week.
The changes in net sales were due to the following:

	2012		2011
	$	%	$	%
	(Dollars in Millions)
Comparable store sales:
Stores	$(354)	(2.0)%	$(175)	(1.0)%
E-Commerce (a)	411	41.8%	267	37.2
Total (b)	57	0.3%	92	0.5
New stores and other revenues	249	—	321	—
Net change before 53rd week	306	1.6%	413	2.2%
Sales in 53rd week	169	—	—	—
Increase in net sales	$475	2.5%	$413	2.2%

(a)	Excludes shipping and other revenues

(b)	Fiscal 2012 comparable store sales growth compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.
Drivers of the changes in comparable store sales were as follows:

	2012	2011
Selling price per unit	1.8%	6.6%
Units per transaction	—	(4.9)
Average transaction value	1.8	1.7
Number of transactions	(1.5)	(1.2)
Comparable store sales	0.3%	0.5%

The increases in selling price per unit are the result of changes in our pricing strategy. During the Fall of 2011, we increased our prices as we passed higher apparel costs on to our customers. During 2012, we reduced our prices, especially in the fourth quarter as sales were below expectations, but prices remained higher than 2011. Units per transaction was flat in 2012 and number of transactions declined in part due to insufficient inventory levels in the first several months of 2012 to meet the sales demand which resulted from the price reductions.

From a regional perspective, all regions were slightly negative for the year with no significant variations between the regions. E-Commerce revenue, which includes shipping and other revenues and the 53rd week, increased $432 million to $1.4 billion for 2012. The increase is primarily due to increased transactions.

Private and exclusive brand penetration increased approximately 160 basis points to 52% of sales for the year. Most of the penetration increase was a result of recently-added exclusive brands, including Jennifer Lopez, Marc Anthony, and Rock & Republic. FILA Sport and LC Lauren Conrad also reported significantly higher sales and contributed to the increased penetration.

By line of business, Children's and Men's reported the strongest comparable store sales growth for the year. Children's was led by strength in toys and Men's was led by casual sportswear and pants and active. Footwear outperformed the Company average with the strongest sales in women's and athletic shoes. Comparable store sales in the Accessories, Women's and Home categories declined slightly for the year. Sterling silver jewelry reported the strongest increase in the Accessories business. In Women's, updated/contemporary sportswear and active were the strongest categories. Bedding had the largest increase in the Home business.
Net sales per selling square foot (which is based on stores open for the full current period and excludes E-Commerce and the 53rd week in 2012), decreased $7 to $213 in 2012. The decrease is primarily due to a 2% decrease in sales at our comparable stores.
Net sales for 2011 increased 2.2% over 2010 and comparable store sales increased 0.5%. From a line of business perspective, Accessories and Home reported the strongest comparable store sales in 2011. Children's and Men’s outperformed the Company average for the year, while Women's and Footwear trailed the Company average. The Northeast region reported the strongest comparable store sales for 2011. E-Commerce revenue, which includes shipping and other revenues, increased $269 million to $1 billion in 2011.

Gross margin.

	2012	2011	2010
	(Dollars in Millions)
Gross margin	$6,990	$7,179	$7,032
As a percent of net sales	36.3%	38.2%	38.2%
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

The following table summarizes gross margin as a percent of sales by channel:

	Stores	E-Commerce	Total
2012
Merchandise margin	37.2%	35.4%	37.1%
Shipping impact	—	(10.3)	(0.8)
Gross margin	37.2%	25.1%	36.3%

2011
Merchandise margin	38.9%	36.4%	38.8%
Shipping impact	—	(11.3)	(0.6)
Gross margin	38.9%	25.1%	38.2%

Increase (Decrease)
Merchandise margin	(176) bp	(95) bp	(166) bp
Shipping impact	—	88	(26)
Gross margin	(176) bp	(7) bp	(192) bp

The following table summarizes the drivers of the changes in gross margin as a percent of sales:

Merchandise Margin:
Stores	(168)	bp
E-Commerce	(7)
E-Commerce shipping	(17)
Total decrease	(192)	bp
The decreases in merchandise margin are primarily due to reductions in selling price to drive customer traffic, especially during the holiday season, and higher apparel costs, especially in the first six months of 2012, which were only partially offset by higher selling prices early in the year. The decrease in gross margin attributable to E-Commerce shipping are primarily due to growth in this business as shipping losses as a percent of sales were lower in 2012 than in 2011. Our E-Commerce business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or related shipping promotions. As our E-Commerce business grows, it also has a more significant impact on our overall gross margin results.
Gross margin for 2011 increased $147 million, or 2%, over 2010. Gross margin as a percent of net sales decreased 6 basis points from 2011 to 2010 as inventory management, increased penetration of private and exclusive brands (which have a higher gross margin rate than national brands), and ongoing markdown and size optimization initiatives were more than offset by lower gross margin during the fourth quarter holiday season due to the extremely competitive landscape and sales which were below expectations. Sales of private and exclusive brands reached 50% of net sales in 2011, an increase of approximately 240 basis points over 2010.
Selling, general and administrative expenses.

	2012	2011	2010
	(Dollars in Millions)
Selling, general, and administrative expenses	$4,267	$4,243	$4,190
As a percent of net sales	22.1%	22.6%	22.8%
Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative revenues and expenses. SG&A also includes the costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.
SG&A for 2012 increased $24 million, or 1% over 2011. The increase in SG&A is due primarily to higher distribution costs, increased marketing, investments in technology and infrastructure related to our E-Commerce business and the extra week in the 2012 retail calendar. These increases were partially offset by lower incentive costs. SG&A as a percent of sales decreased, or "leveraged," by approximately 40 basis points in 2012.
Store payroll costs leveraged in 2012 due to continued implementation of electronic signs and strong payroll management. Other store expenses including both rent-related expenses and variable costs, such as electricity and remodel expenses, as a percent of net sales also declined.
Corporate operations reported significant leverage, primarily due to lower incentive costs.
Distribution costs totaled $245 million for 2012, $202 million for 2011, and $187 million for 2010 and did not leverage in 2012. The increase in 2012 is primarily due to growth in our E-Commerce business. Information technology costs also did not leverage due to continued investments in our technology infrastructure.

Net revenues from our credit card operations were $388 million in 2012, $347 million in 2011, and $180 million in 2010. The increase in 2012 compared to 2011 is due to higher average receivables which contributed to higher revenues during the year. Offsetting these increases in were higher costs associated with a new credit card servicing platform.

Marketing costs as a percent of sales for 2012 were comparable to the prior year as 2011 included expenses to support the Jennifer Lopez and Marc Anthony brand launches - the largest launches in our history. The 53rd week in 2012 also had a positive impact on marketing costs as a percent of sales.
SG&A for 2011 increased $53 million, or 1%, over 2010, but decreased as a percentage of net sales. SG&A increased primarily due to store growth, increased advertising, and investments in technology and infrastructure related to our E-Commerce business. These increases were partially offset by higher revenues in our credit card portfolio due to higher average receivables and a more favorable revenue sharing percentage under our April 2011 agreement with Capital One, National Association ("Capital One").

Other Expenses.

	2012	2011	2010
	(In Millions)
Depreciation and amortization	$833	$778	$750
Interest expense, net	329	299	304
Provision for income taxes	575	692	668
Effective tax rate	36.8%	37.2%	37.4%
The increases in depreciation and amortization are primarily due to recent computer software and hardware additions which have a short amortization period as well as the addition of new stores, remodels and the opening of our fourth E-Commerce fulfillment center in DeSoto, Texas.
Net interest expense, including $2 million in the 53rd week of 2012, increased $30 million, or 10%, over 2011. The increase in interest expense is primarily due to the net increase in our outstanding long-term debt. Net interest expense for 2011 decreased $5 million from 2010. The decrease was attributable to the repayment of debt totaling $400 million in March and October 2011 and the subsequent issuance of $650 million of debt in October 2011 at a lower interest rate.
The decrease in the effective tax rate for 2012 was primarily due to favorable settlements of state tax audits in the first six months of the year.
Inflation
Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future. We experienced 10-15% increases in apparel costs in 2011. In 2012, we saw modest increases in apparel costs in the first six months and mid-single-digit decreases in the last six months of the year. In 2013, we expect to see modest decreases in apparel costs.

Liquidity and Capital Resources
Our primary ongoing cash requirements are for capital expenditures for new stores, remodels and IT spending and for seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently other significant usages of cash. These payments are discretionary and can be discontinued at any time should we require cash for other uses. Our primary sources of funds are cash flow provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. Seasonal cash needs may be met by cash on hand and/or the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.
As of February 2, 2013, we had cash and cash equivalents of $537 million. We generated $381 million of free cash flow in 2012. (See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of this non-GAAP financial measure.)

	2012	2011	2010
	(In Millions)
Net cash provided by (used in):
Operating activities	$1,265	$2,139	$1,750
Investing activities	(660)	(802)	(757)
Financing activities	(1,273)	(2,409)	(983)

Operating activities.
Cash provided by operations decreased 41% in 2012 to $1.3 billion. The decrease is primarily the result of lower earnings, a decrease in deferred taxes related to depreciation and higher inventory levels.

Total inventory per store increased 15% over January 28, 2012. Excluding E-Commerce, inventory per store increased 12% to $3.1 million per store as of February 2, 2013 compared to $2.8 million per store as of January 28, 2012. The higher inventory levels were intended to support holiday sales in 2012, however, the merchandise did not sell as expected.
Accounts payable as a percent of inventory was 34.9% at February 2, 2013, compared to 38.3% at year-end 2011. The decrease is primarily due to slower inventory turnover.
Cash provided by operations increased $389 million from $1.8 billion in 2010 to $2.1 billion in 2011. The increase was primarily due to changes in accounts payable activities and deferred taxes related to depreciation. Accounts payable as a percent of inventory was 38.3% at January 28, 2012, compared to 37.3% at year-end 2010. The change is primarily due to expiration of vendor financing initiatives.

Investing activities.
Net cash used in investing activities decreased $142 million to $660 million in 2012, primarily due to lower capital expenditures. Capital expenditures totaled $785 million for 2012, a $142 million decrease from 2011. This decrease is primarily due to fewer remodels and new stores, partially offset by higher technology spending.
The following table summarizes expected and actual capital expenditures by major category:

	2013 Estimate	2012	2011	2010
Computer hardware and software	38%	33%	18%	17%
Fixtures and store improvements	24	18	7	12
Remodels/relocations	19	14	26	30
New stores	11	18	27	28
Distribution centers	2	14	15	10
Other	6	3	7	3
Total	100%	100%	100%	100%
We expect total capital expenditures of approximately $700 million in fiscal 2013. The expected decrease from 2012 is primarily due to a decrease in new store openings (approximately 12 expected in 2013 compared to 21 in 2012) and less spending on E-Commerce building construction. These decreases will be partially offset by an expected increase in IT spending. The actual amount of our future capital expenditures will depend primarily on the number and timing of new stores, distribution centers and E-Commerce fulfillment centers opened and remodeled; the mix of owned, leased or acquired stores; and IT spending. We do not anticipate that our expansion plans will be limited by any restrictive covenants in our financing agreements.
Sales of long-term investments generated cash of $109 million in 2012 and $145 million in 2011. As of February 2, 2013, we had investments in auction rate securities (“ARS”) with a par value of $83 million and an estimated fair value of $52 million. Since 2008, the market for ARS has diminished. This has limited our ability to liquidate these investments, but we do not believe that it will have a significant impact on our ability to fund ongoing operations and growth initiatives. To date, we have collected all interest receivable on outstanding ARS when due and expect to continue to do so in the future. Substantially all redemptions to date were made at par.
Net cash used in investing activities increased $45 million to $802 million in 2011, primarily due to an increase in capital expenditures, partially offset by higher ARS sales. Capital expenditures totaled $927 million for 2011, a $126 million increase over 2010. This increase is primarily due to higher capital spending for new stores, remodels, E-Commerce fulfillment centers, and a call center in Texas.
Financing activities.
Our financing activities used cash of $1.3 billion in 2012 and $2.4 billion in 2011. The decrease is primarily due to lower share repurchases.

We repurchased 26 million shares of our common stock for approximately $1.3 billion in 2012 and 46 million shares for approximately $2.3 billion in 2011. The shares were purchased as part of our share repurchase program. In November 2012, our Board of Directors increased the share repurchase authorization under our existing share repurchase program by $3.2 billion, to $3.5 billion. We expect to repurchase shares in open market transactions, subject to market conditions, over the next three years.

We repaid long-term debt of $300 million in March 2011 and $100 million in October 2011. In October 2011, we issued $650 million of 4.00% notes with semi-annual interest payments beginning in May 2012. In September 2012, we issued $350 million of 3.25% notes with semi-annual interest payments beginning in February 2013.
We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility which we entered into in June 2011. The credit facility includes 16 lenders which have each committed between $30 and $110 million each. The $1 billion facility replaced a $900 million facility which was scheduled to expire in October 2011. We also have a demand note with availability of $30 million. There were no draws on these facilities during 2012 or 2011.
Our credit ratings have been unchanged since September 2007 when we issued $1 billion in debt. As of February 2, 2013, our ratings were as follows:

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
During 2012, we paid cash dividends of $300 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 22	May 9	August 7	November 7
Record date	March 7	June 6	September 5	December 5
Payment date	March 28	June 27	September 26	December 26
Amount per common share	$0.32	$0.32	$0.32	$0.32
On February 27, 2013 our Board of Directors approved a dividend of $0.35 per common share which will be paid on March 27, 2013 to shareholders of record as of March 13, 2013.
Our financing activities used cash of $2.4 billion in 2011 and $983 million in 2010. The increase is primarily due to treasury stock purchases in the fourth quarter of 2011.
Key financial ratios.
The following ratios provide certain measures of our liquidity, capital structure and return on investments.

	2012	2011	2010
Liquidity Ratios:
Working capital (In Millions)	$2,184	$2,222	$2,888
Current ratio	1.86	1.85	2.03
Free Cash Flow (a)	$381	$1,135	$892
Return on Investment Ratios:
Ratio of earnings to fixed charges	4.1	4.8	4.6
Return on Assets	6.9%	8.1%	7.4%
Return on Gross Investment (a)	16.8%	18.8%	19.2%
Capital Structure Ratios:
Debt/capitalization	42.9%	39.5%	33.7%
Adjusted Debt to EBITDAR (a)	2.23	1.99	1.97
(a) Non-GAAP financial measure

Liquidity ratios.

The 2012 working capital and current ratio were generally consistent with 2011. The decrease in working capital and the current ratio as of year-end 2011 compared to year-end 2010 were primarily due to lower cash balances as a result of repurchasing $2.3 billion of our common stock in 2011.

The decrease in free cash flow is primarily a result of lower cash provided by operating activities, as discussed above. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less acquisition of property & equipment and capital lease & financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations. See the key financial ratio calculations section below.
Return on investment ratios.

Our ratio of earnings to fixed charges and our return on assets were lower for 2012 than 2011 primarily due to lower earnings in 2012. Our 2011 ratios were comparable to 2010 ratios. See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of our ratio of earnings to fixed charges and the key financial ratio calculations below for the return on assets calculation.

Our Return on Gross Investment (“ROI”) has decreased as investments in stores, distribution centers and technology increased more than profitability. We believe that ROI is a useful financial measure in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) divided by average gross investment. Our ROI calculation may not be comparable to similarly-titled measures reported by other companies. ROI should be evaluated in addition to, and not considered a substitute for, other financial measures such as return on assets. See the key financial ratio calculations section below.
Capital structure ratios.

Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted leverage ratio. As of February 2, 2013, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2013. See the key financial ratio calculations section below for our debt covenant calculation.

Our debt/capitalization ratio has increased primarily due to an increase in our outstanding debt and lower capitalization as a result of share repurchases.

Our Adjusted Debt to EBITDAR ratio increased for 2012 primarily due to higher outstanding debt, including a $350 million debt issuance in September 2012. Our 2011 ratio was comparable to our 2010 ratio. Adjusted Debt to EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by EBITDAR. We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain an adjusted debt to EBITDAR ratio of between 2 and 2.25, to manage debt levels to maintain a BBB+ investment-grade credit rating and to operate with an efficient capital structure for our size, growth plans and industry. Our Adjusted Debt to EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted Debt to EBITDAR should be evaluated in addition to, and not considered a substitute for, other financial measures such as debt/capitalization. See the key financial ratio calculations section below for our adjusted debt to EBITDAR calculation.

Key financial ratio calculations.
The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2012	2011	2010
	(Dollars in Millions)
Net cash provided by operating activities	$1,265	$2,139	$1,750
Acquisition of property & equipment	(785)	(927)	(801)
Capital lease & financing obligation payments	(111)	(91)	(84)
Proceeds from financing obligations	12	14	27
Free cash flow	$381	$1,135	$892
The following table includes our ROI and return on assets (the most comparable GAAP measure) calculations:

	2012	2011	2010
	(Dollars in Millions)
Net income	$986	$1,167	$1,120
Net interest	329	299	304
Provision for income taxes	575	692	668
Depreciation and amortization	833	778	750
Rent expense	265	265	264
EBITDAR	$2,988	$3,201	$3,106
Average: (a)
Total assets	$14,266	$14,434	$15,090
Cash equivalents and long-term investments (b)	(677)	(1,421)	(2,478)
Deferred tax and other assets	(126)	(124)	(115)
Accumulated depreciation and amortization	4,943	4,473	3,980
Accounts payable	(1,622)	(1,439)	(1,441)
Accrued liabilities	(1,079)	(1,068)	(995)
Other long-term liabilities	(478)	(458)	(413)
Capitalized rent (c)	2,573	2,598	2,546
Gross Investment (“AGI”)	$17,800	$16,995	$16,174
Return on Assets (“ROA”) (d)	6.9%	8.1%	7.4%
Return on Gross Investment (“ROI”) (e)	16.8%	18.8%	19.2%
(a)    Represents average of 5 most recent quarter end balances
(b)    Represents excess cash not required for operations
(c)    Represents 10 times store rent and 5 times equipment/other rent
(d)    Net income divided by average total assets
(e)    EBITDAR divided by Gross Investment

The following table includes our leverage ratio calculation, as defined by our debt agreements as of February 2, 2013:

(Dollars in Millions)
Total Debt	$4,561
Permitted Exclusions	(8)

Subtotal	4,553
Rent x 8	2,120

Included Indebtedness	$6,673

Net Worth	$6,048
Investments (accounted for under equity method)	—

Subtotal	6,048
Included Indebtedness	6,673

Capitalization	$12,721

Leverage Ratio (a)	0.52
Maximum permitted Leverage Ratio	0.70
(a) Included Indebtedness divided by Capitalization

The following table includes our Adjusted Debt to EBITDAR and debt/capitalization (a comparable GAAP measure) calculations:

	2012	2011	2010
	(Dollars in Millions)
Total Debt	$4,553	$4,244	$3,999
Adjusted Rent (a)	2,120	2,117	2,111
Adjusted Debt	$6,673	$6,361	$6,110
Total Equity	$6,048	$6,508	$7,850
EBITDAR (b)	2,988	3,201	3,106
Debt/capitalization (c)	42.9%	39.5%	33.7%
Adjusted Debt to EBITDAR (d)	2.23	1.99	1.97
(a)    Represents 8 times annual rent
(b)    See details in ROI calculation above
(c)    Total debt divided by total debt and shareholders' equity
(d)    Adjusted debt divided by EBITDAR

Contractual Obligations
Our contractual obligations as of February 2, 2013 were as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(In Millions)
Recorded contractual obligations:
Long-term debt	$2,500	$—	$—	$650	$1,850
Capital lease and financing obligations	1,596	105	177	174	1,140
	4,096	105	177	824	2,990
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,752	129	269	269	1,085
Capital lease and financing obligations	2,933	188	356	325	2,064
Operating leases (a)	6,240	243	485	475	5,037
Royalties	326	82	139	78	27
Purchase obligations (b)	4,225	4,225	—	—	—
Other (c)	465	115	124	92	134
	15,941	4,982	1,373	1,239	8,347
Total	$20,037	$5,087	$1,550	$2,063	$11,337

(a)
Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $165 million for 2012, $161 million for 2011 and $168 million for 2010. The lease term includes cancelable option periods where failure to exercise such options would result in economic penalty.

(b)
Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

(c)	Our other commitments include legally binding minimum lease and interest payments for stores opening in 2013 or later, as well as payments associated with technology agreements.
We have not included $126 million of long-term liabilities for unrecognized tax benefits and the related interest and penalties in the contractual obligations table because we are not able to reasonably estimate the timing of cash settlements. It is reasonably possible that such tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will materially affect liquidity and cash flows.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of year-end 2012.
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
The use of RIM will generally result in inventories being valued at the lower of cost or market as permanent markdowns are taken as a reduction of the retail value of inventories. Management estimates the need for an additional markdown reserve based on a review of historical clearance markdowns, current business trends, expected vendor funding and discontinued merchandise categories.
We also record a reserve for estimated inventory shrink between the last physical inventory count and the balance sheet date. Shrink is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We generally perform an annual physical inventory count at the majority of our stores, distribution centers and E-Commerce fulfillment centers. The shrink reserve is based on sales and actual shrink results from previous inventories.
We did not make any material changes in the methodologies used to value our inventory or to estimate the markdown and shrink reserves during 2012, 2011 or 2010. We believe that we have sufficient current and historical knowledge to record reasonable estimates for our inventory reserves. Though historical reserves have approximated actual markdowns and shrink adjustments, it is possible that future results could differ from current recorded reserves.
Because we routinely record permanent markdowns for potentially obsolete merchandise, we do not believe that a markdown reserve was required as of February 2, 2013. Changes in the assumptions used to estimate our markdown reserve requirement would not have had a material impact on our financial statements. A 10 basis point change in estimated inventory shrink would also have had an immaterial impact on our financial statements.
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
We use a third-party actuary to estimate the liabilities associated with these risks. The actuary considers historical claims experience, demographic and severity factors and actuarial assumptions to estimate the liabilities associated with these risks. As of February 2, 2013, estimated liabilities for workers’ compensation and general liability claims, excluding administrative expenses and before pre-funding, were approximately $86 million.
A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. Changes in actuarial assumptions could also have an impact on estimated reserves. Historically, our actuarial estimates have not been materially different from actual results.
We are fully self-insured for employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary to estimate the liability for incurred, but not reported, health care claims. This estimate uses historical claims information as well as estimated health care trends. As of February 2, 2013, we had recorded approximately $14 million for medical, pharmacy and dental claims which were incurred in 2012 and expected to be paid in 2013. Historically, our actuarial estimates have not been materially different from actual results.
Effective January 1, 2012, we are self-insured for a portion of our property losses. Reserves related to property losses were not significant as of February 2, 2013.
Impairment of Assets
As of February 2, 2013, our investment in buildings and improvements, before accumulated depreciation, was $14 billion. We review these buildings and improvements for impairment when an event or changes in circumstances, such as decisions to close a store or significant operating losses, indicate the carrying value of the asset may not be recoverable.
For operating stores, a potential impairment has occurred if the fair value of a specific store is less than the net carrying amount of the assets. If required, we would record an impairment loss equal to the amount by which the carrying amount of the asset exceeds its fair value.
Identifying impaired assets and quantifying the related impairment loss, if any, requires significant estimates by management. The most significant of these estimates is the cash flow expected to result from the use and eventual disposition of the asset. When determining the stream of projected future cash flows associated with an individual store, management estimates future store performance including sales growth rates, gross margin and controllable expenses, such as store payroll and occupancy expense. Projected cash flows must be estimated for future periods throughout the remaining life of the property, which may be as many as 40 years in the future. The accuracy of these estimates will be impacted by a number of factors including general economic conditions, changes in competitive landscape and our ability to effectively manage the operations of the store.
We have not historically experienced any significant impairment of long-lived assets. Additionally, impairment of an individual building and related improvements, net of accumulated depreciation, would not generally be material to our financial results.
Income Taxes
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit, excluding accrued interest and penalties, was $108 million as of February 2, 2013 and $101 million as of January 28, 2012.
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
Operating Leases
As of February 2, 2013, 739 of our 1,146 retail stores were subject to either a ground or building lease. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital or operating lease in accordance with ASC 840, “Leases.”
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

•
Fair market value of leased asset—The fair market value of leased retail property is generally estimated based on comparable market data as provided by third-party appraisers or consideration received from the landlord. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the fair market value reduces the probability that a lease will be considered a capital lease. Fair market value is also used in determining the amount of property and related financing obligation to be recognized on our balance sheet for certain leased properties which are considered owned for accounting purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
All of our long-term debt at year-end 2012 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.
Cash equivalents and long-term investments earn interest at variable rates and are affected by changes in interest rates. During 2012, average investments were $900 million and average yield was 0.3%. If interest rates on the average 2012 variable rate cash equivalents and long-term investments increased by 100 basis points, our annual interest income would also increase by approximately $9 million assuming comparable investment levels.
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
Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financing reporting as of February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of February 2, 2013, our internal control over financial reporting was effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited Kohl's Corporation's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kohl's Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kohl's Corporation maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2013 of Kohl's Corporation and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 22, 2013

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 16, 2013 Annual Meeting of Shareholders (“our 2013 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2013 Proxy, which information is incorporated herein by reference.
Our executive officers as of March 13, 2013 were as follows:

Name	Age	Position
Kevin Mansell	60	Chairman, Chief Executive Officer, President and Director
Don Brennan	52	Chief Merchandising Officer
John Worthington	49	Chief Administrative Officer
Kenneth Bonning	55	Senior Executive Vice President
Peggy Eskenasi	57	Senior Executive Vice President
Wesley S. McDonald	50	Senior Executive Vice President, Chief Financial Officer
Richard D. Schepp	52	Senior Executive Vice President, General Counsel, Secretary
Mr. Mansell is responsible for Kohl’s strategic direction, long-term growth and profitability. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. Mr. Mansell began his retail career in 1975.
Mr. Brennan was promoted to Chief Merchandising Officer in November 2010 and is responsible for all merchandising divisions, product development, merchandise planning and allocation, as well as E-Commerce. Previously, he had served as Senior Executive Vice President since September 2007. Mr. Brennan began his retail career in 1982.
Mr. Worthington was promoted to Chief Administrative Officer in November 2010 and is responsible for store operations, store administration, merchandise presentation, loss prevention, real estate, information systems and purchasing. Previously, he had served as Senior Executive Vice President since September 2007. Mr. Worthington began his retail career in 1989.
Mr. Bonning was promoted to Senior Executive Vice President in May 2011 and is responsible for logistics and information systems. Previously, he had served as Executive Vice President, Logistics, Facilities and Store Planning from October 2006 to May 2011 and as Executive Vice President, Logistics from February 2004 to October 2006. Mr. Bonning began his retail career in 1985.
Ms. Eskenasi was promoted to Senior Executive Vice President in November 2010 and oversees all product development. Previously, she had served as Executive Vice President—Product Development since October 2004. Ms. Eskenasi began her retail career in 1977.

Mr. McDonald was promoted to Senior Executive Vice President, Chief Financial Officer in November 2010 and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, credit and capital investment. Previously, he had served as Executive Vice President, Chief Financial Officer since August 2003. Mr. McDonald began his retail career in 1988.
Mr. Schepp was promoted to Senior Executive Vice President, General Counsel and Secretary in May 2011 and is responsible for legal affairs and internal audit. He previously served as Executive Vice President—General Counsel, Secretary from August 2001 to May 2011. Mr. Schepp began his retail career in 1992.

Members of our Board of Directors as of March 13, 2013 were as follows:

Kevin Mansell Chairman, President and Chief Executive Officer, Kohl’s Corporation	John E. Schlifske(a) (c) Chairman and Chief Executive Officer Northwestern Mutual Life Insurance Company

Peter Boneparth (b) (c) Senior Advisor, Irving Capital Partners	Frank V. Sica (b)* (c) Managing Partner, Tailwind Capital

Steven A. Burd (b) (c) Chairman and Chief Executive Officer, Safeway Inc.	Peter M. Sommerhauser Shareholder, Godfrey & Kahn, S.C. Law Firm

John F. Herma (a) (c) Former Chief Operating Officer and Secretary, Kohl’s Corporation	Stephanie A. Streeter(a) (c)* Chief Executive Officer and Director Libbey, Inc

Dale E. Jones (b) (c) Vice Chairman and Partner of the CEO and Board Practice in the Americas, Heidrick and Struggles	Nina G. Vaca(a)(c) Chairman, Chief Executive Officer, Pinnacle Technical Resources, Inc.

William S. Kellogg Former Chairman and Chief Executive Officer, Kohl’s Corporation	Stephen E. Watson(a)* (c) Former President, Chief Executive Officer of Gander Mountain, L.L.C. Former Chairman and Chief Executive Officer, Department Store Division of Dayton-Hudson Corporation
(a)Audit Committee member
(b)Compensation Committee member
(c)Governance & Nominating Committee member
* Denotes Chair

Item 11. Executive Compensation
See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2013 Proxy, including the Compensation Discussion and Analysis, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2013 Proxy, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
See the information provided in the “Independence Determinations & Related Party Transactions” section of our 2013 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
See the information provided in the “Fees Paid to Ernst & Young” section of our 2013 Proxy, which information is incorporated herein by reference.

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
Dated: March 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ FRANK V. SICA Frank V. Sica Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/S/ JOHN F. HERMA John F. Herma Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ DALE E. JONES Dale E. Jones Director	/S/ NINA G. VACA Nina G. Vaca Director

/S/ WILLIAM S. KELLOGG William S. Kellogg Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

/S/ JOHN E. SCHLIFSKE John E. Schlifske Director

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 5, 2011.

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

10.16	Summary of Outside Director Compensation incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.*

10.17	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of April 1, 2012.*

10.18	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Donald Brennan dated as of April 1, 2012.*

10.19	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and John Worthington dated as of April 1, 2012.*

10.20	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Peggy Eskenasi dated as of April 1, 2012.*

10.21	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc.and Wesley S. McDonald dated as of April 1, 2012.*

10.22	Form of Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and its Senior Executive Vice Presidents.*

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	A management contract or compensatory plan or arrangement.

Schedules have been omitted as they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited the accompanying consolidated balance sheets of Kohl's Corporation (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl's Corporation at February 2, 2013 and January 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl's Corporation's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Milwaukee, Wisconsin
March 22, 2013

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars In Millions)

	February 2, 2013	January 28, 2012
Assets
Current assets:
Cash and cash equivalents	$537	$1,205
Merchandise inventories	3,748	3,216
Deferred income taxes	122	109
Other	312	299
Total current assets	4,719	4,829
Property and equipment, net	8,872	8,905
Long-term investments	53	153
Other assets	261	261
Total assets	$13,905	$14,148

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,307	$1,233
Accrued liabilities	986	1,147
Income taxes payable	137	133
Current portion of capital lease and financing obligations	105	94
Total current liabilities	2,535	2,607
Long-term debt	2,492	2,141
Capital lease and financing obligations	1,956	2,009
Deferred income taxes	362	423
Other long-term liabilities	512	460
Shareholders’ equity:
Common stock - 360 and 358 million shares issued	4	4
Paid-in capital	2,454	2,339
Treasury stock, at cost, 138 and 111 million shares	(7,243)	(5,977)
Accumulated other comprehensive loss	(45)	(53)
Retained earnings	10,878	10,195
Total shareholders’ equity	6,048	6,508
Total liabilities and shareholders’ equity	$13,905	$14,148
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except per Share Data)

	2012	2011	2010
Net sales	$19,279	$18,804	$18,391
Cost of merchandise sold (exclusive of depreciation shown separately below)	12,289	11,625	11,359
Gross margin	6,990	7,179	7,032
Operating expenses:
Selling, general, and administrative	4,267	4,243	4,190
Depreciation and amortization	833	778	750
Operating income	1,890	2,158	2,092
Interest expense, net	329	299	304
Income before income taxes	1,561	1,859	1,788
Provision for income taxes	575	692	668
Net income	$986	$1,167	$1,120
Net income per share:
Basic	$4.19	$4.33	$3.69
Diluted	$4.17	$4.30	$3.66
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

	2012	2011	2010
Net income	$986	$1,167	$1,120
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	5	13	(1)
Interest rate derivatives:
Unrealized loss arising during period	—	(30)	—
Reclassification adjustment for interest expense included in net income	3	1	—
Other comprehensive income (loss)	8	(16)	(1)
Comprehensive income	$994	$1,151	$1,119
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions, Except per Share Data)

	Common Stock		Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total
Balance at January 30, 2010	353	$4	$2,085	(46)	$(2,639)	$(36)	$8,181	$7,595
Comprehensive income (loss)	—	—	—	—	—	(1)	1,120	1,119
Stock options and awards	2	—	145	—	—	—	—	145
Net income tax impact from exercise of stock options	—	—	(5)	—	—	—	—	(5)
Treasury stock purchases	—	—	—	(18)	(1,004)	—	—	(1,004)
Balance at January 29, 2011	355	4	2,225	(64)	(3,643)	(37)	9,301	7,850
Comprehensive income (loss)	—	—	—	—	—	(16)	1,167	1,151
Stock options and awards	3	—	121	—	—	—	—	121
Net income tax impact from exercise of stock options	—	—	(7)	—	—	—	—	(7)
Dividends paid ($1.00 per common share)	—	—	—	—	2	—	(273)	(271)
Treasury stock purchases	—	—	—	(47)	(2,336)	—	—	(2,336)
Balance at January 28, 2012	358	4	2,339	(111)	(5,977)	(53)	10,195	6,508
Comprehensive income	—	—	—	—	—	8	986	994
Stock options and awards	2	—	123	—	—	—	—	123
Net income tax impact from exercise of stock options	—	—	(8)	—	—	—	—	(8)
Dividends paid ($1.28 per common share)	—	—	—	—	3	—	(303)	(300)
Treasury stock purchases	—	—	—	(27)	(1,269)	—	—	(1,269)
Balance at February 2, 2013	360	$4	$2,454	(138)	$(7,243)	$(45)	$10,878	$6,048
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	2012	2011	2010
Operating activities
Net income	$986	$1,167	$1,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	833	778	750
Share-based compensation	50	57	66
Excess tax benefits from share-based compensation	(4)	(2)	(3)
Deferred income taxes	(79)	144	39
Other non-cash revenues and expenses	29	39	36
Changes in operating assets and liabilities:
Merchandise inventories	(523)	(160)	(107)
Other current and long-term assets	(37)	(42)	(50)
Accounts payable	74	96	(50)
Accrued and other long-term liabilities	(60)	63	12
Income taxes	(4)	(1)	(63)
Net cash provided by operating activities	1,265	2,139	1,750
Investing activities
Acquisition of property and equipment	(785)	(927)	(801)
Sales of investments in auction rate securities	109	145	42
Other	16	(20)	2
Net cash used in investing activities	(660)	(802)	(757)
Financing activities
Treasury stock purchases	(1,293)	(2,311)	(1,004)
Dividends paid	(300)	(271)	—
Proceeds from issuance of debt	350	646	—
Deferred financing costs	(3)	(8)	—
Interest rate hedge payment	—	(48)	—
Long-term debt payments	—	(400)	—
Proceeds from financing obligations	12	14	27
Capital lease and financing obligation payments	(111)	(91)	(84)
Proceeds from stock option exercises	68	58	75
Excess tax benefits from share-based compensation	4	2	3
Net cash used in financing activities	(1,273)	(2,409)	(983)
Net decrease in cash and cash equivalents	(668)	(1,072)	10
Cash and cash equivalents at beginning of period	1,205	2,277	2,267
Cash and cash equivalents at end of period	$537	$1,205	$2,277
Supplemental information:
Interest paid, net of capitalized interest	$318	$297	$304
Income taxes paid	654	550	689
Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	$63	$79	$107
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies
Business
As of February 2, 2013, Kohl’s Corporation operated 1,146 family-oriented department stores and a website (www.Kohls.com) that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers. Our stores are located in 49 states.
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

Fiscal year	Ended	Number of Weeks
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52
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
Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $84 million at February 2, 2013 and $72 million at January 28, 2012.
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Property and Equipment
Property and equipment consist of the following:

	Feb 2, 2013	Jan 28, 2012
	(In Millions)
Land	$1,089	$1,081
Buildings and improvements:
Owned	7,575	7,318
Leased	1,820	1,792
Store fixtures and equipment	2,517	2,367
Computer hardware and software	849	700
Construction in progress	130	204
Total property and equipment	13,980	13,462
Less accumulated depreciation	(5,108)	(4,557)
	$8,872	$8,905
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

Long-Lived Assets
All property and equipment and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded in 2012, 2011, or 2010 as a result of the tests performed.
Accrued Liabilities
Accrued liabilities consist of the following:

	Feb 2, 2013	Jan 28, 2012
	(In Millions)
Various liabilities to customers	$275	$302
Payroll and related fringe benefits	101	202
Sales, property and use taxes	153	166
Accrued construction costs	65	105
Credit card liabilities	120	79
Other	272	293
	$986	$1,147
The various liabilities to customers include gift cards and merchandise return cards that have been issued but not presented for redemption.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
We have corrected the presentation of $17 million of deferred revenues that were previously recorded as a reduction to merchandise inventory as of January 28, 2012.
Self-Insurance
We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, and employee-related health care benefits, a portion of which is paid by our associates. Liabilities associated with these losses include estimates of both reported losses and losses incurred but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. The lifetime medical payment limit of $1.5 million per plan participant was eliminated on December 31, 2010. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits, excluding administrative expenses and before pre-funding, were approximately $100 million at February 2, 2013 and $94 million at January 28, 2012. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.
For our property portfolio, we are self-insured for the first $250,000 of the claim plus 15% of additional losses up to $30 million. Effective January 1, 2013, the deductible was reduced to 10% of additional losses up to $30 million.

Long-term Liabilities
Other long-term liabilities consist of the following:

	Feb 2, 2013	Jan 28, 2012
	(In Millions)
Property-related liabilities (straight-line rents and rent incentives)	$302	$285
Unrecognized tax benefits, including accrued interest and penalties	126	118
Other	84	57
	$512	$460
Treasury Stock
We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consists of the following:

	Unrealized Gains (Losses) on Investments	Loss on Interest Rate Derivatives	Accumulated Other Comprehensive Loss
	(In Millions)
Balance at January 29, 2011	$(37)	—	$(37)
Other comprehensive income (loss)	13	(29)	(16)
Balance at January 28, 2012	(24)	(29)	(53)
Other comprehensive income	5	3	8
Balance at February 2, 2013	$(19)	$(26)	$(45)

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

The tax effects of each component of other comprehensive income (loss) are as follows:

	2012	2011	2010
	(In Millions)
Unrealized gains (losses) on investments:
Before-tax amounts	$9	$21	$(2)
Tax (expense) benefit	(4)	(8)	1
After-tax amounts	5	13	(1)
Interest rate derivatives:
Before-tax amounts	5	(47)	—
Tax (expense) benefit	(2)	18	—
After-tax amounts	3	(29)	—
Other comprehensive income (loss)	$8	$(16)	$(1)

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

•      Costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense

•      Other administrative revenues and expenses

The classification of these expenses varies across the retail industry.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Vendor Allowances
We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates and promotion and advertising support. The vendor consideration is recorded as earned either as a reduction of inventory costs or Selling, General and Administrative (“SG&A”) expenses based on the application of Accounting Standards Codification (“ASC”) No. 605, Subtopic 50, “Customer Payments and Incentives.” Promotional and advertising allowances are intended to offset our advertising costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.
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

Advertising
Advertising costs, which include primarily television and radio broadcast, direct mail, digital, and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	2012	2011	2010
	(In Millions)
Gross advertising costs	$1,163	$1,123	$1,017
Vendor allowances	(170)	(161)	(148)
Net advertising costs	$993	$962	$869
Net advertising costs as a percent of net sales	5.2%	5.1%	4.7%

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
The information required to compute basic and diluted net income per share is as follows:

	2012	2011	2010
	(In Millions, Except per Share Data)
Numerator—net income	$986	$1,167	$1,120
Denominator—weighted average shares
Basic	235	270	304
Impact of dilutive employee stock options (a)	2	1	2
Diluted	237	271	306
Net income per share:
Basic	$4.19	$4.33	$3.69
Diluted	$4.17	$4.30	$3.66

(a)	Excludes 14 million options for 2012, 11 million options for 2011 and 8 million options for 2010 as the impact of such options was antidilutive.

Share-Based Awards
Stock-based compensation expense, including stock options and nonvested stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

2. Debt
Long-term debt consists of the following non-callable and unsecured senior debt:

	February 2, 2013		January 28, 2012
Maturing	Effective Rate	Out- standing	Effective Rate	Out- standing
	(Dollars in Millions)
2017	6.31%	$650	6.31%	$650
2021	4.81%	650	4.81%	650
2023	3.25%	350	—	—
2029	7.36%	200	7.36%	200
2033	6.05%	300	6.05%	300
2037	6.89%	350	6.89%	350
Total senior debt	5.63%	2,500	6.01%	2,150
Unamortized debt discount		(8)		(9)
Long-term debt		$2,492		$2,141
In September 2012, we issued $350 million of 3.25% notes with semi-annual interest payments beginning February 2013. The notes mature on February 1, 2023.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt (continued)

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
We have various facilities upon which we may draw funds, including a five-year, $1 billion senior unsecured revolving credit facility which we entered into in June 2011. The credit facility includes 16 lenders which have each committed between $30 million and $110 million. We also have a demand note with availability of $30 million. There were no draws on these facilities during 2012 or 2011.
Our debt agreements contain various covenants including limitations on additional indebtedness and certain financial tests. As of February 2, 2013, we were in compliance with all covenants of the debt agreements.
We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $76 million at February 2, 2013, issued under uncommitted lines with two banks.

3. Fair Value Measurements
ASC No. 820, “Fair Value Measurements and Disclosures,” requires fair value measurements be classified and disclosed in one of the following pricing categories:

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

Our long-term investments consist primarily of investments in auction rate securities (“ARS”). The par value of our long-term investments was $84 million as of February 2, 2013 and $193 million as of January 28, 2012. The estimated fair value of these securities was $53 million as of February 2, 2013 and $153 million as of January 28, 2012.

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

Unobservable inputs include expected redemption date and discount rate. We assumed a seven-year redemption period in valuing our ARS. We intend to hold our ARS until maturity or until we can liquidate them at par value. Based on our other sources of income, we do not believe we will be required to sell them before recovery of par value. In some cases, holding the security until recovery may mean until maturity, which ranges from 2037 to 2039. The discount rate was calculated using the closest match available for other insured asset backed securities. Discount rates ranged from 8.13% to 10.83%. The weighted-average discount rate was 9.12%. A market failure scenario was employed as recent successful auctions of these securities were very limited. Assuming a longer redemption period and a higher discount rate would result in a lower fair market value. Similarly, assuming a shorter redemption period and a lower discount rate would result in a higher fair market value.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Fair Value Measurements (continued)

The following table presents a rollforward of our long-term investments:

	2012	2011
	(In Millions)
Balance at beginning of year	$153	$277
Sales	(109)	(145)
Unrealized gains	9	21
Balance at end of year	$53	$153
Our senior debt is classified as a Level 1 pricing category and had an estimated fair market value of $2.7 billion at February 2, 2013 and $2.4 billion at January 28, 2012.
4. Lease Commitments
Rent expense charged to operations was $265 million for both 2012 and 2011 and $264 million for 2010. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.
Future minimum lease payments at February 2, 2013 are as follows:

	Capital Lease and Financing Obligations	Operating Leases
	(In Millions)
Fiscal year:
2013	$294	$243
2014	276	243
2015	258	242
2016	255	239
2017	245	236
Thereafter	3,201	5,037
	4,529	$6,240
Non-cash gain on future sale of property	465
Amount representing interest	(2,933)
Present value of lease payments	$2,061

5. Benefit Plans
We have an Employee Stock Ownership Plan (“ESOP”) for the benefit of a group of our non-management associates. Contributions are made at the discretion of the Board of Directors. ESOP expenses totaled $13 million for 2012, $21 million for 2011 and $20 million for 2010. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.
We also have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 100% of their base compensation, subject to certain statutory limits. We match 100% of the first 5% of each participant’s contribution. Defined contribution plan expense, net of forfeitures, was $39 million for 2012, $36 million for 2011 and $34 million for 2010.
We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested. The expense for 2012, 2011, and 2010 was immaterial.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes
Deferred income taxes consist of the following:

	Feb 2, 2013	Jan 28, 2012
	(In Millions)
Deferred tax liabilities:
Property and equipment	$1,405	$1,480
Deferred tax assets:
Merchandise inventories	23	19
Accrued and other liabilities, including stock options	217	213
Capital lease and financing obligations	810	823
Accrued step rent liability	86	78
Unrealized loss on investments	12	15
Unrealized loss on interest rate swap	17	18
	1,165	1,166
Net deferred tax liability	$240	$314
We have corrected the presentation of $37 million of short-term deferred tax assets that were previously recorded as long-term deferred tax liabilities as of January 28, 2012.
The components of the provision for income taxes are as follows:

	2012	2011	2010
	(In Millions)
Current federal	$590	$497	$561
Current state	60	60	69
Deferred federal	(66)	124	35
Deferred state	(9)	11	3
	$575	$692	$668

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2012	2011	2010
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.7	2.7
Tax-exempt interest income	(0.1)	—	(0.3)
Federal HIRE Act tax credit	—	(0.4)	—
Other Federal tax credits	(0.3)	(0.1)	—
Provision for income taxes	36.8%	37.2%	37.4%
We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2008 through 2012 tax years. State returns subject to examination vary depending upon the state. Generally, the 2009 through 2012 tax years are subject to state examination; however, in some instances, earlier periods are presently being audited. The earliest open period is 2003. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (continued)
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2012	2011
	(In Millions)
Balance at beginning of year	$101	$96
Increases due to:
Tax positions taken in prior years	1	8
Tax positions taken in current year	22	24
Decreases due to:
Tax positions taken in prior years	(9)	(9)
Settlements with taxing authorities	(1)	(12)
Lapse of applicable statute of limitations	(6)	(6)
Balance at end of year	$108	$101
Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $18 million at February 2, 2013 and $17 million at January 28, 2012. Interest and penalty expense was $1 million for 2012 and $4 million for 2011.
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $75 million as of February 2, 2013 and $69 million as of January 28, 2012.
It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

7. Stock-Based Compensation
We currently grant share-based compensation pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock and options to purchase shares of our common stock, to officers, key employees and directors. As of February 2, 2013, there were 18.5 million shares authorized and 13.9 million shares available for grant under the 2010 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.
Annual grants of stock options and nonvested stock are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year. We also have outstanding options which were granted under previous compensation plans.
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)
All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions as of the grant date:

	2012	2011	2010
Dividend yield	2.6%	1.8%	—
Volatility	33.7%	33.1%	33.5%
Risk-free interest rate	1.0%	2.0%	2.3%
Expected life in years	5.5	5.5	5.5
Weighted average fair value at grant date	$11.79	$14.54	$19.07
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
The following table summarizes our stock option activity for 2012, 2011, and 2010:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	16,564	$53.41	17,869	$53.17	19,848	$52.10
Granted	1,458	49.00	1,056	52.60	656	54.56
Exercised	(1,718)	40.01	(1,349)	43.12	(1,848)	40.46
Forfeited/expired	(1,092)	60.93	(1,012)	62.07	(787)	57.25
Balance at end of year	15,212	$53.96	16,564	$53.41	17,869	$53.17
The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $20 million in 2012, $16 million in 2011 and $25 million in 2010.
Additional information related to stock options outstanding and exercisable at February 2, 2013, segregated by exercise price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
$ 17.00 – $ 35.50	1,027	1.7	$31.87	1,019	1.7	31.89
$ 35.51 – $ 38.30	86	2.7	37.42	75	2.7	37.55
$ 38.31 – $ 41.63	1,478	3.2	41.58	760	3.3	41.53
$ 41.64 – $ 45.57	1,154	2.9	43.23	1,022	2.4	43.13
$ 45.58 – $ 50.37	2,738	5.8	48.33	1,622	5.7	48.26
$ 50.38 – $ 51.81	2,045	2.7	51.32	1,752	2.1	51.34
$ 51.82 – $ 66.25	3,415	3.9	57.36	2,293	3.4	58.99
$ 66.26 – $ 75.90	1,109	3.1	68.73	1,109	3.1	68.73
$ 75.91 – $ 77.62	2,160	1.1	75.98	2,160	1.1	75.98
	15,212	3.3	$53.96	11,812	2.8	55.44
Intrinsic value (in thousands)	$25,033			$21,368

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)
The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on February 2, 2013 ($46.01) over the exercise price multiplied by the applicable number of stock options.
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

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends, for 2012, 2011, and 2010:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	1,946	$51.11	1,116	$49.30	883	$45.44
Granted	1,038	48.86	1,198	52.34	498	55.24
Vested	(492)	49.77	(308)	49.28	(219)	47.52
Forfeited	(169)	50.04	(60)	51.31	(46)	47.75
Balance at end of year	2,323	$50.47	1,946	$51.11	1,116	$49.30
The aggregate fair value of awards at the time of vesting was $24 million in 2012, $16 million in 2011 and $12 million in 2011.
Other required disclosures
Stock-based compensation expense for both stock options and nonvested stock awards is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $50 million for 2012, $57 million for 2011 and $66 million for 2010. At February 2, 2013, we had approximately $152 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted-average period of 3.2 years.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Contingencies

At any time, we may be subject to investigations, legal proceedings, or claims related to the on-going operation of our business, including claims both by and against us. Such proceedings typically involve claims related to various forms of liability, contract disputes, allegations of violations of laws or regulations or other actions brought by us or others including our employees, consumers, competitors, suppliers or governmental agencies. We routinely assess the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. We establish accruals for our potential exposure, as appropriate, for significant claims against us when losses become probable and reasonably estimable. Where we are able to reasonably estimate a range of potential losses relating to significant matters, we record the amount within that range that constitutes our best estimate. We also disclose the nature of and range of loss for claims against us when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or other factors beyond our control.

9. Quarterly Financial Information (Unaudited)

Each quarterly period below was a 13-week accounting period, with the exception of the fourth quarter of 2012, which was a 14-week period.

	2012
	First	Second	Third	Fourth
	(In Millions, Except per Share Data)
Net sales	$4,243	$4,205	$4,490	$6,342
Gross margin	$1,524	$1,642	$1,712	$2,112
Net income	$154	$240	$215	$378
Basic shares	243	238	233	227
Basic net income per share	$0.63	$1.01	$0.92	$1.66
Diluted shares	245	239	235	228
Diluted net income per share	$0.63	$1.00	$0.91	$1.66

	2011
	First	Second	Third	Fourth
	(In Millions, Except per Share Data)
Net sales	$4,162	$4,248	$4,376	$6,018
Gross margin	$1,586	$1,728	$1,688	$2,177
Net income	$201	$299	$211	$455
Basic shares	288	276	264	251
Basic net income per share	$0.70	$1.08	$0.80	$1.82
Diluted shares	290	278	265	252
Diluted net income per share	$0.69	$1.08	$0.80	$1.81
Due to changes in stock prices during the year and timing of issuance of shares, the sum of quarterly net income per share may not equal the annual net income per share.
10. Related Party Transactions
One of our directors is also a shareholder of a law firm which performs legal services for us.
We have agreements with Blackhawk Network, Inc. (“Blackhawk”) pursuant to which Blackhawk distributes our prepaid gift cards for sale in various retail outlets and to which we sell prepaid gift cards for other retailers in our stores. We pay Blackhawk a fee for Kohl’s gift cards which are sold at other retailers and we receive a fee for selling gift cards for other retailers in our stores. Blackhawk is a subsidiary of Safeway Inc. (“Safeway”) and one of our directors is Chairman and Chief Executive Officer of Safeway. This director also holds a small minority ownership interest in Blackhawk. The Blackhawk agreements were entered into in the ordinary course of our business, and our director was not involved in any negotiations. Blackhawk is a leading provider of gift card marketing services in the retail industry, and Safeway has confirmed that the terms of our agreements with Blackhawk are substantially similar to the terms of Blackhawk’s agreements with other similarly situated national retailers.