Form 10-Q
period 2013-05-04
KOHLS Corp
filed 2013-06-07
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to _________

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 1, 2013 Common Stock, Par Value $0.01 per Share, 221,470,296 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	May 4, 2013	February 2, 2013	April 28, 2012
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$518	$537	$1,029
Merchandise inventories	3,961	3,748	3,454
Deferred income taxes	138	122	119
Other	294	312	277
Total current assets	4,911	4,719	4,879
Property and equipment, net	8,822	8,872	8,961
Long-term investments	58	53	156
Other assets	259	261	266
Total assets	$14,050	$13,905	$14,262

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,452	$1,307	$1,609
Accrued liabilities	1,023	986	1,132
Income taxes payable	117	137	80
Current portion of capital lease and financing obligations	107	105	98
Total current liabilities	2,699	2,535	2,919
Long-term debt	2,492	2,492	2,141
Capital lease and financing obligations	1,938	1,956	2,008
Deferred income taxes	368	362	421
Other long-term liabilities	532	512	473
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,463	2,454	2,359
Treasury stock, at cost	(7,354)	(7,243)	(6,284)
Accumulated other comprehensive loss	(40)	(45)	(50)
Retained earnings	10,948	10,878	10,271
Total shareholders’ equity	6,021	6,048	6,300
Total liabilities and shareholders’ equity	$14,050	$13,905	$14,262
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net sales	$4,199	$4,243
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,671	2,719
Gross margin	1,528	1,524
Operating expenses:
Selling, general, and administrative	997	1,002
Depreciation and amortization	214	201
Operating income	317	321
Interest expense, net	83	82
Income before income taxes	234	239
Provision for income taxes	87	85
Net income	$147	$154

Net income per share:
Basic	$0.66	$0.63
Diluted	$0.66	$0.63

Dividends declared and paid per share	$0.35	$0.32
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended
	May 4, 2013	April 28, 2012
Net income	$147	$154
Other comprehensive income, net of tax:
Unrealized gains on investments	4	2
Reclassification adjustment for interest expense on interest rate derivative included in net income	1	1
Other comprehensive income	5	3
Comprehensive income	$152	$157
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2013	360	$4	$2,454	(138)	$(7,243)	$(45)	$10,878	$6,048
Comprehensive income	—	—	—	—	—	5	147	152
Stock options and awards	1	—	18	—	—	—	—	18
Net income tax impact from stock-based compensation	—	—	(9)	—	—	—	—	(9)
Dividends paid ($0.35 per common share)	—	—	—	—	1	—	(77)	(76)
Treasury stock purchases	—	—	—	(2)	(112)	—	—	(112)
Balance at May 4, 2013	361	$4	$2,463	(140)	$(7,354)	$(40)	$10,948	$6,021
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	May 4, 2013	April 28, 2012
Operating activities
Net income	$147	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	201
Share-based compensation	9	12
Excess tax benefits from share-based compensation	(1)	(1)
Deferred income taxes	(13)	(14)
Other non-cash revenues and expenses	11	(1)
Changes in operating assets and liabilities:
Merchandise inventories	(210)	(236)
Other current and long-term assets	21	17
Accounts payable	145	376
Accrued and other long-term liabilities	11	(37)
Income taxes	(29)	(54)
Net cash provided by operating activities	305	417
Investing activities
Acquisition of property and equipment	(135)	(177)
Sales of investments in auction rate securities	1	1
Other	11	—
Net cash used in investing activities	(123)	(176)
Financing activities
Treasury stock purchases	(109)	(325)
Dividends paid	(77)	(77)
Proceeds from financing obligations	—	3
Capital lease and financing obligation payments	(24)	(27)
Proceeds from stock option exercises	8	8
Excess tax benefits from share-based compensation	1	1
Net cash used in financing activities	(201)	(417)
Net decrease in cash and cash equivalents	(19)	(176)
Cash and cash equivalents at beginning of period	537	1,205
Cash and cash equivalents at end of period	$518	$1,029
Supplemental information:
Interest paid, net of capitalized interest	$61	$52
Income taxes paid	128	155
Non-Cash Investing and Financing Activities
Property and equipment acquired through additional liabilities	$23	$27
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Form 10-K for the fiscal year ended February 2, 2013 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on March 22, 2013.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new stores.
We operate as a single business unit.
To conform to the current year presentations, we have corrected the presentation of $30 million of deferred revenues that were previously recorded as a reduction to merchandise inventory as of April 28, 2012.

2. Debt
Long-term debt consists of the following non-callable and unsecured senior debt:

	May 4, 2013 and February 2, 2013		April 28, 2012
Maturing	Effective Rate	Out- standing	Effective Rate	Out- standing
	(Dollars in Millions)
2017	6.31%	$650	6.31%	$650
2021	4.81%	650	4.81%	650
2023	3.25%	350	—	—
2029	7.36%	200	7.36%	200
2033	6.05%	300	6.05%	300
2037	6.89%	350	6.89%	350
Total senior debt	5.63%	2,500	6.01%	2,150
Unamortized debt discount		(8)		(9)
Long-term debt		$2,492		$2,141

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial instruments:

		May 4, 2013		February 2, 2013		April 28, 2012
	Pricing Category	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
		(In Millions)
Cash and cash equivalents	Level 1	$518	$518	$537	$537	$1,029	$1,029
Long-term investments	Level 3	83	58	84	53	192	156
Debt	Level 1	2,492	2,802	2,492	2,702	2,141	2,435

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

Unobservable inputs include expected redemption date and discount rate. We assumed a seven-year redemption period in valuing our ARS. We intend to hold our ARS until maturity or until we can liquidate them at par value. Based on our other sources of income, we do not believe we will be required to sell them before recovery of par value. In some cases, holding the security until recovery may mean until maturity, which ranges from 2037 to 2039. The discount rate was calculated using the closest match available for other insured asset backed securities. Discount rates ranged from 6.57% to 9.47%. The weighted-average discount rate was 7.64%. A market failure scenario was employed as recent successful auctions of these securities were very limited. Assuming a longer redemption period and a higher discount rate would result in a lower fair market value. Similarly, assuming a shorter redemption period and a lower discount rate would result in a higher fair market value.

The following table presents a rollforward of our long-term investments:

	May 4, 2013	April 28, 2012
	(In Millions)
Balance at beginning of year	$53	$153
Sales	(1)	(1)
Unrealized gains	6	4
Balance at end of period	$58	$156

4. Stock-Based Compensation
The following table summarizes our stock-based compensation expense:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(In Millions)
Stock options	$3	$5
Restricted shares	6	7
Total stock-based compensation expense	$9	$12

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation grants:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(In Thousands)
Stock options granted	414	916
Restricted shares, excluding shares earned in lieu of cash dividends, granted	654	731
Total stock-based compensation grants	1,068	1,647
Weighted average fair value at grant date:
Stock options	$10.18	$11.80
Restricted shares	$46.39	$48.60

5. Contingencies

We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended
	May 4, 2013	April 28, 2012
	(In Millions)
Numerator—Net income	$147	$154
Denominator—Weighted average shares:
Basic	222	243
Impact of dilutive employee stock options	1	2
Diluted	223	245
Antidilutive shares	12	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the first quarter” are for the 13-week fiscal periods ended May 4, 2013 and April 28, 2012.
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2012 Annual Report on Form 10-K (our “2012 Form 10-K”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2012 Form 10-K (particularly in “Risk Factors”).

Executive Summary

Total sales for the quarter decreased 1.0% and comparable store sales decreased 1.9% from the first quarter of 2012. The decrease in comparable store sales reflects lower selling prices per unit and fewer transactions, partially offset by higher units per transaction. E-Commerce revenues increased 31% and contributed 210 basis points to our comparable store sales.

Despite lower sales, our diluted earnings per share increased 5% to $0.66 in the first quarter of 2013. Net income was $147 million for the current year quarter and $154 million ($0.63 per diluted share) in the prior year quarter. Partially offsetting the lower sales were a 47 basis point increase in gross margin as a percent of sales and strong expense management.

We operated 1,155 stores as of May 4, 2013 and 1,134 stores as of April 28, 2012. We opened nine new stores during the first quarter of 2013 and plan to open three more stores in the Fall season. Additionally, we plan to remodel 30 stores in the Fall season.
Results of Operations
Net sales.
Net sales decreased $44 million, or 1.0%, to $4.2 billion in the first quarter of 2013. On a comparable store basis, sales decreased 1.9% for the quarter. We define comparable store sales as sales from stores (including relocated and remodeled stores) open throughout the full current and prior fiscal periods and from E-Commerce.
The following table summarizes the changes in sales during the quarter:

	$	%
	(Dollars in Millions)
Comparable store sales:
Stores	$(160)	(4.0)%
E-Commerce	78	31.2
Total	(82)	(1.9)
New stores and other revenues	38	—
Decrease in net sales	$(44)	(1.0)%

 Drivers of the changes in comparable store sales during the quarter were as follows:

Selling price per unit	(1.1)%
Units per transaction	2.4
Average transaction value	1.3
Number of transactions	(3.2)
Comparable store sales	(1.9)%

The decrease in selling price per unit was due to lower prices and higher penetration of clearance merchandise, partially offset by higher selling prices on regular-priced merchandise. Units per transaction increased during the quarter as customers purchased more items in response to the lower prices. The number of transactions declined, primarily as weather negatively impacted customer visits early in the quarter.

Sales in the Midwest, Mid-Atlantic and Northeast, which are our most weather-sensitive regions, were negatively impacted by colder than normal temperatures in the early months of the quarter. When the weather normalized, we saw notable sales improvements in these regions. The West was the strongest region and was the only region which reported a positive comparable sales increase during the quarter. The Midwest, Northeast, Southeast and South Central regions all reported mid-single digit decreases and the Mid-Atlantic region reported a high-single digit decrease in comparable store sales.

E-Commerce revenue increased 31% to $330 million for the quarter. The increase is primarily due to increased transactions. The increases are the result of our investments in this business including digital marketing to drive traffic to the site and the availability of additional merchandise offerings.
By line of business, all categories reported modest sales declines. Increased sales in basics and other non-seasonal merchandise were more than offset by lower sales in seasonal merchandise categories. Home, Accessories and Footwear reported sales declines that were better than the company average. Home reported strong sales in electrics and luggage. In the Footwear business, athletic shoes reported the largest sales increase. Bath & beauty, watches and sterling silver jewelry reported the largest sales increases in the Accessories business. Sales declines in the Women's business were consistent with the company average. In Women's, the active and fitness category reported the largest sales increase. Sales in the Men's and Children's businesses decreased more than the company average. In Men's, the tailored and dress category reported the strongest sales. Children's reported consistent sales decreases across all apparel categories.

Gross margin.

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

Gross margin increased $4 million to $1.5 billion for the quarter. The following table summarizes gross margin as a percent of sales by channel:

	Stores	E-Commerce	Total
2013
Merchandise margin	37.1%	36.6%	37.0%
Shipping impact	—	(8.1)	(0.6)
Gross margin	37.1%	28.5%	36.4%

2012
Merchandise margin	36.5%	35.8%	36.5%
Shipping impact	—	(9.2)	(0.6)
Gross margin	36.5%	26.6%	35.9%

Increase (Decrease)
Merchandise margin	57 bp	76 bp	57 bp
Shipping impact	—	108	(10)
Gross margin	57 bp	184 bp	47 bp

The following table summarizes the drivers of the changes in gross margin as a percent of sales:

Merchandise margin:
Stores	52	bp
E-Commerce	5
E-Commerce shipping	(10)
Total increase	47	bp
The increases in merchandise margin reflect lower costs and reduced inventory shortage. The decrease in gross margin attributable to E-Commerce shipping is due to growth in this business, partially offset by lower shipping losses. E-Commerce decreased our gross margin rate by approximately 70 basis points for the quarter. Our E-Commerce business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or related shipping promotions. As our E-Commerce business grows, it also has a more significant impact on our overall gross margin results.
Selling, general and administrative expenses.

			Decrease
	2013	2012	$	%
	(Dollars in Millions)
Selling, general, and administrative expenses	$997	$1,002	$(5)	(1)%
As a percent of net sales	23.7%	23.6%
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
SG&A decreased $5 million, or 1%, for the quarter. The decrease in SG&A reflects lower store payroll, remodel costs and marketing expenses and higher net revenues from our credit card operations. These decreases were partially offset by higher distribution center, information technology ("IT") and fixed store costs. SG&A as a percent of sales increased, or "deleveraged," by approximately 10 basis points for the quarter.
Store payroll costs continued to be well-managed despite volatility in our sales during the quarter. Remodel costs declined as all 2013 remodels will occur in the Fall. Rent-related and other fixed store costs deleveraged due to the lower than planned sales.
Advertising reported significant leverage during the quarter, primarily due to temporary reductions in spending as we refocus our spending to increase the impact of our marketing investments.
Distribution centers did not leverage during the period due to growth in our E-Commerce business. IT costs also did not leverage due to continued investments in our technology infrastructure. We continue to improve our efficiency in E-Commerce fulfillment which reported significant leverage as a percent of E-Commerce sales.

Net revenues from our credit card operations increased approximately $10 million for the quarter. The increase was the result of higher finance charge revenues due to higher average receivables and higher late fees due to growth in the portfolio. Offsetting these increases were higher costs associated with a new credit card servicing platform.

Other Expenses.

			Increase
	2013	2012	$	%
	(Dollars in Millions)
Depreciation and amortization	$214	$201	$13	6%
Interest expense, net	83	82	1	1%
Provision for income taxes	87	85	2	2%
Effective tax rate	37.0%	35.5%
The increase in depreciation and amortization is primarily due to technology investments across the company. The increase in interest expense is primarily due to the September 2012 debt issuance. The increase in the effective tax rate for the quarter was primarily due to favorable settlements of state tax audits during the first quarter of 2012.
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

Financial Condition and Liquidity
Our primary ongoing cash requirements are for capital expenditures for new stores, remodels and IT spending and for seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently other significant usages of cash. These payments are discretionary and can be discontinued at any time should we require cash for other uses. Our primary sources of funds are cash flows provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. Seasonal cash needs may be met by cash on hand and/or the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase (Decrease) in Cash
	2013	2012	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$305	$417	$(112)	(27)%
Investing activities	(123)	(176)	53	30%
Financing activities	(201)	(417)	216	52%
Operating Activities. Operating activities generated $305 million of cash in 2013, compared to $417 million in 2012.
Merchandise inventory, excluding E-Commerce, increased 10% over April 28, 2012 to $3.2 million per store as we increased inventory during 2013 to more normalized levels. Accounts payable as a percent of inventory was 36.7% at May 4, 2013, compared to 46.6% at April 28, 2012. The decrease is primarily due to inventory turn deterioration and lower accounts payable balances, as we reduced our receipts at the end of the quarter in reaction to slower seasonal sales at the beginning of the quarter.
Investing Activities. Net cash used in investing activities reflects a $42 million decrease in capital spending primarily due to fewer remodels and new stores, partially offset by higher technology spending.
Financing Activities. Financing activities used cash of $201 million in 2013 and $417 million in 2012.

We paid cash for treasury stock purchases of $109 million in 2013 and $325 million in 2012.

We paid cash dividends of $77 million in both 2013 and 2012. On May 15, 2013, our board of directors declared a quarterly cash dividend of $0.35 per common share. The dividend is payable June 26, 2013 to shareholders of record at the close of business on June 12, 2013.

Free Cash Flow.  We generated free cash flow of $146 million in 2013 compared to $216 million in 2012. The decrease is primarily due to lower cash from operating activities, partially offset by lower capital expenditures, as discussed in more detail above. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2013	2012
	(In Millions)
Net cash provided by operating activities	$305	$417
Acquisition of property & equipment	(135)	(177)
Capital lease & financing obligation payments	(24)	(27)
Proceeds from financing obligations	—	3
Free cash flow	$146	$216

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	May 4, 2013	April 28, 2012
Liquidity Ratios:
Working capital (In Millions)	$2,212	$1,960
Current ratio	1.82	1.67
Debt/capitalization	43.0%	40.3%

The increases in working capital and the current ratio as of May 4, 2013 compared to April 28, 2012 are due to higher inventory levels and lower accounts payable and accrued liabilities, partially offset by lower cash balances. The increase in the debt/capitalization ratio reflects the issuance of $350 million of debt in September 2012 and lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of May 4, 2013, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2013.

(Dollars in Millions)
Total Debt	$4,545
Permitted Exclusions	(8)

Subtotal	4,537
Rent x 8	2,162

Included Indebtedness	$6,699

Net Worth	$6,021
Investments (accounted for under equity method)	—

Subtotal	6,021
Included Indebtedness	6,699

Capitalization	$12,720

Leverage Ratio (a)	0.53
Maximum permitted Leverage Ratio	0.70
(a) Included Indebtedness divided by Capitalization

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2012 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of May 4, 2013. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2012 Form 10-K.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no significant changes in our risk factors from those described in our 2012 Form 10-K.
Forward-looking Statements
This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our 2012 Form 10-K, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our 2012 Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended May 4, 2013 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended May 4, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
February 3 – March 2, 2013	24,966	$46.31	—	$3,121
March 3 – April 6, 2013	1,928,686	46.94	1,778,039	3,037
April 7 – May 4, 2013	421,542	47.41	420,132	3,017
Total	2,375,194	$47.01	2,198,171	$3,017

Exhibit Number	Description
10.1	Offer letter dated as of May 17, 2013 by and between Michelle Gass and Kohl's Department Stores, Inc.

10.2	Agreement dated as of May 20, 2013 by and between John Worthington and Kohl's Department Stores, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	June 7, 2013	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)