Form 10-Q
period 2013-08-03
KOHLS Corp
filed 2013-09-04
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 31, 2013 Common Stock, Par Value $0.01 per Share, 217,185,846 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	August 3, 2013	February 2, 2013	July 28, 2012
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$592	$537	$600
Merchandise inventories	3,856	3,748	3,521
Deferred income taxes	150	122	109
Other	284	312	260
Total current assets	4,882	4,719	4,490
Property and equipment, net	8,891	8,872	9,010
Long-term investments	58	53	102
Other assets	266	261	254
Total assets	$14,097	$13,905	$13,856

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,396	$1,307	$1,531
Accrued liabilities	1,065	986	1,001
Income taxes payable	75	137	24
Current portion of capital lease and financing obligations	147	105	94
Total current liabilities	2,683	2,535	2,650
Long-term debt	2,492	2,492	2,141
Capital lease and financing obligations	1,948	1,956	1,997
Deferred income taxes	381	362	411
Other long-term liabilities	540	512	469
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,516	2,454	2,381
Treasury stock, at cost	(7,531)	(7,243)	(6,580)
Accumulated other comprehensive loss	(39)	(45)	(51)
Retained earnings	11,103	10,878	10,434
Total shareholders’ equity	6,053	6,048	6,188
Total liabilities and shareholders’ equity	$14,097	$13,905	$13,856
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$4,289	$4,205	$8,488	$8,447
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,613	2,563	5,284	5,281
Gross margin	1,676	1,642	3,204	3,166
Operating expenses:
Selling, general, and administrative	1,000	975	1,997	1,977
Depreciation and amortization	225	210	439	411
Operating income	451	457	768	778
Interest expense, net	84	80	167	162
Income before income taxes	367	377	601	616
Provision for income taxes	136	137	223	222
Net income	$231	$240	$378	$394

Net income per share:
Basic	$1.05	$1.01	$1.71	$1.64
Diluted	$1.04	$1.00	$1.70	$1.63

Dividends declared and paid per share	$0.35	$0.32	$0.70	$0.64
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$231	$240	$378	$394
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	—	(2)	4	—
Reclassification adjustment for interest expense on interest rate derivative included in net income	1	1	2	2
Other comprehensive income (loss)	1	(1)	6	2
Comprehensive income	$232	$239	$384	$396
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2013	360	$4	$2,454	(138)	$(7,243)	$(45)	$10,878	$6,048
Comprehensive income	—	—	—	—	—	6	378	384
Stock options and awards	2	—	74	—	—	—	—	74
Net income tax impact from stock-based compensation	—	—	(12)	—	—	—	—	(12)
Dividends paid ($0.70 per common share)	—	—	—	—	2	—	(153)	(151)
Treasury stock purchases	—	—	—	(6)	(290)	—	—	(290)
Balance at August 3, 2013	362	$4	$2,516	(144)	$(7,531)	$(39)	$11,103	$6,053
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	August 3, 2013	July 28, 2012
Operating activities
Net income	$378	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	439	411
Share-based compensation	27	24
Excess tax benefits from share-based compensation	(2)	(3)
Deferred income taxes	(12)	(13)
Other non-cash revenues and expenses	18	8
Changes in operating assets and liabilities:
Merchandise inventories	(103)	(300)
Other current and long-term assets	22	40
Accounts payable	89	298
Accrued and other long-term liabilities	(20)	(166)
Income taxes	(74)	(111)
Net cash provided by operating activities	762	582
Investing activities
Acquisition of property and equipment	(284)	(429)
Sales of investments in auction rate securities	1	51
Other	13	2
Net cash used in investing activities	(270)	(376)
Financing activities
Treasury stock purchases	(279)	(623)
Dividends paid	(153)	(153)
Proceeds from financing obligations	—	4
Capital lease and financing obligation payments	(52)	(61)
Proceeds from stock option exercises	46	19
Excess tax benefits from share-based compensation	2	3
Deferred financing costs	(1)	—
Net cash used in financing activities	(437)	(811)
Net increase (decrease) in cash and cash equivalents	55	(605)
Cash and cash equivalents at beginning of period	537	1,205
Cash and cash equivalents at end of period	$592	$600
Supplemental information:
Interest paid, net of capitalized interest	$162	$160
Income taxes paid	308	347
Non-Cash Investing and Financing Activities
Property and equipment acquired through additional liabilities	$100	$42
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on March 22, 2013.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new stores.
We operate as a single business unit.
To conform to the current year presentations, we have corrected the presentation of $27 million of deferred revenues that were previously recorded as a reduction to merchandise inventory as of July 28, 2012.

2. Debt
Long-term debt consists of the following non-callable and unsecured senior debt:

	August 3, 2013 and February 2, 2013		July 28, 2012
Maturing	Effective Rate	Out- standing	Effective Rate	Out- standing
	(Dollars in Millions)
2017	6.31%	$650	6.31%	$650
2021	4.81%	650	4.81%	650
2023	3.25%	350	—	—
2029	7.36%	200	7.36%	200
2033	6.05%	300	6.05%	300
2037	6.89%	350	6.89%	350
Total senior debt	5.63%	2,500	6.01%	2,150
Unamortized debt discount		(8)		(9)
Long-term debt		$2,492		$2,141

During the quarter, we amended the $1 billion revolving line of credit that we finalized in June 2011. The amendment extended the remaining term from June 2016 to June 2018 and changed the debt ratio covenant.

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial instruments:

		August 3, 2013		February 2, 2013		July 28, 2012
	Pricing Category	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
		(In Millions)
Cash and cash equivalents	Level 1	$592	$592	$537	$537	$600	$600
Long-term investments	Level 3	83	58	84	53	142	102
Debt	Level 1	2,492	2,663	2,492	2,702	2,141	2,511

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

The following table presents a rollforward of our long-term investments:

	Six Months Ended
	August 3, 2013	July 28, 2012
	(In Millions)
Balance at beginning of year	$53	$153
Sales	(1)	(51)
Unrealized gains	6	—
Balance at end of period	$58	$102

4. Stock-Based Compensation
The following table summarizes our stock-based compensation expense:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In Millions)
Stock options	$6	$5	$9	$10
Restricted shares	12	7	18	14
Total stock-based compensation expense	$18	$12	$27	$24

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation grants:

	Six Months Ended
	August 3, 2013	July 28, 2012
	(In Thousands)
Stock options granted	489	1,135
Restricted shares, excluding shares earned in lieu of cash dividends, granted	859	799
Total stock-based compensation grants	1,348	1,934
Weighted average fair value at grant date:
Stock options	$10.37	$11.64
Restricted shares	$47.91	$48.36

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In Millions)
Numerator—Net income	$231	$240	$378	$394
Denominator—Weighted average shares:
Basic	220	238	221	240
Impact of dilutive employee stock options	2	1	1	2
Diluted	222	239	222	242
Antidilutive shares	9	13	12	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the second quarter” are for the 13-week fiscal periods ended August 3, 2013 and July 28, 2012 and all references to "year to date" are for the 26-week fiscal periods ended August 3, 2013 and July 28, 2012.
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

Executive Summary

As of August 3, 2013, we operated 1,155 family-oriented department stores and a website (www.Kohls.com) that sell moderately priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our product offerings include quality private and exclusive brands which are found “Only at Kohl’s” as well as national brands which appeal to classic, modern classic and contemporary customers. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
The following table summarizes our results for the quarter and year to date:

	Quarter	Year to Date
	(Dollars in Millions)
Net sales	$4,289	$8,488
Net sales increase	2.0%	0.5%
Comparable store sales increase (decrease)	0.9%	(0.5)%
Gross margin as a percent of net sales	39.1%	37.7%
Selling, general and administrative expenses	$1,000	$1,997
Net income	$231	$378
Net earnings per diluted share	$1.04	$1.70
Shares repurchased (In Millions)	3.4	5.5
Treasury stock purchases	$170	$279
Our main business objective is to profitably increase sales. In order to increase sales, we believe that we need to continue to improve the quality of our merchandise and to offer items at great value. We are pleased with the progress we have made in these areas, but believe that we need to continue to progress in order to increase transactions per store, which is our primary sales driver.

After a successful pilot in Texas during the second quarter, we expect to expand our loyalty program to California in the third quarter. The loyalty program allows enrolled customers to earn various rewards or discounts based upon the volume of their purchases. We continue to review the results of these pilots and modify earning thresholds, redemption time frames, in-store communication and other elements of the program. We believe that over the long-term the loyalty program could be a powerful tool to increase customer traffic and sales.

Our marketing remains focused on the great values that Kohl's offers, but also has an increased emphasis on the various brands that we offer. This includes both our "Only-at-Kohl's" brands and our national brands. This marketing message had a positive impact on our national brands - especially our largest brands - in the quarter.

We remain committed to meeting the changing shopping needs of our customer, to strengthening our omni-channel experience and to investing in our future in a strategic and profitable manner. During the quarter, we successfully replaced our E-Commerce platform. The replatform occurred in stages throughout the quarter. We also invested in several IT projects which will provide the infrastructure and other tools necessary to support our omni-channel strategy.

Results of Operations
Net sales.
Net sales increased $84 million, or 2.0%, to $4.3 billion in the second quarter of 2013. Year to date, net sales increased $41 million, or 0.5%, to $8.5 billion. On a comparable store basis, sales increased 0.9% for the quarter and decreased 0.5% year to date. We define comparable store sales as sales from stores (including relocated and remodeled stores) open throughout the full current and prior fiscal periods and from E-Commerce.
The following table summarizes the changes in sales:

	Quarter		Year to Date
	$	%	$	%
	(Dollars in Millions)
Comparable store sales:
Stores	$(28)	(0.7)%	$(188)	(2.4)%
E-Commerce	66	27.9	144	29.6
Total	38	0.9	(44)	(0.5)
New stores and other revenues	46	—	85	—
Increase in net sales	$84	2.0%	$41	0.5%

 Drivers of the changes in comparable store sales were as follows:

	Quarter	Year to Date
Selling price per unit	(3.6)%	(2.4)%
Units per transaction	4.8	3.6
Average transaction value	1.2	1.2
Number of transactions	(0.3)	(1.7)
Comparable store sales	0.9%	(0.5)%

The decrease in selling price per unit was due to lower prices and higher penetration of clearance merchandise, partially offset by higher selling prices on regular-priced merchandise. Units per transaction increased as customers purchased more items in response to the lower prices. Increases in the number of E-Commerce transactions were more than offset by decreases in our stores. Year-to-date transactions were also negatively impacted by an unseasonably cold spring which reduced customer visits early in the year.

All of our warmer weather regions - the West, South Central and Southeast - reported higher comparable store sales for the quarter. Year to date, the West region reported the highest increase in comparable store sales. The Midwest and Northeast reported lower comparable store sales for the quarter. The Mid-Atlantic region was the poorest performing region in both the quarter and year to date.

E-Commerce revenues totaled $303 million for the quarter and $632 million year to date. E-Commerce sales increased in both periods primarily due to more transactions which were the result of investments in this business, including digital marketing to drive traffic to the site, and increases in the number of merchandise offerings which are available only on-line.
For the quarter, Children's was the strongest line of business. Footwear and Men's also outperformed the Company. The Home business reported higher comparable store sales, but was slightly below the Company average. Notable Home categories included luggage, bedding and electrics. In Women's, active/fitness and national branded bottoms reported the highest sales increases. In Accessories, bath and beauty was the strongest category.
Year to date, Children's reported the highest sales increases. Footwear and Home outperformed the Company average. Sales in the Men's, Women's and Accessories businesses all decreased slightly. Notable sales increases were reported in Men's basics, Women's active/fitness, bath and beauty Accessories and athletic Footwear. In the Home business, electrics and luggage reported the highest sales increases.

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

The following table summarizes gross margin as a percent of sales:

	Quarter			Year to Date
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Merchandise margin	39.7%	39.6%	6 bp	38.3%	38.1%	34 bp
Shipping impact	(0.6)	(0.6)	(4)	(0.6)	(0.6)	(7)
Gross margin	39.1%	39.0%	2 bp	37.7%	37.5%	27 bp
The increases in merchandise margin reflect lower markdowns and reduced inventory shortage. The decrease in gross margin attributable to shipping is due to growth in our E-Commerce business, partially offset by lower shipping losses.
E-Commerce decreased our gross margin rate by approximately 80 basis points for both the quarter and year to date. Our E-Commerce business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or related shipping promotions. As our E-Commerce business has grown, it has had a more significant impact on our overall gross margin results.
Selling, general and administrative expenses.

	Quarter				Year to Date
			Increase				Increase
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$1,000	$975	$25	3%	$1,997	$1,977	$20	1%
As a percent of net sales	23.3%	23.2%			23.5%	23.4%
Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative revenues and expenses. SG&A also includes the costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

The following table summarizes the changes in SG&A by expense type:

	Quarter	Year to Date
	(In Millions)
Store expenses	$23	$24
Marketing costs, excluding credit card operations	5	(8)
Corporate expenses	2	16
Distribution costs	2	6
Net revenues from credit card operations	(7)	(18)
Increase in SG&A	$25	$20

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense “leveraged” and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by approximately 10 basis points for both the quarter and year to date.

The increases in store expenses are the result of higher store payroll to support the higher sales, higher rent-related expenses due to new stores, and higher controllable expenses including repairs and maintenance and expenses associated with rolling out our merchandise location system. Year to date, these increases were partially offset by lower remodel costs.

Marketing costs deleveraged for the quarter as we increased our spending in digital and broadcast and added Texas to our loyalty program pilot. Year to date, advertising leveraged approximately 10 basis points.

Corporate expenses leveraged as savings in payroll and benefits, including incentive compensation, were partially offset by increased IT spending related to growth and infrastructure investments related to our omni-channel strategy.

Distribution costs deleveraged in both the quarter and year to date. We continue to improve our efficiency in E-Commerce fulfillment, however, which reported significant leverage as a percent of E-Commerce sales.

The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Partially offsetting these increases were higher bad debt expenses and other operational costs. Year-to-date expenses are also higher as a result of the new credit card servicing platform which was implemented in the first quarter of 2012.

Other Expenses.

	Quarter				Year to Date
			Increase (Decrease)				Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Millions)
Depreciation and amortization	$225	$210	$15	7%	$439	$411	$28	7%
Interest expense, net	84	80	4	5%	167	162	5	3%
Provision for income taxes	136	137	(1)	(1)%	223	222	1	—%
Effective tax rate	37.1%	36.3%			37.1%	36.0%
`
The increases in depreciation and amortization are primarily due to technology investments across the company. The increases in interest expense are primarily due to the September 2012 debt issuance. The increase in the effective tax rate for the quarter was primarily due to favorable settlements of state tax audits in 2012.
Seasonality and Inflation
Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% of annual sales typically occur during the back-to-school season and 30% during the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Revenues and expenses associated with the opening of new stores may also effect our quarterly results.
Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future. In 2012, we saw modest increases in apparel costs in the first six months and mid-single-digit decreases in the last six months of the year. In 2013, we have seen decreases in apparel costs.

Financial Condition and Liquidity
Our primary ongoing cash requirements are for capital expenditures for new stores, remodels and IT spending and for seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently other significant usages of cash. These payments are discretionary and can be discontinued at any time should we require cash for other uses. Our primary sources of funds are cash flows provided by operations, short-term trade credit and our lines of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. We may from time to time issue new debt. The amount of new debt issued, if any, will depend on prevailing market conditions, our cash needs and our capital structure. Seasonal cash needs may be met by cash on hand and/or the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase in Cash
	2013	2012	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$762	$582	$180	31%
Investing activities	(270)	(376)	106	28%
Financing activities	(437)	(811)	374	46%
Operating Activities. Operating activities generated $762 million of cash in 2013, compared to $582 million in 2012.
Merchandise inventory, excluding E-Commerce, increased 6% over July 28, 2012 to $3.2 million per store as we increased inventory during 2013 to more normalized levels. Accounts payable as a percent of inventory was 36.2% at August 3, 2013, compared to 43.5% at July 28, 2012. The decrease is primarily due to reducing our second quarter inventory receipts to manage our inventory levels as well as slower inventory turnover.
Investing Activities. Net cash used in investing activities reflects a $145 million decrease in capital spending primarily due to fewer remodels and new stores as well as lower spending on E-Commerce fulfillment centers, partially offset by higher technology spending.
Financing Activities. Financing activities used cash of $437 million in 2013 and $811 million in 2012.
We paid cash for treasury stock purchases of $279 million in 2013 and $623 million in 2012. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors. We paid cash dividends of $153 million in both 2013 and 2012. On August 13, 2013, our board of directors declared a quarterly cash dividend of $0.35 per common share. The dividend is payable September 25, 2013 to shareholders of record at the close of business on September 11, 2013.

Free Cash Flow.  We generated free cash flow of $426 million in the first six months of 2013, more than four times higher than the first six months of 2012. The increase is primarily due to higher cash from operating activities and lower capital expenditures, as discussed in more detail above. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate excess cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2013	2012	Increase (Decrease)
	(In Millions)
Net cash provided by operating activities	$762	$582	$180
Acquisition of property & equipment	(284)	(429)	145
Capital lease & financing obligation payments	(52)	(61)	9
Proceeds from financing obligations	—	4	(4)
Free cash flow	$426	$96	$330

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	August 3, 2013	July 28, 2012
Liquidity Ratios:
Working capital (In Millions)	$2,199	$1,840
Current ratio	1.82	1.69
Debt/capitalization	43.1%	40.6%

The increases in working capital and the current ratio as of August 3, 2013 compared to July 28, 2012 are due to higher inventory levels and lower accounts payable, partially offset by leases and other accrued liabilities. The increase in the debt/capitalization ratio reflects the issuance of $350 million of debt in September 2012 and lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of August 3, 2013, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2013. During the quarter, we amended the $1 billion revolving line of credit that we finalized in June 2011. The amendment extended the remaining term from June 2016 to June 2018 and changed the required debt covenant.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,595
Permitted exclusions	(8)

Subtotal	4,587
Rent x 8	2,160

Included Indebtedness	$6,747

Rolling 12-month EBITDAR
Net income	$971
Rent expense	270
Depreciation and amortization	862
Net interest	332
Provision for income taxes	576
Stock based compensation	54
Other non-cash revenues and expenses	18
Rolling 12-month EBITDAR	$3,083

Debt Ratio (a)	2.19
Maximum permitted Debt Ratio	3.75
(a) Included indebtedness divided by Rolling 12-month EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2012 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of August 3, 2013. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended August 3, 2013 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended August 3, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
May 5 – June 1, 2013	232,880	$50.23	227,300	$3,006
June 2 – July 6, 2013	2,161,970	51.42	2,105,827	2,898
July 7 – August 3, 2013	1,024,896	53.25	1,016,920	2,844
Total	3,419,746	$51.89	3,350,047	$2,844

Exhibit Number	Description
4.1
Credit Agreement Amendment dated as of June 21, 2013 by and among the Company, the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and as a Continuing Lender and as an Issuing Bank and a Swing Line Lender, U.S Bank National Association, as a Continuing Lender, an Issuing Bank, and a Swing Line Lender, and Wells Fargo Bank, National Association, as a Continuing Lender, an Issuing Bank, and a Swing Line Lender.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	September 4, 2013	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)