Form 10-Q
period 2013-11-02
KOHLS Corp
filed 2013-12-06
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 30, 2013 Common Stock, Par Value $0.01 per Share, 214,139,923 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	November 2, 2013	February 2, 2013	October 27, 2012
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$598	$537	$550
Merchandise inventories	4,959	3,748	4,851
Deferred income taxes	147	122	124
Other	283	312	281
Total current assets	5,987	4,719	5,806
Property and equipment, net	8,925	8,872	9,009
Long-term investments	57	53	90
Other assets	276	261	256
Total assets	$15,245	$13,905	$15,161

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,261	$1,307	$2,429
Accrued liabilities	1,198	986	1,127
Income taxes payable	41	137	48
Current portion of capital lease and financing obligations	141	105	100
Total current liabilities	3,641	2,535	3,704
Long-term debt	2,792	2,492	2,492
Capital lease and financing obligations	1,950	1,956	1,986
Deferred income taxes	390	362	395
Other long-term liabilities	548	512	478
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,557	2,454	2,423
Treasury stock, at cost	(7,802)	(7,243)	(6,848)
Accumulated other comprehensive loss	(39)	(45)	(48)
Retained earnings	11,204	10,878	10,575
Total shareholders’ equity	5,924	6,048	6,106
Total liabilities and shareholders’ equity	$15,245	$13,905	$15,161
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$4,444	$4,490	$12,932	$12,937
Cost of merchandise sold (exclusive of depreciation shown separately below)	2,778	2,778	8,063	8,059
Gross margin	1,666	1,712	4,869	4,878
Operating expenses:
Selling, general, and administrative	1,073	1,077	3,071	3,055
Depreciation and amortization	228	210	665	620
Operating income	365	425	1,133	1,203
Interest expense, net	84	80	251	243
Income before income taxes	281	345	882	960
Provision for income taxes	104	130	327	351
Net income	$177	$215	$555	$609

Net income per share:
Basic	$0.82	$0.92	$2.53	$2.56
Diluted	$0.81	$0.91	$2.51	$2.54

Dividends declared and paid per share	$0.35	$0.32	$1.05	$0.96
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$177	$215	$555	$609
Other comprehensive income, net of tax:
Unrealized gains on investments	—	3	4	3
Reclassification adjustment for interest expense on interest rate derivative included in net income	1	1	2	2
Other comprehensive income	1	4	6	5
Comprehensive income	$178	$219	$561	$614
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 2, 2013	360	$4	$2,454	(138)	$(7,243)	$(45)	$10,878	$6,048
Comprehensive income	—	—	—	—	—	6	555	561
Stock options and awards	3	—	120	—	—	—	—	120
Net income tax impact from stock-based compensation	—	—	(17)	—	—	—	—	(17)
Dividends paid ($1.05 per common share)	—	—	—	—	3	—	(229)	(226)
Treasury stock purchases	—	—	—	(11)	(562)	—	—	(562)
Balance at November 2, 2013	363	$4	$2,557	(149)	$(7,802)	$(39)	$11,204	$5,924
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Operating activities
Net income	$555	$609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	620
Share-based compensation	41	37
Excess tax benefits from share-based compensation	(3)	(3)
Deferred income taxes	(1)	(46)
Other non-cash revenues and expenses	30	26
Changes in operating assets and liabilities:
Merchandise inventories	(1,204)	(1,628)
Other current and long-term assets	11	30
Accounts payable	954	1,196
Accrued and other long-term liabilities	79	(47)
Income taxes	(113)	(91)
Net cash provided by operating activities	1,014	703
Investing activities
Acquisition of property and equipment	(465)	(641)
Sales of investments in auction rate securities	1	68
Other	13	5
Net cash used in investing activities	(451)	(568)
Financing activities
Treasury stock purchases	(562)	(883)
Dividends paid	(229)	(227)
Proceeds from issuance of debt	300	350
Proceeds from financing obligations	—	7
Capital lease and financing obligation payments	(87)	(87)
Proceeds from stock option exercises	77	50
Excess tax benefits from share-based compensation	3	3
Deferred financing costs	(4)	(3)
Net cash used in financing activities	(502)	(790)
Net increase (decrease) in cash and cash equivalents	61	(655)
Cash and cash equivalents at beginning of period	537	1,205
Cash and cash equivalents at end of period	$598	$550
Supplemental information:
Interest paid, net of capitalized interest	$221	$207
Income taxes paid	438	490
Non-Cash Investing and Financing Activities
Property and equipment acquired through additional liabilities	$119	$60
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
We operate as a single business unit.
To conform to the current year presentations, we have corrected the presentation of $33 million of deferred revenues that were previously recorded as a reduction to merchandise inventory as of October 27, 2012.

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	November 2, 2013	February 2, 2013 and October 27, 2012
			(Dollars in Millions)
2017	6.31%	6.25%	$650	$650
2021	4.81%	4.00%	650	650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	—
2029	7.36%	7.25%	200	200
2033	6.05%	6.00%	300	300
2037	6.89%	6.00%	350	350
	5.54%		2,800	2,500
Unamortized debt discount			(8)	(8)
Long-term debt			$2,792	$2,492

In September 2013, we issued $300 million of4.75% notes with semi-annual interest payments beginning December 2013. The notes mature on December 2023.

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial instruments:

		November 2, 2013		February 2, 2013		October 27, 2012
	Pricing Category	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
		(In Millions)
Cash and cash equivalents	Level 1	$598	$598	$537	$537	$550	$550
Long-term investments	Level 3	82	57	84	53	124	90
Debt	Level 1	2,792	2,960	2,492	2,702	2,492	2,894

Our long-term investments consist primarily of investments in auction rate securities (“ARS”). The fair values for our ARS were based on third-party pricing models which utilized a discounted cash flow model for each of the securities as there was no recent activity in the secondary markets in these types of securities. This model used a combination of observable inputs which were developed using publicly available market data obtained from independent sources and unobservable inputs that reflect our own estimates of the assumptions that market participants would use in pricing the investments. Observable inputs include interest rate currently being paid, maturity and credit ratings.

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

The following table presents a rollforward of our long-term investments:

	Nine Months Ended
	November 2, 2013	October 27, 2012
	(In Millions)
Balance at beginning of year	$53	$153
Sales	(2)	(68)
Unrealized gains	6	5
Balance at end of period	$57	$90

4. Stock-Based Compensation
The following table summarizes our stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In Millions)
Stock options	$4	$5	$13	$22
Restricted shares	10	8	28	15
Total stock-based compensation expense	$14	$13	$41	$37

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation grants:

	Nine Months Ended
	November 2, 2013	October 27, 2012
	(In Thousands)
Stock options granted	549	1,387
Restricted shares granted, excluding shares earned in lieu of cash dividends	873	1,001
Total stock-based compensation grants	1,422	2,388
Weighted average fair value at grant date:
Stock options	$10.57	$11.84
Restricted shares	$47.97	$49.00

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In Millions)
Numerator—Net income	$177	$215	$555	$609
Denominator—Weighted average shares:
Basic	216	233	219	238
Impact of dilutive employee stock options	2	2	2	2
Diluted	218	235	221	240
Antidilutive shares	8	9	12	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the third quarter” are for the 13-week fiscal periods ended November 2, 2013 and October 27, 2012 and all references to "year to date" are for the 39-week fiscal periods ended November 2, 2013 and October 27, 2012.
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

Executive Summary

As of November 2, 2013, we operated 1,158 family-oriented department stores and a website (www.Kohls.com) that sell moderately priced apparel, footwear and accessories for women, men and children; soft home products such as sheets and pillows; and housewares. Our product offerings include quality private and exclusive brands which are found “Only at Kohl’s” as well as national brands which appeal to classic, modern classic and contemporary customers. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
The following table summarizes our results for the quarter and year to date:

	Quarter	Year to Date
	(Dollars in Millions)
Net sales	$4,444	$12,932
Change in:
Net sales	(1.0)%	—%
Comparable store sales	(1.6)%	(0.9)%
Gross margin as a percent of net sales	37.5%	37.7%
Selling, general and administrative expenses	$1,073	$3,071
Net income	$177	$555
Net earnings per diluted share	$0.81	$2.51
Shares repurchased (In Millions)	5.3	10.8
Treasury stock purchases	$283	$562
Our main business objective is to profitably increase sales. In order to increase sales, we believe that we need to continue to improve the quality of our merchandise and to offer items at great values. We are pleased with the progress we have made in these areas, but believe that we need to continue to progress in order to increase transactions per store, which is our primary sales driver.

We expanded our loyalty program to California and the Pittsburgh market during the third quarter. Including Texas and the original test markets, the program is now available to customers in almost 30% of our stores. The loyalty program allows enrolled customers to earn various rewards or discounts based upon the volume of their purchases. Initial results have shown a low single-digit sales increase in loyalty markets when compared to similar control markets. We continue to review the results of these pilots and modify earning thresholds, redemption time frames, in-store communication and other elements of the program. We believe that over the long-term, the loyalty program could be a powerful tool to increase customer traffic and sales.

Approximately 280 stores have renovated beauty departments. We are testing three different beauty renovations - new fixtures with expanded and/or relocated floor space, new fixtures with no change to department size or location, and existing fixtures with acrylic retrofits. Initial test results are showing a significant increase in beauty sales in the renovated stores.
We opened 12 new stores during the first nine months of 2013 and plan to open approximately 10 new stores in 2014. Substantially all of the new stores opened in 2013 and expected to open in 2014 are "small" stores with less than 64,000 square feet of retail space. We remodeled 30 stores this year and expect to remodel between 35 and 50 stores in 2014. Final remodel decisions will be based on the results of our beauty tests and other remodel concepts that we are testing.
We continue to focus on creating excitement for our customers to increase customer traffic to our stores and website. In fiscal 2014, we expect to launch several new brands, including Juicy Couture, IZOD, and a Jumping Beans collection featuring Disney characters. The Juicy Couture assortment will include women's and girl's apparel, footwear, accessories, bedding, and home accessories. The IZOD assortment will feature men's sportswear and dress apparel, including golf separates, woven sport shirts, sweaters, knit shirts, shorts, suit separates, dress shirts, and dress pants.

Even though our third quarter sales were lower than planned, we were able to effectively manage inventory purchases and, as a result, believe our inventory levels and composition are appropriate as we enter the fourth quarter.

We remain committed to meeting the changing shopping needs of our customer, to strengthening our omni-channel experience and to investing in our future in a strategic and profitable manner.
Results of Operations
Net sales.
Comparable store sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include E-Commerce sales in our comparable store sales. Omni-channel sales are recorded as store or E-Commerce sales based on the fulfillment channel. For example, customer purchases from our in-store kiosks are generally recognized as E-Commerce sales as the orders are shipped from our E-Commerce fulfillment centers and on-line orders which are shipped from our stores are recognized as store sales. Merchandise returns reduce sales at the location of the return. As a result, store sales are reduced by merchandise purchased on-line, but returned to a store.
The following tables summarize sales and the changes in sales:

	Quarter		Year to Date
	2013	2012	2013	2012
	(Dollars in Millions)
Net Sales	$4,444	$4,490	$12,932	$12,937

	Quarter		Year to Date
Increase (decrease):	$	%	$	%
Comparable store sales:	(Dollars in Millions)
Stores	$(116)	(2.8)%	$(303)	(2.5)%
E-Commerce	44	14.9	188	24.1
Total	(72)	(1.6)	(115)	(0.9)
New stores and other revenues	26	—	110	—
Total decrease in net sales	$(46)	(1.0)%	$(5)	—%

 Drivers of the changes in comparable store sales were as follows:

	Quarter	Year to Date
Selling price per unit	(1.9)%	(2.3)%
Units per transaction	1.1	2.7
Average transaction value	(0.8)	0.4
Number of transactions	(0.8)	(1.3)
Comparable store sales	(1.6)%	(0.9)%

The decreases in selling price per unit were primarily due to clearance merchandise which represented a higher percentage of our total sales and was sold at slightly deeper discounts than in the prior year periods. Units per transaction increased as customers purchased more items in response to the lower prices. Increases in the number of E-Commerce transactions were more than offset by decreases in our stores. Year-to-date transactions were also negatively impacted by an unseasonably cold spring which reduced customer visits early in the year.

The West region reported the strongest comparable store sales for both the quarter and year to date. The remaining regions all reported low to mid single-digit decreases. The Southeast and South Central regions reported the largest comparable store sales decreases for the quarter. Year to date, the Mid-Atlantic region had the largest comparable store sales decrease.

E-Commerce revenues totaled $339 million for the quarter and $970 million year to date. Our E-Commerce revenues increased over both prior year periods, but at rates which were slower than our historical growth rates. We replaced our E-Commerce platform in the second quarter of 2013. As expected, this resulted in a temporary deceleration in our E-Commerce growth in the second and third quarters of 2013. We expect E-Commerce growth to re-accelerate in the fourth quarter.
For the quarter, Accessories was the best performing line of business. Beauty led the Accessories business and reflects the positive impacts of our beauty remodel program and new brand launches. Home, Men's and Women's also outperformed the Company. Notable Home categories included bedding, luggage, electrics and other soft home categories such as rugs and pillows. Men's and Women's both reported higher comparable store sales in the active category. Children's and Footwear were below the Company average. Infant/toddlers reported the lowest sales decrease in the Children's business and athletic shoes reported the highest sales increase in the Footwear business.
Year to date, Children's and Home reported the lowest comparable store sales decreases. Men's also outperformed the Company average. Footwear, Women's and Accessories were slightly below the Company average. Notable sales increases were reported in Men's tailored & dress, Women's active/fitness, beauty Accessories and athletic Footwear. In the Home business, electrics and luggage reported the highest sales increases, and toys reported the highest sales increases in Children's.

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

The following table summarizes gross margin as a percent of sales:

	Quarter			Year to Date
	2013	2012	Decrease	2013	2012	Increase (Decrease)
Merchandise margin	38.2%	38.7%	(57) bp	38.3%	38.3%	2 bp
Shipping impact	(0.7)	(0.6)	(7)	(0.6)	(0.6)	(6)
Gross margin	37.5%	38.1%	(64) bp	37.7%	37.7%	(4) bp
The decreases in merchandise margin reflect higher markdowns. E-Commerce growth resulted in slightly higher shipping loss impacts.
E-Commerce decreased our gross margin rate by approximately 80 basis points for the quarter and 70 basis points year to date. Our E-Commerce business currently has a lower gross margin than our stores due to the mix of products sold on-line and free or related shipping promotions. As our E-Commerce business has grown, it has had a more significant impact on our overall gross margin results.
Selling, general and administrative expenses.

	Quarter				Year to Date
			Decrease				Increase
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$1,073	$1,077	$(4)	—%	$3,071	$3,055	$16	1%
As a percent of net sales	24.1%	24.0%			23.7%	23.6%

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

The following table summarizes the changes in SG&A by expense type:

	Quarter	Year to Date
	(In Millions)
Store expenses	$8	$32
Distribution costs	8	14
Marketing costs, excluding credit card operations	3	(5)
Corporate expenses	(11)	5
Net revenues from credit card operations	(12)	(30)
(Decrease)/Increase in SG&A	$(4)	$16

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense “leveraged” and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by approximately 15 basis points for the quarter and 10 basis points year to date.

The increases in store expenses are the result of higher store payroll, higher rent-related expenses due to new stores, and higher controllable expenses including repairs and maintenance. The timing and number of remodels resulted in higher expenses for the quarter and lower expenses year to date.

Marketing costs deleveraged for the quarter as we increased our spending in digital and broadcast and added California and Pittsburgh to our loyalty program pilot. Year to date, advertising leveraged approximately 5 basis points.

IT spending, which is included in corporate expenses, increased over both prior year periods due to growth and infrastructure investments related to our omni-channel strategy. For the quarter, these increases were more than offset by lower payroll and benefit expenses, including incentive compensation. Year to date, the IT spending increases were only partially offset by lower payroll and benefit expenses.

Distribution costs deleveraged in both the quarter and year to date due to higher distribution and fulfillment costs related to our growing E-Commerce business.

The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Partially offsetting these increases were higher bad debt expenses and operational costs. Year-to-date expenses are also higher as a result of the new credit card servicing platform which was implemented in the first quarter of 2012.

Other Expenses.

	Quarter				Year to Date
			Increase (Decrease)				Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(Dollars in Millions)
Depreciation and amortization	$228	$210	$18	9%	$665	$620	$45	7%
Interest expense, net	84	80	4	5	251	243	8	3
Provision for income taxes	104	130	(26)	(20)	327	351	(24)	(7)
Effective tax rate	37.0%	37.8%			37.0%	36.6%
The increases in depreciation and amortization are primarily due to technology investments across the Company. The increases in interest expense are primarily due to the September 2012 and 2013 debt issuances. The decrease in the effective tax rate for the quarter was primarily due to tax credits which were identified during the quarter. The increase in the effective tax rate for the year was due to favorable settlements of state tax audits in 2012.
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

			Increase in Cash
	2013	2012	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$1,014	$703	$311	44%
Investing activities	(451)	(568)	117	21%
Financing activities	(502)	(790)	288	36%
Operating Activities. Operating activities generated $1.0 billion of cash in 2013, compared to $703 million in 2012.
Merchandise inventory, excluding E-Commerce, decreased 1% from October 27, 2012 as inventory returned to more normalized levels in 2013. Due to the 53rd week in 2012, our inventory levels at the end of the current quarter more closely align with those from our first week of the fourth quarter of 2012. On this shifted basis, merchandise inventory dollars per store, excluding E-Commerce, decreased 5%.

Accounts payable as a percent of inventory was 45.6% at November 2, 2013, compared to 50.1% at October 27, 2012. The decrease is primarily due to reducing our third quarter inventory receipts to manage our inventory levels as well as slower inventory turn.
Investing Activities. Net cash used in investing activities reflects a $176 million decrease in capital spending primarily due to fewer remodels and new stores as well as lower spending on E-Commerce fulfillment centers, partially offset by higher technology spending. We currently expect capital expenditures of approximately $725 million for fiscal 2013.
Financing Activities. Financing activities used cash of $502 million in 2013 and $790 million in 2012.
We paid cash for treasury stock purchases of $562 million in 2013 and $883 million in 2012. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $229 million ($1.05 per share) in 2013 and $227 million ($0.96 per share) in 2012. On November 13, 2013, our board of directors declared a quarterly cash dividend of $0.35 per common share. The dividend is payable December 24, 2013 to shareholders of record at the close of business on December 11, 2013.
In September 2013, we issued $300 million of 4.75% notes with semi-annual interest payments beginning in December 2013. In September 2012, we issued $350 million of 3.25% notes with semi-annual interest payments beginning in February 2013.
Free Cash Flow.  We generated $480 million more in free cash flow in the first nine months of 2013 than in the first nine months of 2012. The increase is primarily due to higher cash from operating activities and lower capital expenditures, as discussed in more detail above. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate excess cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2013	2012	Increase (Decrease)
	(In Millions)
Net cash provided by operating activities	$1,014	$703	$311
Acquisition of property & equipment	(465)	(641)	176
Capital lease & financing obligation payments	(87)	(87)	—
Proceeds from financing obligations	—	7	(7)
Free cash flow	$462	$(18)	$480

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	November 2, 2013	October 27, 2012
Liquidity Ratios:
Working capital (In Millions)	$2,346	$2,102
Current ratio	1.64	1.57
Debt/capitalization	45.2%	42.9%

The increases in working capital and the current ratio as of November 2, 2013 compared to October 27, 2012 are due to higher cash and inventory levels and lower accounts payable, partially offset by leases and other accrued liabilities. The increase in the debt/capitalization ratio reflects the issuance of $300 million of debt in September 2013 and lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of November 2, 2013, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2013.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,891
Permitted exclusions	(8)

Subtotal	4,883
Rent x 8	2,136

Included Indebtedness	$7,019

Rolling 12-month EBITDAR
Net income	$933
Rent expense	267
Depreciation and amortization	879
Net interest	336
Provision for income taxes	550
Stock based compensation	55
Other non-cash revenues and expenses	14
Rolling 12-month EBITDAR	$3,034

Debt Ratio (a)	2.31
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Rolling 12-month EBITDAR

Contractual Obligations
Other than the $300 million of debt issued in September 2013, there have been no significant changes in the contractual obligations disclosed in our 2012 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of November 2, 2013. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended November 2, 2013 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended November 2, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
August 4 – August 31, 2013	1,972,883	$51.22	1,972,139	$2,743
September 1 – October 5, 2013	2,109,467	52.01	2,102,172	2,634
October 6 – November 2, 2013	1,189,408	52.65	1,176,233	2,572
Total	5,271,758	$51.86	5,250,544	$2,572

Item 6. Exhibits

Exhibit Number	Description
4.1
Seventh Supplemental Indenture dated September 12, 2013 between the Company and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 5, 2013.

4.2	Form of $300,000,000 4.750% Notes due 2023, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated September 5, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	December 6, 2013	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)