Form 10-K
period 2014-02-01
KOHLS Corp
filed 2014-03-21
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2014
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
At August 2, 2013, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $11.7 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 12, 2014, the Registrant had outstanding an aggregate of 208,557,520 shares of its Common Stock.
Documents Incorporated by Reference:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 15, 2014 are incorporated into Parts II and III.

KOHL’S CORPORATION

PART I

Item 1. Business
Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. As of February 1, 2014, we operated 1,158 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52
For discussion of our financial results, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Merchandise
Our merchandise mix by line of business and brand type over the last three years are reflected in the table below:

	2013	2012	2011
Line of Business
Women’s	31%	31%	31%
Men’s	19%	19%	19%
Home	18%	18%	19%
Children’s	13%	13%	13%
Accessories	10%	10%	10%
Footwear	9%	9%	8%
Total	100%	100%	100%

Brand
Private and Exclusive	52%	52%	50%
National	48%	48%	50%
Total	100%	100%	100%
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
We frequently launch new brands in order to maintain freshness in our inventory assortment and drive customer traffic to our stores and website. In 2013, we launched an assortment of over 20 new national beauty and fragrance brands in over 250 stores and on-line. In Spring 2014, we plan to combine the magic of Disney, one of the most recognizable brands in the world, with our highly successful Jumping Beans brand. We also plan to launch the next designer in our limited-time DesigNation series. In Fall 2014, we expect to begin selling IZOD menswear and Juicy Couture.
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
On-line convenience begins with an easy-to-navigate, on-line shopping experience for the growing percentage of our customers that prefer shopping on-line. Kohls.com was launched in 2001 and has experienced substantial growth, growing at an annual growth rate of approximately 20% in 2013 and over 40% in 2012 and 2011. On-line sales, including shipping revenues, were $1.7 billion and accounted for approximately 9% of our total sales in 2013. Our website currently carries significantly more product offerings than our stores, with a primary focus on extended sizes, product line extensions, and web-exclusive product lines.
We also are expanding our ability to meet the ever-changing needs of an increasingly technologically-savvy customer. Our in-store kiosks allow customers to order items from our stores and have them shipped to their homes with no shipping charges. All of our stores are equipped with Wi-Fi. We continue to improve our digital and mobile sales platforms. During 2013, we shipped selected on-line orders from approximately 200 of our stores and expect to have this capability in approximately 500 stores by the end of 2014. We are also building the infrastructure which will allow our customers to order on-line and pick up from our stores.
Stores
As of year-end 2013, we operated 1,158 stores. We have stores in all 48 of the continental United States and Alaska. Our stores are located in every large and intermediate sized market in the United States. During 2013, we opened 12 new stores. In 2014, we expect to increase our store count to 1,163. Substantially all of our recent store openings have been "small" stores with less than 64,000 square feet of retail space.
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
Distribution
We receive substantially all of our store merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United Sates, ship merchandise to each store by contract carrier several times a week. We also operate four fulfillment centers that service our E-Commerce business. Some of our E-Commerce sales are shipped directly to our customers by third-party vendors.
See Item 2, “Properties,” for additional information about our distribution centers.
Employees
As of February 1, 2014, we employed approximately 137,000 associates, including approximately 31,000 full-time and 106,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.
Competition
The retail industry is highly competitive. Management considers style, quality and price to be the most significant competitive factors in the industry. Merchandise mix, brands, service, customer experience and convenience are also key competitive factors. Our primary competitors are traditional department stores, upscale mass merchandisers, off-price retailers, specialty stores and on-line only retailers. Our specific competitors vary from market to market.

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
Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. None of our vendors individually accounted for more than 5% of our net purchases during 2013. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.
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

Trademarks and Service Marks
The name “Kohl’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 200 additional registered trademarks, trade names and service marks, most of which are used in our private label program.
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

Item 1A. Risk Factors
Forward-Looking Statements
This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “may,” “intends,” “will,” “should,” “expects” and similar expressions are intended to identify forward-looking statements. In addition, statements covering our future sales or financial performance and our plans, performance and other objectives, expectations or intentions are forward-looking statements, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store openings, adequacy of capital resources and reserves and statements contained in the "2014 Outlook" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements including, among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligations to update them.
Our sales, gross margin and operating results could be negatively impacted by a number of factors including, but not limited to those described below. Many of these risk factors are outside of our control. If we are not successful in managing these risks, they could have a negative impact on our sales, gross margin and/or operating results.
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
•Failure of our vendors to adhere to our Terms of Engagement and applicable laws.
A substantial portion of our merchandise is sourced by our vendors and by us from outside of the United States.  We require all suppliers to comply with our Terms of Engagement for Kohl's Business Partners and all applicable local and national laws, rules and regulations pertaining to all aspects of factory operations in the jurisdictions they conduct business. From time to time, suppliers may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more suppliers could have a negative impact on our reputation and our results of operations.

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
Our ability to compete with other retailers and to meet our customer expectations may suffer if we are unable to maintain or improve relevant customer-facing technology in a timely manner or if we or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Consequently, our results of operations could be adversely affected.
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
We continually monitor the state and federal legal/regulatory environment for developments that may impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business and/or loss of employee morale. Additionally, we are regularly involved in various litigation matters that arise out of the conduct of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.
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

Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
Stores
As of February 1, 2014, we operated 1,158 stores in 49 states. Our typical, or “prototype,” store has approximately 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 55,000 to 68,000 gross square feet and serve trade areas of 100,000 to 150,000 people.
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

The following tables summarize key information about our stores.

	Number of Stores			Selling Square Footage 2013
	2012	Net Change	2013
				(In Thousands)
Mid-Atlantic Region:
Delaware	5	—	5	399
Maryland	23	—	23	1,634
Pennsylvania	48	2	50	3,556
Virginia	30	—	30	2,175
West Virginia	7	—	7	500
Total Mid-Atlantic	113	2	115	8,264
Midwest Region:
Illinois	65	1	66	4,930
Indiana	38	1	39	2,794
Iowa	16	2	18	1,131
Michigan	45	—	45	3,336
Minnesota	26	—	26	1,976
Nebraska	7	—	7	479
North Dakota	3	1	4	263
Ohio	58	—	58	4,250
South Dakota	3	—	3	244
Wisconsin	40	—	40	2,894
Total Midwest	301	5	306	22,297
Northeast Region:
Connecticut	21	—	21	1,474
Maine	5	—	5	388
Massachusetts	24	1	25	1,907
New Hampshire	10	1	11	761
New Jersey	38	—	38	2,901
New York	51	—	51	3,844
Rhode Island	3	—	3	227
Vermont	1	—	1	77
Total Northeast	153	2	155	11,579
South Central Region:
Arkansas	8	—	8	572
Kansas	12	—	12	810
Louisiana	6	—	6	421
Missouri	26	—	26	1,859
Oklahoma	10	—	10	720
Texas	84	1	85	6,140
Total South Central	146	1	147	10,522

	Number of Stores			Selling Square Footage 2013
	2012	Net Change	2013
				(In Thousands)
Southeast Region:
Alabama	13	1	14	904
Florida	53	—	53	3,874
Georgia	35	—	35	2,554
Kentucky	16	—	16	1,127
Mississippi	5	—	5	378
North Carolina	31	—	31	2,195
South Carolina	15	—	15	1,033
Tennessee	20	—	20	1,398
Total Southeast	188	1	189	13,463
West Region:
Alaska	1	—	1	73
Arizona	26	—	26	1,953
California	128	—	128	9,206
Colorado	24	—	24	1,835
Idaho	5	—	5	328
Montana	2	—	2	117
Nevada	12	—	12	851
New Mexico	5	—	5	326
Oregon	10	1	11	695
Utah	12	—	12	874
Washington	18	—	18	1,190
Wyoming	2	—	2	98
Total West	245	1	246	17,546
Total Kohl’s	1,146	12	1,158	83,671

	Number of Stores by Store Type				Number of Stores by Ownership
	2012	Net Additions	2013		2012	Net Additions	2013
Prototype	992	1	993	Owned	407	4	411
Small	154	11	165	Leased*
	1,146	12	1,158	Operating lease	312	4	316
				On-balance sheet	427	4	431
	Number of Stores by Location			Total leased	739	8	747
					1,146	12	1,158
	2012	Net Additions	2013	* Includes locations where we lease the land and/or building
Strip centers	771	6	777
Community & regional malls	85	—	85
Freestanding	290	6	296
	1,146	12	1,158

Distribution Centers
The following table summarizes key information about each of our distribution centers.

Location	Year Opened	Square Footage	States Serviced	Approximate Store Capacity
Retail:
Findlay, Ohio	1994	780,000	Indiana, Kentucky, Michigan, New York, Ohio, Pennsylvania, West Virginia	185
Winchester, Virginia	1997	420,000	Delaware, Maryland, New Jersey, North Carolina, Pennsylvania, Tennessee, Virginia, West Virginia	135
Blue Springs, Missouri	1999	540,000	Arkansas, Colorado, Illinois, Iowa, Kansas, Kentucky, Minnesota, Missouri, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Wyoming	110
Corsicana, Texas	2001	540,000	Arkansas, Louisiana, Mississippi, New Mexico, Oklahoma, Tennessee, Texas	115
Mamakating, New York	2002	605,000	Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	145
San Bernardino, California	2002	575,000	Arizona, California, Colorado, Nevada, Utah	110
Macon, Georgia	2005	560,000	Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee	150
Patterson, California	2006	360,000	Alaska, California, Idaho, Montana, Nevada, Oregon, Utah, Washington	110
Ottawa, Illinois	2008	328,000	Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Wisconsin	155
E-Commerce:
Monroe, Ohio	2001	1,200,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,200,000
We own all of the distribution centers except Corsicana, Texas, which is leased.

Corporate Facilities
We own our corporate headquarters in Menomonee Falls, Wisconsin. We also own or lease additional buildings and office space which are used by various corporate departments, including our credit operations.

Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that arise out of the conduct of our business.

Item 4. Mine Safety Disclosures
Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market information
Our Common Stock has been traded on the New York Stock Exchange since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History and our quarterly cash dividends per common share for each quarter in 2013 and 2012.

	2013			2012
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$58.47	$49.97	$0.35	$55.11	$41.81	$0.32
Third Quarter	57.04	49.84	0.35	53.77	49.72	0.32
Second Quarter	54.16	47.00	0.35	51.25	43.13	0.32
First Quarter	49.32	45.21	0.35	52.19	45.56	0.32
We have filed with the Securities and Exchange Commission (“SEC”), as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 302 certifications. In 2013, Kevin Mansell, our Chief Executive Officer, submitted a certification with the New York Stock Exchange (“NYSE”) in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that, as of the date of the certification, he was not aware that we had violated any of the NYSE’s corporate governance listing standards.
On February 26, 2014, our Board of Directors approved a dividend of $0.39 per share which will be paid on March 26, 2014 to shareholders of record as of March 12, 2014. In 2013, we paid aggregate cash dividends of $302 million.
(b) Holders
As of March 12, 2014, there were approximately 4,400 record holders of our Common Stock.
(c) Securities Authorized For Issuance Under Equity Compensation Plans
See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 15, 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(d) Performance Graph
The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s 500 Index and a Peer Group Index that is consistent with the retail peer group used in the Compensation Discussion & Analysis section of our Proxy Statement for our May 15, 2014 Annual Meeting of Shareholders. The Peer Group Index was calculated by Capital IQ, a Standard & Poor’s business and includes Bed, Bath & Beyond Inc.; The Gap, Inc.; J.C Penney Company, Inc.; Limited Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; Sears Holding Corporation; Target Corporation; and The TJX Companies, Inc. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 31, 2009 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Jan 31, 2009	Jan 30, 2010	Jan 29, 2011	Jan 28, 2012	Feb 2, 2013	Feb 1, 2014
Kohl’s Corporation	$100.00	$137.21	$139.47	$129.78	$131.42	$148.60
S&P 500 Index	100.00	133.14	161.44	170.04	199.98	240.58
Peer Group Index	100.00	183.36	217.01	257.88	311.11	343.50
(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not sell any equity securities during 2013 which were not registered under the Securities Act.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Since first authorizing our share repurchase program in 2007, our Board of Directors has increased the authorization in 2011 and again in November 2012. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions and to complete the program in early fiscal 2016. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 1, 2014:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Dollars In Millions)
November 3 – November 30, 2013	550,943	$54.94	549,082	$2,542
December 1, 2013 – January 4, 2014	1,909,447	55.12	1,908,334	2,437
January 5 – February 1, 2014	2,184,134	52.40	2,179,209	2,322
Total	4,644,524	$53.82	4,636,625	$2,322

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Income and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2013	2012(a)	2011	2010	2009
	(Dollars in Millions, Except Per Share and Per Square Foot Data)
Statement of Income Data:
Net sales	$19,031	$19,279	$18,804	$18,391	$17,178
Cost of merchandise sold	12,087	12,289	11,625	11,359	10,680
Gross margin	6,944	6,990	7,179	7,032	6,498
Selling, general and administrative expenses	4,313	4,267	4,243	4,190	3,951
Depreciation and amortization	889	833	778	750	688
Operating income	1,742	1,890	2,158	2,092	1,859
Interest expense, net	338	329	299	304	301
Income before income taxes	1,404	1,561	1,859	1,788	1,558
Provision for income taxes	515	575	692	668	585
Net income	$889	$986	$1,167	$1,120	$973
Net income per share:
Basic	$4.08	$4.19	$4.33	$3.69	$3.19
Diluted	$4.05	$4.17	$4.30	$3.66	$3.17
Dividends per share	$1.40	$1.28	$1.00	—	—
Operating Data:
Net sales growth	(1.3)%	2.5%	2.2%	7.1%	4.8%
Comparable sales growth (b)	(1.2)%	0.3%	0.5%	4.4%	0.4%
Net sales per selling square foot (c)	$207	$213	$220	$222	$217
As a percent of sales:
Gross margin	36.5%	36.3%	38.2%	38.2%	37.8%
Operating income	9.2%	9.8%	11.5%	11.4%	10.8%
Net income	4.7%	5.1%	6.2%	6.1%	5.7%
Total square feet of selling space (in thousands)	83,671	83,098	82,226	80,139	78,396
Number of stores open (end of period)	1,158	1,146	1,127	1,089	1,058
Return on average shareholders’ equity (d)	14.8%	15.8%	16.4%	14.1%	13.8%
Balance Sheet Data (end of period):
Working capital	$2,556	$2,184	$2,222	$2,888	$3,054
Property and equipment, net	8,745	8,872	8,905	8,692	8,506
Total assets	14,378	13,905	14,148	14,891	14,502
Long-term debt	2,792	2,492	2,141	1,894	1,894
Capital lease and financing obligations	2,069	2,061	2,103	2,104	2,046
Shareholders’ equity	5,978	6,048	6,508	7,850	7,595

(a)
Fiscal 2012 was a 53-week year. During the 53rd week, total sales were $169 million; selling, general and administrative expenses were approximately $30 million; interest was approximately $2 million; net income was approximately $15 million and diluted earnings per share was approximately $0.06.

(b)
Comparable sales growth is based on sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and E-Commerce. Fiscal 2013 comparable sales growth compares the 52 weeks ended February 1, 2014 to the 52 weeks ended January 26, 2013. Fiscal 2012 comparable sales growth compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.

(c)	Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce. 2012 excludes the impact of the 53rd week.

(d)	Average shareholders’ equity is based on a 5-quarter average for 2013, 2012, 2011, and 2010, and the two most recent year-end balances for 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary
As of February 1, 2014, we operated 1,158 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
The following table summarizes our recent financial results:

	2013	2012	2011
	(Dollars and Shares in Millions)
Net sales	$19,031	$19,279	$18,804
Change in:
Net sales	(1.3)%	2.5%	2.2%
Comparable sales	(1.2)%	0.3%	0.5%
Gross margin as a percent of net sales	36.5%	36.3%	38.2%
Selling, general and administrative expenses	$4,313	$4,267	$4,243
Net income	$889	$986	$1,167
Net income per diluted share	$4.05	$4.17	$4.30
Shares repurchased	15	26	46
Treasury stock purchases	$799	$1,259	$2,331
Cash flow from operations	$1,884	$1,265	$2,139
For additional details about our financial results, see Results of Operations and Liquidity and Capital Resources.

Our main business objective is to profitably increase sales. In order to increase sales, we believe that we need to continue to increase transactions per store, which is our primary sales driver. We have a number of initiatives which we believe will increase transactions per store.

•
We continue to improve the quality of our merchandise and to offer items at great values. We are pleased with the progress we have made in these areas, but believe that we have additional opportunities to improve.

•We continue to focus on creating excitement for our customers to increase customer traffic to our stores and website.

In fiscal 2014, we expect to launch several new brands, including Juicy Couture, IZOD, and a Jumping Beans collection featuring Disney characters. The Juicy Couture assortment will include women's and girl's apparel, footwear, accessories, bedding, and home accessories. The IZOD assortment will be one of the largest men's launches in our history and will feature men's sportswear and dress apparel, including golf separates, woven sport shirts, sweaters, knit shirts, shorts, suit separates, dress shirts, and dress pants. The Jumping Beans collection will combine Disney, one of the most recognizable brands in the world, and our own highly-successful Jumping Beans brand. We will also launch the next DesigNation designer, our limited-time special collection.

Approximately 280 of our stores had renovated beauty departments at the end of fiscal 2013. We expect to renovate the beauty department in approximately another 200 stores in 2014. We are testing three different beauty renovations - new fixtures with expanded and/or relocated floor space, new fixtures with no change to department size or location, and existing fixtures with acrylic retrofits. Initial test results are showing a significant increase in beauty sales in the renovated stores.

•
We are designing a rewards system to increase customer loyalty, especially for customers who do not have a Kohl's-branded credit card. The program allows enrolled customers to earn various rewards or discounts based upon the volume of their purchases. The loyalty program is currently available in approximately 30% of our stores. Initial results have been very positive and we expect this loyalty program to be available in all stores by the end of fiscal 2014.

We are also making significant investments to create an exciting omni-channel shopping experience for our customers. Whether they are shopping in one of our stores, from their phones or from their laptops, we are creating a consistent experience to ensure that they can connect with us wherever and however they wish.
We remain committed to meeting the changing shopping needs of our customer, to strengthening our omni-channel experience and to investing in our future in a strategic and profitable manner.

2014 Outlook
Our current expectations for fiscal 2014 compared to 2013 including estimated impacts of these initiatives are as follows:

Total sales	Increase 0.5 - 2.5%
Comparable sales	Increase 0 - 2%
Gross margin as a percent of sales	Increase 10 - 30 bps
SG&A	Increase 1.5 - 2.5%
Earnings per diluted share	$4.05 - $4.45

Our earnings per diluted share expectation assumes share repurchases of $1 billion at an average price of $50 per share.

Results of Operations
53rd Week.

Fiscal 2012 was a 53-week year. During the 53rd week, total sales were $169 million; selling, general and administrative expenses were approximately $30 million; interest was approximately $2 million; net income was approximately $15 million and diluted earnings per share was approximately $0.06. Our comparable sales in both 2013 and 2012 exclude the impact of the 53rd week.

Net Sales.

Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include E-Commerce sales in our comparable sales. Omni-channel sales are recorded as store or E-Commerce sales based on the fulfillment channel. For example, customer purchases from our in-store kiosks are generally recognized as E-Commerce sales as the orders are shipped from our E-Commerce fulfillment centers and on-line orders which are shipped from our stores are recognized as store sales. Merchandise returns reduce sales at the location of the return. As a result, store sales are reduced by merchandise purchased on-line, but returned to a store.

The following table summarizes net sales:

	2013	2012	2011
Net sales (In Millions)	$19,031	$19,279	$18,804
Sales growth:
Total	(1.3)%	2.5%	2.2%
Comparable stores (a)	(1.2)%	0.3%	0.5%
Net sales per selling square foot (b)	$207	$213	$220

(a)Includes sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and E-Commerce. 2013 compares the 52 weeks ended February 1, 2014 to the 52 weeks ended January 26, 2013. 2012 compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.
(b)Net sales per selling square foot is based on stores open for the full current period, excluding E-Commerce. 2012 excludes the impact of the 53rd week.

The following table summarizes the changes in net sales:

	2013		2012
	$	%	$	%
Comparable sales:	(Dollars in Millions)
Stores	$(517)	(3.0)%	(354)	(2.0)%
E-Commerce	284	20.4%	411	41.8%
Total (a)	(233)	(1.2)%	57	0.3%
New stores and other revenues	154	—	249	—
Net change before 53rd week	(79)	(0.4)%	306	1.6%
Net sales in 53rd week	(169)	—	169	—
Increase (decrease) in net sales	$(248)	(1.3)%	$475	2.5%

(a)2013 compares the 52 weeks ended February 1, 2014 to the 52 weeks ended January 26, 2013. 2012 compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.
Drivers of the changes in comparable sales were as follows:

	2013	2012
Selling price per unit	(0.4)%	1.8%
Units per transaction	1.5	—
Average transaction value	1.1	1.8
Number of transactions	(2.3)	(1.5)
Comparable sales	(1.2)%	0.3%

The decrease in selling price per unit was primarily due to slightly deeper discounts and clearance merchandise which represented a slightly higher percentage of our total sales than in the prior year periods. Units per transaction increased as customers purchased more items in response to the lower prices. Increases in the number of E-Commerce transactions were more than offset by decreases in our stores. Transactions in 2013 were also negatively impacted by an unseasonably cold spring and winter which reduced customer visits throughout the year.

From a regional perspective, the West, which reported sales consistent with 2012, was the strongest region in 2013. All other regions reported low to mid single-digit sales decreases. E-Commerce revenue, which includes shipping and other revenues and the 53rd week in 2012, increased $286 million to $1.7 billion for 2013. The increase is primarily due to increased transactions and units per transaction.

We have renewed our emphasis on national brands in 2013 in an effort to drive customer traffic and maximize sales growth. In the last 6 months of 2013, national brands had improved sales results and represented a growing percentage of our sales. This focus will continue into 2014, as we continue to rebalance our mix between private and exclusive brands and national brands to drive sales growth.
By line of business, all categories reported low single-digit sales decreases in 2013. Children's, Men's and Home outperformed the Company average and Women's was consistent with the Company average. Toys was the strongest category in Children's. Outerwear and active were the strongest categories in both the Men's and the Women's businesses. Electrics and luggage reported the highest sales increases in the Home business. Comparable sales in the Accessories and Footwear categories were below the Company average. Bath and beauty reported the strongest increase in the Accessories business as a result of our beauty remodel program. In Footwear, athletic shoes reported the highest sales increase.
Net sales per selling square foot (which is based on stores open for the full current period and excludes E-Commerce and the 53rd week in 2012), decreased $6 to $207 in 2013. The decrease is primarily due to a 3% decrease in sales at our comparable stores.
Net sales for 2012 increased 2.5% over 2011 and comparable sales increased 0.3%. From a line of business perspective, Children's and Men's reported the strongest comparable sales in 2012. Footwear outperformed the Company average for the year, with a low single-digit increase. Comparable sales in the Accessories, Women's and Home businesses declined slightly for the year. All regions reported modest comparable sales decreases. E-Commerce revenue, which includes shipping and other revenues and the 53rd week, increased $432 million to $1.4 billion in 2012.

Gross margin.

	2013	2012	2011
	(Dollars in Millions)
Gross margin	$6,944	$6,990	$7,179
As a percent of net sales	36.5%	36.3%	38.2%

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

Gross margin as a percentage of sales increased approximately 20 basis points over 2012. The increase includes a 45 basis point increase in our merchandise sales margin. This increase was primarily due to modest decreases in apparel costs in 2013. Partially offsetting this increase were higher shipping losses in our on-line business. The losses were due to higher costs to ship merchandise during the fourth quarter holiday season and to growth in our on-line business.

Gross margin as a percent of net sales decreased approximately 190 basis points from 2012 to 2011 due to reductions in selling price to drive customer traffic and higher apparel costs, especially in the first six months of 2012, which were only partially offset by higher selling prices early in the year.
Selling, general and administrative expenses.

	2013	2012	2011
	(Dollars in Millions)
Selling, general, and administrative expenses	$4,313	$4,267	$4,243
As a percent of net sales	22.7%	22.1%	22.6%
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

The following table summarizes the changes in SG&A by expense type:

	2013	2012
	(Dollars In Millions)
Distribution costs	$27	$42
Corporate expenses	32	(10)
Store expenses	27	(11)
Marketing costs, excluding credit card operations	9	14
Net revenues from credit card operations	(19)	(41)
SG&A in 53rd week	(30)	30
Total increase	$46	$24

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense “leveraged” and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by approximately 60 basis points in 2013.

Distribution costs increased in 2013 due to higher distribution and fulfillment costs related to our growing on-line business, particularly in the fourth quarter.

IT spending, which is included in corporate expenses, increased over 2012 due to growth and infrastructure investments related to our omni-channel strategy.

The increases in store expenses are the result of higher store payroll, higher rent-related expenses due to new stores, increases in real estate taxes, and higher controllable expenses including repairs and maintenance.

Marketing costs were higher in 2013 as we increased our spending in digital and broadcast and added additional markets to our loyalty program pilot.

The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Partially offsetting these increases were higher bad debt expenses and operational costs. The increased operating costs were primarily due to growth in the portfolio.

SG&A for 2012 increased $24 million, or 1% over 2011. As a percentage of sales, SG&A decreased, or "leveraged", by approximately 40 basis points in 2012. The increase in SG&A is due primarily to higher distribution costs, increased marketing, investments in technology and infrastructure related to our E-Commerce business and the extra week in the 2012 retail calendar. These increases were partially offset by lower incentive costs.

Other Expenses.

	2013	2012	2011
	(Dollars In Millions)
Depreciation and amortization	$889	$833	$778
Interest expense, net	338	329	299
Provision for income taxes	515	575	692
Effective tax rate	36.7%	36.8%	37.2%
The increase in depreciation and amortization in 2013 was primarily due to our E-Commerce fulfillment centers and IT amortization. The increase in depreciation and amortization in 2012 was primarily due to recent computer and hardware additions which have a short amortization period as well as the addition of new stores, remodels and the opening of our fourth E-Commerce fullfillment center in DeSoto, Texas.
Net interest expense, including $2 million in the 53rd week of 2012, increased $9 million, or 3%, in 2013 and increased $30 million in 2012. The increases in interest expense are primarily due to the increases in our outstanding long-term debt.
The decreases in the effective tax rate for 2013 and 2012 were primarily due to favorable settlements of state tax audits in the first six months of both years.
Inflation
Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future. We experienced 10-15% increases in apparel costs in 2011. We saw modest increases in apparel costs in the first six months of 2012 and modest decreases in the last six months of 2012 and in 2013. In 2014, we expect to see modest increases in apparel costs.

Liquidity and Capital Resources
Our primary ongoing cash requirements are for capital expenditures for new stores, remodels and IT spending and for seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently other significant usages of cash. These payments are discretionary and can be discontinued at any time should we require cash for other uses. Our primary source of funds is cash flow provided by operations. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. We also have a line of credit available under our revolving credit facility which could be used to meet cash needs. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

As of February 1, 2014, we had cash and cash equivalents of $971 million. We generated $1.1 billion of free cash flow in 2013. (See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of this non-GAAP financial measure.)

	2013	2012	2011
	(In Millions)
Net cash provided by (used in):
Operating activities	$1,884	$1,265	$2,139
Investing activities	(623)	(660)	(802)
Financing activities	(827)	(1,273)	(2,409)

Operating activities.

Cash provided by operations increased $619 million, or 49%, in 2013 to $1.9 billion. The increase was primarily due to reduced inventory growth and to lower bonus and other payroll-related liability payments in 2013.

Inventory units per store, excluding E-commerce, as of year-end 2013 were 4% lower than year-end 2012. At cost, inventory per store, excluding E-Commerce, was approximately 1% higher than year-end 2012. The increase in cost per store is primarily due to our renewed focus on national brands which generally have a higher cost than our private and exclusive brands.
Accounts payable as a percent of inventory was 35.2% at February 1, 2014, compared to 34.9% at year-end 2012. The increase reflects lower markdowns and extended payment terms; partially offset by slower inventory turn.
Cash provided by operations decreased $874 million from $2.1 billion in 2011 to $1.3 billion in 2012. The decrease was primarily due to lower earnings, a decrease in deferred taxes related to depreciation and higher inventory levels.

Investing activities.
Net cash used in investing activities decreased $37 million to $623 million in 2013. The decrease reflects a $142 million decrease in capital expenditures which was substantially offset by a $108 million decrease in auction rate securities sales.
Capital expenditures totaled $643 million for 2013, a $142 million decrease from 2012. The decrease reflects multiple changes in our capital expenditures including fewer remodels and new stores and lower spending on E-Commerce fulfillment centers, partially offset by higher IT spending.
The following table summarizes expected and actual capital expenditures by major category:

	2014 Estimate	2013	2012	2011
Computer hardware and software	39%	45%	33%	18%
Fixtures and store improvements	30	25	18	7
Remodels/relocations	13	10	14	26
New stores	6	9	18	27
Other	12	9	3	7
Distribution centers	—	2	14	15
Total	100%	100%	100%	100%
We expect total capital expenditures of approximately $725 million in fiscal 2014. The expected increase over 2013 reflects higher spending for corporate expansion and IT, partially offset by fewer new store openings. The actual amount of our future capital expenditures will depend on the number and timing of new stores and remodels, distribution centers and E-Commerce fulfillment centers opened and remodeled; the mix of owned, leased or acquired stores; and IT spending. We do not anticipate that our capital expenditures will be limited by any restrictive covenants in our financing agreements.
Net cash used in investing activities decreased $142 million to $660 million in 2012. The decrease reflects lower capital expenditures primarily due to fewer remodels and new stores, partially offset by higher technology spending.

Financing activities.
Our financing activities used cash of $827 million in 2013 and $1.3 billion in 2012. The decrease is primarily due to lower share repurchases.
We repurchased 15 million shares of our common stock for $799 million in 2013 and 26 million shares for $1.3 billion in 2012. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors. The shares were purchased as part of our share repurchase program. We have $2.3 billion of authorized share repurchases remaining from the $3.5 billion program approved by our Board of Directors in November 2012. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions, and to complete the program in early fiscal 2016.
In September 2013, we issued $300 million of 4.75% notes with semi-annual interest payments beginning in December 2013. In September 2012, we issued $350 million of 3.25% notes with semi-annual interest payments beginning in February 2013.
We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility. In June 2013, we amended the revolving line of credit that we finalized in June 2011. The amendment extended the remaining term from June 2016 to June 2018 and changed the debt ratio covenant. There were no draws on these facilities during 2013 or 2012.
Our credit ratings have been unchanged since September 2007 when we issued $1 billion in debt. As of February 1, 2014, our ratings were as follows:

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
During 2013, we paid cash dividends of $302 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 27	May 15	August 13	November 13
Record date	March 13	June 12	September 11	December 11
Payment date	March 27	June 26	September 25	December 24
Amount per common share	$0.35	$0.35	$0.35	$0.35
On February 26, 2014 our Board of Directors approved a dividend of $0.39 per common share which will be paid on March 26, 2014 to shareholders of record as of March 12, 2014.
Our financing activities used cash of $1.3 billion in 2012 and $2.4 billion in 2011. The decrease is primarily due to lower treasury stock purchases.

Key financial ratios.
The following ratios provide certain measures of our liquidity, return on investments, and capital structure.

	2013	2012	2011
Liquidity Ratios:	(Dollars in Millions)
Working capital	$2,556	$2,184	$2,222
Current ratio	1.93	1.86	1.85
Free Cash Flow (a)	$1,127	$381	$1,135
Return on Investment Ratios:
Ratio of earnings to fixed charges	3.7	4.1	4.8
Return on Assets	6.2%	6.9%	8.1%
Return on Gross Investment (a)	15.5%	16.8%	18.8%
Capital Structure Ratios:
Debt/capitalization	44.8%	42.9%	39.5%
Adjusted Debt to EBITDAR (a)	2.42	2.23	1.99
(a) Non-GAAP financial measure
Liquidity ratios.

Working capital increased $372 million and our current ratio increased 7 basis points over year-end 2012. The increases were primarily due to higher cash balances. The 2012 working capital and current ratio were generally consistent with 2011.

We generated $1.1 billion of free cash flow in 2013; an increase of $746 million over 2012. As discussed above, the increase is primarily the result of higher cash provided by operating activities, and lower capital expenditures in fiscal 2013. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less acquisition of property & equipment and capital lease & financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations. See the key financial ratio calculations section below.
Return on investment ratios.

Lower earnings resulted in decreases in all three of our return on investment ratios - ratio of earnings to fixed charges, return on assets and return on gross investment ("ROI"). See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of our ratio of earnings to fixed charges and the key financial ratio calculations below for the return on assets calculation.

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
Capital structure ratios.

Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted debt ratio. As of February 1, 2014, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2014. See the key financial ratio calculations section below for our debt covenant calculation.

Our debt/capitalization ratio was 44.8% at year-end 2013, 42.9% at year-end 2012 and 39.5% at year-end 2011. The increases are primarily due to higher debt levels and lower capitalization as a result of share repurchases.

Our Adjusted Debt to EBITDAR ratio was 2.42 for 2013, 2.23 for 2012 and 1.99 for 2011. The increases are primarily due to higher debt levels. Adjusted Debt to EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by EBITDAR. We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain an Adjusted Debt to EBITDAR ratio of approximately 2.25, to manage debt levels to maintain a BBB+ investment-grade credit rating and to operate with an efficient capital structure for our size, growth plans and industry. We exceeded our target goal in 2013 to take advantage of a favorable, low interest rate debt environment.  We expect to manage our business and debt levels to get our overall ratio back to our target goal over the next several years. Our Adjusted Debt to EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted Debt to EBITDAR should be evaluated in addition to, and not considered a substitute for, other financial measures such as debt/capitalization. See the key financial ratio calculations section below for our Adjusted Debt to EBITDAR calculation.

Key financial ratio calculations.
The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2013	2012	2011
	(Dollars in Millions)
Net cash provided by operating activities	$1,884	$1,265	$2,139
Acquisition of property & equipment	(643)	(785)	(927)
Capital lease & financing obligation payments	(115)	(111)	(91)
Proceeds from financing obligations	1	12	14
Free cash flow	$1,127	$381	$1,135
The following table includes our ROI and return on assets (the most comparable GAAP measure) calculations:

	2013	2012	2011
	(Dollars in Millions)
Net income	$889	$986	$1,167
Net interest	338	329	299
Provision for income taxes	515	575	692
Depreciation and amortization	889	833	778
Rent expense	270	265	265
EBITDAR	$2,901	$2,988	$3,201
Average: (a)
Total assets	$14,335	$14,266	$14,434
Cash equivalents and long-term investments (b)	(321)	(677)	(1,421)
Deferred tax and other assets	(149)	(126)	(124)
Accumulated depreciation and amortization	5,457	4,943	4,473
Accounts payable	(1,556)	(1,622)	(1,439)
Accrued liabilities	(1,082)	(1,079)	(1,068)
Other long-term liabilities	(538)	(478)	(458)
Capitalized rent (c)	2,625	2,573	2,598
Gross Investment (“AGI”)	$18,771	$17,800	$16,995
Return on Assets (“ROA”) (d)	6.2%	6.9%	8.1%
Return on Gross Investment (“ROI”) (e)	15.5%	16.8%	18.8%
(a)    Represents average of 5 most recent quarter end balances
(b)    Represents excess cash not required for operations
(c)    Represents 10 times store rent and 5 times equipment/other rent
(d)    Net income divided by average total assets
(e)    EBITDAR divided by Gross Investment

The following table includes our debt ratio calculation, as defined by our debt agreements as of February 1, 2014:

(Dollars in Millions)
Included Indebtedness
Total debt	$4,869
Permitted exclusions	(8)

Subtotal	4,861
Rent x 8	2,160

Included Indebtedness	$7,021

Adjusted Debt Compliance EBITDAR
Net income	$889
Rent expense	270
Depreciation and amortization	889
Net interest	338
Provision for income taxes	515
EBITDAR	2,901
Stock based compensation	55
Other non-cash revenues and expenses	24
Adjusted Debt Compliance EBITDAR	$2,980

Debt Ratio (a)	2.36
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

The following table includes our Adjusted Debt to EBITDAR and debt/capitalization (a comparable GAAP measure) calculations:

	2013	2012	2011
	(Dollars in Millions)
Total Debt	$4,861	$4,553	$4,244
Adjusted Rent (a)	2,160	2,120	2,117
Adjusted Debt	$7,021	$6,673	$6,361
Total Equity	$5,978	$6,048	$6,508
EBITDAR (b)	$2,901	$2,988	$3,201
Debt/capitalization (c)	44.8%	42.9%	39.5%
Adjusted Debt to EBITDAR (d)	2.42	2.23	1.99
(a)    Represents 8 times annual rent
(b)    See details in ROI calculation above
(c)    Total debt divided by total debt and shareholders' equity
(d)    Adjusted debt divided by EBITDAR

Contractual Obligations
Our contractual obligations as of February 1, 2014 were as follows:

	Maturing in:
	Total	2014	2015 and 2016	2017 and 2018	2019 and after
	(Dollars In Millions)
Recorded contractual obligations:
Long-term debt	$2,800	$—	$—	$650	$2,150
Capital lease and financing obligations	1,611	127	200	194	1,090
	4,411	127	200	844	3,240
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,765	149	297	263	1,056
Capital lease and financing obligations	2,844	187	350	317	1,990
Operating leases (a)	5,973	245	482	474	4,772
Royalties	330	90	142	83	15
Purchase obligations (b)	4,032	4,032	—	—	—
Other (c)	432	150	114	74	94
	15,376	4,853	1,385	1,211	7,927
Total	$19,787	$4,980	$1,585	$2,055	$11,167

(a)
Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $175 million for 2013, $165 million for 2012 and $161 million for 2011. The lease term includes cancelable option periods where failure to exercise such options would result in economic penalty.

(b)
Our purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

(c)	Our other commitments include legally binding minimum lease and interest payments for stores opening in 2014 or later, as well as payments associated with technology and marketing agreements.
We have not included $146 million of long-term liabilities for unrecognized tax benefits and the related interest and penalties in the contractual obligations table because we are not able to reasonably estimate the timing of cash settlements. It is reasonably possible that such tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will materially affect liquidity and cash flows.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of year-end 2013.
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
We did not make any material changes in the methodologies used to value our inventory or to estimate the markdown and shrink reserves during 2013, 2012 or 2011. We believe that we have sufficient current and historical knowledge to record reasonable estimates for our inventory reserves. Though historical reserves have approximated actual markdowns and shrink adjustments, it is possible that future results could differ from current recorded reserves.
Because we routinely record permanent markdowns for potentially obsolete merchandise, we do not believe that a markdown reserve was required as of February 1, 2014. Changes in the assumptions used to estimate our markdown reserve requirement would not have had a material impact on our financial statements. A 10 basis point change in estimated inventory shrink would also have had an immaterial impact on our financial statements.
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
Most of our vendor allowance agreements are supported by signed contracts which are binding, but informal in nature. The terms of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Vendor allowances will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory as well as advertising and other reimbursed costs.
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
We use a third-party actuary to estimate the liabilities associated with these risks. The actuary considers historical claims experience, demographic and severity factors and actuarial assumptions to estimate the liabilities associated with these risks. As of February 1, 2014, estimated liabilities for workers’ compensation and general liability claims were approximately $34 million.
A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. Changes in actuarial assumptions could also have an impact on estimated reserves. Historically, our actuarial estimates have not been materially different from actual results.
We are fully self-insured for employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary to estimate the liability for incurred, but not reported, health care claims. This estimate uses historical claims information as well as estimated health care trends. As of February 1, 2014, we had recorded approximately $13 million for medical, pharmacy and dental claims which were incurred in 2013 and expected to be paid in 2014. Historically, our actuarial estimates have not been materially different from actual results.
Impairment of Assets
As of February 1, 2014, our investment in buildings and improvements, before accumulated depreciation, was $10 billion. We review these buildings and improvements for impairment when an event or changes in circumstances, such as decisions to close a store or significant operating losses, indicate the carrying value of the asset may not be recoverable.
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
Income Taxes
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit, excluding accrued interest and penalties, was $125 million as of February 1, 2014 and $108 million as of February 2, 2013.
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
Operating Leases
As of February 1, 2014, 747 of our 1,158 retail stores were subject to either a ground or building lease. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital or operating lease in accordance with ASC 840, “Leases.”
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
All of our long-term debt at year-end 2013 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.
Cash equivalents and long-term investments earn interest at variable rates and are affected by changes in interest rates. During 2013, average investments were $750 million and average yield was 0.25%. If interest rates on the average 2013 variable rate cash equivalents and long-term investments increased by 100 basis points, our annual interest income would also increase by approximately $7.5 million assuming comparable investment levels.
We share in the net risk-adjusted revenue of the Kohl’s credit card portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. We also share the costs of funding the outstanding receivables if interest rates were to exceed defined rates. As a result, our share of profits from the credit card portfolio may be negatively impacted by increases in interest rates. The reduced profitability, if any, will be impacted by various factors, including our ability to pass higher funding costs on to the credit card holders and the outstanding receivable balance, and cannot be reasonably estimated at this time.

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
Our management assessed the effectiveness of our internal control over financing reporting as of February 1, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 Framework). Based on this assessment, our management has concluded that as of February 1, 2014, our internal control over financial reporting was effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited Kohl's Corporation's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Kohl's Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Kohl's Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended February 1, 2014 of Kohl's Corporation and our report dated March 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 21, 2014

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 15, 2014 Annual Meeting of Shareholders (“our 2014 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2014 Proxy, which information is incorporated herein by reference.
Our executive officers as of February 1, 2014 were as follows:

Name	Age	Position
Kevin Mansell	61	Chairman, Chief Executive Officer and President
Don Brennan	53	Chief Merchandising Officer
Michelle Gass	45	Chief Customer Officer
Kenneth Bonning	56	Senior Executive Vice President
Peggy Eskenasi	58	Senior Executive Vice President
Wesley S. McDonald	51	Senior Executive Vice President, Chief Financial Officer
Richard D. Schepp	53	Senior Executive Vice President
Mr. Mansell is responsible for Kohl’s strategic direction, long-term growth and profitability. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. Mr. Mansell began his retail career in 1975.
Mr. Brennan was promoted to Chief Merchandising Officer in December 2010 and is responsible for all merchandising divisions, product development, merchandise planning and allocation. Previously, he had served as Senior Executive Vice President since September 2007. Mr. Brennan began his retail career in 1982.
Ms. Gass joined Kohl's in June 2013 as Chief Customer Officer and is responsible for our overall customer engagement strategy, including our digital, marketing, public relations, and social responsibility efforts, as well as our E-Commerce business. Previously, she had served as President, Starbucks Europe, Middle East and Africa. Ms. Gass began her retail career in 1991.
Mr. Bonning was promoted to Senior Executive Vice President in May 2011 and is responsible for logistics, store planning and construction and information systems. Previously, he had served as Executive Vice President, Logistics, Facilities and Store Planning from October 2006 to May 2011. Mr. Bonning began his retail career in 1985.
Ms. Eskenasi was promoted to Senior Executive Vice President in December 2010 and oversees all product development. Previously, she had served as Executive Vice President—Product Development since October 2004. Ms. Eskenasi began her retail career in 1977.

Mr. McDonald was promoted to Senior Executive Vice President, Chief Financial Officer in December 2010 and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, credit and capital investment. Previously, he had served as Executive Vice President, Chief Financial Officer since August 2003. Mr. McDonald began his retail career in 1988.
Mr. Schepp was promoted to Senior Executive Vice President in May 2011 and is responsible for legal affairs, real estate, human resources, and internal audit. Mr. Schepp assumed responsibility for our Human Resource department in April 2012. He previously served as Executive Vice President—General Counsel, Secretary from August 2001 to May 2011. Mr. Schepp began his retail career in 1992.

Members of our Board of Directors as of February 1, 2014 were as follows:

Kevin Mansell Chairman, President and Chief Executive Officer, Kohl’s Corporation	Frank V. Sica (b)* (c) Managing Partner, Tailwind Capital

Peter Boneparth (b) (c) Senior Advisor, Irving Place Capital Partners	Peter M. Sommerhauser Shareholder, Godfrey & Kahn, S.C. Law Firm

Steven A. Burd (b) (c) Former Chairman, Chief Executive Officer and President, Safeway Inc.	Stephanie A. Streeter(a) (c)* Chief Executive Officer and Director Libbey, Inc.

Dale E. Jones (b) (c) President, Diversified Search	Nina G. Vaca(a)(c) Chairman, Chief Executive Officer, Pinnacle Technical Resources, Inc.

John E. Schlifske(a) (c) Chairman, President and Chief Executive Officer, Northwestern Mutual Life Insurance Company	Stephen E. Watson(a)* (c) Former President, Chief Executive Officer of Gander Mountain, L.L.C. Former Chairman and Chief Executive Officer, Department Store Division of Dayton-Hudson Corporation

(a)Audit Committee member
(b)Compensation Committee member
(c)Governance & Nominating Committee member
* Denotes Chair

Item 11. Executive Compensation
See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2014 Proxy, including the Compensation Discussion & Analysis, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2014 Proxy, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
See the information provided in the “Independence Determinations & Related Party Transactions” section of our 2014 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
See the information provided in the “Fees Paid to Ernst & Young” section of our 2014 Proxy, which information is incorporated herein by reference.

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
Dated: March 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ PETER M. SOMMERHAUSER Peter M. Sommerhauser Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ DALE E. JONES Dale E. Jones Director	/S/ NINA G. VACA Nina G. Vaca Director

/S/ JOHN E. SCHLIFSKE John E. Schlifske Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

/S/ FRANK V. SICA Frank V. Sica Director

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 5, 2011.

4.1
Credit Agreement Amendment dated as of June 21, 2013 by and among the Company, the Lenders party thereto, Bank of America, N.A., as the Administrative Agent and as a Continuing Lender and as an Issuing Bank and a Swing Line Lender, U.S Bank National Association, as a Continuing Lender, an Issuing Bank, and a Swing Line Lender, and Wells Fargo Bank, National Association, as a Continuing Lender, an Issuing Bank, and a Swing Line Lender, incorporated herein by reference to Item 4.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013.

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

10.7	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.8	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.9	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.10
Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Annex A to the Proxy Statement on Schedule 14A filed on March 26, 2010 in connection with the Company’s 2010 Annual Meeting.*

Exhibit Number	Description
10.11
Form of Executive Performance Share Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated as of January 13, 2014.*

10.12
Form of Executive Stock Option Agreement pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan, incorporated herin by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 10, 2010.*

10.14
Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.15
Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.16	Summary of Outside Director Compensation. *

10.17
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of April 1, 2012, incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

10.18
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Donald Brennan dated as of April 1, 2012, incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

10.19	Employment Agreement dated as of May 20, 2014 by and between Kohl's Corporation and Kohl's Department Stores, Inc. and Michelle Gass.*

10.20
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and John Worthington dated as of April 1, 2012, incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

10.21
Agreement dated as of May 20, 2013 by and between John Worthington and Kohl's Departments Stores, Inc., incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2013.*

10.22
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Peggy Eskenasi dated as of April 1, 2012, incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

10.23
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc.and Wesley S. McDonald dated as of April 1, 2012, incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

10.24	Amended and Restated Employment Agreement dated as of April 1, 2012 by and between Kohl's Corporation and Kohl's Department Stores, Inc. and Richard D. Schepp.*

Exhibit Number	Description
10.25
Form of Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and its Senior Executive Vice Presidents, incorporated herein by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	A management contract or compensatory plan or arrangement.

Schedules have been omitted as they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited the accompanying consolidated balance sheets of Kohl's Corporation (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl's Corporation at February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl's Corporation's internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 21, 2014

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars In Millions)

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$971	$537
Merchandise inventories	3,874	3,748
Deferred income taxes	142	122
Other	305	312
Total current assets	5,292	4,719
Property and equipment, net	8,745	8,872
Long-term investments	64	53
Other assets	277	261
Total assets	$14,378	$13,905

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,365	$1,307
Accrued liabilities	1,138	986
Income taxes payable	94	137
Current portion of capital lease and financing obligations	139	105
Total current liabilities	2,736	2,535
Long-term debt	2,792	2,492
Capital lease and financing obligations	1,930	1,956
Deferred income taxes	382	362
Other long-term liabilities	560	512
Shareholders’ equity:
Common stock - 364 and 360 million shares issued	4	4
Paid-in capital	2,598	2,454
Treasury stock, at cost, 153 and 138 million shares	(8,052)	(7,243)
Accumulated other comprehensive loss	(34)	(45)
Retained earnings	11,462	10,878
Total shareholders’ equity	5,978	6,048
Total liabilities and shareholders’ equity	$14,378	$13,905
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except per Share Data)

	2013	2012	2011
Net sales	$19,031	$19,279	$18,804
Cost of merchandise sold	12,087	12,289	11,625
Gross margin	6,944	6,990	7,179
Operating expenses:
Selling, general and administrative	4,313	4,267	4,243
Depreciation and amortization	889	833	778
Operating income	1,742	1,890	2,158
Interest expense, net	338	329	299
Income before income taxes	1,404	1,561	1,859
Provision for income taxes	515	575	692
Net income	$889	$986	$1,167
Net income per share:
Basic	$4.08	$4.19	$4.33
Diluted	$4.05	$4.17	$4.30

Dividends declared and paid per share	$1.40	$1.28	$1.00
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

	2013	2012	2011
Net income	$889	$986	$1,167
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	8	5	13
Interest rate derivatives:
Unrealized loss arising during period	—	—	(30)
Reclassification adjustment for interest expense included in net income	3	3	1
Other comprehensive income (loss)	11	8	(16)
Comprehensive income	$900	$994	$1,151
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions, Except per Share Data)

	Common Stock		Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at January 29, 2011	355	$4	$2,225	(64)	$(3,643)	$(37)	$9,301	$7,850
Comprehensive income (loss)	—	—	—	—	—	(16)	1,167	1,151
Stock options and awards, net of tax	3	—	114	—	(5)	—	—	109
Dividends paid ($1.00 per common share)	—	—	—	—	2	—	(273)	(271)
Treasury stock purchases	—	—	—	(47)	(2,331)	—	—	(2,331)
Balance at January 28, 2012	358	4	2,339	(111)	(5,977)	(53)	10,195	6,508
Comprehensive income	—	—	—	—	—	8	986	994
Stock options and awards, net of tax	2	—	115	—	(9)	—	—	106
Dividends paid ($1.28 per common share)	—	—	—	—	3	—	(303)	(300)
Treasury stock purchases	—	—	—	(27)	(1,260)	—	—	(1,260)
Balance at February 2, 2013	360	4	2,454	(138)	(7,243)	(45)	10,878	6,048
Comprehensive income	—	—	—	—	—	11	889	900
Stock options and awards, net of tax	4	—	144	—	(13)	—	—	131
Dividends paid ($1.40 per common share)	—	—	—	—	3	—	(305)	(302)
Treasury stock purchases	—	—	—	(15)	(799)	—	—	(799)
Balance at February 1, 2014	364	$4	$2,598	(153)	$(8,052)	$(34)	$11,462	$5,978
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	2013	2012	2011
Operating activities
Net income	$889	$986	$1,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	889	833	778
Share-based compensation	55	50	57
Excess tax benefits from share-based compensation	(3)	(4)	(2)
Deferred income taxes	(7)	(79)	144
Other non-cash expenses, net	43	29	39
Changes in operating assets and liabilities:
Merchandise inventories	(116)	(523)	(160)
Other current and long-term assets	(11)	(37)	(42)
Accounts payable	58	74	96
Accrued and other long-term liabilities	149	(60)	63
Income taxes	(62)	(4)	(1)
Net cash provided by operating activities	1,884	1,265	2,139
Investing activities
Acquisition of property and equipment	(643)	(785)	(927)
Sales of investments in auction rate securities	1	109	145
Other	19	16	(20)
Net cash used in investing activities	(623)	(660)	(802)
Financing activities
Treasury stock purchases	(799)	(1,284)	(2,306)
Shares withheld for taxes on vested restricted shares	(13)	(9)	(5)
Dividends paid	(302)	(300)	(271)
Proceeds from issuance of debt	300	350	646
Deferred financing costs	(4)	(3)	(8)
Interest rate hedge payment	—	—	(48)
Long-term debt payments	—	—	(400)
Proceeds from financing obligations	1	12	14
Capital lease and financing obligation payments	(115)	(111)	(91)
Proceeds from stock option exercises	102	68	58
Excess tax benefits from share-based compensation	3	4	2
Net cash used in financing activities	(827)	(1,273)	(2,409)
Net increase (decrease) in cash and cash equivalents	434	(668)	(1,072)
Cash and cash equivalents at beginning of period	537	1,205	2,277
Cash and cash equivalents at end of period	$971	$537	$1,205
Supplemental information:
Interest paid, net of capitalized interest	$326	$318	$297
Income taxes paid	561	654	550
Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	$121	$63	$79
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies
Business
As of February 1, 2014, Kohl’s Corporation operated 1,158 family-oriented department stores and a website (www.Kohls.com) that feature exclusive and national brand apparel, footwear, accessories, soft home products and housewares targeted to middle-income customers. Our stores are located in 49 states.
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

Fiscal year	Ended	Number of Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52
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
Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $89 million at February 1, 2014 and $84 million at February 2, 2013.
Long-term Investments
Long-term investments consist of investments in auction rate securities (“ARS”) which are classified as available-for-sale securities and recorded at fair value.

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) basis using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. We record an additional reserve if the future estimated selling price is less than cost.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Property and Equipment
Property and equipment consist of the following:

	Feb 1, 2014	Feb 2, 2013
	(Dollars In Millions)
Land	$1,095	$1,089
Buildings and improvements:
Owned	7,713	7,575
Leased	1,845	1,820
Store fixtures and equipment	2,147	2,517
Computer hardware and software	1,033	779
Construction in progress	291	200
Total property and equipment, at cost	14,124	13,980
Less accumulated depreciation	(5,379)	(5,108)
Property and equipment, net	$8,745	$8,872
Construction in progress includes land, building and improvements, and computer hardware and software which is not ready for its intended use.
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

Long-Lived Assets
All property and equipment and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No material impairments were recorded in 2013, 2012, or 2011 as a result of the tests performed.
Accrued Liabilities
Accrued liabilities consist of the following:

	Feb 1, 2014	Feb 2, 2013
	(Dollars In Millions)
Various liabilities to customers	$296	$275
Payroll and related fringe benefits	112	101
Sales, property and use taxes	166	153
Credit card liabilities	109	120
Other	455	337
Accrued liabilities	$1,138	$986
The various liabilities to customers include gift cards and merchandise return cards that have been issued but not presented for redemption.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Self-Insurance
We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, and employee-related health care benefits, a portion of which is paid by our associates. Liabilities associated with these losses include estimates of both reported losses and losses incurred but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits were approximately $47 million at February 1, 2014 and $42 million at February 2, 2013. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.
As of January 1, 2014, our self insurance exposure differs based on the type of claim.  For catastrophic claims like earthquakes, floods and windstorms, we are self insured for 5% of the insurance claim.  For other standard claims like fire and building damages, we are self insured for the first $250,000 of property loss claims plus10% of additional losses up to $30 million.
Treasury Stock
We account for repurchases of common stock and shares withheld in lieu of taxes when restricted stock vests using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.
Accumulated Other Comprehensive Loss and Other Comprehensive Income (Loss)
Accumulated other comprehensive loss consists of the following:

	Unrealized Gains (Losses) on Investments	Loss on Interest Rate Derivatives	Accumulated Other Comprehensive Loss
	(Dollars In Millions)
Balance at January 28, 2012	$(24)	$(29)	$(53)
Other comprehensive income	5	3	8
Balance at February 2, 2013	(19)	(26)	(45)
Other comprehensive income	8	3	11
Balance at February 1, 2014	$(11)	$(23)	$(34)

The tax effects of each component of other comprehensive income (loss) are as follows:

	2013	2012	2011
	(Dollars In Millions)
Unrealized gains on investments:
Before-tax amounts	$12	$9	$21
Tax expense	(4)	(4)	(8)
After-tax amounts	8	5	13
Interest rate derivatives:
Before-tax amounts	5	5	(47)
Tax (expense) benefit	(2)	(2)	18
After-tax amounts	3	3	(29)
Other comprehensive income (loss)	$11	$8	$(16)

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Revenue Recognition
Revenue from the sale of merchandise at our stores is recognized at the time of sale, net of any returns. Sales of merchandise shipped to our customers are recorded based on estimated receipt of merchandise by the customer. Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.
Revenue from Kohl's gift card sales is recognized when the gift card is redeemed. Gift card breakage revenue is based on historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by a customer is remote.
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

Advertising
Advertising costs, which include primarily television and radio broadcast, direct mail, digital, and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	2013	2012	2011
	(Dollars In Millions)
Gross advertising costs	$1,185	$1,163	$1,123
Vendor allowances	(172)	(170)	(161)
Net advertising costs	$1,013	$993	$962
Net advertising costs as a percent of net sales	5.3%	5.2%	5.1%

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
The information required to compute basic and diluted net income per share is as follows:

	2013	2012	2011
	(In Millions, Except per Share Data)
Numerator—net income	$889	$986	$1,167
Denominator—weighted average shares
Basic	218	235	270
Impact of dilutive employee stock options (a)	2	2	1
Diluted	220	237	271
Net income per share:
Basic	$4.08	$4.19	$4.33
Diluted	$4.05	$4.17	$4.30

(a)	Excludes 10 million share-based awards for 2013, 14 million share-based awards for 2012 and 11 million share-based awards for 2011 as the impact of such awards was antidilutive.

Share-Based Awards
Stock-based compensation expense, including stock options and nonvested stock awards, is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

To conform to the current year presentation, in our Consolidated Statements of Changes in Shareholders' Equity, we have we reclassed shares withheld for taxes on vested restricted shares from "Treasury stock purchases" to "Stock options and rewards, net of tax". The reclass was $9 million for 2012 and $5 million for 2011.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturing	Effective Rate	Coupon Rate	February 1, 2014	February 2, 2013
			(Dollars in Millions)
2017	6.31%	6.25%	$650	$650
2021	4.81%	4.00%	650	650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	—
2029	7.36%	7.25%	200	200
2033	6.05%	6.00%	300	300
2037	6.89%	6.88%	350	350
Total senior debt	5.54%		2,800	2,500
Unamortized debt discount			(8)	(8)
Long-term debt			$2,792	$2,492
In September 2013, we issued $300 million of 4.75% notes with semi-annual interest payments beginning December 2013. The notes mature on December 15, 2023.

In September 2012, we issued $350 million of 3.25% notes with semi-annual interest payments beginning February 2013. The notes mature on February 1, 2023.
In June 2013, we amended the $1 billion senior unsecured revolving line of credit that we finalized in June 2011. The amendment extended the remaining term from June 2016 to June 2018 and changed the debt ratio covenant. There were no outstanding borrowings on this line of credit in 2013 or 2012.
Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of February 1, 2014, we were in compliance with all covenants of the various debt agreements.
We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $64 million at February 1, 2014, issued under uncommitted lines with two banks.

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

The following table summarizes our financial instruments:

		February 1, 2014		February 2, 2013
	Pricing Category	Cost	Fair Value	Cost	Fair Value
		(In Millions)
Cash and cash equivalents	Level 1	$971	$971	$537	$537
Long-term investments	Level 3	82	64	84	53
Debt	Level 1	2,792	2,988	$2,492	2,702

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Fair Value Measurements (continued)

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

Unobservable inputs include expected redemption date and discount rate. We assumed a seven-year redemption period in valuing our ARS. We intend to hold our ARS until maturity or until we can liquidate them at par value. Based on our other sources of income, we do not believe we will be required to sell them before recovery of par value. In some cases, holding the security until recovery may mean until maturity, which ranges from 2037 to 2039. The discount rate was calculated using the closest match available for other insured asset backed securities. Discount rates ranged from 7.34% to 7.79%. A market failure scenario was employed as recent successful auctions of these securities were very limited. Assuming a longer redemption period and a higher discount rate would result in a lower fair market value. Similarly, assuming a shorter redemption period and a lower discount rate would result in a higher fair market value.

The following table presents a rollforward of our long-term investments:

	2013	2012
	(Dollars In Millions)
Balance at beginning of year	$53	$153
Sales	(1)	(109)
Unrealized gains	12	9
Balance at end of year	$64	$53
4. Lease Commitments
Rent expense charged to operations was $270 million for 2013 and $265 million for both 2012 and 2011. In addition, we are often required to pay real estate taxes, insurance and maintenance costs. These items are not included in the rent expenses listed above. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.
Future minimum lease payments at February 1, 2014 were as follows:

	Capital Lease and Financing Obligations	Operating Leases
	(Dollars In Millions)
Fiscal year:
2014	$314	$245
2015	277	243
2016	273	239
2017	262	237
2018	249	237
Thereafter	3,080	4,772
	4,455	$5,973
Non-cash gain on future sale of property	458
Amount representing interest	(2,844)
Present value of lease payments	$2,069

5. Benefit Plans
We have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 100% of their base compensation, subject to certain statutory limits. We match 100% of the first 5% of each participant’s contribution.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Benefit Plans (continued)
We also have an Employee Stock Ownership Plan (“ESOP”) for the benefit of a group of our non-management associates. Contributions are made at the discretion of the Board of Directors. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.
We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested.

The total costs for these benefit plans were $49 million for 2013, $53 million for 2012, and $57 million for 2011.

6. Income Taxes
Deferred income taxes consist of the following:

	Feb 1, 2014	Feb 2, 2013
	(Dollars In Millions)
Deferred tax liabilities:
Property and equipment	$1,416	$1,405
Deferred tax assets:
Merchandise inventories	24	23
Accrued and other liabilities, including stock options	223	217
Capital lease and financing obligations	813	810
Accrued step rent liability	94	86
Unrealized loss on investments	7	12
Unrealized loss on interest rate swap	15	17
	1,176	1,165
Net deferred tax liability	$240	$240
On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. We are currently analyzing the expected impact of the new regulations and we do not believe the impact will be material to our financial position or results of operations.
The components of the provision for income taxes as follows:

	2013	2012	2011
	(Dollars In Millions)
Current federal	$469	$590	$497
Current state	45	60	60
Deferred federal	10	(66)	124
Deferred state	(9)	(9)	11
	$515	$575	$692

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2013	2012	2011
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	2.2	2.7
Tax-exempt interest income	(0.2)	(0.1)	—
Federal HIRE Act tax credit	—	—	(0.4)
Other Federal tax credits	(0.3)	(0.3)	(0.1)
Provision for income taxes	36.7%	36.8%	37.2%

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (continued)
We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2008 through 2013 tax years. State returns subject to examination vary depending upon the state. Generally, the 2010 through 2013 tax years are subject to state examination; however, in some instances, earlier periods are presently being audited. The earliest open period is 2003. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2013	2012
	(Dollars In Millions)
Balance at beginning of year	$108	$101
Increases due to:
Tax positions taken in prior years	6	1
Tax positions taken in current year	21	22
Decreases due to:
Tax positions taken in prior years	(4)	(9)
Settlements with taxing authorities	(3)	(1)
Lapse of applicable statute of limitations	(3)	(6)
Balance at end of year	$125	$108
Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $21 million at February 1, 2014 and $18 million at February 2, 2013. Interest and penalty expense was $3 million for 2013 and $1 million for 2012.
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $88 million as of February 1, 2014 and $75 million as of February 2, 2013.
It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

7. Stock-Based Compensation
We currently grant share-based compensation pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units and options to purchase shares of our common stock, to officers, key employees and directors. As of February 1, 2014, there were 18.5 million shares authorized and 12.1 million shares available for grant under the 2010 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.
Annual grants of stock options and nonvested stock are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year. We also have outstanding options which were granted under previous compensation plans.
Stock options
The majority of stock options granted to employees typically vest in five equal annual installments. Outstanding options granted to employees after 2005 have a term of seven years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Options granted to directors have a term of 10 years.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)
All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions as of the grant date:

	2013	2012	2011
Dividend yield	2.9%	2.6%	1.8%
Volatility	32.7%	33.7%	33.1%
Risk-free interest rate	0.9%	1.0%	2.0%
Expected life in years	5.5	5.5	5.5
Weighted average fair value at grant date	$10.68	$11.79	$14.54
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
The following table summarizes our stock option activity for 2013, 2012, and 2011:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	15,212	$53.96	16,564	$53.41	17,869	$53.17
Granted	575	47.86	1,458	49.00	1,056	52.60
Exercised	(2,494)	41.02	(1,718)	40.01	(1,349)	43.12
Forfeited/expired	(1,918)	56.59	(1,092)	60.93	(1,012)	62.07
Balance at end of year	11,375	$56.05	15,212	$53.96	16,564	$53.41
The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $30 million in 2013, $20 million in 2012 and $16 million in 2011.
Additional information related to stock options outstanding and exercisable at February 1, 2014, segregated by exercise price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
$ 17.00 – $ 35.50	313	1.1	$34.70	313	1.1	$34.70
$ 35.51 – $ 38.30	37	1.7	37.65	37	1.7	37.65
$ 38.31 – $ 41.63	948	2.3	41.58	634	2.4	41.55
$ 41.64 – $ 45.57	776	2.7	43.57	571	1.5	43.14
$ 45.58 – $ 50.37	2,529	4.9	48.25	1,401	4.6	48.44
$ 50.38 – $ 51.81	851	4.7	50.87	586	4.3	50.69
$ 51.82 – $ 66.25	2,979	3.2	57.24	2,162	2.8	58.51
$ 66.26 – $ 75.90	989	2.2	68.68	989	2.2	68.68
$ 75.91 – $ 77.62	1,953	0.2	75.99	1,953	0.2	75.99
	11,375	2.9	$56.05	8,646	2.3	$58.25
Intrinsic value (in thousands)	$25,656			$18,660

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)
The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on February 1, 2014 ($50.63) over the exercise price multiplied by the applicable number of stock options.
Nonvested stock awards
We have also awarded shares of nonvested common stock to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Nonvested stock awarded to employees generally vests over four or five years. In 2013, 2012, and 2011, we also granted performance-vested restricted shares to selected members of senior management. Vesting of performance-vested shares is contingent upon achievement of certain performance criteria, such as designated net income levels or sales levels that exceed those of a group of our peers. Upon the satisfaction of the contingency, the performance-vested shares vest in accordance with a designated timetable, generally over a five-year period from the date of grant. Director awards vest over the term to which the director was elected, generally one year. In lieu of cash dividends, nonvested stock awards are granted restricted stock equivalents which vest consistently with the underlying nonvested stock awards.
The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends, for 2013, 2012, and 2011:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	2,323	$50.47	1,946	$51.11	1,116	$49.30
Granted	1,189	49.22	1,038	48.86	1,198	52.34
Vested	(706)	48.00	(492)	49.77	(308)	49.28
Forfeited	(153)	50.48	(169)	50.04	(60)	51.31
Balance at end of year	2,653	$50.56	2,323	$50.47	1,946	$51.11
The aggregate fair value of awards at the time of vesting was $34 million in 2013, $24 million in 2012 and $16 million in 2011.
Performance share units
In January 2014, we granted performance-based restricted stock units ("performance share units") to certain executives. The performance measurement period for these performance share units is fiscal years 2014 through 2016. The fair market value of the grant was $57.37 per unit and was determined using a Monte-Carlo valuation on the date of grant. The performance share units cover a target of 230,000 shares. The actual number of shares which will be earned at the end of the three-year vesting period will vary based on our cumulative financial performance over the vesting period. The number of performance share units earned will be modified up or down based on Kohl’s Relative Total Shareholder Return against a defined peer group during the vesting period. The payouts, if earned, will be settled in Kohl's common stock after the end of each multi-year performance period.
Other required disclosures
Stock-based compensation expense is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $55 million for 2013, $50 million for 2012 and $57 million for 2011. At February 1, 2014, we had approximately $178 million of unrecognized share-based compensation expense (before forfeitures and capitalization), which is expected to be recognized over a weighted-average period of 3 years.

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

9. Quarterly Financial Information (Unaudited)

Each quarterly period below was a 13-week accounting period, with the exception of the fourth quarter of 2012, which was a 14-week period.

	2013
	First	Second	Third	Fourth
	(In Millions, Except per Share Data)
Net sales	$4,199	$4,289	$4,444	$6,099
Gross margin	$1,528	$1,676	$1,666	$2,075
Net income	$147	$231	$177	$334
Basic shares	222	220	216	213
Basic net income per share	$0.66	$1.05	$0.82	$1.57
Diluted shares	223	222	218	215
Diluted net income per share	$0.66	$1.04	$0.81	$1.56

	2012
	First	Second	Third	Fourth
	(In Millions, Except per Share Data)
Net sales	$4,243	$4,205	$4,490	$6,342
Gross margin	$1,524	$1,642	$1,712	$2,112
Net income	$154	$240	$215	$378
Basic shares	243	238	233	227
Basic net income per share	$0.63	$1.01	$0.92	$1.66
Diluted shares	245	239	235	228
Diluted net income per share	$0.63	$1.00	$0.91	$1.66
Due to changes in stock prices during the year and timing of share repurchases and issuances, the sum of quarterly net income per share may not equal the annual net income per share.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Related Party Transactions
One of our directors is also a shareholder of a law firm which performs legal services for us.
We have agreements with Blackhawk Network, Inc. (“Blackhawk”) pursuant to which Blackhawk distributes our prepaid gift cards for sale in various retail outlets and to which we sell prepaid gift cards for other retailers in our stores. We pay Blackhawk a fee for Kohl’s gift cards which are sold at other retailers and we receive a fee for selling gift cards for other retailers in our stores. Blackhawk is a subsidiary of Safeway Inc. (“Safeway”) and one of our directors was the Chairman and Chief Executive Officer of Safeway until May 14, 2013. This director also holds a small minority ownership interest in Blackhawk. The Blackhawk agreements were entered into in the ordinary course of our business, and our director was not involved in any negotiations. Blackhawk is a leading provider of gift card marketing services in the retail industry, and Safeway has confirmed that the terms of our agreements with Blackhawk are substantially similar to the terms of Blackhawk’s agreements with other similarly situated national retailers.