Form 10-Q
period 2014-05-03
KOHLS Corp
filed 2014-06-06
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 31, 2014 Common Stock, Par Value $0.01 per Share, 207,309,047 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	May 3, 2014	February 1, 2014	May 4, 2013
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$717	$971	$518
Merchandise inventories	3,981	3,874	3,961
Deferred income taxes	137	142	138
Other	280	305	294
Total current assets	5,115	5,292	4,911
Property and equipment, net	8,677	8,745	8,822
Other assets	341	341	317
Total assets	$14,133	$14,378	$14,050

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,382	$1,365	$1,452
Accrued liabilities	1,078	1,138	1,023
Income taxes payable	49	94	117
Current portion of capital lease and financing obligations	112	139	107
Total current liabilities	2,621	2,736	2,699
Long-term debt	2,792	2,792	2,492
Capital lease and financing obligations	1,919	1,930	1,938
Deferred income taxes	382	382	368
Other long-term liabilities	562	560	532
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,612	2,598	2,463
Treasury stock, at cost	(8,232)	(8,052)	(7,354)
Accumulated other comprehensive loss	(33)	(34)	(40)
Retained earnings	11,506	11,462	10,948
Total shareholders’ equity	5,857	5,978	6,021
Total liabilities and shareholders’ equity	$14,133	$14,378	$14,050
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net sales	$4,070	$4,199
Cost of merchandise sold	2,574	2,671
Gross margin	1,496	1,528
Operating expenses:
Selling, general and administrative	1,000	997
Depreciation and amortization	216	214
Operating income	280	317
Interest expense, net	85	83
Income before income taxes	195	234
Provision for income taxes	70	87
Net income	$125	$147

Net income per share:
Basic	$0.60	$0.66
Diluted	$0.60	$0.66

Dividends declared and paid per share	$0.39	$0.35
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended
	May 3, 2014	May 4, 2013
Net income	$125	$147
Other comprehensive income, net of tax:
Unrealized gains on investments	—	4
Reclassification adjustment for interest expense on interest rate derivative included in net income	1	1
Other comprehensive income	1	5
Comprehensive income	$126	$152
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 1, 2014	364	$4	$2,598	(153)	$(8,052)	$(34)	$11,462	$5,978
Comprehensive income	—	—	—	—	—	1	125	126
Stock options and awards	1	—	14	—	(14)	—	—	—
Dividends paid ($0.39 per common share)	—	—	—	—	1	—	(81)	(80)
Treasury stock purchases	—	—	—	(4)	(167)	—	—	(167)
Balance at May 3, 2014	365	$4	$2,612	(157)	$(8,232)	$(33)	$11,506	$5,857
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	May 3, 2014	May 4, 2013
Operating activities
Net income	$125	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216	214
Share-based compensation	11	9
Excess tax benefits from share-based compensation	(2)	(1)
Deferred income taxes	5	(13)
Other non-cash revenues and expenses	5	11
Changes in operating assets and liabilities:
Merchandise inventories	(105)	(210)
Other current and long-term assets	17	21
Accounts payable	17	145
Accrued and other long-term liabilities	(44)	11
Income taxes	(66)	(29)
Net cash provided by operating activities	179	305
Investing activities
Acquisition of property and equipment	(176)	(135)
Other	4	12
Net cash used in investing activities	(172)	(123)
Financing activities
Treasury stock purchases	(167)	(101)
Shares withheld for taxes on vested restricted shares	(14)	(8)
Dividends paid	(80)	(77)
Proceeds from financing obligations	3	—
Capital lease and financing obligation payments	(29)	(24)
Proceeds from stock option exercises	24	8
Excess tax benefits from share-based compensation	2	1
Net cash used in financing activities	(261)	(201)
Net decrease in cash and cash equivalents	(254)	(19)
Cash and cash equivalents at beginning of period	971	537
Cash and cash equivalents at end of period	$717	$518
Supplemental information:
Interest paid, net of capitalized interest	$65	$61
Income taxes paid	132	128
Non-Cash Investing and Financing Activities
Property and equipment acquired through additional liabilities	$6	$23
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on March 21, 2014.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new stores.
We operate as a single business unit.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  We are required to adopt the new pronouncement in the first quarter of fiscal 2017 using one of two retrospective application methods. We are evaluating the application method and the impact of this new statement on our financial statements.

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	May 3, 2014 and February 1, 2014	May 4, 2013
			(Dollars in Millions)
2017	6.31%	6.25%	$650	$650
2021	4.81%	4.00%	650	650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	—
2029	7.36%	7.25%	200	200
2033	6.05%	6.00%	300	300
2037	6.89%	6.88%	350	350
	5.54%		2,800	2,500
Unamortized debt discount			(8)	(8)
Long-term debt			$2,792	$2,492

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial instruments:

		May 3, 2014		February 1, 2014		May 4, 2013
	Pricing Category	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
		(In Millions)
Cash and cash equivalents	Level 1	$717	$717	$971	$971	$518	$518
Auction rate securities	Level 3	82	64	82	64	82	57
Debt	Level 1	2,792	3,082	2,792	2,988	2,492	2,802

Our investments in auction rate securities (“ARS”) are included in other long-term assets in our balance sheet. There have been no changes to the valuation methodology and no ARS activity since February 1, 2014.

4. Stock-Based Compensation

The following table summarizes stock-based compensation grants:

	Three Months Ended
	May 3, 2014	May 4, 2013
	(In Thousands)
Stock options granted	126	414
Restricted shares and units granted, excluding shares earned in lieu of cash dividends	730	654
Total stock-based compensation grants	856	1,068
Weighted average fair value at grant date:
Stock options	$12.68	$10.18
Restricted shares and units	$56.75	$46.39

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended
	May 3, 2014	May 4, 2013
	(In Millions)
Numerator—Net income	$125	$147
Denominator—Weighted average shares:
Basic	206	222
Impact of dilutive employee stock-based awards	2	1
Diluted	208	223
Antidilutive shares	7	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the first quarter” are for the 13-week fiscal periods ended May 3, 2014 and May 4, 2013.
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2013 Annual Report on Form 10-K (our “2013 Form 10-K”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2013 Form 10-K (particularly in “Risk Factors”).

Executive Summary

As of May 3, 2014, we operated 1,160 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
The following table summarizes our results for the quarter:

(Dollars and Shares in Millions)
Net sales	$4,070
Change in:
Net sales	(3.1)%
Comparable sales	(3.4)%
Gross margin as a percent of net sales	36.8%
Selling, general and administrative expenses	$1,000
Net income	$125
Net earnings per diluted share	$0.60
Shares repurchased	3.2
Treasury stock purchases	$167
For additional details about our financial results, see Results of Operations and Financial Condition and Liquidity.
Our main business objective is to profitably increase sales. In order to increase sales, we believe that we need to increase transactions per store, which is our primary sales driver. During the first quarter of 2014, we introduced a multi-year vision that we believe will increase transactions per store and sales. This vision, which we refer to as "the Greatness Agenda," is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams.
Amazing product provides a renewed focus on providing the right merchandise mix, being locally relevant, and tailoring products to every customer across every channel. Our new beauty offerings are an example of the new product that customers can find in many of our stores and on-line. We continue to test different beauty department formats. Initial tests show a significant increase in beauty sales for renovated stores. We expect to have renovated beauty departments in approximately 500 stores by the end of the third quarter.
We continue to offer new products to our customers as we believe this creates excitement for our customers and increases customer traffic to our stores and website. During the quarter, we launched our first Jumping Beans collection featuring Disney characters. The collection has performed better than expected and we plan to roll out new elements around more of the Disney portfolio throughout the rest of the year. In June 2014, we launched Fitbit as part of extending our active and wellness business. Finally, in the third quarter, we expect to launch both the IZOD brand in Men’s and the Juicy Couture brand in Women’s and to introduce a partnership with Elie Tahari as the next phase of our DesigNation strategy.
The goal of incredible savings is to help every customer get more from every dollar. In addition to the value offered in our Kohl's Cash and Kohl's-branded credit card, we are designing a rewards system to offer additional savings and to increase customer loyalty, especially for customers who do not have a Kohl's charge card. The program allows enrolled customers to earn various rewards or discounts based upon the volume of their purchases. The loyalty program is currently available in approximately 30% of our stores. Initial results have been very positive. We expect to expand the loyalty program to our Milwaukee market and relaunch the modified program in our Seattle market in the second quarter. We expect the program to be available in all stores by the end of the third quarter.
We are also making significant investments to create an easy experience for our customers wherever or however they choose to engage with us. Whether they are shopping in one of our stores, from their mobile devices or from their laptops, we are creating a consistent experience to ensure that our customers can connect with us wherever and however they wish. We will be focusing on improving the experience on tablets and smart phones as we progress throughout the remainder of 2014.
Personalized connections is about building lasting relationships with our customers. To build personalized connections during the shopping experience, we are focused on localizing and tailoring what we sell and how we communicate our product to ensure that our product and offers are personally relevant to each and every customer. At the same time, personalized connections is about contributing to causes such as children's health and education or the environment, so our customers see us as sensitive to the issues that are important to them.

The final pillar is winning teams, which is focused on building teams of engaged, talented, empowered and results-oriented management and associates.

We remain committed to meeting the changing shopping needs of our customer, to strengthening our omni-channel experience and to investing in our future in a strategic and profitable manner. We are pleased with the progress we have made in these areas, but believe that we have additional opportunities to improve.

On May 14, 2014, we extended our current private-label credit card agreement with Capital One for an additional five years, through March 31, 2023. The extension allows us to focus on long-term growth strategies for the credit card portfolio and is not expected to significantly impact the overall profitability of the portfolio.
Results of Operations
Net sales.
Net sales decreased 3.1% to $4.1 billion for the quarter. Comparable sales decreased 3.4% for the quarter. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include E-Commerce sales in our comparable sales. E-Commerce includes sales which originated on-line and are shipped from our E-Commerce fulfillment centers, shipped from our stores, or shipped directly from third-party vendors to our customers. Merchandise returns reduce sales at the location of the return. As a result, store sales are reduced by merchandise purchased on-line, but returned to a store.

The following table summarizes changes in net sales for the quarter:

	$	%
	(Dollars In Millions)
Net Sales - 2013	$4,199
Comparable sales:
Stores	(184)	(4.8)%
E-Commerce	41	12.3
Total	(143)	(3.4)
New stores and other revenues	14	—
Total decrease in net sales	(129)	(3.1)%
Net Sales - 2014	$4,070

Drivers of the changes in comparable sales were as follows:

Selling price per unit	2.6%
Units per transaction	(1.5)
Average transaction value	1.1
Number of transactions	(4.5)%
Comparable sales	(3.4)%

The increase in selling price per unit was primarily due to clearance merchandise which represented a lower percentage of our total sales and was sold at higher prices in the current year quarter. Units per transaction decreased as customers purchased fewer clearance items this year. Increases in the number of E-Commerce transactions were more than offset by decreases in our stores. Transactions were also negatively impacted by unusually cold weather during the quarter which reduced customer visits.

The West region reported the strongest comparable sales for the quarter. The Southeast and South Central regions also outperformed the store average. The Midwest was consistent with the store average. The Northeast and Mid-Atlantic regions reported the largest comparable sales decreases for the quarter.
By line of business, Children's and Footwear outperformed the Company average. Infants and toddlers reported the strongest sales in Children's. In Footwear, athletic shoes reported higher sales. The Men's and Women's businesses were consistent with the Company average. Notable Men's categories included active and young men's. In Women's, juniors was the strongest category for the first time in many quarters and reported higher sales. The Accessories and Home businesses were below the Company average. Accessories reported its strongest results in beauty due to the new beauty brands introduced last year. Soft home was the best performing category in Home.

Gross margin.

			Increase (Decrease)
	2014	2013	$	%
	(Dollars in Millions)
Gross margin	$1,496	$1,528	$(32)	(2.1)%
As a percent of net sales	36.8%	36.4%		0.4%

Gross margin includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping and handling expenses of on-line sales; and terms cash discount. Our gross margin may not be comparable with that of other retailers because we include distribution center costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.
Gross margin as a percentage of sales increased approximately 40 basis points over 2013. This increase was primarily due to modest decreases in apparel costs in 2014.

Selling, general and administrative expenses.

			Increase
	2014	2013	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$1,000	$997	$3	—%
As a percent of net sales	24.6%	23.7%		0.9%
Selling, general and administrative expenses (“SG&A”) include compensation and benefit costs (including stores, headquarters, buying and merchandising, and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative revenues and expenses. SG&A also includes the costs incurred prior to new store openings, such as advertising, hiring and training costs for new employees, processing and transporting initial merchandise, and rent expense. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

The following table summarizes the changes in SG&A by expense type:

(In Millions)
Corporate expenses	$6
Store expenses	3
Distribution costs	2
Net revenues from credit card operations	(3)
Marketing costs, excluding credit card operations	(5)
Increase in SG&A	$3

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense “leveraged” and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by approximately 80 basis points for the quarter.

IT spending, which is included in corporate expenses, increased over the prior year period due to growth and infrastructure investments related to our omni-channel strategy. The increases in store expenses are primarily due to remodeling costs occurring earlier this year than last year. Distribution costs were higher for the quarter due to higher distribution and fulfillment costs related to our growing E-Commerce business. The increase in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Partially offsetting these increases were higher bad debt expenses and operational costs. Marketing costs decreased for the quarter as we shifted spending to the second quarter.

On May 14, 2014, we extended our current private-label credit card agreement with Capital One for an additional five years, through March 31, 2023. The extension allows us to focus on long-term growth strategies for the credit card portfolio and is not expected to significantly impact the overall profitability of the portfolio.

Other Expenses.

			Increase (Decrease)
	2014	2013	$	%
	(Dollars in Millions)
Depreciation and amortization	$216	$214	$2	—%
Interest expense, net	85	83	2	2
Provision for income taxes	70	87	(17)	(19)
Effective tax rate	36.0%	37.0%
Depreciation and amortization was consistent with last year. The increase in interest expense is primarily due to higher outstanding long-term debt. The decrease in the provision for income taxes is due to lower income before taxes, primarily driven by lower sales in the quarter, and a lower effective tax rate. The decrease in the effective tax rate was primarily due to a favorable state audit settlement during the quarter.
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
Although we expect that our operations will be influenced by general economic conditions, including rising food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be impacted by such factors in the future.

Financial Condition and Liquidity
Our primary ongoing cash requirements are for capital expenditures for new stores, remodels and IT spending and for seasonal and new store inventory purchases. Share repurchases and dividend payments to shareholders are currently other significant usages of cash. These payments are discretionary and can be discontinued at any time should we require cash for other uses. Our primary sources of funds are cash flows provided by operations, short-term trade credit and our line of credit. Short-term trade credit, in the form of extended payment terms for inventory purchases, often represents a significant source of financing for merchandise inventories. We may from time to time issue new debt. The amount of new debt issued, if any, will depend on prevailing market conditions, our cash needs and our capital structure. Seasonal cash needs may be met by cash on hand and/or the line of credit available under our revolving credit facility. Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Decrease in Cash
	2014	2013	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$179	$305	$(126)	(41)%
Investing activities	(172)	(123)	(49)	(40)%
Financing activities	(261)	(201)	(60)	(30)%
Operating Activities. Operating activities generated $179 million of cash in 2014, compared to $305 million in the first quarter of 2013.
Merchandise inventory increased $20 million to $3.98 billion at May 3, 2014. Excluding E-Commerce, merchandise inventory dollars per store decreased 1% and units per store decreased 4% from May 4, 2013. Accounts payable as a percent of inventory was 34.7% at May 3, 2014, compared to 36.7% at May 4, 2013. The decrease is primarily due to slower inventory turn.
Investing Activities. The increase in net cash used in investing activities reflects a $41 million increase in capital spending primarily due to a call center purchased in Texas and remodel spending, which occurred earlier this year than last year.

Financing Activities. Financing activities used cash of $261 million in the first quarter of 2014 and $201 million in the first quarter of 2013.
We paid cash for treasury stock purchases of $167 million in 2014 and $101 million in 2013. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $80 million ($0.39 per share) in 2014 and $77 million ($0.35 per share) in 2013. On May 14, 2014, our board of directors declared a quarterly cash dividend of $0.39 per common share. The dividend is payable June 25, 2014 to shareholders of record at the close of business on June 11, 2014.
Free Cash Flow.  Higher capital spending and timing of tax and non-inventory payments resulted in negative free cash flow for the quarter. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligation payments (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2014	2013	Increase (Decrease)
	(In Millions)
Net cash provided by operating activities	$179	$305	$(126)
Acquisition of property & equipment	(176)	(135)	(41)
Capital lease & financing obligation payments	(29)	(24)	(5)
Proceeds from financing obligations	3	—	3
Free cash flow	$(23)	$146	$(169)

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	May 3, 2014	May 4, 2013
Working capital (In Millions)	$2,494	$2,212
Current ratio	1.95	1.82
Debt/capitalization	45.2%	43.0%

The increases in working capital and the current ratio are primarily due to higher cash and lower income taxes payable. The increase in the debt/capitalization ratio reflects the issuance of $300 million of debt in September 2013 and lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of May 3, 2014, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2014.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,831
Permitted exclusions	(8)
Subtotal	4,823
Rent x 8	2,160
Included Indebtedness	$6,983

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$866
Rent expense	270
Depreciation and amortization	892
Net interest	340
Provision for income taxes	498
EBITDAR	2,866
Stock based compensation	57
Other non-cash revenues and expenses	17
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,940

Debt Ratio (a)	2.38
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2013 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of May 3, 2014. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2013 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2013 Form 10-K.

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
Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rule

13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no significant changes in our risk factors from those described in our 2013 Form 10-K.
Forward-looking Statements
This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Item 1A of our 2013 Form 10-K, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. An investment in our common stock or other securities carries certain risks. Investors should carefully consider the risks as stated in our 2013 Form 10-K and other risks which may be disclosed from time to time in our filings with the SEC before investing in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended May 3, 2014 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended May 3, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
February 2 – March 1, 2014	1,792,031	$50.93	1,764,409	$2,232
March 2 – April 5, 2014	936,471	55.52	721,902	2,192
April 6 – May 3, 2014	686,715	54.62	685,142	2,155
Total	3,415,217	$52.93	3,171,453	$2,155

Item 6. Exhibits

Exhibit Number	Description
10.1	Agreement dated as of March 24, 2014 by and between Don Brennan and Kohl's Department Stores, Inc.

10.2	Amendment to Private Label Credit Card Program Agreement dated as of May 13, 2014 by and between Kohl's Department Stores, Inc. and Capital One, National Association.

10.3
Form of Executive Restricted Stock Agreement pursuant to Kohl's Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated as of January 15, 2014.

10.4	Form of Executive Restricted Stock Agreement pursuant to Kohl's Corporation 2010 Long Term Compensation Plan (March 2014 grant).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	June 6, 2014	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)