Form 10-Q
period 2014-08-02
KOHLS Corp
filed 2014-09-05
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 30, 2014 Common Stock, Par Value $0.01 per Share, 204,668,449 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	August 2, 2014	February 1, 2014	August 3, 2013
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$746	$971	$592
Merchandise inventories	3,899	3,874	3,856
Deferred income taxes	132	142	150
Other	300	305	284
Total current assets	5,077	5,292	4,882
Property and equipment, net	8,686	8,745	8,891
Other assets	338	341	324
Total assets	$14,101	$14,378	$14,097

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,479	$1,365	$1,396
Accrued liabilities	1,057	1,138	1,065
Income taxes payable	43	94	75
Current portion of capital lease and financing obligations	105	139	147
Total current liabilities	2,684	2,736	2,683
Long-term debt	2,792	2,792	2,492
Capital lease and financing obligations	1,896	1,930	1,948
Deferred income taxes	358	382	381
Other long-term liabilities	562	560	540
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,638	2,598	2,516
Treasury stock, at cost	(8,459)	(8,052)	(7,531)
Accumulated other comprehensive loss	(30)	(34)	(39)
Retained earnings	11,656	11,462	11,103
Total shareholders’ equity	5,809	5,978	6,053
Total liabilities and shareholders’ equity	$14,101	$14,378	$14,097
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$4,242	$4,289	$8,312	$8,488
Cost of merchandise sold	2,588	2,613	5,162	5,284
Gross margin	1,654	1,676	3,150	3,204
Operating expenses:
Selling, general and administrative	981	1,000	1,981	1,997
Depreciation and amortization	222	225	438	439
Operating income	451	451	731	768
Interest expense, net	85	84	170	167
Income before income taxes	366	367	561	601
Provision for income taxes	134	136	204	223
Net income	$232	$231	$357	$378

Net income per share:
Basic	$1.14	$1.05	$1.74	$1.71
Diluted	$1.13	$1.04	$1.73	$1.70

Dividends declared and paid per share	$0.39	$0.35	$0.78	$0.70
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$232	$231	$357	$378
Other comprehensive income, net of tax:
Unrealized gains on investments	2	—	2	4
Reclassification adjustment for interest expense on interest rate derivative included in net income	1	1	2	2
Other comprehensive income	3	1	4	6
Comprehensive income	$235	$232	$361	$384
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 1, 2014	364	$4	$2,598	(153)	$(8,052)	$(34)	$11,462	$5,978
Comprehensive income	—	—	—	—	—	4	357	361
Stock options and awards	1	—	40	(1)	(17)	—	—	23
Dividends paid ($0.78 per common share)	—	—	—	—	2	—	(163)	(161)
Treasury stock purchases	—	—	—	(7)	(392)	—	—	(392)
Balance at August 2, 2014	365	$4	$2,638	(161)	$(8,459)	$(30)	$11,656	$5,809
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	August 2, 2014	August 3, 2013
Operating activities
Net income	$357	$378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	439
Share-based compensation	24	27
Excess tax benefits from share-based compensation	(2)	(2)
Deferred income taxes	(17)	(12)
Other non-cash revenues and expenses	11	18
Changes in operating assets and liabilities:
Merchandise inventories	(20)	(103)
Other current and long-term assets	3	22
Accounts payable	114	89
Accrued and other long-term liabilities	(103)	(20)
Income taxes	(75)	(74)
Net cash provided by operating activities	730	762
Investing activities
Acquisition of property and equipment	(374)	(284)
Other	6	14
Net cash used in investing activities	(368)	(270)
Financing activities
Treasury stock purchases	(392)	(266)
Shares withheld for taxes on vested restricted shares	(16)	(13)
Dividends paid	(160)	(153)
Proceeds from financing obligations	3	—
Capital lease and financing obligation payments	(61)	(52)
Proceeds from stock option exercises	37	46
Excess tax benefits from share-based compensation	2	2
Deferred financing costs	—	(1)
Net cash used in financing activities	(587)	(437)
Net increase (decrease) in cash and cash equivalents	(225)	55
Cash and cash equivalents at beginning of period	971	537
Cash and cash equivalents at end of period	$746	$592
Supplemental information:
Interest paid, net of capitalized interest	$171	$162
Income taxes paid	295	308
Non-Cash Investing and Financing Activities
Property and equipment acquired through additional liabilities	$22	$100
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

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	August 2, 2014 and February 1, 2014	August 3, 2013
			(Dollars in Millions)
2017	6.31%	6.25%	$650	$650
2021	4.81%	4.00%	650	650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	—
2029	7.36%	7.25%	200	200
2033	6.05%	6.00%	300	300
2037	6.89%	6.88%	350	350
	5.54%		2,800	2,500
Unamortized debt discount			(8)	(8)
Long-term debt			$2,792	$2,492

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial instruments:

		August 2, 2014		February 1, 2014		August 3, 2013
	Pricing Category	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
		(In Millions)
Cash and cash equivalents	Level 1	$746	$746	$971	$971	$592	$592
Auction rate securities	Level 3	82	68	82	64	83	58
Debt	Level 1	2,792	3,102	2,792	2,988	2,492	2,663

Our investments in auction rate securities (“ARS”) are included in other long-term assets in our balance sheet. There have been no changes to the valuation methodology since February 1, 2014. On July 30, 2014, $20 million of auction rate securities were called at par and were subsequently settled on August 13, 2014.

4. Stock-Based Compensation

The following table summarizes stock-based compensation grants:

	Six Months Ended
	August 2, 2014	August 3, 2013
	(In Thousands)
Stock options granted	186	489
Restricted shares and units granted, excluding shares earned in lieu of cash dividends	795	859
Total stock-based compensation grants	981	1,348
Weighted average fair value at grant date:
Stock options	$12.23	$10.37
Restricted shares and units	$56.37	$47.91

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(In Millions)
Numerator—Net income	$232	$231	$357	$378
Denominator—Weighted average shares:
Basic	204	220	205	221
Impact of dilutive employee stock-based awards	1	2	1	1
Diluted	205	222	206	222
Antidilutive shares	5	9	8	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the second quarter” are for the 13-week fiscal periods ended August 2, 2014 and August 3, 2013 and all references to “year to date” are for the 26-week fiscal periods ended August 2, 2014 and August 3, 2013.
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

Executive Summary

As of August 2, 2014, we operated 1,160 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
The following table summarizes our results.

	Quarter	Year to Date
	(Dollars and shares in Millions)
Net sales	$4,242	$8,312
Change in:
Net sales	(1.1)%	(2.1)%
Comparable sales	(1.3)%	(2.3)%
Gross margin as a percent of net sales	39.0%	37.9%
Selling, general and administrative expenses	$981	$1,981
Net income	$232	$357
Net earnings per diluted share	$1.13	$1.73
Shares repurchased	4.3	7.4
Treasury stock purchases	$225	$392
For additional details about our financial results, see Results of Operations and Financial Condition and Liquidity.
Our main business objective is to profitably increase sales. In order to increase sales, we believe that we need to increase transactions per store, which is our primary sales driver. In the first quarter of 2014, we introduced a multi-year vision that we believe will increase transactions per store and sales. This vision, which we refer to as "the Greatness Agenda," is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams.
Amazing product provides a renewed focus on providing the right merchandise mix, being locally relevant, and tailoring products to every customer across every channel. Our new beauty offerings are an example of the new product that customers can find in many of our stores and on-line. We continue to test different beauty department formats. Stores with the new beauty department continue to outperform other stores - both in the beauty department and across the store. We continue to see sales increases of approximately 2 percent in higher sales volume stores with the new beauty department versus a control group of stores without renovated beauty departments. We expect to have renovated beauty departments in approximately 500 stores by the end of the third quarter of fiscal 2014 and approximately 900 stores by the end of fiscal 2015.
We continue to offer new products to our customers as we believe this creates excitement for our customers and increases customer traffic to our stores and website. In the first quarter, we launched our first Jumping Beans collection featuring Disney characters. The collection has performed better than expected and we plan to roll out new elements around more of the Disney portfolio throughout the rest of the year. In June 2014, we launched the Fitbit brand as part of extending our active and wellness business. In the third quarter, we expect to launch both the IZOD brand in Men’s and the Juicy Couture brand in Women’s and to introduce a partnership with Elie Tahari as the next phase of our DesigNation strategy. We also expect to further expand our active and wellness product offerings and introduce Gaiam yoga products in our stores in the third quarter. The Gaiam product line is currently available to our on-line customers. Finally, we expect to launch the Puma brand in the first half of fiscal 2015.
National brands are a key component of the Greatness Agenda and one of the many areas we continue to concentrate on in order to drive traffic and sales increases in both our stores and on-line. In the second quarter of 2014, National brand comparable sales were higher than Private and Exclusive brand comparable sales for the fourth consecutive quarter and increased for the first time since the fourth quarter of 2012. Year to date, National brand penetration has increased approximately 90 basis points.
The goal of incredible savings is to help every customer get more from every dollar. In addition to the value offered in our Kohl's Cash and Kohl's-branded credit card, we are designing a rewards system to offer additional savings and to increase customer loyalty, especially for customers who do not have a Kohl's charge card. The program allows enrolled customers to earn various rewards or discounts based upon the volume of their purchases. The loyalty program is currently available in more than 30% of our stores. Initial results have been very positive. We expanded the loyalty program to our Milwaukee market and relaunched the modified program in our Seattle market in the second quarter. Stores participating in the loyalty program are reporting comparable sales which are 150 basis points higher than a control group of stores without the loyalty program. We expect the program to be available in all stores by the end of the third quarter.
We are also making significant investments to create an easy experience for our customers wherever or however they choose to engage with us. Whether they are shopping in one of our stores, from their mobile devices or from their laptops, we are creating a consistent experience to ensure that our customers can connect with us wherever and however they wish. We will be focusing on improving the experience on tablets and smart phones as we progress throughout the remainder of 2014. We expect to launch buy on-line and pick up in store at approximately 100 stores in the second half of fiscal 2014.
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
Results of Operations
Net sales.
Net sales decreased $47 million, or 1.1% to $4.2 billion for the second quarter of 2014. Year to date, net sales decreased $176 million or 2.1% to $8.3 billion. Comparable sales decreased 1.3% for the second quarter and decreased 2.3% year to date. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include E-Commerce sales in our comparable sales. E-Commerce includes sales which originated on-line and are shipped from our E-Commerce fulfillment centers, shipped from our stores, or shipped directly from third-party vendors to our customers. Merchandise returns reduce sales at the location of the return. As a result, store sales are reduced by merchandise purchased on-line, but returned to a store.

The following table summarizes changes in net sales for the quarter and year to date:

	Quarter		Year
	$	%	$	%
	(Dollars In Millions)
Net Sales - 2013	$4,289		$8,488
Comparable sales:
Stores	(114)	(2.9)%	(296)	(3.8)%
E-Commerce	58	19.2	99	15.6
Total	(56)	(1.3)	(197)	(2.3)
New stores and other revenues	9	—	21	—
Total decrease in net sales	(47)	(1.1)%	(176)	(2.1)%
Net Sales - 2014	$4,242		$8,312

Monthly sales improved throughout the quarter, with July reporting a 2% comparable sales increase. We replatformed our E-Commerce website in the second and third quarters of 2013, which temporarily decelerated growth. The increase in E-Commerce sales in the quarter was partially driven by the anniversary of the website replatform, as we returned to historical growth trends more similar to those experienced before the replatform.

Drivers of the changes in comparable sales were as follows:

	Quarter	Year to Date
Selling price per unit	3.0%	2.8%
Units per transaction	(1.1)	(1.3)
Average transaction value	1.9	1.5
Number of transactions	(3.2)	(3.8)
Comparable sales	(1.3)%	(2.3)%

The increases in selling price per unit were primarily due to increases in National brand merchandise penetration and decreases in clearance merchandise penetration. Units per transaction decreased as customers purchased fewer items in response to the higher prices. Increases in the number of E-Commerce transactions were more than offset by decreases in our stores in both periods. Year to date transactions in our stores were negatively impacted by unusually cold weather during the first and beginning of the second quarters, which reduced customer visits.

The Mid-Atlantic and Northeast regions outperformed the store average for the quarter. Pent up demand caused by unusually colder weather in the first quarter contributed to the performance. The Southeast and West regions also outperformed the store average for the quarter. The South Central and Midwest regions underperformed the store average for the quarter. Year to date, the West region reported the lowest decrease in comparable sales. The South Central region reported the largest sales decrease in the first half of 2014.
For the quarter, Home was the best performing line of business. Children's also reported higher sales and was driven by the infant and toddler business, which includes new non-apparel on-line offerings. Footwear sales were slightly lower than last year, but outperformed the Company. Athletic shoes was the strongest category. The Men's and Accessories businesses were consistent with the Company average. Notable Men's categories included active and young men's. Accessories was led by the beauty department. Women’s was slightly below the Company average. Juniors outperformed the Company average and was the strongest Women’s category.
Year to date, Children's and Footwear reported the lowest comparable sales decreases. Men's performed consistent with the Company average. In the Home business, electronics and luggage reported the highest sales increases, and infants and toddlers reported the highest sales increases in Children's. Women's, Home and Accessories all were slightly below the Company average. Notable sales increases were reported in bath and beauty Accessories, athletic Footwear, young men's, and Women's athletic/fitness.

Gross margin.

	Quarter				Year to Date
			Decrease				Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Millions)
Gross margin	$1,654	$1,676	$(22)	(1.3)%	$3,150	$3,204	$(54)	(1.7)%
As a percent of net sales	39.0%	39.1%		(0.1)%	37.9%	37.7%		0.2%

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
For the quarter, gross margin as a percentage of sales decreased 6 basis points from 2013. The decrease for the quarter can be attributed to a higher mix of lower margin sales. Year to date, gross margin as a percentage of sales increased 16 basis points over 2013, primarily due to a lower volume of clearance merchandise sold.
Selling, general and administrative expenses.

	Quarter				Year to Date
			Decrease				Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$981	$1,000	$(19)	(2)%	$1,981	$1,997	$(16)	(1)%
As a percent of net sales	23.1%	23.3%		(0.2)%	23.8%	23.5%		0.3%
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

The following table summarizes the changes in SG&A by expense type:

	Quarter	Year to Date
	(In Millions)
Net revenues from credit card operations	$(13)	$(16)
Store expenses	(8)	(5)
Marketing costs, excluding credit card operations	4	(1)
Corporate expenses	(5)	1
Distribution costs	3	5
Decrease in SG&A	$(19)	$(16)

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense “leveraged” and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales decreased, or "leveraged," by approximately 20 basis points for the quarter and increased, or "deleveraged," by approximately 30 basis points year-to-date.

The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Partially offsetting these increases were higher bad debt expenses and operational costs. Store expenses reflect lower store payroll and lower operating expenses such as utilities, repairs and maintenance, cleaning, and insurance. Marketing costs increased in the quarter due to a shift in spending from the first quarter as we continued efforts to drive traffic and decreased slightly year to date. Corporate costs also decreased for the quarter and increased slightly year to date. Store distribution costs decreased, but were offset by higher E-Commerce fulfillment costs in both periods.

On May 14, 2014, we extended our current private-label credit card agreement with Capital One for an additional five years, through March 31, 2023. The extension allows us to focus on long-term growth strategies for the credit card portfolio and is not expected to significantly impact the overall profitability of the portfolio.

Other Expenses.

	Quarter				Year to Date
			Increase/ (Decrease)				Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Millions)
Depreciation and amortization	$222	$225	$(3)	(1)%	$438	$439	$(1)	—%
Interest expense, net	85	84	1	1%	170	167	3	2%
Provision for income taxes	134	136	(2)	(1)%	204	223	(19)	(9)%
Effective tax rate	36.6%	37.1%			36.4%	37.1%
The decrease in depreciation and amortization is the result of a maturing store fleet. The increase in interest expense is primarily due to higher outstanding long-term debt. Year to date, the decrease in the provision for income taxes is due to lower income before taxes, primarily driven by lower sales in the year, and a lower effective tax rate. The decreases in the effective tax rates were primarily due to favorable state audit settlements in the first and second quarters of 2014.
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

			Decrease in Cash
	2014	2013	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$730	$762	$(32)	(4)%
Investing activities	(368)	(270)	(98)	(36)%
Financing activities	(587)	(437)	(150)	(34)%

Operating Activities. Operating activities generated $730 million of cash in the first half of 2014, compared to $762 million in the first half of 2013.
Merchandise inventory increased $43 million over August 3, 2013 to $3.9 billion at August 2, 2014. Inventory per store increased 1 percent over 2013, but units were 3 percent lower. Accounts payable as a percent of inventory was 37.9% at August 2, 2014, compared to 36.2% at August 3, 2013. The increase was primarily due to timing of inventory receipts, as some receipts were accelerated into the second quarter of 2014 in anticipation of a purchase order system upgrade. Additionally, clearance units were down approximately 20% from second quarter 2013.
Investing Activities. The increase in net cash used in investing activities reflects a $90 million increase in capital spending primarily due to the purchase and build out of a call center in Texas, increased IT spending, and remodel spending, which occurred earlier this year than last year.
Financing Activities. Financing activities used cash of $587 million in the first half of 2014 and $437 million in the first half of 2013.
We paid cash for treasury stock purchases of $392 million in 2014 and $266 million in 2013. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $160 million ($0.78 per share) in 2014 and $153 million ($0.70 per share) in 2013. On August 12, 2014, our board of directors declared a quarterly cash dividend of $0.39 per common share. The dividend is payable on September 24, 2014 to shareholders of record at the close of business on September 10, 2014.
Free Cash Flow.  We generated free cash flow of $298 million in 2014 compared to $426 million in 2013. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligation payments (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2014	2013	Increase/(Decrease) in Free Cash Flow
	(In Millions)
Net cash provided by operating activities	$730	$762	$(32)
Acquisition of property & equipment	(374)	(284)	(90)
Capital lease & financing obligation payments	(61)	(52)	(9)
Proceeds from financing obligations	3	—	3
Free cash flow	$298	$426	$(128)

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	August 2, 2014	August 3, 2013
Working capital (In Millions)	$2,393	$2,199
Current ratio	1.89	1.82
Debt/capitalization	45.2%	43.1%

The increases in working capital and the current ratio are primarily due to higher cash and inventory balances. The increase in the debt/capitalization ratio reflects the issuance of $300 million of debt in September 2013 and lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of August 2, 2014, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2014.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,801
Permitted exclusions	(8)
Subtotal	4,793
Rent x 8	2,176
Included Indebtedness	$6,969

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$867
Rent expense	272
Depreciation and amortization	889
Net interest	342
Provision for income taxes	496
EBITDAR	2,866
Stock based compensation	52
Other non-cash revenues and expenses	16
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,934

Debt Ratio (a)	2.38
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2013 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of August 2, 2014. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended August 2, 2014 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended August 2, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
May 4 – May 31, 2014	1,132,300	$53.60	1,104,398	$2,096
June 1 – July 5, 2014	1,434,857	53.09	1,430,217	2,020
July 6 – August 2, 2014	1,746,678	52.10	1,728,267	1,930
Total	4,313,835	$52.82	4,262,882	$1,930

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 15, 2014.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	September 5, 2014	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)