Form 10-Q
period 2014-11-01
KOHLS Corp
filed 2014-12-05
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 29, 2014 Common Stock, Par Value $0.01 per Share, 202,009,115 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	November 1, 2014	February 1, 2014	November 2, 2013
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$631	$971	$598
Merchandise inventories	4,973	3,874	4,959
Income taxes receivable	52	—	—
Deferred income taxes	125	142	147
Other	297	305	283
Total current assets	6,078	5,292	5,987
Property and equipment, net	8,671	8,745	8,925
Other assets	298	341	333
Total assets	$15,047	$14,378	$15,245

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,384	$1,365	$2,261
Accrued liabilities	1,162	1,138	1,198
Income taxes payable	—	94	41
Current portion of capital lease and financing obligations	109	139	141
Total current liabilities	3,655	2,736	3,641
Long-term debt	2,793	2,792	2,792
Capital lease and financing obligations	1,886	1,930	1,950
Deferred income taxes	336	382	390
Other long-term liabilities	572	560	548
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,719	2,598	2,557
Treasury stock, at cost	(8,615)	(8,052)	(7,802)
Accumulated other comprehensive loss	(21)	(34)	(39)
Retained earnings	11,718	11,462	11,204
Total shareholders’ equity	5,805	5,978	5,924
Total liabilities and shareholders’ equity	$15,047	$14,378	$15,245
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$4,374	$4,444	$12,686	$12,932
Cost of merchandise sold	2,746	2,778	7,908	8,063
Gross margin	1,628	1,666	4,778	4,869
Operating expenses:
Selling, general and administrative	1,097	1,073	3,078	3,071
Depreciation and amortization	227	228	665	665
Operating income	304	365	1,035	1,133
Interest expense, net	85	84	255	251
Income before income taxes	219	281	780	882
Provision for income taxes	77	104	282	327
Net income	$142	$177	$498	$555

Net income per share:
Basic	$0.70	$0.82	$2.44	$2.53
Diluted	$0.70	$0.81	$2.43	$2.51

Dividends declared and paid per share	$0.39	$0.35	$1.17	$1.05
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Millions)

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$142	$177	$498	$555
Other comprehensive income, net of tax:
Unrealized gains on investments	9	—	11	4
Reclassification adjustment for interest expense on interest rate derivative included in net income	1	1	2	2
Other comprehensive income	10	1	13	6
Comprehensive income	$152	$178	$511	$561
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 1, 2014	364	$4	$2,598	(153)	$(8,052)	$(34)	$11,462	$5,978
Comprehensive income	—	—	—	—	—	13	498	511
Stock options and awards	3	—	121	(1)	(17)	—	—	104
Dividends paid ($1.17 per common share)	—	—	—	—	3	—	(242)	(239)
Treasury stock purchases	—	—	—	(10)	(549)	—	—	(549)
Balance at November 1, 2014	367	$4	$2,719	(164)	$(8,615)	$(21)	$11,718	$5,805
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Operating activities
Net income	$498	$555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	665
Share-based compensation	38	41
Excess tax benefits from share-based compensation	(2)	(3)
Deferred income taxes	(37)	(1)
Other non-cash revenues and expenses	19	30
Changes in operating assets and liabilities:
Merchandise inventories	(1,093)	(1,204)
Other current and long-term assets	(1)	11
Accounts payable	1,019	954
Accrued and other long-term liabilities	(1)	79
Income taxes	(175)	(113)
Net cash provided by operating activities	930	1,014
Investing activities
Acquisition of property and equipment	(561)	(465)
Sales of investments in auction rate securities	59	1
Other	6	13
Net cash used in investing activities	(496)	(451)
Financing activities
Treasury stock purchases	(549)	(549)
Shares withheld for taxes on vested restricted shares	(17)	(13)
Dividends paid	(239)	(229)
Proceeds from issuance of debt	—	300
Proceeds from financing obligations	5	—
Capital lease and financing obligation payments	(87)	(87)
Proceeds from stock option exercises	111	77
Excess tax benefits from share-based compensation	2	3
Deferred financing costs	—	(4)
Net cash used in financing activities	(774)	(502)
Net increase (decrease) in cash and cash equivalents	(340)	61
Cash and cash equivalents at beginning of period	971	537
Cash and cash equivalents at end of period	$631	$598
Supplemental information:
Interest paid, net of capitalized interest	$216	$221
Income taxes paid	493	438
Non-Cash Investing and Financing Activities
Property and equipment acquired through additional liabilities	$40	$119
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

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	November 1, 2014	February 1, 2014 and November 2, 2013
			(Dollars in Millions)
2017	6.31%	6.25%	$650	$650
2021	4.81%	4.00%	650	650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	300
2029	7.36%	7.25%	200	200
2033	6.05%	6.00%	300	300
2037	6.89%	6.88%	350	350
	5.54%		2,800	2,800
Unamortized debt discount			(7)	(8)
Long-term debt			$2,793	$2,792

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial instruments:

		November 1, 2014		February 1, 2014		November 2, 2013
	Pricing Category	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
		(In Millions)
Cash and cash equivalents	Level 1	$631	$631	$971	$971	$598	$598
Auction rate securities	Level 3	23	23	82	64	82	57
Debt	Level 1	2,793	3,089	2,792	2,988	2,792	2,960

Our investments in auction rate securities (“ARS”) are included in other long-term assets in our balance sheet. We sold $59 million of ARS at par in 2014. On October 27, 2014, $23 million of ARS were called at par and were subsequently settled on November 6, 2014.

4. Stock-Based Compensation

The following table summarizes stock-based compensation grants:

	Nine Months Ended
	November 1, 2014	November 2, 2013
	(In Thousands)
Stock options granted	186	549
Restricted shares and units granted, excluding shares earned in lieu of cash dividends	850	873
Total stock-based compensation grants	1,036	1,422
Weighted average fair value at grant date:
Stock options	$12.23	$10.57
Restricted shares and units	$56.40	$47.97

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

6. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(In Millions)
Numerator—Net income	$142	$177	$498	$555
Denominator—Weighted average shares:
Basic	202	216	204	219
Impact of dilutive employee stock-based awards	1	2	1	2
Diluted	203	218	205	221
Antidilutive shares	4	8	5	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the third quarter” are for the 13-week fiscal periods ended November 1, 2014 and November 2, 2013 and all references to “year to date” are for the 39-week fiscal periods ended November 1, 2014 and November 2, 2013.
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

Executive Summary

As of November 1, 2014, we operated 1,163 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
The following table summarizes our results.

	Quarter	Year to Date
	(Dollars and shares in Millions)
Net sales	$4,374	$12,686
Change in:
Net sales	(1.6)%	(1.9)%
Comparable sales	(1.8)%	(2.2)%
Gross margin as a percent of net sales	37.2%	37.7%
Selling, general and administrative expenses	$1,097	$3,078
Net income	$142	$498
Net earnings per diluted share	$0.70	$2.43
Shares repurchased	2.7	10.1
Treasury stock purchases	$157	$549
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
Amazing product provides a renewed focus on providing the right merchandise mix, being locally relevant, and tailoring products to every customer across every channel. Our new beauty offerings are an example of the new product that customers can find in many of our stores and on-line. We continue to test different beauty department formats. Stores with the new beauty department continue to outperform other stores - both in the beauty department and across the store. We continue to see sales increases of approximately 2 percent in higher sales volume stores with the new beauty department versus a control group of stores without renovated beauty departments. We renovated beauty departments in 178 stores during the third quarter of fiscal 2014 bringing the total number of stores with the new beauty department to 512 as of November 1, 2014. We expect to have the new beauty department in approximately 900 stores by the end of fiscal 2015.
We continue to offer new products to our customers as we believe this creates excitement for our customers and increases customer traffic to our stores and website. In the first quarter, we launched our first Jumping Beans collection featuring Disney characters. New elements around more of the Disney portfolio will be rolled out frequently. In June 2014, we launched the Fitbit brand as part of extending our active and wellness business. In September 2014, we launched both the IZOD brand in Men's and the Juicy Couture brand in Women's. We also further expanded our active and wellness product offerings and introduced Gaiam yoga products in our stores during the third quarter. Finally, we expect to launch the Puma brand in the first half of fiscal 2015.
National brands are a key component of the Greatness Agenda as we believe they drive customer traffic and sales increases. In the third quarter of 2014, National brand comparable sales were higher than Private and Exclusive brand comparable sales for the fifth consecutive quarter. Year to date, National brand penetration has increased approximately 150 basis points.
The goal of incredible savings is to help every customer get more from every dollar. In addition to the value offered in our Kohl's Cash and Kohl's-branded credit card, we now offer a loyalty program which allows enrolled customers to earn various rewards based upon the volume of their purchases. Prior to the nationwide launch in October 2014, we had approximately 10 million customers enrolled in the program. By the end of the third quarter of 2014, over 17 million customers had enrolled.
We are also making significant investments to create an easy experience for our customers wherever or however they choose to engage with us. Whether they are shopping in one of our stores, from their mobile devices or from their laptops, we are creating a consistent experience to ensure that our customers can connect with us wherever and however they wish. In 2014, we are focused on improving the tablet and smartphone shopping experience. We launched buy on-line and pick up in store in approximately 100 stores during the third quarter. We expect to offer this shopping option in all of our stores by the second quarter of 2015.
Personalized connections is about building lasting relationships with our customers. To build personalized connections during the shopping experience, we are focused on localizing and tailoring what we sell and how we communicate our product to ensure that our product and offers are personally relevant to each and every customer. At the same time, personalized connections is about contributing to causes such as children's health and education or the environment, so our customers know we are sensitive to the issues that are important to them.

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
Results of Operations
Net sales.

Net sales decreased $70 million, or 1.6%, to $4.4 billion for the third quarter of 2014. Year to date, net sales decreased $246 million, or 1.9%, to $12.7 billion. Comparable sales decreased 1.8% for the third quarter and decreased 2.2% year to date. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include E-Commerce sales in our comparable sales. E-Commerce includes sales which originated on-line and are shipped from our E-Commerce fulfillment centers, shipped from our stores, picked up in our stores, or shipped directly from third-party vendors to our customers. Merchandise returns reduce sales at the location of the return. As a result, store sales are reduced by merchandise purchased on-line, but returned to a store.

The following table summarizes changes in net sales for the quarter and year to date:

	Quarter		Year to Date
	$	%	$	%
	(Dollars In Millions)
Net Sales - 2013	$4,444		$12,932
Comparable sales:
Stores	(187)	(4.0)%	(481)	(3.7)%
E-Commerce	107	31.1	205	21.1
Total	(80)	(1.8)	(276)	(2.2)
New stores and other revenues	10	—	30	—
Total decrease in net sales	(70)	(1.6)%	(246)	(1.9)%
Net Sales - 2014	$4,374		$12,686

We replatformed our E-Commerce website in the second and third quarters of 2013, which temporarily decelerated growth. The increase in E-Commerce sales in the quarter was partially driven by the anniversary of the website replatform, as we continue to return to historical growth trends more similar to those experienced before the replatform.

Drivers of the changes in comparable sales were as follows:

	Quarter	Year to Date
Selling price per unit	2.6%	2.7%
Units per transaction	(1.8)	(1.5)
Average transaction value	0.8	1.2
Number of transactions	(2.6)	(3.4)
Comparable sales	(1.8)%	(2.2)%

The increases in selling price per unit were primarily due to increases in National brand merchandise penetration. Units per transaction decreased as customers purchased fewer items in response to the higher prices. Increases in the number of E-Commerce transactions were more than offset by decreases in our stores in both periods. Year-to-date transactions in our stores were negatively impacted by unfavorable weather trends which reduced customer visits.

The Midwest and Northeast regions outperformed the store average for the quarter. The Mid-Atlantic, Southeast, South Central, and West regions underperformed the store average for the quarter. Year to date, the West region reported the lowest decrease in comparable sales. The South Central region reported the largest sales decrease in the first nine months of 2014.
For the quarter, Children's was the best performing and only line of business to report higher sales. All Children's categories, except boys, reported sales increases. Accessories, Footwear and Men's sales were all slightly lower than last year, but better than the Company average. Accessories was led by sales increases in beauty and handbags. In Footwear, athletic shoes and men's dress and casual shoes were the strongest categories. Men's was led by sales increases in active and young men's. Home and Women's both underperformed the Company average. Women’s was led by the active and classic sportswear categories.
Year to date, Children's was the best performing and only line of business to report higher sales. All Children's categories, except boys, reported sales increases. Footwear and Men's also outperformed the Company average. These lines of business were led by sales increases in athletic and mens dress and casual categories within Footwear and young men's and active categories within Men's. Accessories, Home, and Women's all underperformed the Company average.

Gross margin.

	Quarter				Year to Date
			Decrease				Decrease
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Millions)
Gross margin	$1,628	$1,666	$(38)	(2.3)%	$4,778	$4,869	$(91)	(1.9)%
As a percent of net sales	37.2%	37.5%		(0.3)%	37.7%	37.7%		—%

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
For the quarter, gross margin as a percentage of sales decreased approximately 30 basis points from 2013. The decrease for the quarter can be attributed to a higher mix of lower margin National brand sales and higher markdowns. Year to date, gross margin as a percentage of sales was consistent with 2013.
Selling, general and administrative expenses.

	Quarter				Year to Date
			Increase				Increase
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$1,097	$1,073	$24	2.2%	$3,078	$3,071	$7	—%
As a percent of net sales	25.1%	24.1%		1.0%	24.3%	23.7%		0.6%
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

The following table summarizes the changes in SG&A by expense type:

	Quarter	Year to Date
	(In Millions)
Net revenues from credit card operations	$(7)	$(24)
Store expenses	(5)	(10)
Marketing costs, excluding credit card operations	6	4
Corporate expenses	28	30
Distribution costs	2	7
Increase in SG&A	$24	$7

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense “leveraged” and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by approximately 100 basis points for the quarter and approximately 60 basis points year to date.

The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Partially offsetting these increases were higher bad debt expenses and operational costs. Store expenses reflect lower store payroll and lower operating expenses such as utilities, repairs and maintenance, cleaning, and insurance. Marketing costs increased in the quarter and year to date, as we launched our loyalty program nationwide in the third quarter. Corporate costs increased for the quarter and year to date due to a change in our incentive compensation estimated payout in the third quarter of 2013, which resulted in an incentive compensation reversal for the quarter. Corporate costs also increased for the quarter and year to date, as we continue to invest in technology. Store distribution costs decreased, but were offset by higher E-Commerce fulfillment costs in both periods.

Other Expenses.

	Quarter				Year to Date
			Increase/ (Decrease)				Increase/ (Decrease)
	2014	2013	$	%	2014	2013	$	%
	(Dollars in Millions)
Depreciation and amortization	$227	$228	$(1)	—%	$665	$665	$—	—%
Interest expense, net	85	84	1	1%	255	251	4	2%
Provision for income taxes	77	104	(27)	(26)%	282	327	(45)	(14)%
Effective tax rate	35.3%	37.0%			36.1%	37.0%
Depreciation and amortization expense was consistent with 2013. The increase in year-to-date interest expense is primarily due to higher outstanding long-term debt following the September 2013 debt issuance. The decreases in the provision for income taxes are due to lower income before taxes, primarily driven by lower sales, and lower effective tax rates. The decreases in the effective tax rates were primarily due to favorable state audit settlements throughout 2014.
Seasonality and Inflation
Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% of annual sales typically occur during the back-to-school season and 30% during the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Revenues and expenses associated with the opening of new stores may also affect our quarterly results.
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

			Decrease in Cash
	2014	2013	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$930	$1,014	$(84)	(8)%
Investing activities	(496)	(451)	(45)	(10)%
Financing activities	(774)	(502)	(272)	(54)%
Operating Activities. Operating activities generated $930 million of cash in the first three quarters of 2014, compared to $1,014 million in the first three quarters of 2013.

Merchandise inventory increased $14 million over November 2, 2013 to $5.0 billion at November 1, 2014. Inventory per store was consistent with 2013, but units per store were 3 percent lower. Accounts payable as a percent of inventory was 47.9% at November 1, 2014, compared to 45.6% at November 2, 2013. The increase was primarily due to timing of overseas inventory shipment receipts and timing of payments to some of our vendors.
Investing Activities. The increase in net cash used in investing activities reflects a $96 million increase in capital spending primarily due to the purchase and build out of a call center in Texas, increased IT spending, increased remodel spending and the expansion of our corporate campus. The increase was partially offset by $59 million of sales at par of auction rate securities in 2014.
Financing Activities. Financing activities used cash of $774 million in the first three quarters of 2014 and $502 million in the first three quarters of 2013.
We paid cash for treasury stock purchases of $549 million in both 2014 and 2013. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $239 million ($1.17 per share) in 2014 and $229 million ($1.05 per share) in 2013. On November 12, 2014, our board of directors declared a quarterly cash dividend of $0.39 per common share. The dividend is payable on December 24, 2014 to shareholders of record at the close of business on December 10, 2014.
In September 2013, we issued $300 million of 4.75% notes with semi-annual interest payments beginning in December 2013.
We received proceeds from stock options exercises of $111 million in 2014 and $77 million in 2013. The increase is due to higher stock prices, primarily in the third quarter of 2014.
Free Cash Flow.  We generated free cash flow of $287 million in 2014 compared to $462 million in 2013. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligation payments (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligations. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2014	2013	Increase/(Decrease) in Free Cash Flow
	(In Millions)
Net cash provided by operating activities	$930	$1,014	$(84)
Acquisition of property & equipment	(561)	(465)	(96)
Capital lease & financing obligation payments	(87)	(87)	—
Proceeds from financing obligations	5	—	5
Free cash flow	$287	$462	$(175)

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	November 1, 2014	November 2, 2013
Working capital (In Millions)	$2,423	$2,346
Current ratio	1.66	1.64
Debt/capitalization	45.2%	45.2%

The increases in working capital and the current ratio are primarily due to higher cash balances and lower income tax payable balances. The debt/capitalization ratio was consistent, as decreases in our capital lease and financing obligations from annual rent payments were completely offset by lower capitalization, primarily due to share repurchases.

Debt Covenant Compliance. As of November 1, 2014, we were in compliance with all debt covenants and expect to remain in compliance during fiscal 2014.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,795
Permitted exclusions	(7)
Subtotal	4,788
Rent x 8	2,192
Included Indebtedness	$6,980

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$832
Rent expense	274
Depreciation and amortization	889
Net interest	342
Provision for income taxes	470
EBITDAR	2,807
Stock based compensation	51
Other non-cash revenues and expenses	13
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,871

Debt Ratio (a)	2.43
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2013 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of November 1, 2014. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended November 1, 2014 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended November 1, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
August 3 – August 30, 2014	325,905	$54.71	325,100	$1,912
August 31 – October 4, 2014	1,111,727	60.89	1,108,500	1,844
October 5 – November 1, 2014	1,257,414	57.01	1,248,000	1,773
Total	2,695,046	$58.33	2,681,600	$1,773

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	December 5, 2014	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)