Form 10-K
period 2015-01-31
KOHLS Corp
filed 2015-03-20
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2015
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
At August 1, 2014, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $11.0 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 11, 2015, the Registrant had outstanding an aggregate of 202,802,328 shares of its Common Stock.
Documents Incorporated by Reference:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 14, 2015 are incorporated into Parts II and III.

KOHL’S CORPORATION

PART I

Item 1. Business
Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. As of January 31, 2015, we operated 1,162 department stores in 49 states and an E-Commerce website (www.Kohls.com). We sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53
As reflected in the charts below, our merchandise mix by line of business has remained consistent over the last three years.
Our strategic framework, which we refer to as "The Greatness Agenda," is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams.

Amazing product provides a renewed focus on providing the right merchandise mix, being locally relevant and tailoring products to every customer across every shopping channel. We strive to offer the appropriate balance between the fashion that our customers want and the everyday basics that they need.

Our merchandise mix includes both national brands and private and exclusive brands which are available only at Kohl's. In 2014, we continued our emphasis on national brands as we believe they drive customer traffic and sales increases. National brands generally have higher selling prices than private and exclusive brands.

Most of our private brands are well-known established brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO and Sonoma Life + Style. Selling prices for our private brands are generally lower than exclusive and national brands.

Exclusive brands are developed and marketed through agreements with nationally-recognized brands. Examples of our exclusive brands include Food Network, Jennifer Lopez, Marc Anthony, Rock & Republic and Simply Vera Vera Wang. Exclusive brands have selling prices which are generally lower than national brands, but higher than private brands.

The charts below summarize the percentage of our sales which were national brands and those which were private and exclusive brands over the last three years.
We frequently add new products, brands and categories in order to maintain freshness in our inventory assortment and drive customer traffic to our stores and website. In 2014, we launched the Fitbit, IZOD, Juicy Couture, Gaiam, Nespresso and PUMA brands as well as various Jumping Beans collections featuring Disney characters.

Another example of new products that customers can find in many of our stores and on-line is our new beauty departments which offer brands which were not previously available at Kohl’s. We expect to further expand our beauty offerings in 2015 when we launch Bliss beauty and apparel products. As of year-end, approximately half of our stores have newly-renovated beauty departments. We expect to have the new beauty department in approximately 900 stores by the end of 2015.
The goal of incredible savings is to help every customer get more from every dollar. For many years, we have offered special discounts during our Kohl's Cash promotions and for being a Kohl's-branded private label credit card holder. In 2014, we launched a nationwide loyalty program called Yes2You rewards. Customers who enroll earn rewards based on the dollar amount of purchases that they make. As of year-end 2014, approximately 25 million customers had enrolled.
We're able to offer incredible savings to our customers because of our ongoing commitment to a lean operating model. Critical elements of this low-cost structure are our unique store format; lean staffing levels; sophisticated systems which enhance productivity and support personalization, predictive analytics and real-time savings offers; and operating efficiencies which are the result of centralized buying, advertising and distribution.
We are also making significant investments to create an easy experience for our customers wherever or however they choose to engage with us. Whether they are shopping in one of our stores, from their mobile devices or from their laptops, we are creating a consistent experience to ensure that our customers can connect with us wherever and however they wish. In 2014, we focused on improving the tablet and smart phone shopping experience and tested buy on-line and pick up in store in approximately 100 stores. We expect to offer this shopping option in all of our stores by the second quarter of 2015.
Personalized connections is about building lasting relationships with our customers. To build personalized connections during the shopping experience, we are focused on localizing and tailoring what we sell and how we communicate our product. This ensures that our products and offers are personally relevant to each and every customer. At the same time, personalized connections is about contributing to causes such as children's health and education or the environment, so our customers know we are sensitive to the issues that are important to them.
The final pillar is winning teams, which focuses on building teams of engaged, talented, empowered and results-oriented management and employees.
For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Distribution
We receive substantially all of our store merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United Sates, ship merchandise to each store by contract carrier several times a week. On-line sales are shipped from four Kohl's fulfillment centers, from third-party fulfillment centers, from our retail distribution centers, directly by third-party vendors, and from a majority of our stores. We expect to have ship-from-store capabilities in all of our stores by the end of 2015.
See Item 2, “Properties,” for additional information about our distribution centers.

Employees
As of January 31, 2015, we employed approximately 137,000 associates, including approximately 32,000 full-time and 105,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.
Competition
The retail industry is highly competitive. Management considers style, quality and price to be the most significant competitive factors in the industry. Merchandise mix, brands, service, customer experience and convenience are also key competitive factors. Our primary competitors are traditional department stores, upscale mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses and other forms of retail commerce. Our specific competitors vary from market to market.
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
Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. None of our vendors individually accounted for more than 5% of our net purchases during 2014. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.
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

Trademarks and Service Marks
The name “Kohl’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 180 additional registered trademarks, trade names and service marks, most of which are used in connection with our private label program.
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

Item 1A. Risk Factors
Forward-Looking Statements
This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves and statements contained in the "2015 Outlook" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements including, among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them.
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
Consumer spending habits, including spending for the merchandise that we sell, are affected by many factors including prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and fuel costs, income tax rates and policies, consumer confidence, consumer perception of economic conditions, and the consumer’s disposable income, credit availability and debt levels.
The moderate income consumer, which is our core customer, has been under economic pressure for several years. Recent economic conditions have caused disruptions and significant volatility in financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which has led to decreased levels of consumer spending, particularly on discretionary items. A continued or incremental slowdown in the U.S. economy and the uncertain economic outlook could continue to adversely affect consumer spending habits. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.
Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

•Actions by our competitors.
The retail business is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. Those competitors include traditional department stores, upscale mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses and other forms of retail commerce.
We consider style, quality and price to be the most significant competitive factors in our industry. The continuing migration and evolution of retailing to on-line and mobile channels has increased our challenges in differentiating ourselves from other retailers especially as it relates to national brands. In particular, consumers are able to quickly and conveniently comparison shop with digital tools, which can lead to decisions based solely on price. Unanticipated changes in the pricing and other practices of our competitors may adversely affect our performance.

•Our inability to offer merchandise that resonates with existing customers and helps to attract new customers and failure to successfully manage our inventory levels.
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
Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, work stoppages, port strikes, and other factors relating to foreign trade are beyond our control and could adversely impact our performance.
Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of goods. The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. An inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability. Any related pricing actions might cause a decline in our sales volume. Additionally, a decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.
If any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as current terms, which could adversely affect our sales and operating results.

•	Failure of our vendors to adhere to our Terms of Engagement and applicable laws.
A substantial portion of our merchandise is received from vendors and factories outside of the United States. We require all of our suppliers to comply with all applicable local and national laws and regulations and our Terms of Engagement for Kohl's Business Partners. Our Terms of Engagement include employment and ethical standards as well as environmental, legal, communication, monitoring/compliance and other requirements. From time to time, suppliers may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more suppliers could have a negative impact on our reputation and our results of operations.

•Ineffective marketing.
We believe that differentiating Kohl's in the marketplace is critical to our success. We design our marketing programs to increase awareness of our brands and to build personalized connections with our customers. We believe our marketing programs will strengthen customer loyalty, increase the number and frequency of customers that shop our stores and website and increase our sales. If our marketing programs are not successful, our sales and profitability could be adversely affected.

•Damage to the reputation of the Kohl's brand or our private and exclusive brands.
We believe the Kohl's brand name and many of our private and exclusive brand names are powerful sales and marketing tools. We devote significant resources to promoting and protecting them. We develop and promote private and exclusive brands that have generated national recognition. In some cases, the brands or the marketing of such brands are tied to or affiliated with well-known individuals. Damage to the reputations (whether or not justified) of the Kohl’s brand, our private and exclusive brand names or any affiliated individuals, could arise from product failures; concerns about human rights, working conditions and other labor rights and conditions where merchandise is produced; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; or various other forms of adverse publicity, especially in social media outlets. Damage to our reputation may generate negative customer sentiment, potentially resulting in a reduction in sales, earnings, and shareholder value.

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

•Disruptions in our information systems or an inability to adequately maintain and update those systems.
The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, and merchandise planning and allocation functions. We also generate sales though the operations of our Kohls.com website. We frequently make investments that will help maintain and update our existing information systems. The potential problems and interruptions associated with implementing technology initiatives or the failure of our information systems to perform as designed could disrupt our business and harm sales and profitability.

•Weather conditions could adversely affect consumer shopping patterns.
A significant portion of our business is apparel and is subject to weather conditions. As a result, our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusually heavy snow, ice or rain storms; natural disasters such as earthquakes, tornadoes, floods and hurricanes; or extended periods of unseasonable temperatures could adversely affect our performance by affecting consumer shopping patterns, diminishing demand for seasonal merchandise and/or causing physical damage to our properties.

•Inability to successfully execute a profitable omni-channel strategy.
Our business has evolved from an in-store only shopping experience to a multi-channel experience which includes in-store, on-line, mobile, social media and/or other interactions. We strive to offer a desirable omni-channel shopping experience for our customers and use social media as a way to interact with our customers and enhance their shopping experiences.
Our ability to compete with other retailers and to meet our customer expectations may suffer if we are unable to execute a relevant customer-facing technology in a timely manner. Our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Consequently, our results of operations could be adversely affected.
Our omni-channel business currently generates a lower operating margin than we have historically reported when we were primarily a store-only retailer. This profitability variance is due to a variety of factors including, but not limited to, an increase in the volume of lower margin merchandise, especially home products; costs to ship merchandise to our customers; and investments to provide the infrastructure necessary to expand our omni-channel strategy. There can be no assurances that future profitability will return to historical levels.
Our revenues, operating results and cash requirements are affected by the seasonal nature of our business.
Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons.
If we do not properly stock or restock popular products, particularly during the back-to-school and holiday seasons, we may fail to meet customer demand, which could affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profitability.
We may experience an increase in costs associated with shipping on-line orders due to complimentary upgrades, split shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our website within a short period of time due to increased holiday demand, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Also, third-party delivery, direct ship vendors and customer service co-sourcers may be unable to meet the seasonal demand.
This seasonality causes our operating results and cash needs to vary considerably from quarter to quarter. Additionally, any decrease in sales or profitability during the second half of the fiscal year could have a disproportionately adverse effect on our results of operations.

Our inability to raise additional capital and maintain bank credit on favorable terms could adversely affect our business and financial condition.
We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong debt ratings. If our credit ratings fall below desirable levels, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). If our access to capital was to become significantly constrained or our cost of capital was to increase significantly, our financial condition, results of operations and cash flows could be adversely affected.
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
Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The proprietary Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations will be shared similar to the revenue if interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.
Changes in credit card use, payment patterns and default rates may also result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely impact our ability to extend credit and collect payments could negatively affect our results.
An inability to attract and retain quality associates could result in higher payroll costs and adversely affect our operating results.
Our performance is dependent on attracting and retaining a large number of quality associates. Many of those associates are in entry level or part-time positions with historically high rates of turnover. Many of our strategic initiatives require that we hire and/or develop associates with appropriate experience. Our staffing needs are especially high during the holiday season. Competition for these associates is intense. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.
Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels and changing demographics. Changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs, which could negatively impact our profitability.
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
We continually monitor the state and federal legal/regulatory environment for developments that may impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business and/or loss of associate morale. Additionally, we are regularly involved in various litigation matters that arise out of the conduct of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Unauthorized disclosure of sensitive or confidential customer, associate or company information could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.
As part of our normal course of business, we collect, process and retain sensitive and confidential customer, associate and company information. The protection of this data is extremely important to us, our associates and our customers. Despite the considerable security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
Stores
As of January 31, 2015, we operated 1,162 stores with 83.8 million selling square feet in 49 states. Our typical, or “prototype,” store has approximately 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 55,000 to 68,000 gross square feet and serve trade areas of 100,000 to 150,000 people.
Our typical store lease has an initial term of 20-25 years and four to eight renewal options for consecutive five-year extension terms. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Approximately one-fourth of the leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our stores.

	Number of Stores				Number of Stores
	2013	Net Change	2014		2013	Net Change	2014

Mid-Atlantic Region:				South Central Region:
Delaware	5	—	5	Arkansas	8	—	8
Maryland	23	—	23	Kansas	12	—	12
Pennsylvania	50	—	50	Louisiana	6	2	8
Virginia	30	—	30	Missouri	26	—	26
West Virginia	7	—	7	Oklahoma	10	1	11
Total Mid-Atlantic	115	—	115	Texas	85	—	85
Midwest Region:				Total South Central	147	3	150
Illinois	66	—	66	Southeast Region:
Indiana	39	—	39	Alabama	14	—	14
Iowa	18	—	18	Florida	53	—	53
Michigan	45	—	45	Georgia	35	—	35
Minnesota	26	—	26	Kentucky	16	1	17
Nebraska	7	—	7	Mississippi	5	—	5
North Dakota	4	—	4	North Carolina	31	—	31
Ohio	58	—	58	South Carolina	15	1	16
South Dakota	3	—	3	Tennessee	20	—	20
Wisconsin	40	—	40	Total Southeast	189	2	191
Total Midwest	306	—	306	West Region:
Northeast Region:				Alaska	1	—	1
Connecticut	21	1	22	Arizona	26	—	26
Maine	5	—	5	California	128	(2)	126
Massachusetts	25	—	25	Colorado	24	—	24
New Hampshire	11	—	11	Idaho	5	—	5
New Jersey	38	—	38	Montana	2	—	2
New York	51	(1)	50	Nevada	12	—	12
Rhode Island	3	—	3	New Mexico	5	—	5
Vermont	1	—	1	Oregon	11	—	11
Total Northeast	155	—	155	Utah	12	—	12
				Washington	18	1	19
				Wyoming	2	—	2
				Total West	246	(1)	245
				Total Kohl’s	1,158	4	1,162

	Number of Stores by Store Type				Number of Stores by Ownership
	2013	Net Change	2014		2013	Net Change	2014
Prototype	993	(5)	988	Owned	412	1	413
Small	165	9	174	Leased*
	1,158	4	1,162	Operating lease	246	4	250
				On-balance sheet	500	(1)	499
	Number of Stores by Location			Total leased	746	3	749
					1,158	4	1,162
	2013	Net Change	2014	* Includes locations where we lease the land and/or building
Strip centers	777	3	780
Community & regional malls	85	—	85
Freestanding	296	1	297
	1,158	4	1,162

Distribution Centers
The following table summarizes key information about each of our distribution centers.

	Year Opened	Square Footage
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	420,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Monroe, Ohio*	2001	1,200,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	360,000
Ottawa, Illinois	2008	328,000
San Bernardino, California*	2010	970,000
Edgewood, Maryland*	2011	1,450,000
DeSoto, Texas*	2012	1,200,000
* On-line fulfillment centers
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
Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History and our quarterly cash dividends per common share for each quarter in 2014 and 2013.

	2014			2013
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$61.54	$54.95	$0.39	$58.47	$49.97	$0.35
Third Quarter	62.50	53.74	0.39	57.04	49.84	0.35
Second Quarter	55.89	51.00	0.39	54.16	47.00	0.35
First Quarter	57.89	49.09	0.39	49.32	45.21	0.35
On February 25, 2015, our Board of Directors approved a dividend of $0.45 per share which will be paid on March 25, 2015 to shareholders of record as of March 11, 2015. In 2014, we paid aggregate cash dividends of $317 million.
(b) Holders
As of March 11, 2015, there were approximately 4,200 record holders of our Common Stock.
(c) Securities Authorized For Issuance Under Equity Compensation Plans
See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 14, 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(d) Performance Graph
The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s 500 Index and a Peer Group Index that is consistent with the retail peer group used in the Compensation Discussion & Analysis section of our Proxy Statement for our May 14, 2015 Annual Meeting of Shareholders. The Peer Group Index was calculated by Capital IQ, a Standard & Poor’s business and includes Bed, Bath & Beyond Inc.; The Gap, Inc.; J.C Penney Company, Inc.; Limited Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; Sears Holding Corporation; Target Corporation; and The TJX Companies, Inc. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 30, 2010 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Jan 30, 2010	Jan 29, 2011	Jan 28, 2012	Feb 2, 2013	Feb 1, 2014	Jan 31, 2015
Kohl’s Corporation	$100.00	$101.65	$94.58	$95.78	$108.30	$131.35
S&P 500 Index	100.00	121.26	127.72	150.20	180.70	206.41
Peer Group Index	100.00	118.35	140.64	169.67	187.33	239.18
(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not sell any equity securities during 2014 which were not registered under the Securities Act.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In 2012, our Board of Directors authorized the repurchase of $3.5 billion of our shares of common stock. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 31, 2015:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Dollars In Millions)
November 2 – November 29, 2014	942,839	$56.61	941,999	$1,714
November 30, 2014 – January 3, 2015	713,532	58.19	712,237	1,673
January 4 – January 31, 2015	494,521	60.02	466,162	1,645
Total	2,150,892	$57.92	2,120,398	$1,645

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. The Statement of Income and Balance Sheet Data have been derived from our audited consolidated financial statements.

	2014	2013	2012 (d)	2011	2010
	(Dollars in Millions, Except Per Share and Per Square Foot Data)
Statements of Income Data:
Net sales	$19,023	$19,031	$19,279	$18,804	$18,391
Cost of merchandise sold	12,098	12,087	12,289	11,625	11,359
Gross margin	6,925	6,944	6,990	7,179	7,032
Selling, general and administrative expenses	4,350	4,313	4,267	4,243	4,190
Depreciation and amortization	886	889	833	778	750
Operating income	1,689	1,742	1,890	2,158	2,092
Interest expense, net	340	338	329	299	304
Income before income taxes	1,349	1,404	1,561	1,859	1,788
Provision for income taxes	482	515	575	692	668
Net income	$867	$889	$986	$1,167	$1,120
Basic earnings per share	$4.28	$4.08	$4.19	$4.33	$3.69
Diluted earnings per share	$4.24	$4.05	$4.17	$4.30	$3.66
Dividends per share	$1.56	$1.40	$1.28	$1.00	—
Operating Data:
Net sales growth	—%	(1.3)%	2.5%	2.2%	7.1%
Comparable sales growth (a)	(0.3)%	(1.2)%	0.3%	0.5%	4.4%
Net sales per selling square foot (b)	$226	$227	$231	$232	$231
As a percent of sales:
Gross margin	36.4%	36.5%	36.3%	38.2%	38.2%
Operating income	8.9%	9.2%	9.8%	11.5%	11.4%
Return on average shareholders’ equity (c)	14.7%	14.8%	15.8%	16.4%	14.1%
Total square feet of selling space (in thousands)	83,750	83,671	83,098	82,226	80,139
Number of stores (end of period)	1,162	1,158	1,146	1,127	1,089
Balance Sheet Data:
Working capital	$2,839	$2,556	$2,184	$2,222	$2,888
Total assets	14,431	14,357	13,905	14,148	14,891
Long-term debt	2,793	2,792	2,492	2,141	1,894
Capital lease and financing obligations	1,968	2,069	2,061	2,103	2,104
Shareholders’ equity	5,991	5,978	6,048	6,508	7,850
Cash flow from operations	2,024	1,884	1,265	2,139	1,750
Capital expenditures	682	643	785	927	801

(a)
Comparable sales growth is based on sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and omni-channel sales. Fiscal 2013 comparable sales growth compares the 52 weeks ended February 1, 2014 to the 52 weeks ended January 26, 2013. Fiscal 2012 comparable sales growth compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.

(b)	Net sales per selling square foot includes on-line sales and stores open for the full current period. 2012 excludes the impact of the 53rd week.

(c)	Average shareholders’ equity is based on a 5-quarter average.

(d)
Fiscal 2012 was a 53-week year. During the 53rd week, total sales were $169 million; selling, general and administrative expenses were approximately $30 million; interest was approximately $2 million; net income was approximately $15 million and diluted earnings per share was approximately $0.06.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

As of January 31, 2015, we operated 1,162 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.

In the first quarter of 2014, we introduced a multi-year strategic framework which we refer to as "the Greatness Agenda". It is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams.  All of the Greatness Agenda initiatives are designed to increase sales, primarily by increasing the number of customers that shop at our stores and on-line.

To ensure newness and excitement in our merchandise assortment, we added new brands, including Fitbit, IZOD, Juicy Couture, Gaiam, Nespresso, PUMA and various Jumping Beans collections featuring Disney characters, and improved the beauty department in many of our stores.  We renewed our emphasis on national brands as the name recognition of these brands often increases customer traffic.

We improved the Kohl’s mobile shopping experience and personalized our marketing.  We also launched the Yes2You rewards program which has increased customer loyalty by providing future discounts based on past purchases.

We knew that 2014 would be a transitional year as we implemented Greatness Agenda initiatives.  Though we are early in the program, we are pleased with the results that we saw in its first year.  Comparable sales and number of transactions improved throughout the year.  In the fourth quarter, both comparable sales and number of transactions were higher than the prior year.

Net sales for the year were $19.0 billion, consistent with 2013.  Comparable sales decreased 0.3%.

Gross margin as a percentage of sales was 36.4% in 2014, 8 basis points lower than in 2013. Merchandise margin increased, but was more than offset by higher shipping losses attributable to growth in the number of on-line orders.

Selling, general and administrative ("SG&A") expenses increased both in dollars and as a percentage of sales.  We increased our marketing expenses to launch our new loyalty program and to increase customer traffic and invested in omni-channel technology initiatives.  Variable expenses, including store payroll, were well managed throughout the year.

For the year, net income was $867 million, 2% lower than last year, and diluted earnings per share was $4.24, an increase of 5% over 2013.

We generated $1.2 billion of free cash flow in 2014, a 9% increase over 2013.  We ended the year with $1.4 billion of cash and cash equivalents.

See Results of Operations and Liquidity and Capital Resources for additional details about our financial results and how we define comparable sales and free cash flow (a non-GAAP financial measure).

2015 Outlook
Our current expectations for 2015 are as follows:

Total sales	Increase 1.8 - 2.8%
Comparable sales	Increase 1.5 - 2.5%
Gross margin as a percent of sales	Increase 0 - 20 bps
SG&A	Increase 1.5 - 2.5%
Depreciation	$940 million
Interest	$335 million
Effective tax rate	37%
Earnings per diluted share	$4.40 - $4.60
Capital expenditures	$800 million
Share repurchases:
Total repurchases	$1 billion
Cost per share	$70.00

Results of Operations

Net Sales.

As our omni-channel strategy continues to mature, it is increasingly difficult to distinguish between a "store" sale and an "E-Commerce" sale. Our website increases store sales as in-store customers have often pre-shopped on-line before shopping in the store. Below is a list of some omni-channel examples:

•	Stores increase on-line sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering on-line.
•On-line purchases can easily be returned in our stores.

•	Kohl's Cash coupons and Yes2You rewards can be earned and redeemed on-line or in store regardless of where they were earned.
•In-store customers can order from on-line kiosks in our stores.

•	Order on-line and pick-up in store is available in approximately 100 stores and is expected to be available in all stores by the second quarter of 2015.
•Customers who utilize our mobile app while in the store may receive mobile coupons to use when they check out.

•	On-line orders may be shipped from a dedicated E-Commerce fulfillment center, a store, a retail distribution center, direct ship vendors or any combination of the above.

Because we no longer have a clear distinction between "store" sales and "E-Commerce" sales, we do not separately report E-Commerce sales.

Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include omni-channel sales in our comparable sales.

The following table summarizes net sales:

	2014	2013	2012
Net sales (In Millions)	$19,023	$19,031	$19,279
Increase (decrease) in sales:
Total	—%	(1.3)%	2.5%
Comparable (a)	(0.3)%	(1.2)%	0.3%
Net sales per selling square foot (b)	$226	$227	$231
(a) Includes sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods and omni-channel sales. 2013 compares the 52 weeks ending February 1, 2014 to the 52 weeks ending January 26, 2013. 2012 compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.
(b) Net sales per selling square foot includes on-line sales and stores open for the full current period. 2012 excludes the impact of the 53rd week.

The following table summarizes the changes in net sales:

	2014		2013
	$	%	$	%
	(Dollars in Millions)
Net sales - prior year	$19,031		$19,279
Comparable sales (a)	(54)	(0.3)%	(233)	(1.2)%
New stores and other revenues	46	—	154	—
Net change before 53rd week	(8)	—%	(79)	(0.4)%
Net sales in 53rd week	—	—	(169)	—
Total decrease in net sales	(8)	—%	(248)	(1.3)%
Net sales - current year	$19,023		$19,031
(a) 2013 compares the 52 weeks ending February 1, 2014 to the 52 weeks ending January 26, 2013.
Drivers of the changes in comparable sales were as follows:

	2014	2013
Selling price per unit	2.8%	(0.4)%
Units per transaction	(0.8)	1.5
Average transaction value	2.0	1.1
Number of transactions	(2.3)	(2.3)
Comparable sales	(0.3)%	(1.2)%

The increase in selling price per unit was primarily due to increases in national brand merchandise penetration. Units per transaction decreased as customers purchased fewer items in response to the higher prices. Transactions improved throughout the year and were higher in the fourth quarter as the Greatness Agenda initiatives gained traction.
From a regional perspective, including on-line originated sales, the West, Southeast, and Midwest reported higher sales, which were offset by sales decreases in the Northeast, Mid-Atlantic, and South Central regions.
By line of business, Children's, Footwear, and Men's reported sales increases. All Children's categories reported sales increases, with toys reporting the largest increase. Accessories, led by bath and beauty, was slightly above the Company average, primarily as a result of our beauty remodel program. Home and Women's both underperformed the Company average. Active was the strongest category in the Men's,Women's, and Footwear businesses. Electrics and luggage reported the highest sales increases in the Home business.
Net sales per selling square foot (which includes on-line sales and stores open for the full current period and includes omni-channel), decreased $1 to $226 in 2014. The decrease is consistent with the decrease in comparable sales.

Net sales for 2013 decreased $248 million from 2012 and comparable sales decreased 1.2%. From a line of business perspective, Children's, Men's and Home outperformed the Company average in 2013. Comparable sales in Women's was consistent with the Company average, while Accessories and Footwear were below the Company average. All regions, except the West, which reported sales consistent with 2012, reported modest sales decreases.

Gross margin.

	2014	2013	2012
	(Dollars in Millions)
Gross margin	$6,925	$6,944	$6,990
As a percent of net sales	36.4%	36.5%	36.3%

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

Gross margin as a percentage of sales decreased 8 basis points from 2013 to 2014. Merchandise sales margin increased 9 basis points. Shipping losses reduced margin 22 basis points more in 2014 than in 2013.

Gross margin as a percentage of sales increased approximately 20 basis points in 2013 over 2012. The increase included a 45 basis point increase in our merchandise sales margin. This increase was primarily due to modest decreases in apparel costs in 2013. Partially offsetting this increase were higher shipping losses in our on-line business. The losses were due to higher costs to ship merchandise during the fourth quarter holiday season and to growth in our on-line business.
Selling, general and administrative expenses.

	2014	2013	2012
	(Dollars in Millions)
Selling, general, and administrative expenses	$4,350	$4,313	$4,267
As a percent of net sales	22.9%	22.7%	22.1%
SG&A expenses include compensation and benefit costs (including stores, headquarters, buying and merchandising and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative revenues and expenses. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

The following table summarizes the changes in SG&A by expense type:

	2014	2013
	(Dollars In Millions)
Corporate expenses	$34	$32
Marketing costs, excluding credit card operations	21	9
Distribution costs	10	27
Store expenses	(4)	27
Net revenues from credit card operations	(24)	(19)
SG&A in 53rd week	—	(30)
Total increase	$37	$46

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by approximately 20 basis points in 2014.

IT spending, which is included in corporate expenses, increased over 2013 due to growth and infrastructure investments related to our omni-channel strategy. Corporate expenses also increased due to higher incentive compensation.

Marketing costs increased in 2014 as we increased our spending in digital and broadcast. In addition, we launched our loyalty program nationwide in the third quarter of 2014. The increased spending was partially offset by a decrease in spending in newspaper inserts and direct mail.

Distribution costs were $281 million for 2014, $271 million for 2013 and $245 million for 2012. Distribution costs increased in 2014 due to higher distribution and fulfillment costs related to our growing on-line business, particularly in the fourth quarter.

The decrease in store expenses are the result of lower operating expenses, such as common area maintenance, utilities, and janitorial.

Revenues from our credit card operations were $430 million in 2014, $406 million in 2013 and $388 million in 2012. The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Partially offsetting these increases were higher bad debt expenses and operational costs. The increased operating costs were primarily due to growth in the portfolio.

SG&A for 2013 increased $46 million, or 1% over 2012. As a percentage of sales, SG&A increased, or "deleveraged", by approximately 60 basis points in 2013. The increase in SG&A was due primarily to higher distribution costs, increased marketing, investments in technology and infrastructure related to our on-line business. These increases were partially offset by lower incentive costs.

Other Expenses.

	2014	2013	2012
	(Dollars In Millions)
Depreciation and amortization	$886	$889	$833
Interest expense, net	340	338	329
Provision for income taxes	482	515	575
Effective tax rate	35.7%	36.7%	36.8%
Depreciation and amortization were consistent in 2014 and 2013, as higher IT amortization was offset by a decrease due to maturing stores. The increase in depreciation and amortization in 2013 was primarily due to our on-line fulfillment centers and IT amortization.
Net interest expense increased $2 million, or 1%, in 2014 and increased $9 million, or 3%, in 2013. The increases in interest expense are primarily due to higher outstanding long-term debt following the September 2013 debt issuance.
The decreases in the effective tax rate for 2014 and 2013 were primarily due to favorable settlements of state tax audits in both years.
Inflation
Although we expect that our operations will be influenced by general economic conditions, including food, fuel and energy prices, and by costs to source our merchandise, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be impacted by such factors in the future.

Liquidity and Capital Resources

The following table presents the primary cash requirements and sources of funds.

Cash Requirements	Source of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season. Share repurchases are discretionary and can be discontinued at any time should we require cash for other uses.

The following table includes cash balances and changes.

	2014	2013	2012
	(In Millions)
Cash and cash equivalents	$1,407	$971	$537

Net cash provided by (used in):
Operating activities	$2,024	$1,884	$1,265
Investing activities	(593)	(623)	(660)
Financing activities	(995)	(827)	(1,273)

Free Cash Flow (a)	$1,234	$1,127	$381

(a) See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of this non-GAAP financial measure.

Operating activities.

Cash provided by operations increased $140 million, or 7%, in 2014 to $2.0 billion.

Merchandise inventory decreased $60 million in 2014 to $3.8 billion. Inventory per store decreased 2% and units per store decreased 3% from 2013. Accounts payable as a percent of inventory was 39.6% at January 31, 2015, compared to 35.2% at February 1, 2014. The increase reflects higher receipt volume and timing of payments to some of our vendors.
Cash provided by operations increased $619 million to $1.9 billion in 2013. The increase was primarily due to reduced inventory growth and to lower bonus and other payroll-related liability payments in 2013.

Investing activities.
Net cash used in investing activities decreased $30 million to $593 million in 2014.
Capital expenditures totaled $682 million in 2014, a $39 million increase over 2013. The increase in capital spending is primarily due to the expansion of our corporate campus, increased IT spending and the purchase and build out of a call center in Texas, partially offset by decreased new store spending.
Proceeds from sales of investments in auction rate securities totaled $82 million in 2014 and $1 million in 2013. All of our auction rate securities have now been sold. Despite the non-liquid nature of these investments following market conditions that arose in 2008, we were able to sell substantially all of our investments at par.

The following table summarizes expected and actual capital expenditures by major category as a percentage of total capital expenditures:

	2015 Estimate	2014	2013	2012
Computer hardware and software	41%	43%	45%	33%
Store refresh	41	34	29	29
New stores	4	7	9	19
Distribution centers	8	3	7	15
Corporate expansion including credit	4	12	9	3
Other	2	1	1	1
Total	100%	100%	100%	100%
We expect total capital expenditures of approximately $800 million in fiscal 2015. The actual amount of our future capital expenditures will depend on the number and timing of new stores and refreshes; expansion and renovations to distribution centers; the mix of owned, leased or acquired stores; and IT and corporate spending. We do not anticipate that our capital expenditures will be limited by any restrictive covenants in our financing agreements.
Net cash used in investing activities decreased $37 million to $623 million in 2013. The decrease reflects a $142 million decrease in capital expenditures which was substantially offset by a $108 million decrease in auction rate securities sales.
Financing activities.
Our financing activities used cash of $995 million in 2014 and $827 million in 2013.
We repurchased 12 million shares of our common stock for $677 million in 2014 and 15 million shares for $799 million in 2013. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors. The shares were purchased as part of our share repurchase program. We have $1.6 billion of authorized share repurchases remaining from the $3.5 billion program approved by our Board of Directors in November 2012. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions.
In September 2013, we issued $300 million of 4.75% notes with semi-annual interest payments that began in December 2013.
We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility which matures in 2018. There were no draws on these facilities during 2014 or 2013.
As of January 31, 2015, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa1	BBB	BBB+
We may from time to time seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.
During 2014, we paid cash dividends of $317 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 26	May 14	August 12	November 12
Record date	March 12	June 11	September 10	December 10
Payment date	March 26	June 25	September 24	December 24
Amount per common share	$0.39	$0.39	$0.39	$0.39
On February 25, 2015 our Board of Directors approved a 15% increase to our dividend to $0.45 per common share which will be paid on March 25, 2015 to shareholders of record as of March 11, 2015.

Our financing activities used cash of $827 million in 2013 and $1.3 billion in 2012. The decrease was primarily due to lower share repurchases.
Free Cash Flow
We generated $1.2 billion of free cash flow in 2014; an increase of $107 million over 2013. As discussed above, the increase is primarily the result of higher cash provided by operating activities in 2014. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less acquisition of property & equipment and capital lease & financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations. See the key financial ratio calculations section below.
Key financial ratios.
The following ratios provide additional measures of our liquidity, return on investments, and capital structure.

	2014	2013	2012
Liquidity Ratios:	(Dollars in Millions)
Working capital	$2,839	$2,556	$2,184
Current ratio	1.99	1.93	1.86
Free Cash Flow (a)	$1,234	$1,127	$381
Return on Investment Ratios:
Ratio of earnings to fixed charges	3.6	3.7	4.1
Return on Assets	6.0%	6.2%	6.9%
Return on Gross Investment (a)	15.1%	15.5%	16.8%
Capital Structure Ratios:
Debt/capitalization	44.3%	44.8%	42.9%
Adjusted Debt to EBITDAR (a)	2.45	2.42	2.23
(a) Non-GAAP financial measure
Liquidity ratios.
Liquidity measures our ability to meet short-term cash needs. Working capital increased $283 million and our current ratio increased 6 basis points over year-end 2013. In 2013, working capital increased $372 million and our current ratio increased 7 basis points over year-end 2012. The increases were primarily due to higher cash balances.

Return on investment ratios.
Lower earnings resulted in decreases in all three of our return on investment ratios - ratio of earnings to fixed charges, return on assets and return on gross investment ("ROI"). See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of our ratio of earnings to fixed charges and the key financial ratio calculations below for the return on assets and ROI calculations.

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
Capital structure ratios.
Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted debt ratio. As of January 31, 2015, we were in compliance with all debt covenants and expect to remain in compliance during 2015. See the key financial ratio calculations section below for our debt covenant calculation.

Our debt/capitalization ratio was 44.3% at year-end 2014 and 44.8% at year-end 2013. The decrease is primarily due to lower store lease obligations.

Our Adjusted Debt to EBITDAR ratio was 2.45 for 2014, 2.42 for 2013, and 2.23 for 2012. The increases are primarily due to lower EBITDAR. Adjusted Debt to EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by EBITDAR. We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain an Adjusted Debt to EBITDAR ratio of approximately 2.25, to manage debt levels to maintain a BBB+ investment-grade credit rating and to operate with an efficient capital structure for our size, growth plans and industry. We exceeded our target goal in 2014 and 2013 to take advantage of a favorable, low interest rate debt environment.  We expect to manage our business and debt levels to get our overall ratio back to our target goal over the next several years. We currently have no plans for new debt in 2015. Our Adjusted Debt to EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted Debt to EBITDAR should be evaluated in addition to, and not considered a substitute for, other financial measures such as debt/capitalization. See the key financial ratio calculations section below for our Adjusted Debt to EBITDAR calculation.
Key financial ratio calculations.
The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2014	2013	2012
	(Dollars in Millions)
Net cash provided by operating activities	$2,024	$1,884	$1,265
Acquisition of property & equipment	(682)	(643)	(785)
Capital lease & financing obligation payments	(114)	(115)	(111)
Proceeds from financing obligations	6	1	12
Free cash flow	$1,234	$1,127	$381
The following table includes our ROI and return on assets (the most comparable GAAP measure) calculations:

	2014	2013	2012
	(Dollars in Millions)
Operating income	$1,689	$1,742	$1,890
Depreciation and amortization	886	889	833
Rent expense	277	270	265
EBITDAR	$2,852	$2,901	$2,988
Average: (a)
Total assets	$14,406	$14,335	$14,266
Cash equivalents and long-term investments (b)	(477)	(321)	(677)
Deferred tax and other assets	(140)	(149)	(126)
Accumulated depreciation and amortization	5,743	5,457	4,943
Accounts payable	(1,624)	(1,556)	(1,622)
Accrued liabilities	(1,119)	(1,082)	(1,079)
Other long-term liabilities	(563)	(538)	(478)
Capitalized rent (c)	2,667	2,625	2,573
Gross Investment (“AGI”)	$18,893	$18,771	$17,800
Return on Assets (“ROA”) (d)	6.0%	6.2%	6.9%
Return on Gross Investment (“ROI”) (e)	15.1%	15.5%	16.8%
(a)    Represents average of 5 most recent quarter end balances
(b)    Represents excess cash not required for operations
(c)    Represents 10 times store rent and 5 times equipment/other rent
(d)    Net income divided by average total assets
(e)    EBITDAR divided by Gross Investment

The following table includes our debt ratio calculation, as defined by our debt agreements, as of January 31, 2015:

(Dollars in Millions)
Included Indebtedness
Total debt	$4,768
Permitted exclusions	(7)

Subtotal	4,761
Rent x 8	2,216

Included Indebtedness	$6,977

Adjusted Debt Compliance EBITDAR
Net income	$867
Rent expense	277
Depreciation and amortization	886
Net interest	340
Provision for income taxes	482
EBITDAR	2,852
Stock based compensation	48
Other non-cash revenues and expenses	13
Adjusted Debt Compliance EBITDAR	$2,913

Debt Ratio (a)	2.40
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

The following table includes our Adjusted Debt to EBITDAR and debt/capitalization (a comparable GAAP measure) calculations:

	2014	2013	2012
	(Dollars in Millions)
Total Debt (net of discount)	$4,761	$4,861	$4,553
Rent x 8	2,216	2,160	2,120
Adjusted Debt	$6,977	$7,021	$6,673
Total Equity	$5,991	$5,978	$6,048
EBITDAR per above	$2,852	$2,901	$2,988
Debt/capitalization (a)	44.3%	44.8%	42.9%
Adjusted Debt to EBITDAR (b)	2.45	2.42	2.23
(a)    Total debt divided by total debt and total equity
(b)    Adjusted debt divided by EBITDAR

Contractual Obligations
Our contractual obligations as of January 31, 2015 were as follows:

	Maturing in:
	Total	2015	2016 and 2017	2018 and 2019	2020 and after
	(Dollars In Millions)
Recorded contractual obligations:
Long-term debt	$2,800	$—	$650	$—	$2,150
Capital lease and financing obligations	1,510	99	217	190	1,004
	4,310	99	867	190	3,154
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,617	149	298	216	954
Capital lease and financing obligations	2,681	180	336	303	1,862
Operating leases (a)	5,800	246	481	476	4,597
Purchase obligations (b)	4,366	4,366	—	—	—
Other (c)	699	289	271	110	29
	15,163	5,230	1,386	1,105	7,442
Total	$19,473	$5,329	$2,253	$1,295	$10,596

(a)
Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $175 million for both 2014 and 2013 and $165 million for 2012. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.

(b)
Purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.

(c)	Other includes royalties, legally binding minimum lease and interest payments for stores opening in 2015 or later, as well as payments associated with technology and marketing agreements.
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
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of year-end 2014.
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
We also record a reserve for estimated inventory shrink between the last physical inventory count and the balance sheet date. Shrink is the difference between the recorded amount of inventory and the physical inventory. Shrink may occur due to theft, loss, inaccurate records for the receipt of inventory or deterioration of goods, among other things. We generally perform an annual physical inventory count at the majority of our stores and distribution centers. The shrink reserve is based on sales and actual shrink results from previous inventories.
We did not make any material changes in the methodologies used to value our inventory or to estimate the markdown and shrink reserves during 2014, 2013 or 2012. We believe that we have sufficient current and historical knowledge to record reasonable estimates for our inventory reserves. Though historical reserves have approximated actual markdowns and shrink adjustments, it is possible that future results could differ from current recorded reserves.
Because we routinely record permanent markdowns for potentially obsolete merchandise, the markdown reserve was immaterial as of January 31, 2015. Changes in the assumptions used to estimate our markdown reserve requirement would not have had a material impact on our financial statements. A 10 basis point change in estimated inventory shrink would also have had an immaterial impact on our financial statements.
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
We use a third-party actuary to estimate the liabilities associated with these risks. The actuary considers historical claims experience, demographic and severity factors and actuarial assumptions to estimate the liabilities associated with these risks. As of January 31, 2015, estimated liabilities for workers’ compensation and general liability claims were approximately $32 million.
A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. Changes in actuarial assumptions could also have an impact on estimated reserves. Historically, our actuarial estimates have not been materially different from actual results.
We are fully self-insured for employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary to estimate the liability for incurred, but not reported, health care claims. This estimate uses historical claims information as well as estimated health care trends. As of January 31, 2015, we had recorded approximately $14 million for medical, pharmacy and dental claims which were incurred in 2014 and expected to be paid in 2015. Historically, our actuarial estimates have not been materially different from actual results.
Impairment of Assets
As of January 31, 2015, our investment in buildings and improvements, before accumulated depreciation, was $10 billion. We review these buildings and improvements for impairment when an event or changes in circumstances, such as decisions to close a store or significant operating losses, indicate the carrying value of the asset may not be recoverable.
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
Income Taxes
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit, excluding accrued interest and penalties, was $123 million as of January 31, 2015.
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
Operating Leases
As of January 31, 2015, 749 of our 1,162 retail stores were subject to either a ground or building lease. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital or operating lease in accordance with ASC 840, “Leases.”
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
All of our long-term debt at year-end 2014 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.
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
Our management assessed the effectiveness of our internal control over financing reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of January 31, 2015, our internal control over financial reporting was effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited Kohl's Corporation's internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the "COSO criteria"). Kohl's Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Kohl's Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl's Corporation as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2015 of Kohl's Corporation and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 20, 2015

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our Directors, the Board of Directors’ Audit Committee and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 14, 2015 Annual Meeting of Shareholders (“our 2015 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2015 Proxy, which information is incorporated herein by reference.
Our executive officers as of January 31, 2015 were as follows:

Name	Age	Position
Kevin Mansell	62	Chairman, Chief Executive Officer and President
Michelle Gass	46	Chief Customer Officer
Kenneth Bonning	57	Senior Executive Vice President
Wesley S. McDonald	52	Senior Executive Vice President, Chief Financial Officer
Richard D. Schepp	54	Senior Executive Vice President
Mr. Mansell is responsible for Kohl’s strategic direction, long-term growth and profitability. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. Mr. Mansell began his retail career in 1975.
Ms. Gass joined Kohl's in June 2013 as Chief Customer Officer and is responsible for our overall customer engagement strategy, including our digital, marketing, public relations, and social responsibility efforts, as well as the omni-channel business. Previously, she had served as President, Starbucks Europe, Middle East and Africa. Ms. Gass began her retail career in 1991.
Mr. Bonning was promoted to Senior Executive Vice President in May 2011 and is responsible for information technology, logistics, and store planning. Previously, he had served as Executive Vice President, Logistics, Facilities and Store Planning from October 2006 to May 2011. Mr. Bonning began his retail career in 1985.

Mr. McDonald was promoted to Senior Executive Vice President, Chief Financial Officer in December 2010 and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, non-merchandise purchasing, credit and capital investment. Previously, he had served as Executive Vice President, Chief Financial Officer since August 2003. Mr. McDonald began his retail career in 1988.

Mr. Schepp was promoted to Senior Executive Vice President in May 2011 and is responsible for legal affairs, risk management, human resources, real estate and internal audit. Mr. Schepp assumed responsibility for our human resource department in April 2012. He previously served as Executive Vice President—General Counsel, Secretary from August 2001 to May 2011. Mr. Schepp began his retail career in 1992.

Members of our Board of Directors as of January 31, 2015 were as follows:

Kevin Mansell Chairman, President and Chief Executive Officer, Kohl’s Corporation	Frank V. Sica (b)* (c) Managing Partner, Tailwind Capital

Peter Boneparth (b) (c) Former Senior Advisor, Irving Place Capital Partners Former President and Chief Executive Officer, Jones Apparel Group	Peter M. Sommerhauser Shareholder, Godfrey & Kahn, S.C. Law Firm

Steven A. Burd (b) (c) Founder and Chief Executive Officer, Burd Health LLC Former Chairman, Chief Executive Officer and President, Safeway Inc.	Stephanie A. Streeter(a) (c)* Chief Executive Officer Libbey, Inc.

Dale E. Jones (b) (c) Chief Executive Officer and President, Diversified Search	Nina G. Vaca(a)(c) Chairman, Chief Executive Officer, Pinnacle Technical Resources, Inc.

John E. Schlifske(a) (c) Chairman and Chief Executive Officer, Northwestern Mutual Life Insurance Company	Stephen E. Watson(a)* (c) Former President, Chief Executive Officer of Gander Mountain, L.L.C. Former Chairman and Chief Executive Officer, Department Store Division of Dayton-Hudson Corporation

(a)Audit Committee member
(b)Compensation Committee member
(c)Governance & Nominating Committee member
* Denotes Chair

Item 11. Executive Compensation
See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2015 Proxy, including the Compensation Committee Report and Compensation Discussion & Analysis, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2015 Proxy, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
See the information provided in the “Independence Determinations & Related Party Transactions” section of our 2015 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
See the information provided in the “Fees Paid to Ernst & Young” section of our 2015 Proxy, which information is incorporated herein by reference.

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
Kevin Mansell
Chairman, Chief Executive Officer, President and Director
(Principal Executive Officer)

/S/ WESLEY S. MCDONALD
Wesley S. McDonald
Senior Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 20, 2015
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

10.1(a)
Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc and Capital One, National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

10.1(b)
Amendment to Private Label Credit Card Program Agreement dated as of May 13, 2014 by and between Kohl's Department Stores, Inc. and Capital One, National Association, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014.

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
10.10
Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Annex A to the Proxy Statement on Schedule 14A filed on March 26, 2010 in connection with the Company’s 2010 Annual Meeting.*

10.11
Form of Executive Performance Share Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated as of January 15, 2014.*

10.12
Form of Executive Stock Option Agreement pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13(a)
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13(b)
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014.*

10.13(c)
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (March 2014 grant), incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014.*

10.14
Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.15
Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.16	Summary of Outside Director Compensation.*

10.17
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of November 14, 2014, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 14, 2014.*

10.18(a)
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Donald Brennan dated as of April 1, 2012, incorporated herein by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

10.18(b)
Agreement dated as of March 24, 2014 by and between Donald A. Brennan and Kohl's Department Stores Inc. incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014.*

10.19
Employment Agreement dated as of May 20, 2014 by and between Kohl's Corporation and Kohl's Department Stores, Inc. and Michelle Gass, incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.*

10.20
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc.and Wesley S. McDonald dated as of April 1, 2012, incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.*

Exhibit Number	Description
10.21
Amended and Restated Employment Agreement dated as of April 1, 2012 by and between Kohl's Corporation and Kohl's Department Stores, Inc. and Richard D. Schepp, incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.*

10.22	Amended and Restated Employment Agreement dated as of April 1, 2012 by and between Kohl's Corporation and Kohl's Department Stores, Inc. and Kenneth G. Bonning.*

10.23
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited the accompanying consolidated balance sheets of Kohl's Corporation (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl's Corporation at January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl's Corporation's internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
March 20, 2015

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars In Millions)

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$1,407	$971
Merchandise inventories	3,814	3,874
Deferred income taxes	116	142
Other	361	327
Total current assets	5,698	5,314
Property and equipment, net	8,515	8,745
Other assets	218	298
Total assets	$14,431	$14,357

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,511	$1,365
Accrued liabilities	1,160	1,138
Income taxes payable	78	116
Current portion of capital lease and financing obligations	110	139
Total current liabilities	2,859	2,758
Long-term debt	2,793	2,792
Capital lease and financing obligations	1,858	1,930
Deferred income taxes	368	339
Other long-term liabilities	562	560
Shareholders’ equity:
Common stock - 367 and 364 million shares issued	4	4
Paid-in capital	2,743	2,598
Treasury stock, at cost, 166 and 153 million shares	(8,744)	(8,052)
Accumulated other comprehensive loss	(20)	(34)
Retained earnings	12,008	11,462
Total shareholders’ equity	5,991	5,978
Total liabilities and shareholders’ equity	$14,431	$14,357
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except per Share Data)

	2014	2013	2012
Net sales	$19,023	$19,031	$19,279
Cost of merchandise sold	12,098	12,087	12,289
Gross margin	6,925	6,944	6,990
Operating expenses:
Selling, general and administrative	4,350	4,313	4,267
Depreciation and amortization	886	889	833
Operating income	1,689	1,742	1,890
Interest expense, net	340	338	329
Income before income taxes	1,349	1,404	1,561
Provision for income taxes	482	515	575
Net income	$867	$889	$986
Net income per share:
Basic	$4.28	$4.08	$4.19
Diluted	$4.24	$4.05	$4.17

Dividends declared and paid per share	$1.56	$1.40	$1.28
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)

	2014	2013	2012
Net income	$867	$889	$986
Other comprehensive income, net of tax:
Unrealized gains on investments	11	8	5
Reclassification adjustment for interest expense on interest rate derivatives included in net income	3	3	3
Other comprehensive income	14	11	8
Comprehensive income	$881	$900	$994
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions, Except per Share Data)

	Common Stock		Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at January 28, 2012	358	$4	$2,339	(111)	$(5,977)	$(53)	$10,195	$6,508
Comprehensive income	—	—	—	—	—	8	986	994
Stock options and awards, net of tax	2	—	115	—	(9)	—	—	106
Dividends paid ($1.28 per common share)	—	—	—	—	3	—	(303)	(300)
Treasury stock purchases	—	—	—	(27)	(1,260)	—	—	(1,260)
Balance at February 2, 2013	360	4	2,454	(138)	(7,243)	(45)	10,878	6,048
Comprehensive income	—	—	—	—	—	11	889	900
Stock options and awards, net of tax	4	—	144	—	(13)	—	—	131
Dividends paid ($1.40 per common share)	—	—	—	—	3	—	(305)	(302)
Treasury stock purchases	—	—	—	(15)	(799)	—	—	(799)
Balance at February 1, 2014	364	4	2,598	(153)	(8,052)	(34)	11,462	5,978
Comprehensive income	—	—	—	—	—	14	867	881
Stock options and awards, net of tax	3	—	145	—	(19)	—	—	126
Dividends paid ($1.56 per common share)	—	—	—	—	4	—	(321)	(317)
Treasury stock purchases	—	—	—	(13)	(677)	—	—	(677)
Balance at January 31, 2015	367	$4	$2,743	(166)	$(8,744)	$(20)	$12,008	$5,991

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	2014	2013	2012
Operating activities
Net income	$867	$889	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	886	889	833
Share-based compensation	48	55	50
Excess tax benefits from share-based compensation	(3)	(3)	(4)
Deferred income taxes	46	(11)	(79)
Other non-cash expenses, net	31	43	29
Changes in operating assets and liabilities:
Merchandise inventories	68	(116)	(523)
Other current and long-term assets	(33)	(19)	(37)
Accounts payable	146	58	74
Accrued and other long-term liabilities	33	149	(60)
Income taxes	(65)	(50)	(4)
Net cash provided by operating activities	2,024	1,884	1,265
Investing activities
Acquisition of property and equipment	(682)	(643)	(785)
Sales of investments in auction rate securities	82	1	109
Other	7	19	16
Net cash used in investing activities	(593)	(623)	(660)
Financing activities
Treasury stock purchases	(677)	(799)	(1,284)
Shares withheld for taxes on vested restricted shares	(19)	(13)	(9)
Dividends paid	(317)	(302)	(300)
Proceeds from issuance of debt, net of deferred financing costs	—	296	347
Proceeds from financing obligations	6	1	12
Capital lease and financing obligation payments	(114)	(115)	(111)
Proceeds from stock option exercises	123	102	68
Excess tax benefits from share-based compensation	3	3	4
Net cash used in financing activities	(995)	(827)	(1,273)
Net increase (decrease) in cash and cash equivalents	436	434	(668)
Cash and cash equivalents at beginning of period	971	537	1,205
Cash and cash equivalents at end of period	$1,407	$971	$537
Supplemental information:
Interest paid, net of capitalized interest	$329	$326	$318
Income taxes paid	502	561	654
Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	$41	$121	$63
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies

Business
As of January 31, 2015, we operated 1,162 department stores in 49 states and a website (www.Kohls.com) that sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
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

Fiscal year	Ended	Number of Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53
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
Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $95 million at January 31, 2015 and $89 million at February 1, 2014.
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Property and Equipment
Property and equipment consist of the following:

	Jan 31, 2015	Feb 1, 2014
	(Dollars In Millions)
Land	$1,103	$1,095
Buildings and improvements:
Owned	7,844	7,713
Leased	1,848	1,845
Store fixtures and equipment	2,032	2,147
Computer hardware and software	1,368	1,033
Construction in progress	210	291
Total property and equipment, at cost	14,405	14,124
Less accumulated depreciation	(5,890)	(5,379)
Property and equipment, net	$8,515	$8,745
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

Long-Lived Assets
All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. No impairments were recorded in 2014, 2013, or 2012 as a result of the tests performed.
Accrued Liabilities
Accrued liabilities consist of the following:

	Jan 31, 2015	Feb 1, 2014
	(Dollars In Millions)
Gift cards and merchandise return cards	$307	$296
Payroll and related fringe benefits	135	112
Sales, property and use taxes	185	166
Credit card liabilities	106	109
Other	427	455
Accrued liabilities	$1,160	$1,138

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Self-Insurance
We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, and employee-related health care benefits, a portion of which is paid by our associates. Liabilities associated with these losses include estimates of both reported losses and losses incurred but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits were approximately $46 million at January 31, 2015 and $47 million at February 1, 2014. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.
As of January 1, 2015, our self insurance exposure for property losses differs based on the type of claim.  For catastrophic claims like earthquakes, floods and windstorms, depending on the location, we are self insured for 2-5% of the insurance claim.  For other standard claims like fire and building damages, we are self insured for the first $250,000 of property loss claims.
Treasury Stock
We account for repurchases of common stock and shares withheld in lieu of taxes when restricted stock vests using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.
Accumulated Other Comprehensive Loss and Other Comprehensive Income
Accumulated other comprehensive loss consists of the following:

	Unrealized Gains (Losses) on Investments	Loss on Interest Rate Derivatives	Accumulated Other Comprehensive Loss
	(Dollars In Millions)
Balance at February 2, 2013	$(19)	$(26)	$(45)
Other comprehensive income	8	3	11
Balance at February 1, 2014	(11)	(23)	(34)
Other comprehensive income	11	3	14
Balance at January 31, 2015	$—	$(20)	$(20)

The tax effects of each component of other comprehensive income are as follows:

	2014	2013	2012
	(Dollars In Millions)
Unrealized gains on investments:
Before-tax amounts	$18	$12	$9
Tax expense	(7)	(4)	(4)
After-tax amounts	11	8	5
Interest rate derivatives:
Before-tax amounts	5	5	5
Tax expense	(2)	(2)	(2)
After-tax amounts	3	3	3
Other comprehensive income	$14	$11	$8

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

•   Shipping and handling expenses of sales generated on-line

•   Terms cash discount

•      Compensation and benefit costs including:
•      Stores
•      Corporate headquarters, including buying and merchandising
•      Distribution centers

•      Occupancy and operating costs of our retail, distribution and corporate facilities

•      Net revenues from the Kohl’s credit card program

•      Freight expenses associated with moving merchandise from our distribution centers to our retail stores and between distribution and retail facilities

•      Advertising expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

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

Loyalty Program
We currently operate the Kohl's Yes2You Rewards program in which customers earn points based on their spending and other promotional activities. Upon accumulating certain point levels, customers receive rewards to apply to future purchases. We accrue the cost of anticipated redemptions related to the program when the points are earned at the initial purchase. The costs of the program are recorded in cost of merchandise sold.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Fair Value
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

We carry our current assets and liabilities at cost, which approximate fair value.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Advertising
Advertising costs, which include primarily television and radio broadcast, direct mail, digital, and newspaper circulars, are expensed when the advertisement is first seen. Advertising costs, net of related vendor allowances, were as follows:

	2014	2013	2012
	(Dollars In Millions)
Gross advertising costs	$1,189	$1,185	$1,163
Vendor allowances	(165)	(172)	(170)
Net advertising costs	$1,024	$1,013	$993
Net advertising costs as a percent of net sales	5.4%	5.3%	5.2%
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
The information required to compute basic and diluted net income per share is as follows:

	2014	2013	2012
	(In Millions, Except per Share Data)
Numerator—net income	$867	$889	$986
Denominator—weighted average shares
Basic	203	218	235
Impact of dilutive employee stock options (a)	1	2	2
Diluted	204	220	237
Net income per share:
Basic	$4.28	$4.08	$4.19
Diluted	$4.24	$4.05	$4.17

(a)	Excludes 3 million share-based awards for 2014, 10 million share-based awards for 2013 and 14 million share-based awards for 2012 as the impact of such awards was antidilutive.

Share-Based Awards
Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

Recent Accounting Pronouncements Not Yet Adopted
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	January 31, 2015	February 1, 2014
			(Dollars in Millions)
2017	6.31%	6.25%	$650	$650
2021	4.81%	4.00%	650	650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	300
2029	7.36%	7.25%	200	200
2033	6.05%	6.00%	300	300
2037	6.89%	6.88%	350	350
	5.54%		2,800	2,800
Unamortized debt discount			(7)	(8)
Long-term debt			$2,793	$2,792
Based on quoted market prices (Level 1 per ASC No. 820, "Fair Value Measurements and Disclosures"), the estimated fair value of our long-term debt was $3.1 billion at January 31, 2015 and $3.0 billion at February 1, 2014.
We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility which matures in June 2018. There were no draws on these facilities during 2014 or 2013.
Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of January 31, 2015, we were in compliance with all covenants of the various debt agreements.
We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $52 million at January 31, 2015, issued under uncommitted lines with two banks.
3. Lease Commitments
Rent expense charged to operations was $277 million for 2014, $270 million for 2013, and $265 million for 2012. In addition to rent payments, we are often required to pay real estate taxes, insurance and maintenance costs on leased properties. These items are not included in the future minimum lease payments listed below. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.
Future minimum lease payments at January 31, 2015 were as follows:

	Capital Lease and Financing Obligations	Operating Leases
	(Dollars In Millions)
Fiscal year:
2015	$279	$246
2016	282	242
2017	271	239
2018	255	240
2019	238	236
Thereafter	2,866	4,597
	4,191	$5,800
Non-cash gain on future sale of property	458
Amount representing interest	(2,681)
Present value of lease payments	$1,968

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Benefit Plans
We have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 100% of their base compensation, subject to certain statutory limits. We match 100% of the first 5% of each participant’s contribution.
We also have an Employee Stock Ownership Plan ("ESOP") for the benefit of a group of our non-management associates. Contributions are made at the discretion of the Board of Directors. Shares of our stock held by the ESOP are included as shares outstanding for purposes of the net income per share computations.
We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested.

The total costs for these benefit plans were $43 million for 2014, $49 million for 2013, and $53 million for 2012.
5. Income Taxes
Deferred income taxes consist of the following:

	Jan 31, 2015	Feb 1, 2014
	(Dollars In Millions)
Deferred tax liabilities:
Property and equipment	$1,385	$1,416
Deferred tax assets:
Merchandise inventories	24	24
Accrued and other liabilities, including stock options	182	223
Capital lease and financing obligations	773	813
Accrued step rent liability	100	94
Unrealized loss on investments	—	7
Unrealized loss on interest rate swap	13	15
Federal benefit on state tax reserves	41	43
	1,133	1,219
Net deferred tax liability	$252	$197
The components of the provision for income taxes were as follows:

	2014	2013	2012
	(Dollars In Millions)
Current federal	$400	$473	$592
Current state	36	45	60
Deferred federal	48	6	(68)
Deferred state	(2)	(9)	(9)
	$482	$515	$575

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2014	2013	2012
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	2.2	2.2
Tax-exempt interest income	—	(0.2)	(0.1)
Other federal tax credits	(0.6)	(0.3)	(0.3)
Provision for income taxes	35.7%	36.7%	36.8%
We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2008 through 2014 tax years. State returns subject to examination vary depending upon the state. Generally, the 2011 through 2014

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes (continued)
tax years are subject to state examination. The earliest open period is 2003. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2014	2013
	(Dollars In Millions)
Balance at beginning of year	$125	$108
Increases due to:
Tax positions taken in prior years	—	6
Tax positions taken in current year	21	21
Decreases due to:
Tax positions taken in prior years	(16)	(4)
Settlements with taxing authorities	(2)	(3)
Lapse of applicable statute of limitations	(5)	(3)
Balance at end of year	$123	$125
Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $23 million at January 31, 2015 and $21 million at February 1, 2014. Interest and penalty expense was $2 million for 2014 and $3 million for 2013.
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $89 million as of January 31, 2015 and $88 million as of February 1, 2014.
It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.
We have both payables and receivables recorded on our balance sheet for current income taxes. The receivables are recorded within other current assets in our balance sheet. The total of the receivables was $25 million as of January 31, 2015. To conform to the current year presentation, we have reclassed $22 million from income taxes payable to other current assets for February 1, 2014.
To conform to the current year presentation on our balance sheet, we have reclassed $43 million of the federal income taxes receivable related to state tax reserves and interest from long-term other assets to deferred income taxes on the balance sheet.
6. Stock-Based Compensation
We currently grant share-based compensation pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units and options to purchase shares of our common stock, to officers, key employees and directors. As of January 31, 2015, there were 18.5 million shares authorized and 11.5 million shares available for grant under the 2010 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.
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

6. Stock-Based Compensation (continued)
All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award is estimated using a Black-Scholes option valuation model and the following assumptions as of the grant date:

	2014	2013	2012
Dividend yield	2.8%	2.9%	2.6%
Volatility	31.0%	32.7%	33.7%
Risk-free interest rate	1.7%	0.9%	1.0%
Expected life in years	5.5	5.5	5.5
Weighted average fair value at grant date	$12.23	$10.68	$11.79
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
The following table summarizes our stock option activity for 2014, 2013, and 2012:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	11,375	$56.05	15,212	$53.96	16,564	$53.41
Granted	186	54.69	575	47.86	1,458	49.00
Exercised	(2,647)	46.87	(2,494)	41.02	(1,718)	40.01
Forfeited/expired	(2,703)	72.21	(1,918)	56.59	(1,092)	60.93
Balance at end of year	6,211	$52.95	11,375	$56.05	15,212	$53.96
The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $30 million in both 2014 and 2013 and $20 million in 2012.
Additional information related to stock options outstanding and exercisable at January 31, 2015, segregated by exercise price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
$ 29.09 – $ 46.00	823	1.9	$42.27	701	1.3	$41.84
$ 46.01 – $ 49.00	1,180	4.4	47.60	541	4.6	47.46
$ 49.01 – $ 51.00	1,081	2.9	50.06	910	2.6	50.06
$ 51.01 – $ 55.00	1,164	3.9	52.75	592	3.6	52.90
$ 55.01 – $ 65.00	954	2.7	57.52	766	2.4	57.86
$ 65.01 – $ 77.62	1,009	1.6	66.95	1,009	1.6	66.95
	6,211	3.0	$52.95	4,519	2.5	$53.94
Intrinsic value (in thousands)	$49,754			$33,849
The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on January 31, 2015 ($59.72) over the exercise price multiplied by the applicable number of stock options.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock-Based Compensation (continued)
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

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	2,653	$50.56	2,323	$50.47	1,946	$51.11
Granted	910	56.13	1,189	49.22	1,038	48.86
Vested	(818)	50.69	(706)	48.00	(492)	49.77
Forfeited	(314)	51.47	(153)	50.48	(169)	50.04
Balance at end of year	2,431	$52.29	2,653	$50.56	2,323	$50.47
The aggregate fair value of awards at the time of vesting was $41 million in 2014, $34 million in 2013 and $24 million in 2012.
Performance share units
In March 2014, we granted performance-based restricted stock units ("performance share units") to certain executives. The performance measurement period for these performance share units is fiscal years 2014 through 2016. The fair market value of the grant was $62.39 per unit and was determined using a Monte-Carlo valuation on the date of grant. The performance share units cover a target of 18,000 shares.
In January 2014, we granted performance share units to certain executives. The performance measurement period for these performance share units is fiscal years 2014 through 2016. The fair market value of the grant was $57.37 per unit and was determined using a Monte-Carlo valuation on the date of grant. The performance share units cover a target of 230,000 shares.
The actual number of shares which will be earned at the end of the three-year vesting periods will vary based on our cumulative financial performance over the vesting periods. The number of performance share units earned will be modified up or down based on Kohl’s Relative Total Shareholder Return against a defined peer group during the vesting periods. The payouts, if earned, will be settled in Kohl's common stock after the end of each multi-year performance periods.
Other required disclosures
Stock-based compensation expense is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $48 million for 2014, $55 million for 2013 and $50 million for 2012. At January 31, 2015, we had approximately $92 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2 years.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Contingencies

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
8. Quarterly Financial Information (Unaudited)

Each quarterly period below was a 13-week accounting period.

	2014
	First	Second	Third	Fourth
	(In Millions, Except per Share Data)
Net sales	$4,070	$4,242	$4,374	$6,337
Gross margin	$1,496	$1,654	$1,628	$2,147
Net income	$125	$232	$142	$369
Basic shares	206	204	202	199
Basic net income per share	$0.60	$1.14	$0.70	$1.85
Diluted shares	208	205	203	201
Diluted net income per share	$0.60	$1.13	$0.70	$1.83

	2013
	First	Second	Third	Fourth
	(In Millions, Except per Share Data)
Net sales	$4,199	$4,289	$4,444	$6,099
Gross margin	$1,528	$1,676	$1,666	$2,075
Net income	$147	$231	$177	$334
Basic shares	222	220	216	213
Basic net income per share	$0.66	$1.05	$0.82	$1.57
Diluted shares	223	222	218	215
Diluted net income per share	$0.66	$1.04	$0.81	$1.56
Due to changes in stock prices during the year and timing of share repurchases and issuances, the sum of quarterly net income per share may not equal the annual net income per share.
9. Related Party Transactions
One of our directors is also a shareholder of a law firm which performs legal services for us.