Form 10-Q
period 2015-05-02
KOHLS Corp
filed 2015-06-05
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 30, 2015 Common Stock, Par Value $0.01 per Share, 197,876,457 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	May 2, 2015	January 31, 2015	May 3, 2014
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$1,195	$1,407	$717
Merchandise inventories	4,165	3,814	3,981
Deferred income taxes	129	116	137
Other	340	361	304
Total current assets	5,829	5,698	5,139
Property and equipment, net	8,518	8,515	8,677
Other assets	216	218	298
Total assets	$14,563	$14,431	$14,114

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,645	$1,511	$1,382
Accrued liabilities	1,140	1,160	1,078
Income taxes payable	87	78	73
Current portion of capital lease and financing obligations	113	110	112
Total current liabilities	2,985	2,859	2,645
Long-term debt	2,793	2,793	2,792
Capital lease and financing obligations	1,840	1,858	1,919
Deferred income taxes	358	368	339
Other long-term liabilities	570	562	562
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,897	2,743	2,612
Treasury stock, at cost	(8,909)	(8,744)	(8,232)
Accumulated other comprehensive loss	(19)	(20)	(33)
Retained earnings	12,044	12,008	11,506
Total shareholders’ equity	6,017	5,991	5,857
Total liabilities and shareholders’ equity	$14,563	$14,431	$14,114
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended
	May 2, 2015	May 3, 2014
Net sales	$4,123	$4,070
Cost of merchandise sold	2,600	2,574
Gross margin	1,523	1,496
Operating expenses:
Selling, general and administrative	1,016	1,000
Depreciation and amortization	227	216
Operating income	280	280
Interest expense, net	84	85
Income before income taxes	196	195
Provision for income taxes	69	70
Net income	$127	$125

Net income per share:
Basic	$0.64	$0.60
Diluted	$0.63	$0.60

Dividends declared and paid per share	$0.45	$0.39
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 31, 2015	367	$4	$2,743	(166)	$(8,744)	$(20)	$12,008	$5,991
Comprehensive income	—	—	—	—	—	1	127	128
Stock options and awards, net of tax	3	—	154	—	(19)	—	—	135
Dividends paid ($0.45 per common share)	—	—	—	—	1	—	(91)	(90)
Treasury stock purchases	—	—	—	(2)	(147)	—	—	(147)
Balance at May 2, 2015	370	$4	$2,897	(168)	$(8,909)	$(19)	$12,044	$6,017
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Three Months Ended
	May 2, 2015	May 3, 2014
Operating activities
Net income	$127	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227	216
Share-based compensation	14	11
Excess tax benefits from share-based compensation	(9)	(2)
Deferred income taxes	(23)	5
Other non-cash revenues and expenses	10	5
Changes in operating assets and liabilities:
Merchandise inventories	(349)	(105)
Other current and long-term assets	28	15
Accounts payable	134	17
Accrued and other long-term liabilities	(69)	(44)
Income taxes	12	(64)
Net cash provided by operating activities	102	179
Investing activities
Acquisition of property and equipment	(176)	(176)
Other	1	4
Net cash used in investing activities	(175)	(172)
Financing activities
Treasury stock purchases	(147)	(167)
Shares withheld for taxes on vested restricted shares	(18)	(14)
Dividends paid	(90)	(80)
Proceeds from financing obligations	—	3
Capital lease and financing obligation payments	(27)	(29)
Proceeds from stock option exercises	134	24
Excess tax benefits from share-based compensation	9	2
Net cash used in financing activities	(139)	(261)
Net decrease in cash and cash equivalents	(212)	(254)
Cash and cash equivalents at beginning of period	1,407	971
Cash and cash equivalents at end of period	$1,195	$717
Supplemental information
Interest paid, net of capitalized interest	$63	$65
Income taxes paid	84	132
Non-Cash investing and financing activities
Property and equipment acquired through additional liabilities	$10	$21
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on March 20, 2015.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new stores.
We operate as a single business unit.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Under the current pronouncement, we are required to adopt the new pronouncement in the first quarter of fiscal 2017 using one of two retrospective application methods. We are evaluating the application method and the impact of this new statement on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Under the current pronouncement, we are required to adopt the new pronouncement in the first quarter of fiscal 2016. As of May 2, 2015, we have $12 million of debt issuance costs that would be reclassified from other assets to long-term debt on the balance sheet as a part of this pronouncement.
To conform to the current year presentation, we have corrected the presentation of $43 million of deferred income taxes that were previously recorded as long-term other assets and $24 million of other current assets that were previously recorded as an income taxes payable as of May 3, 2014.

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	May 2, 2015 and January 31, 2015	May 3, 2014
			(Dollars in Millions)
2017	6.31%	6.25%	$650	$650
2021	4.81%	4.00%	650	650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	300
2029	7.36%	7.25%	200	200
2033	6.05%	6.00%	300	300
2037	6.89%	6.88%	350	350
	5.54%		2,800	2,800
Unamortized debt discount			(7)	(8)
Long-term debt			$2,793	$2,792

ASC No. 820, Fair Value Measurements and Disclosures, requires fair value measurements be classified in various pricing categories. Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $3.1 billion at May 2, 2015, January 31, 2015 and May 3, 2014.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Stock-Based Compensation

Stock options
The following table summarizes our stock option activity for the three months ended May 2, 2015:

	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of period	6,211	$52.95
Exercised	(2,536)	53.38
Forfeited/expired	(57)	51.82
Balance at end of period	3,618	$52.68

Nonvested stock awards

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends, for the three months ended May 2, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of period	2,431	$52.29
Granted	534	75.80
Vested	(564)	52.47
Forfeited	(95)	52.52
Balance at end of period	2,306	$57.52

Performance share units

In March 2015, we granted performance-based restricted stock units ("performance share units") to certain executives. The performance measurement period for these performance share units is fiscal years 2015 through 2017. The fair market value of the grant was $86.87 per unit and was determined using a Monte-Carlo valuation on the date of grant. The performance share units cover a target of 131,000 shares.

The actual number of shares which will be earned at the end of the three-year vesting period will vary based on our cumulative financial performance over the vesting period. The number of performance share units earned will be modified up or down based on Kohl’s Relative Total Shareholder Return against a defined peer group during the vesting period. The payouts, if earned, will be settled in Kohl's common stock after the end of the multi-year performance period.

4. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended
	May 2, 2015	May 3, 2014
	(In Millions)
Numerator—Net income	$127	$125
Denominator—Weighted average shares:
Basic	200	206
Impact of dilutive employee stock-based awards	2	2
Diluted	202	208
Antidilutive shares	—	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “the quarter” and “the first quarter” are for the 13-week fiscal periods ended May 2, 2015 and May 3, 2014. References to "2015" are for the quarter ended May 2, 2015. References to "2014" are for the quarter ended May 3, 2014.
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2014 Annual Report on Form 10-K (our “2014 Form 10-K”). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2014 Form 10-K (particularly in “Risk Factors”).

Executive Summary

As of May 2, 2015, we operated 1,164 family-focused, value-oriented department stores and a website (www.kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
In the first quarter of 2014, we introduced a multi-year strategic framework which we refer to as "the Greatness Agenda". It is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams. All of the Greatness Agenda initiatives are designed to increase sales, primarily by increasing the number of customers that shop at our stores and on-line. We are pleased with the positive impact the Greatness Agenda is having on our results and remain committed to the bold moves that are part of the Greatness Agenda.
In fiscal 2015, we are focused on key entertainment brands and properties including Cinderella, Marvel, Star Wars and our Jumping Beans and Disney collaboration.  Another area of focus is sports offerings featuring NFL, NCAA and MLB team shops.
Key active and wellness initiatives in fiscal 2015 emphasize new and expanded launches, including Nike, Bliss, Gaiam yoga apparel, Champion and PUMA, and wearables that focus on wellness activities and sleep. We are planning a major re-launching of the Columbia brand this fall.
We continue to enhance the online shopping experience for our customers.  In the first quarter of 2015, we implemented significant improvements for customers using tablets and launched a new mobile app.
During the first quarter of 2015, we rolled out buy-online, pick-up in store to all stores.  Additionally, 200 more stores received the new beauty experience in the first quarter.  By August, we expect to have brought this new experience to 900 of our stores.
We continue to make progress in building and activating an unmatched personalization capability.  We are augmenting our behavior segmentation with shopper type, life stage and life cycle data.  We expect to have 5 billion personalized touches in 2015.
We’ve expanded our localization assortment strategy and by the end of fiscal 2015, almost half of our business will be transitioned to tailored assortments by store.
As of May 2, 2015, almost 29 million customers were enrolled in our Yes2You loyalty program. Loyalty members accounted for 54% of first-quarter transactions.  We continue to see that loyalty members are shopping more often and spending more with each trip. We continue to design program enhancements to create higher engagement with our customers.

Net sales for the quarter were $4.1 billion, an increase of $53 million, 1.3%, over the first quarter of 2014. Comparable sales increased 1.4%. Gross margin as a percentage of sales was 36.9% for the quarter, 17 basis points higher than the first quarter of 2014. Merchandise margin increased, but was partially offset by higher shipping expenses. Selling, general and administrative ("SG&A") expenses increased in dollars and remained consistent as a percentage of sales. We increased our IT and fixed store expenses during the quarter. For the quarter, net income was $127 million, 2% higher than the first quarter of last year, and diluted earnings per share was $0.63, an increase of 5% over the first quarter of 2014. We ended the quarter with $1.2 billion of cash and cash equivalents, an increase of $478 million over May 3, 2014.

See Results of Operations and Liquidity and Capital Resources for additional details about our financial results.
Results of Operations
Net sales.

Net sales increased 1.3% to $4.1 billion for the quarter. Comparable sales increased 1.4% for the quarter. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include omni-channel sales in our comparable sales. Adjustments for omni-channel sales that have been shipped, but not yet been received by the customer are included in net sales, but are not included in our comparable sales.

The following table summarizes changes in net sales for the quarter:

	$	%
	(Dollars In Millions)
Net Sales - 2014	$4,070
Comparable sales	56	1.4%
New and closed stores and other revenues	(3)	—%
Increase in net sales	53	1.3%
Net Sales - 2015	$4,123

Drivers of the changes in comparable sales were as follows:

Selling price per unit	2.7%
Units per transaction	(1.3)
Average transaction value	1.4
Number of transactions	—
Comparable sales	1.4%

The increase in selling price per unit was a combination of increased penetration and selling prices in our National brand portfolio as well as improved clearance rates. Units per transaction decreased as customers purchased fewer items in response to the higher prices. Transactions were consistent with the first quarter of 2014, but trends have improved over the declines experienced in the first three quarters of fiscal 2014, as our Greatness Agenda initiatives gained traction.

From a regional perspective, including on-line originated sales, the Midwest region outperformed the Company average for the quarter. The West, Northeast and Southeast regions were consistent with the Company average. The Mid-Atlantic region reported a comparable sales increase, but was slightly below the Company average. The South Central region reported a slight comparable sales decrease for the first quarter of 2015.
By line of business, Home, Footwear and Men's all reported comparable sales increases greater than 3%. Children's was consistent with the Company average. Accessories was consistent with the first quarter of 2014. Women's reported comparable sales decreases from the first quarter of 2014.

Gross margin.

			Increase
	2015	2014	$	%
	(Dollars in Millions)
Gross margin	$1,523	$1,496	$27	1.8%
As a percent of net sales	36.9%	36.8%		0.17%

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
Gross margin as a percentage of sales increased 17 basis points over the first quarter of 2014. Merchandise margin increased 57 basis points over the first quarter of 2014, as a result of improved promotional and clearance markdowns. Shipping losses reduced gross margin by 42 basis points more than in the first quarter of 2014, as a result of growth in our on-line business and higher costs to ship merchandise.
Selling, general and administrative expenses.

			Increase
	2015	2014	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$1,016	$1,000	$16	2%
As a percent of net sales	24.6%	24.6%		0.07%
SG&A expenses include compensation and benefit costs (including stores, headquarters, buying and merchandising, and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative revenues and expenses. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

The following table summarizes the changes in SG&A by expense type for the quarter:

(In Millions)
Store expenses	$17
Corporate expenses	11
Distribution costs	1
Net revenues from credit card operations	(2)
Marketing costs, excluding credit card operations	(11)
Total increase	$16

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense “leveraged” and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by 7 basis points for the quarter.

The increase in store expense is a result of higher common area maintenance, repairs and maintenance, and store payroll. IT spending, which is included in corporate expenses, increased over the first quarter of 2014 due to growth and infrastructure investments. Corporate expenses also increased due to higher incentive compensation. The increased corporate spending was partially offset by a decrease in health and hospital trends. Marketing expenses decreased for the quarter as we were more strategic in our direct mail marketing and promotions. We plan to spend some of the savings in future quarters.

Other Expenses.

			Increase/ (Decrease)
	2015	2014	$	%
	(Dollars in Millions)
Depreciation and amortization	$227	$216	$11	5%
Interest expense, net	84	85	(1)	(1)%
Provision for income taxes	69	70	(1)	(1)%
Effective tax rate	35.3%	36.0%
Depreciation and amortization increased $11 million over the first quarter of 2014, as a result of higher IT amortization. Interest expense was consistent with the first quarter of 2014. The provision for income taxes was consistent with the first quarter of 2014, as higher income before taxes was offset by a lower effective tax rate. The decrease in effective tax rate was primarily due to a favorable state audit settlement during the quarter.
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

Financial Condition and Liquidity

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Source of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
	2015	2014	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$102	$179	$(77)	(43)%
Investing activities	(175)	(172)	(3)	(2)%
Financing activities	(139)	(261)	122	47%
Operating Activities. Operating activities generated $102 million of cash in the first quarter of 2015, compared to $179 million in the first quarter of 2014.
Merchandise inventory increased $184 million to $4.2 billion at May 2, 2015. Inventory cost per store increased 4% and units per store increased 1% over the first quarter of 2014. On a unit basis, national brands increased 10% per store while private and exclusive brands decreased 5% and 7%, respectively. The difference between units per store and cost per store reflects the higher cost of national brands. Accounts payable as a percent of inventory was 39.5% at May 2, 2015, compared to 34.7% at May 3, 2014. The increase reflects higher receipt volume, partially offset by slower inventory turnover. Income taxes generated cash of $12 million in the first quarter of 2015 and used cash of $64 million in the first quarter of 2014. The increase in cash is due to timing of tax payments.
Investing Activities. Investing activities used cash of $175 million in the first quarter of 2015 and $172 million in the first quarter of 2014. Capital expenditures were $176 million in both the first quarter of 2015 and 2014, as store refresh spending shifted from new stores in 2014 to beauty remodels in 2015. Corporate spending shifted from a build out of a call center in Texas in 2014 to our Menomonee Falls corporate campus in 2015.
Financing Activities. Financing activities used cash of $139 million in the first quarter of 2015 and $261 million in the first quarter of 2014.
We paid cash for treasury stock purchases of $147 million in the first quarter of 2015 and $167 million in the first quarter of 2014. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We received proceeds from stock options exercises of $134 million in the first quarter of 2015 and $24 million in the first quarter of 2014. The increase is due to increases in our stock price in the first quarter of 2015, leading to an increased number of exercised options.
We paid cash dividends of $90 million ($0.45 per share) in the first quarter of 2015 and $80 million ($0.39 per share) in the first quarter 2014. On May 13, 2015, our board of directors declared a quarterly cash dividend of $0.45 per common share. The dividend is payable on June 24, 2015 to shareholders of record at the close of business on June 10, 2015.
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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2015	2014	Increase/(Decrease) in Free Cash Flow
	(In Millions)
Net cash provided by operating activities	$102	$179	$(77)
Acquisition of property & equipment	(176)	(176)	—
Capital lease & financing obligation payments	(27)	(29)	2
Proceeds from financing obligations	—	3	(3)
Free cash flow	$(101)	$(23)	$(78)

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	May 2, 2015	May 3, 2014
Working capital (In Millions)	$2,844	$2,494
Current ratio	1.95	1.94
Debt/capitalization	44.1%	45.2%

The increases in working capital and the current ratio are primarily due to higher cash balances. The decrease in the debt/capitalization ratio is primarily due to lower capital lease and financing obligations and higher equity.

Debt Covenant Compliance. As of May 2, 2015, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2015.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,753
Permitted exclusions	(7)
Subtotal	4,746
Rent x 8	2,224
Included Indebtedness	$6,970

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$869
Rent expense	278
Depreciation and amortization	897
Net interest	338
Provision for income taxes	482
EBITDAR	2,864
Stock based compensation	52
Other non-cash revenues and expenses	19
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,935

Debt Ratio (a)	2.37
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2014 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of May 2, 2015. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2014 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2014 Form 10-K.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no significant changes in our risk factors from those described in our 2014 Form 10-K.
Forward-looking Statements
This report contains statements that may constitute forward-looking statements within the meaning of the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Those statements relate to developments, results, conditions or other events we expect or anticipate will occur in the future. Words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, these statements may relate to future outlook, revenues, earnings, store openings, planned capital expenditures, market conditions, new strategies and the competitive environment. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Item 1A of our 2014 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended May 2, 2015 which were not registered under the Securities Act.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended May 2, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
February 1 – February 28, 2015	34,887	$61.96	30,962	$1,643
March 1 – April 4, 2015	1,056,978	75.38	825,971	1,581
April 5 – May 2, 2015	1,096,462	75.64	1,093,408	1,498
Total	2,188,327	$75.30	1,950,341	$1,498

Item 6. Exhibits

Exhibit Number	Description
10.1	Agreement dated as of April 17, 2015 by and between Ken Bonning and Kohl's Department Stores Inc.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	June 5, 2015	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Senior Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)