Form 10-Q
period 2015-08-01
KOHLS Corp
filed 2015-09-04
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 29, 2015 Common Stock, Par Value $0.01 per Share, 194,497,789 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	August 1, 2015	January 31, 2015	August 2, 2014
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$934	$1,407	$746
Merchandise inventories	4,252	3,814	3,899
Deferred income taxes	130	116	132
Other	310	359	323
Total current assets	5,626	5,696	5,100
Property and equipment, net	8,528	8,515	8,686
Other assets	201	207	281
Total assets	$14,355	$14,418	$14,067

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,566	$1,511	$1,479
Accrued liabilities	1,125	1,160	1,057
Income taxes payable	53	78	66
Current portion of long-term debt	317	—	—
Current portion of capital lease and financing obligations	117	110	105
Total current liabilities	3,178	2,859	2,707
Long-term debt	2,791	2,780	2,778
Capital lease and financing obligations	1,821	1,858	1,896
Deferred income taxes	318	368	315
Other long-term liabilities	570	562	562
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,914	2,743	2,638
Treasury stock, at cost	(9,308)	(8,744)	(8,459)
Accumulated other comprehensive loss	(18)	(20)	(30)
Retained earnings	12,085	12,008	11,656
Total shareholders’ equity	5,677	5,991	5,809
Total liabilities and shareholders’ equity	$14,355	$14,418	$14,067
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$4,267	$4,242	$8,390	$8,312
Cost of merchandise sold	2,605	2,588	5,206	5,162
Gross margin	1,662	1,654	3,184	3,150
Operating expenses:
Selling, general and administrative	1,005	981	2,021	1,981
Depreciation and amortization	233	222	459	438
Operating income	424	451	704	731
Interest expense, net	84	85	168	170
Loss on extinguishment of debt	131	—	131	—
Income before income taxes	209	366	405	561
Provision for income taxes	79	134	148	204
Net income	$130	$232	$257	$357

Net income per share:
Basic	$0.66	$1.14	$1.30	$1.74
Diluted	$0.66	$1.13	$1.29	$1.73

Dividends declared and paid per share	$0.45	$0.39	$0.90	$0.78
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 31, 2015	367	$4	$2,743	(166)	$(8,744)	$(20)	$12,008	$5,991
Comprehensive income	—	—	—	—	—	2	257	259
Stock options and awards, net of tax	3	—	171	—	(23)	—	—	148
Dividends paid ($0.90 per common share)	—	—	—	—	2	—	(180)	(178)
Treasury stock purchases	—	—	—	(8)	(543)	—	—	(543)
Balance at August 1, 2015	370	$4	$2,914	(174)	$(9,308)	$(18)	$12,085	$5,677
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Six Months Ended
	August 1, 2015	August 2, 2014
Operating activities
Net income	$257	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	459	438
Share-based compensation	24	24
Excess tax benefits from share-based compensation	(10)	(2)
Deferred income taxes	(65)	(17)
Other non-cash revenues and expenses	17	11
Loss on extinguishment of debt	131	—
Changes in operating assets and liabilities:
Merchandise inventories	(433)	(20)
Other current and long-term assets	60	2
Accounts payable	55	114
Accrued and other long-term liabilities	(121)	(103)
Income taxes	(21)	(74)
Net cash provided by operating activities	353	730
Investing activities
Acquisition of property and equipment	(377)	(374)
Other	3	6
Net cash used in investing activities	(374)	(368)
Financing activities
Treasury stock purchases	(543)	(392)
Shares withheld for taxes on vested restricted shares	(23)	(16)
Dividends paid	(178)	(160)
Proceeds from issuance of debt	1,098	—
Deferred financing costs	(9)	—
Reduction of long-term borrowings	(767)	—
Premium paid on redemption of debt	(126)	—
Capital lease and financing obligation payments	(54)	(61)
Proceeds from stock option exercises	140	37
Excess tax benefits from share-based compensation	10	2
Proceeds from financing obligations	—	3
Net cash used in financing activities	(452)	(587)
Net decrease in cash and cash equivalents	(473)	(225)
Cash and cash equivalents at beginning of period	1,407	971
Cash and cash equivalents at end of period	$934	$746
Supplemental information
Interest paid, net of capitalized interest	$167	$171
Income taxes paid	242	295
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$21	$22
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on March 20, 2015.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations may be impacted by the timing and amount of sales and costs associated with the opening of new stores.
We operate as a single business unit.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. The original ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Under the current pronouncements, we are required to adopt the new guidance in the first quarter of fiscal 2018 using one of two retrospective application methods. We are evaluating the application method and the impact of this new statement on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. We early adopted ASU No. 2015-03 during the quarter ended August 1, 2015 and applied it retrospectively. The early adoption resulted in the reclassification of debt issuance costs from other current and long-term assets to long-term debt on the balance sheet of $19 million as of August 1, 2015, $13 million as of January 31, 2015, and $14 million as of August 2, 2014.
To conform to the current year presentation, we have corrected the presentation of $43 million of deferred income taxes that were previously recorded as long-term other assets and $23 million of other current assets that were previously recorded as an income taxes payable as of August 2, 2014.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	August 1, 2015	January 31, 2015	August 2, 2014
			(Dollars in Millions)
2017	6.31%	6.25%	$318	$650	$650
2021	4.81%	4.00%	650	650	650
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	300	300	300
2025	4.25%	4.25%	650	—	—
2029	7.36%	7.25%	99	200	200
2033	6.05%	6.00%	166	300	300
2037	6.89%	6.88%	150	350	350
2045	5.57%	5.55%	450	—	—
	5.02%		3,133	2,800	2,800
Unamortized debt discount			(5)	(7)	(8)
Deferred financing costs			(19)	(13)	(14)
Current portion of long-term debt			(318)	—	—
Long-term debt			$2,791	$2,780	$2,778

ASC No. 820, Fair Value Measurements and Disclosures, requires fair value measurements be classified in various pricing categories. Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $3.2 billion at August 1, 2015 and $3.1 billion at both January 31, 2015 and August 2, 2014.

In July 2015, we completed a cash tender offer for $767 million of senior unsecured debt. We recognized a $131 million loss on extinguishment of debt in the second quarter of 2015 which includes the $126 million bond tender premium paid to holders as a result of the tender offer and a $5 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.
Concurrent with the settlement of the tender offer, we exercised our right to redeem $318 million ($317 million, net of discount) of 6.25% notes due in 2017. The redemption was completed in August 2015 and included a $37 million "make-whole" premium and a $1 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt which will be expensed in the third quarter.
In July 2015, we issued $650 million of 4.25% notes due in July 2025 and $450 million of 5.55% notes due in July 2045. Both notes include semi-annual, interest-only payments beginning January 17, 2016. Proceeds of the issuances and cash on hand were used to pay the principal, premium and accrued interest of the tendered and redeemed debt which was settled in July and August 2015, respectively.
On July 1, 2015, we entered into an Amended and Restated Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility. Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Stock-Based Compensation

Stock options
The following table summarizes our stock option activity for the six months ended August 1, 2015:

	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of period	6,211	$52.95
Exercised	(2,730)	52.99
Forfeited/expired	(140)	50.13
Balance at end of period	3,341	$53.05

Nonvested stock awards

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends, for the six months ended August 1, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of period	2,431	$52.29
Granted	602	74.70
Vested	(731)	52.71
Forfeited	(175)	53.91
Balance at end of period	2,127	$58.06

Performance share units

During the six months ended August 1, 2015, we granted performance-based restricted stock units ("performance share units") to certain executives. The performance measurement period for these performance share units is fiscal years 2015 through 2017. The fair market value of the grants were determined using a Monte-Carlo valuation on the date of grant. The performance share units cover a target of 138,000 shares.

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In Millions)
Numerator—Net income	$130	$232	$257	$357
Denominator—Weighted average shares:
Basic	196	204	198	205
Impact of dilutive employee stock-based awards	1	1	1	1
Diluted	197	205	199	206
Antidilutive shares	1	5	—	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "the quarter" and "the second quarter" are for the 13-week fiscal periods ended August 1, 2015 and August 2, 2014 and all references to "year to date" and "first half" are for the 26-week fiscal periods ended August 1, 2015 and August 2, 2014.
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2014 Annual Report on Form 10-K (our "2014 Form 10-K"). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2014 Form 10-K (particularly in "Risk Factors").

Executive Summary

As of August 1, 2015, we operated 1,164 family-focused, value-oriented department stores and a website (www.kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
In the first quarter of 2014, we introduced a multi-year strategic framework which we refer to as "the Greatness Agenda." It is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams. All of the Greatness Agenda initiatives are designed to increase sales, primarily by increasing the number of customers that shop at our stores and on-line. We are pleased with the positive impact the Greatness Agenda is having on our results and remain committed to the bold moves that are part of the Greatness Agenda.
Driven by our active and wellness bold move, national products - led by brands like Nike, New Balance and PUMA - have experienced significant growth both within the quarter and year to date. We expect to launch the Stride Rite footwear brand in early 2016 to continue our national brand momentum.
We continue to build a world class digital experience to engage and empower our customers. As of August 1, 2015, we had eight million users of our app.
During the second quarter of 2015, we completed the roll-out of buy online, pick-up in store ("BOPUS") to all of our stores across the country. We expect to launch BOPUS capabilities in our mobile and tablet platforms in the third quarter of 2015 and to market this feature more prominently in the fall season. In the pre-marketing phase, customers picking up a BOPUS order have made an additional in-store purchase equal to approximately 25% of their original BOPUS order. We expect BOPUS to be a significant percentage of our digital sales and driver of incremental store traffic this holiday season.
We continue to make progress in building and activating an unmatched personalization capability.  We are augmenting our behavior segmentation with shopper type, life stage and life cycle data.  We expect to have five billion personalized touches in 2015.
We’ve expanded our localization assortment strategy. By the end of fiscal 2015, we expect approximately 40% of our sales will be transitioned to tailored assortments by store. All departments are expected to be localized by the end of 2016.
As of August 1, 2015, approximately 32 million customers were enrolled in our Yes2You loyalty program. Over half of our transactions are also loyalty member transactions. We are continuing to design program enhancements to create higher engagement with our customers.

Net sales for the quarter were $4.3 billion, an increase of $25 million, or 0.6%, over the second quarter of 2014. Year to date, net sales were $8.4 billion, an increase of $78 million, or 0.9%, over 2014. Comparable sales increased 0.1% for the second quarter and 0.8% year to date.

Gross margin as a percentage of sales was 38.9% for the quarter, 6 basis points lower than the second quarter of 2014. Gross margin as a percentage of sales was 38.0% for the first half of 2015, 5 basis points higher than the first half of 2014. Merchandise margin in both periods increased, but was partially offset by higher shipping expenses.

For both the quarter and first half of 2015, selling, general and administrative ("SG&A") expenses increased both in dollars and as a percentage of sales.

For the quarter, net income was $130 million and diluted earnings per share was $0.66. For the first half of 2015, net income was $257 million and diluted earnings per share was $1.29. Excluding the loss on extinguishment of debt, net income for the quarter was $211 million, a decrease of 9%, and diluted earnings per share was $1.07, a decrease of 5%. Excluding the loss on extinguishment of debt, net income for the first half of 2015 was $340 million, a decrease of 5%, and diluted earnings per share was $1.70, a decrease of 2%.

See "Results of Operations" and "Financial Condition and Liquidity" for additional details about our financial results.
Results of Operations
Net sales.

Net sales increased $25 million, or 0.6%, to $4.3 billion for the second quarter of 2015. Year to date, net sales increased $78 million, or 0.9%, to $8.4 billion. Comparable sales increased 0.1% for the second quarter and 0.8% year to date. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include omni-channel sales in our comparable sales. Adjustments for omni-channel sales that have been shipped, but not yet been received by the customer are included in net sales, but are not included in our comparable sales.

The following table summarizes changes in net sales for the quarter and year to date:

	Quarter		Year to Date
	$	%	$	%
	(Dollars In Millions)
Net Sales - 2014	$4,242		$8,312
Comparable sales	6	0.1%	62	0.8%
New and closed stores and other revenues	19	—	16	—
Increase in net sales	25	0.6%	78	0.9%
Net Sales - 2015	$4,267		$8,390

Drivers of the changes in comparable sales were as follows:

	Quarter	Year to Date
Selling price per unit	2.3%	2.5%
Units per transaction	(1.0)	(2.0)
Average transaction value	1.3	0.5
Number of transactions	(1.2)	0.3
Comparable sales	0.1%	0.8%

The increases in selling price per unit were a combination of increased penetration and selling prices in our national brand portfolio as well as improved clearance rates. Units per transaction decreased as customers purchased fewer items in response to the higher prices. Transactions decreased in the second quarter of 2015, partially due to a shift of tax free events into the third quarter. Year-to-date transactions increased slightly.

From a regional perspective, including on-line originated sales, the West and Midwest regions outperformed the Company average for both the second quarter and year to date. The Northeast, Southeast, South Central and Mid-Atlantic underperformed the Company average for both the second quarter and first half of 2015.
For the quarter, Footwear was the best performing line of business. Women's, Home, Men's and Accessories were consistent with the Company average for the second quarter. Children's underperformed the Company average for the second quarter of 2015.
Year to date, Footwear, Home, and Men's all outperformed the Company average. Accessories, Women's and Children's underperformed the Company average for the first half of 2015.
Gross margin.

	Quarter				Year to Date
			Increase / (Decrease)				Increase
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Gross margin	$1,662	$1,654	$8	0.5%	$3,184	$3,150	$34	1.1%
As a percent of net sales	38.9%	39.0%		(0.06)%	38.0%	37.9%		0.05%

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
For the quarter, gross margin as a percentage of sales decreased 6 basis points. Year to date, gross margin as a percentage of sales increased 5 basis points over the first half of 2014. Merchandise margin for the second quarter increased 21 basis points over the second quarter of 2014 and year to date increased 38 basis points over the first half of 2014. The increases in merchandise margin were due to improved promotional markdowns. These increases were offset by higher shipping costs due to growth in our on-line business and higher costs to ship merchandise.
Selling, general and administrative expenses.

	Quarter				Year to Date
			Increase				Increase
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$1,005	$981	$24	2%	$2,021	$1,981	$40	2%
As a percent of net sales	23.6%	23.1%		0.42%	24.1%	23.8%		0.25%
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

The following table summarizes the changes in SG&A by expense type:

	Quarter	Year to Date
	(In Millions)
Corporate expenses	$25	$39
Store expenses	13	29
Distribution costs	—	1
Marketing costs, excluding credit card operations	4	(7)
Net revenues from credit card operations	(18)	(22)
Total increase	$24	$40

Some of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by 42 basis points for the quarter and 25 basis points year to date.

The increases in store expenses are a result of higher repairs and maintenance and store payroll. IT spending, which is included in corporate expenses, increased as it is a continued focus of investment. Other corporate expenses also include higher incentive compensation. Marketing expenses increased for the quarter as first quarter savings were invested in second quarter events, but decreased from the first half of 2014 as we were more strategic in our direct mail marketing and promotions. We plan to spend the savings in the second half of 2015. The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio and lower marketing costs. Partially offsetting these increases were higher bad debt expenses and operational costs.

Other Expenses.

	Quarter				Year to Date
			Increase/ (Decrease)				Increase/ (Decrease)
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Depreciation and amortization	$233	$222	$11	5%	$459	$438	$21	5%
Interest expense, net	84	85	(1)	(1)%	168	170	(2)	(1)%
Loss on extinguishment of debt	131	—	131	100%	131	—	131	100%
Provision for income taxes	79	134	(55)	(41)%	148	204	(56)	(27)%
Effective tax rate	37.9%	36.6%			36.6%	36.4%
Depreciation and amortization increased as a result of higher IT amortization. Interest expense was consistent with both prior periods. During the second quarter of 2015, we recorded a loss on extinguishment of debt of $131 million, which represents the premium paid to bond holders related to a $767 million cash tender offer completed during the quarter and the write-off of deferred financing costs and original issue discounts associated with the extinguished debt. The provision for income taxes decreased due to lower income as a result of the loss on extinguishment of debt. The increases in the effective tax rate were primarily due to a favorable state audit settlement during the second quarter of 2014.
Excluding the loss on extinguishment of debt, our net income and diluted earnings per share were as follows:

	Quarter				Year to Date
			Decrease				Decrease
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Net income	$211	$232	$(21)	(9)%	$340	$357	$(17)	(5)%
Diluted earnings per share	$1.07	$1.13	$(0.06)	(5)%	$1.70	$1.73	$(0.03)	(2)%

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

Financial Condition and Liquidity

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Source of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
	2015	2014	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$353	$730	$(377)	(52)%
Investing activities	(374)	(368)	(6)	(2)%
Financing activities	(452)	(587)	135	23%
Operating Activities. Operating activities generated $353 million of cash in the first half of 2015, compared to $730 million in the first half of 2014.
Merchandise inventories increased $353 million over the balance at August 2, 2014 to $4.3 billion at August 1, 2015. Inventory cost per store increased 9% and units per store increased 8% over the second quarter of 2014, as a result of lower than expected sales and early receipt of fall merchandise to drive sales for the back-to-school business. Accounts payable as a percent of inventory was 36.8% at August 1, 2015, compared to 37.9% at August 2, 2014. The decrease is primarily due to fall merchandise received in June 2015 and paid for prior to quarter end.
Investing Activities. Investing activities used cash of $374 million in the first half of 2015 and $368 million in the first half of 2014. Capital expenditures were $377 million in the first half of 2015 and $374 million in the first half of 2014, as store refresh spending shifted from new stores and remodels in 2014 to beauty remodels in 2015.
Financing Activities. Financing activities used cash of $452 million in the first half of 2015 and $587 million in the first half of 2014.
During the second quarter, we completed a cash tender offer for $767 million of our higher coupon senior unsecured debt. We recognized a $131 million loss on extinguishment of debt in the second quarter of 2015, which included the $126 million bond tender premium paid to holders as a result of the tender offer and a $5 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt. Concurrent with the settlement of the tender offer, we exercised our right to redeem $318 million ($317 million, net of discount) of 6.25% notes due in 2017. The redemption was completed in August 2015 and included a $37 million "make-whole" premium and $1 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt which will be expensed in the third quarter of 2015.

In July 2015, we issued $650 million of 4.25% notes due in July 2025 and $450 million of 5.55% notes due in July 2045. Both notes included semi-annual, interest only payments beginning January 17, 2016. Proceeds of the issuances and cash on hand were used to pay the principal, premium and accrued interest of the tendered and redeemed debt which was settled in July and August 2015, respectively.
On July 1, 2015 we entered into an Amended and Restated Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility. Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness.
We paid cash for treasury stock purchases of $543 million in the first half of 2015 and $392 million in the first half of 2014. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We received proceeds from stock option exercises of $140 million in the first half of 2015 and $37 million in the first half of 2014. The increase is due to increases in our stock price in the first quarter of 2015, which led to an increased number of exercised options.
We paid cash dividends of $178 million ($0.90 per share) in the first half of 2015 and $160 million ($0.78 per share) in the first half of 2014. On August 11, 2015, our board of directors declared a quarterly cash dividend of $0.45 per common share. The dividend is payable on September 23, 2015 to shareholders of record at the close of business on September 9, 2015.
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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2015	2014	Increase/(Decrease) in Free Cash Flow
	(In Millions)
Net cash provided by operating activities	$353	$730	$(377)
Acquisition of property and equipment	(377)	(374)	(3)
Capital lease and financing obligation payments	(54)	(61)	7
Proceeds from financing obligations	—	3	(3)
Free cash flow	$(78)	$298	$(376)

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	August 1, 2015	August 2, 2014
Working capital (In Millions)	$2,448	$2,393
Current ratio	1.77	1.88
Debt/capitalization	47.1%	45.1%
Debt/capitalization excluding $318 million of short-term debt settled in August 2015	45.4%	45.1%

The increase in working capital and decrease in current ratio are primarily due to higher inventory balances. Excluding the impact of $318 million of short-term debt that was settled in August 2015, the debt/capitalization ratio was comparable to August 2, 2014.

Debt Covenant Compliance. As of August 1, 2015, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2015.

(Dollars in Millions)
Included Indebtedness
Total debt	$5,071
Permitted exclusions	(5)
Subtotal	5,066
Rent x 8	2,232
Included Indebtedness	$7,298

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$767
Loss on extinguishment of debt	131
Rent expense	279
Depreciation and amortization	908
Net interest	336
Provision for income taxes	427
EBITDAR	2,848
Stock based compensation	48
Other non-cash revenues and expenses	20
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,916

Debt Ratio (a)	2.50
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2014 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of August 1, 2015. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended August 1, 2015, which were not registered under the Securities Act.
The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended August 1, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
May 3 – May 30, 2015	3,906,491	$66.84	3,859,282	$1,240
May 31 – July 4, 2015	1,427,804	64.14	1,425,655	1,149
July 5 – August 1, 2015	767,732	62.89	746,028	1,101
Total	6,102,027	$65.71	6,030,965	$1,101

Item 6. Exhibits

Exhibit Number	Description
4.1
Amended and Restated Credit Agreement dated as of July 1, 2015 by and among the Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, an Issuing Bank and a Swing Line Lender, U.S. Bank National Association and Wells Fargo Bank, National Association, as Issuing Banks, Swing Line Lenders and Syndication Agents, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Bookrunners, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 1, 2015.

4.2
Eighth Supplemental Indenture dated July 17, 2015 between the Company and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 14, 2015.

4.3	Form of $650,000,000 4.250% Notes due 2025, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated July 14, 2015.

4.4	Form of $450,000,000 5.550% Notes due 2045, incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated July 14, 2015.

10.1
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of June 10, 2015, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 10, 2015.

10.2
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Wesley S. McDonald effective as of June 10, 2015, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated June 10, 2015.

10.3
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Richard D. Schepp effective as of June 10, 2015, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated June 10, 2015.
.

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

Kohl’s Corporation (Registrant)

Date:	September 4, 2015	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Chief Accounting Officer)