Form 10-Q
period 2015-10-31
KOHLS Corp
filed 2015-12-04
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 28, 2015 Common Stock, Par Value $0.01 per Share, 189,820,241 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions)

	October 31, 2015	January 31, 2015	November 1, 2014
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$501	$1,407	$631
Merchandise inventories	5,254	3,814	4,973
Income taxes receivable	36	25	76
Deferred income taxes	136	116	125
Other	276	334	295
Total current assets	6,203	5,696	6,100
Property and equipment, net	8,499	8,515	8,671
Other assets	196	207	243
Total assets	$14,898	$14,418	$15,014

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,141	$1,511	$2,384
Accrued liabilities	1,244	1,160	1,162
Income taxes payable	28	78	24
Short-term debt	400	—	—
Current portion of capital lease and financing obligations	126	110	109
Total current liabilities	3,939	2,859	3,679
Long-term debt	2,792	2,780	2,779
Capital lease and financing obligations	1,817	1,858	1,886
Deferred income taxes	305	368	293
Other long-term liabilities	571	562	572
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,926	2,743	2,719
Treasury stock, at cost	(9,556)	(8,744)	(8,615)
Accumulated other comprehensive loss	(18)	(20)	(21)
Retained earnings	12,118	12,008	11,718
Total shareholders’ equity	5,474	5,991	5,805
Total liabilities and shareholders’ equity	$14,898	$14,418	$15,014
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Millions, Except per Share Data)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$4,427	$4,374	$12,817	$12,686
Cost of merchandise sold	2,784	2,746	7,990	7,908
Gross margin	1,643	1,628	4,827	4,778
Operating expenses:
Selling, general and administrative	1,099	1,097	3,120	3,078
Depreciation and amortization	236	227	695	665
Operating income	308	304	1,012	1,035
Interest expense, net	81	85	248	255
Loss on extinguishment of debt	38	—	169	—
Income before income taxes	189	219	595	780
Provision for income taxes	69	77	218	282
Net income	$120	$142	$377	$498

Net income per share:
Basic	$0.63	$0.70	$1.93	$2.44
Diluted	$0.63	$0.70	$1.92	$2.43

Dividends declared and paid per share	$0.45	$0.39	$1.35	$1.17
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 31, 2015	367	$4	$2,743	(166)	$(8,744)	$(20)	$12,008	$5,991
Comprehensive income	—	—	—	—	—	2	377	379
Stock options and awards, net of tax	3	—	183	—	(26)	—	—	157
Dividends paid ($1.35 per common share)	—	—	—	—	3	—	(267)	(264)
Treasury stock purchases	—	—	—	(13)	(789)	—	—	(789)
Balance at October 31, 2015	370	$4	$2,926	(179)	$(9,556)	$(18)	$12,118	$5,474
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Millions)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Operating activities
Net income	$377	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	695	665
Share-based compensation	36	38
Excess tax benefits from share-based compensation	(10)	(2)
Deferred income taxes	(84)	(37)
Other non-cash revenues and expenses	23	19
Loss on extinguishment of debt	169	—
Changes in operating assets and liabilities:
Merchandise inventories	(1,433)	(1,093)
Other current and long-term assets	74	(1)
Accounts payable	630	1,019
Accrued and other long-term liabilities	(6)	(1)
Income taxes	(64)	(175)
Net cash provided by operating activities	407	930
Investing activities
Acquisition of property and equipment	(551)	(561)
Sales of investments in auction rate securities	—	59
Other	3	6
Net cash used in investing activities	(548)	(496)
Financing activities
Treasury stock purchases	(789)	(549)
Shares withheld for taxes on vested restricted shares	(26)	(17)
Dividends paid	(264)	(239)
Net borrowings under credit facilities	400	—
Proceeds from issuance of debt	1,098	—
Deferred financing costs	(10)	—
Reduction of long-term borrowings	(1,085)	—
Premium paid on redemption of debt	(163)	—
Capital lease and financing obligation payments	(83)	(87)
Proceeds from stock option exercises	146	111
Excess tax benefits from share-based compensation	10	2
Proceeds from financing obligations	1	5
Net cash used in financing activities	(765)	(774)
Net decrease in cash and cash equivalents	(906)	(340)
Cash and cash equivalents at beginning of period	1,407	971
Cash and cash equivalents at end of period	$501	$631
Supplemental information
Interest paid, net of capitalized interest	$220	$216
Income taxes paid	370	493
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$59	$40
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. We early adopted ASU No. 2015-03 during the quarter ended August 1, 2015 and applied it retrospectively. The early adoption resulted in the reclassification of debt issuance costs from other current and long-term assets to long-term debt on the balance sheet of $18 million as of October 31, 2015, $13 million as of January 31, 2015, and $14 million as of November 1, 2014.
To conform to the current year presentation, we have corrected the presentation of $43 million of deferred income taxes that were previously recorded as long-term other assets and $24 million of income taxes payable that were previously recorded as income taxes receivable as of November 1, 2014. We also corrected the presentation of $25 million of income taxes receivable that were recorded as current other assets as of January 31, 2015.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt, which excludes draws on revolving credit facilities, consists of the following unsecured senior debt:

	October 31, 2015			Outstanding
Maturity	Effective Rate	Coupon Rate	Outstanding	January 31, 2015	November 1, 2014
			(Dollars in Millions)
2021	4.81%	4.00%	$650	$650	$650
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	300	300	300
2025	4.25%	4.25%	650	—	—
2029	7.36%	7.25%	99	200	200
2033	6.05%	6.00%	166	300	300
2037	6.89%	6.88%	150	350	350
2045	5.57%	5.55%	450	—	—
2017	—	—	—	650	650
	4.88%		2,815	2,800	2,800
Unamortized debt discount			(5)	(7)	(7)
Deferred financing costs			(18)	(13)	(14)
Long-term debt			$2,792	$2,780	$2,779

ASC No. 820, Fair Value Measurements and Disclosures, requires fair value measurements be classified in various pricing categories. Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.9 billion at October 31, 2015 and $3.1 billion at both January 31, 2015 and November 1, 2014.

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
Concurrent with the settlement of the tender offer, we exercised our right to redeem $318 million ($317 million, net of discount) of 6.25% notes due in 2017. The redemption was completed in August 2015 and included a $37 million "make-whole" premium and a $1 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt which was expensed in the third quarter.
In July 2015, we issued $650 million of 4.25% notes due in July 2025 and $450 million of 5.55% notes due in July 2045. Both notes include semi-annual, interest-only payments beginning January 17, 2016. Proceeds of the issuances and cash on hand were used to pay the principal, premium and accrued interest of the debt which was settled in July and August 2015.
On July 1, 2015, we entered into an Amended and Restated Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in June 2020. Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness. As of October 31, 2015, the outstanding balance on the revolving credit facility was $400 million and the effective interest rate was 1.27%. The fair value of the short-term debt under the revolving credit facility approximates its carrying value due to the short-term nature of the agreement.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Stock-Based Compensation

Stock options
The following table summarizes our stock option activity for the nine months ended October 31, 2015:

	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of period	6,211	$52.95
Exercised	(2,786)	52.88
Forfeited/expired	(152)	50.32
Balance at end of period	3,273	$53.14

Nonvested stock awards

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends, for the nine months ended October 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of period	2,431	$52.29
Granted	755	69.72
Vested	(886)	52.54
Forfeited	(196)	54.58
Balance at end of period	2,104	$58.22

Performance share units

During the nine months ended October 31, 2015, we granted performance-based restricted stock units ("performance share units") to certain executives. The performance measurement period for these performance share units is fiscal years 2015 through 2017. The fair market value of the grants were determined using a Monte-Carlo valuation on the date of grant. The performance share units cover a target of 153,000 shares.

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(In Millions)
Numerator—Net income	$120	$142	$377	$498
Denominator—Weighted average shares:
Basic	191	202	196	204
Impact of dilutive employee stock-based awards	1	1	1	1
Diluted	192	203	197	205
Antidilutive shares	3	4	1	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "the quarter" and "the third quarter" are for the 13-week fiscal periods ended October 31, 2015 and November 1, 2014 and all references to "year to date" are for the 39-week fiscal periods ended October 31, 2015 and November 1, 2014.
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

Executive Summary

As of October 31, 2015, we operated 1,166 family-focused, value-oriented department stores and a website (www.kohls.com) that sell moderately priced exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry consistent merchandise with assortment differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
In 2014, we introduced a multi-year strategic framework which we refer to as "the Greatness Agenda." It is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams. All of the Greatness Agenda initiatives are designed to increase sales, primarily by increasing the number of customers that shop at our stores and on-line. In October 2015, we announced an evolution of the Greatness Agenda which includes both intensifying efforts on several existing priorities and introducing several new priorities. We are pleased with the positive impact the Greatness Agenda is having on our results and remain committed to the Greatness Agenda.
Driven by active and wellness initiatives, brands like Nike, Columbia, Gaiam, FitBit and Tek Gear have experienced significant growth both within the quarter and year to date. Other national brands, including Levi's and Carter's, also reported higher sales growth than the Company average for both the quarter and year to date.
We continue to build a world class digital experience to engage and empower our customers. We launched our new mobile and tablet platforms during the third quarter. In addition to driving higher conversion rates, this replatform allows our customers to utilize the buy on-line and pick-up in store ("BOPUS") functionality from these devices. Customers picking up BOPUS orders have made additional in-store purchases consistently exceeding 20% of their original BOPUS orders.
We intend to launch several new store formats in fiscal 2016. In the first half of fiscal 2016, we plan to test a new 35,000 square-foot prototype store. We believe that the smaller store will provide access to smaller markets and urban areas that wouldn't be able to support a larger store. We also plan to test 10 to 15 FILA outlet stores and two more Off-Aisle concept stores.
We continue to make progress in building and activating an unmatched personalization capability. Personalization efforts are focused on generating new customer engagement and target two growing segments of the population, Millennials and Hispanics.
We’ve expanded our localization assortment strategy. By the end of fiscal 2015, we expect approximately 40% of our sales will be transitioned to tailored assortments by store. We intend to have unique store assortments in all stores by the end of 2016.
As of October 31, 2015, approximately 34 million customers were enrolled in our Yes2You loyalty program, including 24 million who have enrolled since our national launch in October 2014. We believe that the program will be a driver of incremental traffic and sales.

Net sales for the quarter were $4.4 billion, an increase of $53 million, or 1.2%, over the third quarter of 2014. Year to date, net sales were $12.8 billion, an increase of $131 million, or 1.0%, over 2014. Comparable sales increased 1.0% for the third quarter and 0.8% year to date.

Gross margin as a percentage of sales was 37.1% for the quarter, 10 basis points lower than the third quarter of 2014. Year to date, gross margin as a percentage of sales was 37.7%, consistent with 2014. Merchandise margin in both periods increased, but was offset by higher shipping expenses.

For the quarter, selling, general and administrative ("SG&A") expenses increased in dollars and decreased as a percentage of sales compared to third quarter of 2014. Year to date, SG&A expenses increased both in dollars and as a percentage of sales.

For the quarter, net income was $120 million and diluted earnings per share was $0.63. Year to date, net income was $377 million and diluted earnings per share was $1.92. Excluding the loss on extinguishment of debt, net income for the quarter was $144 million, an increase of 1%, and diluted earnings per share was $0.75, an increase of 7%. Year to date, excluding the loss on extinguishment of debt, net income was $484 million, a decrease of 3%, and diluted earnings per share was $2.46, an increase of 1%.

See "Results of Operations" and "Financial Condition and Liquidity" for additional details about our financial results.
Results of Operations
Net sales.

Net sales increased $53 million, or 1.2%, to $4.4 billion for the third quarter of 2015. Year to date, net sales increased $131 million, or 1.0%, to $12.8 billion. Comparable sales increased 1.0% for the third quarter and 0.8% year to date. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include omni-channel sales in our comparable sales. Adjustments for omni-channel sales that have been shipped, but not yet been received by the customer are included in net sales, but are not included in our comparable sales.

The following table summarizes changes in net sales for the quarter and year to date:

	Quarter		Year to Date
	$	%	$	%
	(Dollars In Millions)
Net Sales - 2014	$4,374		$12,686
Comparable sales	42	1.0%	104	0.8%
New and closed stores and other revenues	11	—	27	—
Increase in net sales	53	1.2%	131	1.0%
Net Sales - 2015	$4,427		$12,817

Drivers of the changes in comparable sales were as follows:

	Quarter	Year to Date
Selling price per unit	0.5%	1.8%
Units per transaction	1.3	(0.6)
Average transaction value	1.8	1.2
Number of transactions	(0.8)	(0.4)
Comparable sales	1.0%	0.8%

The increases in selling price per unit were primarily due to increased penetration and selling prices in our national brand portfolio. These increases were partially offset by lower prices in our private and exclusive brands in the third quarter. The changes in units per transaction reflect customer reaction to the price changes. Generally, customers purchase more items as prices decrease and fewer items as prices increase. Transactions decreased in both the third quarter and year to date, however trends have improved since the launch of the Greatness Agenda.

From a regional perspective, including on-line originated sales, the Southeast region outperformed the Company average for both the third quarter and year to date. The South Central region reported the largest sales declines in both the quarter and year-to-date.
For the quarter, Footwear, Men's and Women's outperformed the Company average and Children's, Home and Accessories underperformed the Company average. Year to date, Footwear and Men's outperformed the Company average and Women's and Home were consistent with the Company average. Children's and Accessories underperformed the Company average.
Gross margin.

	Quarter				Year to Date
			Increase / (Decrease)				Increase
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Gross margin	$1,643	$1,628	$15	1%	$4,827	$4,778	$49	1%
As a percent of net sales	37.1%	37.2%		(0.10)%	37.7%	37.7%		—%

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
Gross margin as a percentage of sales decreased 10 basis points for the quarter and for the year was consistent with the prior year-to-date period. Merchandise margin increased in both periods due to improved promotional markdowns. These increases were offset by higher shipping costs due to growth in our on-line business.
Selling, general and administrative expenses.

	Quarter				Year to Date
			Increase/(Decrease)				Increase
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Selling, general and administrative expenses	$1,099	$1,097	$2	—%	$3,120	$3,078	$42	1%
As a percent of net sales	24.8%	25.1%		(0.26)%	24.3%	24.3%		0.08%
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

The following table summarizes the changes in SG&A by expense type:

	Quarter	Year to Date
	(In Millions)
Corporate expenses	$19	$57
Store expenses	13	42
Distribution costs	(2)	(1)
Net revenues from credit card operations	(2)	(24)
Marketing costs, excluding credit card operations	(26)	(32)
Total increase	$2	$42

Some of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales decreased, or "leveraged," by 26 basis points for the quarter and increased, or "deleveraged," by 8 basis points year to date.

IT spending, which is included in corporate expenses, increased as it is a continued focus of investment. Other corporate expenses also include higher incentive compensation. The increases in store expenses are a result of higher store payroll. The increases in net revenues from credit card operations are the result of higher finance charge revenues and late fees due to growth in the portfolio. Year to date, net revenues from credit card operations also increased due to lower marketing costs in the first half of 2015. Partially offsetting these increases were higher bad debt expenses and operational costs. Marketing expenses decreased for both the quarter and year to date as we were more strategic in our direct mail marketing and promotions. We plan to spend the marketing savings in the fourth quarter of 2015.

Other Expenses.

	Quarter				Year to Date
			Increase/ (Decrease)				Increase/ (Decrease)
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Depreciation and amortization	$236	$227	$9	4%	$695	$665	$30	5%
Interest expense, net	81	85	(4)	(5)%	248	255	(7)	(3)%
Loss on extinguishment of debt	38	—	38	100%	169	—	169	100%
Provision for income taxes	69	77	(8)	(10)%	218	282	(64)	(23)%
Effective tax rate	36.5%	35.3%			36.6%	36.1%
Depreciation and amortization increased as a result of higher IT amortization. Interest expense decreased due to our recent debt refinancing. During the third quarter of 2015, we recorded a loss on extinguishment of debt of $38 million, which represents the premium paid to bond holders related to the redemption of $318 million of 6.25% notes due in 2017 completed during the quarter and the write-off of deferred financing costs and original issue discounts associated with the extinguished debt. A $131 million loss on extinguishment was recorded in the second quarter of 2015 related to a $767 million cash tender offer. The provision for income taxes decreased due to lower income as a result of the loss on extinguishment of debt. The 2014 effective tax rates were lower than 2015 primarily due to favorable state audit settlements during the second and third quarter of 2014.
Excluding the loss on extinguishment of debt, our net income and diluted earnings per share were as follows:

	Quarter				Year to Date
			Increase				Increase/ (Decrease)
	2015	2014	$	%	2015	2014	$	%
	(Dollars in Millions)
Net income	$144	$142	$2	1%	$484	$498	$(14)	(3)%
Diluted earnings per share	$0.75	$0.70	$0.05	7%	$2.46	$2.43	$0.03	1%
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

Financial Condition and Liquidity

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Source of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Year to Date		Increase/(Decrease) in Cash
	2015	2014	$	%
Net cash provided by (used in):	(Dollars in Millions)
Operating activities	$407	$930	$(523)	(56)%
Investing activities	(548)	(496)	(52)	(10)%
Financing activities	(765)	(774)	9	1%
Operating Activities. Operating activities generated $407 million of cash in the first three quarters of 2015, compared to $930 million in the same period of 2014. The decrease reflects higher inventory levels and accounts payable payments, partially offset by lower tax payments.
Merchandise inventories increased $281 million over the balance at November 1, 2014 to $5.3 billion at October 31, 2015. Inventory cost and units per store both increased 5% over the third quarter of 2014, as a result of planned increases within high performing categories like active and wellness, premium electronics, entertainment and licensing, and cosmetics. The increase is primarily within national brands. Accounts payable as a percent of inventory was 40.7% at October 31, 2015, compared to 47.9% at November 1, 2014. The decrease is primarily due to earlier receipts of fall merchandise in August and September leading to higher inventory and lower accounts payable at the end of the quarter.
Investing Activities. Investing activities used cash of $548 million in the first three quarters of 2015 and $496 million in the same period of 2014. Capital expenditures were $551 million in the first three quarters of 2015 which decreased from $561 million in the same period of 2014. This decrease was driven by increases in IT and base capital spending in 2015 which were more than offset by spending on a credit call center in 2014.
Financing Activities. Financing activities used cash of $765 million in the first three quarters of 2015 and $774 million in the first three quarters of 2014.
During this year, we completed a cash tender offer and redemption for $1.1 billion of our higher coupon senior unsecured debt. We recognized a $169 million loss on extinguishment of debt which included the $163 million bond tender premium paid to holders as a result of the tender offer and redemption and a $6 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.
In July 2015, we issued $650 million of 4.25% notes due in July 2025 and $450 million of 5.55% notes due in July 2045. Both notes include semi-annual, interest-only payments beginning January 17, 2016. Proceeds of the issuances and cash on hand were used to pay the principal, premium and accrued interest of the acquired and redeemed debt which was settled in July and August 2015.
On July 1, 2015, we entered into an Amended and Restated Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in June 2020. Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness. During the third quarter, we drew $400 million on the revolving credit facility to temporarily fund inventory purchases. As of October 31, 2015, the outstanding balance on the revolving credit facility was $400 million and the effective interest rate was 1.27%.

We paid cash for treasury stock purchases of $789 million in the first three quarters of 2015 and $549 million in the corresponding period of 2014. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We received proceeds from stock option exercises of $146 million in the first three quarters of 2015 and $111 million in the corresponding period of 2014. The increase is due to increases in our stock price in the first quarter of 2015, which led to an increased number of exercised options.
We paid cash dividends of $264 million ($1.35 per share) in the first three quarters of 2015 and $239 million ($1.17 per share) in the corresponding period of 2014. On November 11, 2015, our board of directors declared a quarterly cash dividend of $0.45 per common share. The dividend is payable on December 23, 2015 to shareholders of record at the close of business on December 9, 2015.
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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	Year to Date
	2015	2014	Increase/(Decrease) in Free Cash Flow
	(In Millions)
Net cash provided by operating activities	$407	$930	$(523)
Acquisition of property and equipment	(551)	(561)	10
Capital lease and financing obligation payments	(83)	(87)	4
Proceeds from financing obligations	1	5	(4)
Free cash flow	$(226)	$287	$(513)

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

	October 31, 2015	November 1, 2014
Working capital (In Millions)	$2,264	$2,421
Current ratio	1.57	1.66
Debt/capitalization	48.4%	45.1%
Debt/capitalization excluding $400 million of short-term debt	46.4%	45.1%

The decreases in working capital and the current ratio are primarily due to a $400 million draw on the revolving credit facility during the third quarter of 2015 which was used to temporarily fund inventory purchases, partially offset by higher inventories. Excluding the $400 million draw on the revolving credit facility, the debt/capitalization ratio increased primarily due to lower shareholder equity, which was primarily due to share repurchases.

Debt Covenant Compliance. As of October 31, 2015, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2015.

(Dollars in Millions)
Included Indebtedness
Total debt	$5,158
Permitted exclusions	(5)
Subtotal	5,153
Rent x 8	2,240
Included Indebtedness	$7,393

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$746
Loss on extinguishment of debt	169
Rent expense	280
Depreciation and amortization	917
Net interest	333
Provision for income taxes	419
EBITDAR	2,864
Stock based compensation	47
Other non-cash revenues and expenses	19
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,930

Debt Ratio (a)	2.52
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2014 Form 10-K other than $1.1 billion of long-term debt which was refinanced in 2015 and a $400 million draw on our revolving credit facility in the third quarter of 2015. As a result of the refinancing, we have no debt due until 2021 and we expect that annual interest expense will be reduced by approximately $17 million in 2016. We expect to pay back the $400 million draw on our revolving credit facility in early December 2015.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of October 31, 2015. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended October 31, 2015, which were not registered under the Securities Act.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended October 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In Millions)
August 2 – August 29, 2015	1,481,365	$54.72	1,477,407	$1,020
August 30 – October 3, 2015	2,463,692	49.41	2,460,918	898
October 4 – October 31, 2015	1,020,343	45.75	957,858	855
Total	4,965,400	$50.24	4,896,183	$855

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 13, 2015.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	December 4, 2015	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Chief Financial Officer (Principal Financial and Chief Accounting Officer)