Form 10-K
period 2016-01-30
KOHLS Corp
filed 2016-03-18
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2016
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
At July 31, 2015, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $12.0 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 9, 2016, the Registrant had outstanding an aggregate of 185,168,909 shares of its Common Stock.
Documents Incorporated by Reference:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 11, 2016 are incorporated into Parts II and III.

KOHL’S CORPORATION

PART I

Item 1. Business
Kohl’s Corporation (the “Company” or “Kohl’s”) was organized in 1988 and is a Wisconsin corporation. As of January 30, 2016, we operated 1,164 department stores in 49 states and an E-Commerce website (www.Kohls.com). We sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry consistent merchandise with assortment differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.

Our merchandise mix includes both national brands and private and exclusive brands which are available only at Kohl's. National brands generally have higher selling prices, but lower gross margins, than private and exclusive brands. Most of our private brands are well-known established brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO and Sonoma Goods for Life. Despite having lower selling prices, private brands generally have higher gross margins than exclusive and national brands. Exclusive brands are developed and marketed through agreements with nationally-recognized brands. Examples of our exclusive brands include Food Network, Jennifer Lopez, Marc Anthony, Rock & Republic and Simply Vera Vera Wang. Exclusive brands have selling prices which are generally lower than national brands, but higher than private brands. Their gross margins are generally higher than national brands, but lower than private brands.

As reflected in the chart below, our merchandise mix by line of business has remained generally consistent over the last three years.	As reflected in the chart below, we have increased our emphasis on national brands in recent years as we believe they drive customer traffic.

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2015	January 30, 2016	52
2014	January 31, 2015	52
2013	February 1, 2014	52
For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Distribution
We receive substantially all of our store merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier several times a week. On-line sales may be picked up in our stores or are shipped from a Kohl’s fulfillment center, retail distribution center or store; by a third-party fulfillment center; or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution centers.
Employees
As of January 30, 2016, we employed approximately 140,000 associates, including approximately 32,000 full-time and 108,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.
Competition
The retail industry is highly competitive. Management considers style, quality and price to be the most significant competitive factors in the industry. Merchandise mix, brands, service, loyalty programs, credit availability, and customer experience and convenience are also key competitive factors. Our primary competitors are traditional department stores, upscale mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses and other forms of retail commerce. Our specific competitors vary from market to market.
Merchandise Vendors
We purchase merchandise from numerous domestic and foreign suppliers. All business partners must meet certain requirements in order to do business with us. These Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting and corrective action. Our expectation is that all business partners will comply with these Terms of Engagement and quickly remediate any deficiencies, if noted, in order to maintain our business relationship.
Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. None of our vendors individually accounted for more than 5% of our net purchases during 2015. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.
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
Trademarks and Service Marks
The name “Kohl’s” is a registered service mark of one of our wholly-owned subsidiaries. We consider this mark and the accompanying name recognition to be valuable to our business. This subsidiary has over 190 additional registered trademarks, trade names and service marks, most of which are used in connection with our private label program.
Available Information
Our corporate website is www.KohlsCorporation.com. Through the “Investors” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
The following have also been posted on our website, under the caption “Investors”:

•	Committee charters of our Board of Directors’ Audit Committee, Compensation Committee and Governance & Nominating Committee

•	Corporate Governance Guidelines

•	Code of Ethics

Our Corporate Social Responsibility report can be found on our corporate website under the caption "Corporate Responsibility" and sub-heading "Sustainability".

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

Item 1A. Risk Factors

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves and statements contained in the "2016 Outlook" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations". There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements including, among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them.

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by many factors including prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and fuel costs, income tax rates and policies, consumer confidence, consumer perception of economic conditions, and the consumer’s disposable income, credit availability and debt levels. The moderate income consumer, which is our core customer, is especially sensitive to these factors. A continued or incremental slowdown in the U.S. economy and the uncertain economic outlook could continue to adversely affect consumer spending habits. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

•Actions by our competitors.

The retail industry is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. Those competitors include traditional department stores, upscale mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses and other forms of retail commerce.

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

Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States, substantially all of which is shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, work stoppages, port strikes, port congestion and delays and other factors relating to foreign trade are beyond our control and could adversely impact our performance.

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of merchandise sold. The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and government policy, economic climates, market speculation and other unpredictable factors. An inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability. Any related pricing actions might cause a decline in our sales volume. Additionally, a decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

A substantial portion of our merchandise is received from vendors and factories outside of the United States. We require all of our suppliers to comply with all applicable local and national laws and regulations and our Terms of Engagement for Kohl's Business Partners. These Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting and corrective action. From time to time, suppliers may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more suppliers could have a negative impact on our reputation and our results of operations.

•Ineffective marketing.

We believe that differentiating Kohl's in the marketplace is critical to our success. We design our marketing and loyalty programs to increase awareness of our brands and to build personalized connections with our customers. We believe these programs will strengthen customer loyalty, increase the number and frequency of customers that shop our stores and website and increase our sales. If our marketing and loyalty programs are not successful, our sales and operating results could be adversely affected.

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

•Product safety concerns.

If our merchandise offerings do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, experience increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns, could have a negative impact on our sales and operating results.

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

Our business has evolved from an in-store only shopping experience to an omni-channel experience which includes in-store, on-line, mobile, social media and/or other interactions. We strive to offer a desirable omni-channel shopping experience for our customers and use social media as a way to interact with our customers and enhance their shopping experiences.

Customer expectations about the methods by which they purchase and receive products or services are also evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process. Our ability to compete with other retailers and to meet our customer expectations may suffer if we are unable to provide relevant customer-facing technology. Our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Consequently, our results of operations could be adversely affected.

Our omni-channel business currently generates a lower operating margin than we have historically reported when we were primarily a store-only retailer. This profitability variance is due to a variety of factors including, but not limited to, an increase in the volume of lower margin merchandise, especially home products; costs to ship merchandise to our customers; and investments to provide the infrastructure necessary to expand our omni-channel strategy. There has been rapid growth in penetration of these less profitable omni-channel sales. There can be no assurances that future profitability will return to historical levels.

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

We may experience an increase in costs associated with shipping on-line orders due to complimentary upgrades, split shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our website within a short period of time, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Also, third-party delivery, direct ship vendors and customer service co-sourcers may be unable to deliver merchandise on a timely basis.

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

Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels and changing demographics. Competitive and regulatory pressures have already significantly increased our labor costs. Further changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance and/or profitability. In addition, changes in federal and state laws relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, meal-and-break time and joint/co-employment could cause us to incur additional costs, which could negatively impact our profitability.

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

Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
Stores
As of January 30, 2016, we operated 1,164 stores with 83.8 million selling square feet in 49 states. Our typical, or “prototype,” store has approximately 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 55,000 to 68,000 gross square feet and serve trade areas of 100,000 to 150,000 people.
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

The following tables summarize key information about our stores as of January 30, 2016:

	Number of Stores by State		Number of Stores by State

Mid-Atlantic Region:		South Central Region:
Delaware	5	Arkansas	8
Maryland	23	Kansas	12
Pennsylvania	50	Louisiana	9
Virginia	30	Missouri	27
West Virginia	7	Oklahoma	11
Total Mid-Atlantic	115	Texas	84
Midwest Region:		Total South Central	151
Illinois	66	Southeast Region:
Indiana	39	Alabama	14
Iowa	18	Florida	53
Michigan	45	Georgia	35
Minnesota	26	Kentucky	17
Nebraska	7	Mississippi	5
North Dakota	4	North Carolina	31
Ohio	58	South Carolina	16
South Dakota	3	Tennessee	20
Wisconsin	40	Total Southeast	191
Total Midwest	306	West Region:
Northeast Region:		Alaska	1
Connecticut	22	Arizona	26
Maine	5	California	125
Massachusetts	25	Colorado	24
New Hampshire	11	Idaho	5
New Jersey	38	Montana	3
New York	51	Nevada	12
Rhode Island	3	New Mexico	5
Vermont	1	Oregon	11
Total Northeast	156	Utah	12
		Washington	19
		Wyoming	2
		Total West	245
		Total Kohl’s	1,164

Number of Stores by
	Store Type		Location		Ownership
Prototype	986	Strip centers	782	Owned	414
Small	178	Community & regional malls	85	Leased	510
	1,164	Freestanding	297	Ground leased	240
			1,164		1,164

Distribution Centers
The following table summarizes key information about each of our distribution centers.

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	420,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	360,000
Ottawa, Illinois	2008	328,000
On-line fulfillment centers:
Monroe, Ohio	2001	1,200,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,200,000
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
Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History and our quarterly cash dividends per common share for each quarter in 2015 and 2014.

	2015			2014
	High	Low	Dividend	High	Low	Dividend

Fourth Quarter	$50.86	$42.85	$0.45	$61.54	$54.95	$0.39
Third Quarter	61.60	44.06	0.45	62.50	53.74	0.39
Second Quarter	74.51	61.17	0.45	55.89	51.00	0.39
First Quarter	79.07	61.44	0.45	57.89	49.09	0.39
On February 24, 2016, our Board of Directors approved an 11% increase in our dividend to $0.50 per common share which will be paid on March 23, 2016 to shareholders of record as of March 9, 2016. In 2015, we paid aggregate cash dividends of $349 million.
(b) Holders
As of March 9, 2016, there were approximately 4,100 record holders of our Common Stock.
(c) Securities Authorized For Issuance Under Equity Compensation Plans
See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our May 11, 2016 Annual Meeting of Shareholders, which information is incorporated herein by reference.

(d) Performance Graph
The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s 500 Index and a Peer Group Index that is consistent with the retail peer group used in the Compensation Discussion & Analysis section of our Proxy Statement for our May 11, 2016 Annual Meeting of Shareholders. The Peer Group Index was calculated by Capital IQ, a Standard & Poor’s business and includes Bed, Bath & Beyond Inc.; The Gap, Inc.; J.C. Penney Company, Inc.; Limited Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; Sears Holding Corporation; Target Corporation; and The TJX Companies, Inc. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 29, 2011 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Jan 29, 2011	Jan 28, 2012	Feb 2, 2013	Feb 1, 2014	Jan 31, 2015	Jan 30, 2016
Kohl’s Corporation	$100.00	$93.05	$94.23	$106.55	$129.22	$111.10
S&P 500 Index	100.00	105.33	123.87	149.02	170.22	169.09
Peer Group Index	100.00	118.84	143.36	158.29	202.09	190.58
(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not sell any equity securities during 2015 which were not registered under the Securities Act.
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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 30, 2016:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(Dollars in Millions)
November 1 – November 28, 2015	1,232,778	$45.75	1,231,525	$799
November 29, 2015 – January 2, 2016	1,847,094	46.94	1,845,092	712
January 3 – January 30, 2016	1,442,582	48.64	1,416,962	643
Total	4,522,454	$47.16	4,493,579	$643

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

	2015	2014	2013	2012 (d)	2011
	(Dollars in Millions, Except per Share and per Square Foot Data)
Statements of Income Data:
Net sales	$19,204	$19,023	$19,031	$19,279	$18,804
Cost of merchandise sold	12,265	12,098	12,087	12,289	11,625
Gross margin	6,939	6,925	6,944	6,990	7,179
Selling, general and administrative expenses	4,452	4,350	4,313	4,267	4,243
Depreciation and amortization	934	886	889	833	778
Operating income	1,553	1,689	1,742	1,890	2,158
Interest expense, net	327	340	338	329	299
Loss on extinguishment of debt	169	—	—	—	—
Income before income taxes	1,057	1,349	1,404	1,561	1,859
Provision for income taxes	384	482	515	575	692
Net income	$673	$867	$889	$986	$1,167
Basic earnings per share	$3.48	$4.28	$4.08	$4.19	$4.33
Diluted earnings per share	$3.46	$4.24	$4.05	$4.17	$4.30
Dividends per share	$1.80	$1.56	$1.40	$1.28	$1.00
Operating and Other Data:
Net sales growth	1.0%	0.0%	(1.3)%	2.5%	2.2%
Comparable sales growth (a)	0.7%	(0.3)%	(1.2)%	0.3%	0.5%
Net sales per selling square foot (b)	$228	$226	$227	$231	$232
As a percent of sales:
Gross margin	36.1%	36.4%	36.5%	36.3%	38.2%
Operating income	8.1%	8.9%	9.2%	9.8%	11.5%
Return on average shareholders’ equity (c)	11.8%	14.7%	14.8%	15.8%	16.4%
Excluding loss on extinguishment of debt:
Net income	$781	$867	$889	$986	$1,167
Diluted earnings per share	$4.01	$4.24	$4.05	$4.17	$4.30
Return on average shareholders' equity (c)	13.5%	14.7%	14.8%	15.8%	16.4%
Total square feet of selling space (in thousands)	$83,810	$83,750	$83,671	$83,098	$82,226
Number of stores (end of period)	1,164	1,162	1,158	1,146	1,127
Working capital	$2,362	$2,721	$2,412	$2,061	$2,111
Total assets	$13,606	$14,333	$14,228	$13,761	$14,021
Long-term debt	$2,792	$2,780	$2,777	$2,478	$2,128
Capital lease and financing obligations	$1,916	1,968	$2,069	$2,061	$2,103
Shareholders’ equity	$5,491	$5,991	$5,978	$6,048	$6,508
Cash flow from operations	$1,474	$2,024	$1,884	$1,265	$2,139
Capital expenditures	$690	$682	$643	$785	$927

(a)
Comparable sales include sales for stores (including relocated or remodeled stores) which were open throughout both the full current and prior year periods. We also include omni-channel sales in our comparable sales. Adjustments for omni-channel sales that have been shipped, but not yet received by the customer are included in net sales, but are not included in our comparable sales. Fiscal 2013 comparable sales growth compares the 52 weeks ended February 1, 2014 to the 52 weeks ended February 2, 2013. Fiscal 2012 comparable sales growth compares the 52 weeks ended January 26, 2013 to the 52 weeks ended January 28, 2012.

(b)	Net sales per selling square foot includes omni-channel sales and stores open for the full current period. 2012 excludes the impact of the 53rd week.

(c)	Average shareholders’ equity is based on a 5-quarter average.

(d)
Fiscal 2012 was a 53-week year. During the 53rd week, total sales were $169 million; selling, general and administrative expenses were approximately $30 million; interest was approximately $2 million; net income was approximately $15 million and diluted earnings per share was approximately $0.06.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

As of January 30, 2016, we operated 1,164 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.

In 2014, we introduced a multi-year strategic framework which we refer to as "the Greatness Agenda". It is built on five pillars - amazing product, incredible savings, easy experience, personalized connections and winning teams. All of the Greatness Agenda initiatives are designed to increase sales, primarily by increasing the number of customers that shop at our stores and on-line.

As a retailer, product is the core of our business. During 2015, we increased our emphasis on national brands as we believe they drive customer traffic. Driven by strong sales in Nike, Skechers, Levi’s and Carters, national brand sales increased 6.2% and represented 52% of our sales in 2015. Active and wellness merchandise sales were also stronger than the company average in both national brands and our own private and exclusive brands.

During 2015, we expanded our localization assortment strategy which tailors product mix to the specific customer preferences at each of our stores. Approximately 40% of our sales were tailored by store at the end of 2015. We plan to have unique store assortments in 90% of our stores by the end of 2016.

In addition to offering amazing product, we must offer an easy and desirable shopping experience for customers both in our stores and from their digital devices. During 2015, we launched new mobile and tablet platforms which improved the digital shopping experience. We also launched buy on-line and pick-up in store (“BOPUS”) in all stores. In addition to offering a convenient shopping option for our customers, BOPUS is driving incremental sales. Customers picking up BOPUS orders have made additional in-store purchases of approximately 25% of their original order.

In 2016, we plan to make several updates to our store formats and omni-channel strategy. In the first half of the year, we intend to pilot seven new small format stores which will help inform both future store size and rationalization, and identify omni-channel opportunities. We also plan to test two more clearance stores, which are operated as Off-Aisle stores, and 12 FILA outlet stores.

We believe our personalized connections and incredible savings strategies will increase sales by strengthening the loyalty of existing customers and attracting new customers. Key to the success of these initiatives are understanding our customers and ensuring they get the most from every dollar that they spend at Kohl’s. We believe our Yes2You loyalty program will continue to drive both strategies. In 2015, approximately 65% of our sales were attributed to Yes2You members. Yes2You members consistently shop more frequently and spend more than customers who are not enrolled in the program.

To execute our Greatness Agenda vision, we rely on winning teams of engaged, talented, results-oriented and empowered management and employees. During 2015, we rounded out our leadership team by hiring Sona Chawla as our Chief Operating Officer.

We believe that the strategic framework of the Greatness Agenda is working. We are making progress towards our goal of being the most engaging retailer in America, but realize that it will take additional time to fully implement our initiatives and achieve the goals we initially established.

In 2015, comparable sales increased 0.7%; an improvement over the sales declines that we reported prior to launching the Greatness Agenda. Gross margin as a percentage of sales decreased approximately 30 basis points from 36.4% in 2014 to 36.1% in 2015. Gross margin was especially challenging in the fourth quarter due to a very competitive holiday season and deeper discounts on cold-weather apparel which did not sell due to unseasonably warm weather. Selling, general and administrative expenses increased 2% in 2015. Expenses were again well-managed against the sales increases. Excluding the loss on extinguishment of debt, our net income was $781 million and our diluted earnings per share decreased 5% to $4.01.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results, how we define comparable sales, and the loss on extinguishment of debt.

2016 Outlook
Our current expectations for 2016 are as follows:

Total sales	Decrease (0.5%) - Increase 0.5%
Comparable sales	Increase 0 - 1%
Gross margin as a percent of sales	Increase 0 - 20 bps
Selling, general and administrative expenses	Increase 1 - 2%
Depreciation	$940 million
Interest	$310 million
Effective tax rate	37%
Earnings per diluted share	$4.05 - $4.25
Capital expenditures	$825 million
Share repurchases:
Total repurchases	$600 million
Cost per share	$50

We continue to explore ways to enhance shareholder value through the optimization of our existing store portfolio. In 2016, we intend to close 18 underperforming stores, representing less than one percent of total sales. We announced the specific locations in March. The closures are expected to generate annual SG&A savings of approximately $45 million and annual depreciation savings of approximately $10 million. We currently expect to incur approximately $150 - $170 million in charges as a result of these planned closures and the organizational realignment at our corporate offices which were announced in February. We estimate that approximately $55 - $65 million of the charges will be recorded in the first quarter of 2016, with the remainder recorded in the second quarter.

Results of Operations

Net Sales

As our omni-channel strategy continues to mature, it is increasingly difficult to distinguish between a "store" sale and an "on-line" sale. Below is a list of some omni-channel examples:

•	Stores increase on-line sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering on-line.

•	On-line purchases can easily be returned in our stores.

•	Kohl's Cash coupons and Yes2You rewards can be earned and redeemed on-line or in store regardless of where they were earned.

•	In-store customers can order from on-line kiosks in our stores.

•	Order on-line and pick-up in store is available in all stores.

•	Customers who utilize our mobile app while in the store may receive mobile coupons to use when they check out.

•	On-line orders may be shipped from a dedicated on-line fulfillment center, a store, a retail distribution center, direct ship vendors or any combination of the above.

Because we do not have a clear distinction between "store" sales and "on-line" sales, we do not separately report on-line sales.

Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include omni-channel sales in our comparable sales. Adjustments for omni-channel sales that have been shipped, but not yet been received by the customer are included in net sales, but are not included in our comparable sales.

The following table summarizes net sales:

	2015	2014	2013
Net sales (in Millions)	$19,204	$19,023	$19,031
Increase (decrease) in sales:
Total	1.0%	0.0%	(1.3)%
Comparable	0.7%	(0.3)%	(1.2)%
Net sales per selling square foot (a)	$228	$226	$227
(a) Net sales per selling square foot includes on-line sales and stores open for the full current period.
Drivers of the changes in comparable sales were as follows:

	2015	2014
Selling price per unit	1.3%	2.8%
Units per transaction	(0.4)%	(1.7)%
Average transaction value	0.9%	1.1%
Number of transactions	(0.2)%	(1.4)%
Comparable sales	0.7%	(0.3)%

The increases in selling price per unit were a combination of increased penetration and selling prices in our national brand portfolio. The changes in units per transaction reflect customer reaction to the price changes. Generally, customers purchase more items as prices decrease and fewer items as prices increase. Transactions decreased in both periods, however trends have improved since the launch of the Greatness Agenda.
From a regional perspective, including on-line originated sales, the West, Southeast, and Midwest outperformed the Company average in 2015. The South Central, Mid-Atlantic and Northeast underperformed the Company average.
By line of business, Footwear and Home outperformed the Company average in 2015. Men's and Women's were consistent with the Company average while Children's and Accessories both underperformed the Company average.
Net sales per selling square foot (which includes omni-channel sales and stores open for the full current period), increased 0.9% to $228 in 2015, which is consistent with the increase in comparable sales.
Net sales for 2014 were generally consistent with 2013 net sales. From a line of business perspective, Children's, Footwear, and Men's reported sales increases. Accessories was slightly above the Company average. Home and Women's both underperformed the Company average. From a regional perspective, including on-line originated sales, the West, Southeast, and Midwest reported higher sales, which were offset by sales decreases in the Northeast, Mid-Atlantic, and South Central regions.

Gross margin

	2015	2014	2013
	(Dollars in Millions)
Gross margin	$6,939	$6,925	$6,944
As a percent of net sales	36.1%	36.4%	36.5%

Gross margin includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping and handling expenses of omni-channel sales; and terms cash discount. Our gross margin may not be comparable with that of other retailers because we include distribution center and buying costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.

Gross margin as a percentage of sales decreased approximately 30 basis points from 36.4% in 2014 to 36.1% in 2015. The decrease was due to an increase in shipping costs resulting from growth in on-line originated sales, partially offset by an increase in our merchandise margin.

Gross margin as a percentage of sales decreased approximately 10 basis points from 36.5% in 2013 to 36.4% in 2014. Higher merchandise margin was more than offset by an increase in shipping costs, which was in line with our omni-channel business growth.

Selling, general and administrative expenses

	2015	2014	2013
	(Dollars in Millions)
Selling, general, and administrative expenses ("SG&A")	$4,452	$4,350	$4,313
As a percent of net sales	23.2%	22.9%	22.7%
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

The following table summarizes the changes in SG&A by expense type:

	2015	2014
	(Dollars in Millions)
Store expenses	$77	$(4)
Corporate expenses	58	34
Distribution costs	(3)	10
Marketing costs, excluding credit card operations	(4)	21
Net revenues from credit card operations	(26)	(24)
Total increase	$102	$37

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by approximately 30 basis points in 2015.

The increase in store expenses are primarily attributable to higher store payroll due to on-going wage pressure and omni-channel support of ship-from-store and buy on-line, pick-up in store operations. Property taxes and common area maintenance also increased.

Corporate expense increased over 2014 due to technology and infrastructure investments related to our omni-channel strategy and other various corporate costs.

Distribution costs, which exclude payroll related to on-line originated orders that were shipped from our stores, were $278 million for 2015, $281 million for 2014 and $271 million for 2013. Distribution costs decreased in 2015 due to lower store distribution costs and were partially offset by higher fulfillment costs related to our growing on-line business, particularly in the fourth quarter.

Marketing costs decreased in 2015 as we decreased our spending in newspaper inserts and direct mail through optimized circulation and shifted spending to digital media.

Revenues from our credit card operations were $456 million in 2015, $430 million in 2014 and $406 million in 2013. The increases in net revenues from credit card operations are due to higher finance charge revenues and late fees, partially offset by higher bad debt expense, all which were the result of growth in the portfolio. Additionally, lower marketing spend was partially offset by increased servicing costs.

SG&A for 2014 increased $37 million, or 1%, over 2013. As a percentage of sales, SG&A increased, or "deleveraged", by approximately 20 basis points in 2014. The increase in SG&A was due primarily to higher distribution costs, increased marketing, and investments in technology and infrastructure related to our on-line business, offset by higher credit card revenue.

Other Expenses

	2015	2014	2013
	(Dollars in Millions)
Depreciation and amortization	$934	$886	$889
Interest expense, net	327	340	338
Loss on extinguishment of debt	169	—	—
Provision for income taxes	384	482	515
Effective tax rate	36.3%	35.7%	36.7%
Depreciation and amortization was higher in 2015 than 2014, as higher information technology ("IT") amortization was partially offset by lower store depreciation due to maturing of our stores. Depreciation and amortization was consistent in 2014 and 2013, as lower store depreciation was only partially offset by higher IT amortization.
Net interest expense decreased $13 million, or 4%, in 2015 as a result of refinancing our debt at lower interest rates during 2015. Net interest expense increased $2 million, or 1%, in 2014 due to higher outstanding long-term debt following the September 2013 debt issuance.

During 2015, we completed a cash tender offer and redemption for $1,085 million of senior unsecured debt. We recognized a $169 million loss on extinguishment of debt which included a $163 million bond tender premium paid to holders of the debt and a $6 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.
Changes in our effective tax were primarily due to favorable state audit settlements during 2014.

Inflation
Although we expect that our operations will be influenced by general economic conditions, including food, fuel and energy prices, and by costs to source our merchandise, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be impacted by such factors in the future.

Liquidity and Capital Resources

The following table presents the primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The following table includes cash balances and changes.

	2015	2014	2013
	(Dollars in Millions)
Cash and cash equivalents	$707	$1,407	$971

Net cash provided by (used in):
Operating activities	$1,474	$2,024	$1,884
Investing activities	(681)	(593)	(623)
Financing activities	(1,493)	(995)	(827)

Free Cash Flow (a)	$671	$1,234	$1,127

(a) See the Free Cash Flow discussion later in this Liquidity and Capital Resources section for additional discussion of this non-GAAP financial measure.

Operating activities

Cash provided by operations decreased $550 million, or 27%, in 2015 to $1.5 billion.

Merchandise inventory increased $224 million in 2015 to $4.0 billion. Inventory per store increased 5.7% and units per store increased 5% over 2014. The increases are primarily in national brands.

Accounts payable as a percent of inventory was 31.0% at January 30, 2016, compared to 39.6% at January 31, 2015. Almost half of the decrease was due to the anniversary of the port strike in 2014. Lower year-over-year January receipts and higher inventory levels also contributed to the decrease.
Cash provided by operations increased $140 million to $2.0 billion in 2014. The increase was primarily due to decreased inventory spending in 2014.

Investing activities
Net cash used in investing activities increased $88 million to $681 million in 2015.
Capital expenditures of $690 million in 2015 were generally consistent with 2014 as higher IT spending in 2015 was offset by the purchase and build out of a call center in Texas in 2014.
The following table summarizes expected and actual capital expenditures by major category as a percentage of total capital expenditures:

	2016 Estimate	2015	2014	2013
Information technology	45%	45%	45%	45%
Store strategies	30	36	33	31
Base capital	25	20	22	24
Total	100%	100%	100%	100%
We expect total capital expenditures of approximately $825 million in fiscal 2016. The actual amount of our future capital expenditures will depend on the number and timing of new stores and refreshes; expansion and renovations to distribution centers; the mix of owned, leased or acquired stores; and IT and corporate spending. We do not anticipate that our capital expenditures will be limited by any restrictive covenants in our financing agreements.
Capital expenditures totaled $682 million in 2014, a $39 million increase over 2013. The increase in capital spending is primarily due to the expansion of our corporate campus, increased IT spending and the purchase and build out of a call center in Texas, partially offset by decreased new store spending.
Proceeds from sales of investments in auction rate securities were $82 million in 2014. All of our auction rate securities were sold in 2014. Despite the non-liquid nature of these investments following market conditions that arose in 2008, we were able to sell substantially all of our investments at par.

Financing activities
Our financing activities used cash of $1.5 billion in 2015 and $1.0 billion in 2014. The increase was primarily due to greater share repurchases and premium paid on redemption of debt.
We repurchased 17 million shares of our common stock for $1.0 billion in 2015 and 12 million shares for $677 million in 2014. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
During 2015, we completed a cash tender offer and redemption for $1.1 billion of our higher coupon senior unsecured debt. We recognized a $169 million loss on extinguishment of debt which included a $163 million bond tender premium paid to holders of the debt and a $6 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.
In July 2015, we issued $650 million of 4.25% notes due in July 2025 and $450 million of 5.55% notes due in July 2045. Both notes include semi-annual, interest-only payments beginning January 17, 2016. Proceeds of the issuances and cash on hand were used to pay the principal, premium and accrued interest of the acquired and redeemed debt.
On July 1, 2015, we entered into an Amended and Restated Credit Agreement with various lenders which provides for $1.0 billion senior unsecured five-year revolving credit facility that will mature in June 2020. Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness.
As of January 30, 2016, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa1	BBB	BBB+
Though we have no current intentions to do so, we may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.
During 2015, we paid cash dividends of $349 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 25	May 13	August 11	November 11
Record date	March 11	June 10	September 9	December 9
Payment date	March 25	June 24	September 23	December 23
Amount per common share	$0.45	$0.45	$0.45	$0.45

On February 24, 2016, our Board of Directors approved an 11% increase in our dividend to $0.50 per common share which will be paid on March 23, 2016 to shareholders of record as of March 9, 2016.

Key financial ratios

The following ratios provide additional measures of our liquidity, return on investments, and capital structure.

	2015	2014	2013
Liquidity Ratios:	(Dollars in Millions)
Working capital	$2,362	$2,721	$2,412
Current ratio	1.87	1.95	1.87
Free cash flow (a)	$671	$1,234	$1,127
Return on Investment Ratios:
Ratio of earnings to fixed charges	3.1	3.6	3.7
Return on assets	4.7%	6.1%	6.3%
Return on gross investment (a)	14.5%	15.2%	15.5%
Capital Structure Ratios:
Debt/capitalization	46.3%	44.3%	44.8%
Adjusted Debt to EBITDAR (a)	2.52	2.45	2.42

(a) Non-GAAP financial measure
Liquidity ratios
Liquidity measures our ability to meet short-term cash needs. In 2015, working capital decreased $359 million and our current ratio decreased 8 basis points from year-end 2014 due to a decrease in cash, which was partially offset by an increase in inventory and decrease in accounts payable. In 2014, working capital increased $309 million and our current ratio increased 8 basis points over year-end 2013 due to an increase in cash, which was partially offset by a decrease in inventory and increase in accounts payable.

We generated $671 million of free cash flow for 2015; a decrease of $563 million from 2014. As discussed above, the decrease is primarily the result of a decrease in cash provided by operating activities in 2015. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations. See the key financial ratio calculations section above.

Return on investment ratios
Lower earnings, including the loss on extinguishment of debt, caused decreases in all three of our return on investment ratios - ratio of earnings to fixed charges, return on assets and return on gross investment ("ROI"). See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of our ratio of earnings to fixed charges and the key financial ratio calculations below for the return on assets and ROI calculations.

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
Capital structure ratios
Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted debt ratio. As of January 30, 2016, we were in compliance with all debt covenants and expect to remain in compliance during 2016. See the key financial ratio calculations section below for our debt covenant calculation.

Our debt/capitalization ratio was 46.3% at year-end 2015 and 44.3% at year-end 2014. The increase is primarily due to treasury stock purchases in 2015.

Our Adjusted Debt to EBITDAR ratio was 2.52 for 2015, 2.45 for 2014, and 2.42 for 2013. The increases are primarily due to lower EBITDAR. Adjusted Debt to EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by EBITDAR. We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain an Adjusted Debt to EBITDAR ratio of approximately 2.25, to manage debt levels to maintain a BBB+ investment-grade credit rating and to operate with an efficient capital structure for our size, growth plans and industry. We are currently exceeding our target goal to take advantage of a favorable, low interest rate debt environment. We expect to manage our business and debt levels to get our overall ratio back to our target goal over the next several years. We currently have no plans for new debt in 2016. Our Adjusted Debt to EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted Debt to EBITDAR should be evaluated in addition to, and not considered a substitute for, other financial measures such as debt/capitalization. See the key financial ratio calculations section below for our Adjusted Debt to EBITDAR calculation.
Key financial ratio calculations
The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

	2015	2014	2013
	(Dollars in Millions)
Net cash provided by operating activities	$1,474	$2,024	$1,884
Acquisition of property and equipment	(690)	(682)	(643)
Capital lease and financing obligation payments	(114)	(114)	(115)
Proceeds from financing obligations	1	6	1
Free cash flow	$671	$1,234	$1,127
The following table includes our ROI and return on assets (the most comparable GAAP measure) calculations:

	2015	2014	2013
	(Dollars in Millions)
Operating income	$1,553	$1,689	$1,742
Depreciation and amortization	934	886	889
Rent expense	279	277	270
EBITDAR	$2,766	$2,852	$2,901
Average: (a)
Total assets	$14,288	$14,286	$14,196
Cash equivalents and long-term investments (b)	(703)	(647)	(382)
Other assets	(40)	(32)	(46)
Accumulated depreciation and amortization	6,203	5,743	5,457
Accounts payable	(1,623)	(1,624)	(1,556)
Accrued liabilities	(1,175)	(1,119)	(1,082)
Other long-term liabilities	(556)	(551)	(536)
Capitalized rent (c)	2,672	2,667	2,625
Gross Investment (“AGI”)	$19,066	$18,723	$18,676
Return on Assets (“ROA”) (d)	4.7%	6.1%	6.3%
Return on Gross Investment (“ROI”) (e)	14.5%	15.2%	15.5%
(a) Represents average of 5 most recent quarter end balances
(b) Represents excess cash not required for operations
(c) Represents 10 times store rent and 5 times equipment/other rent
(d) Net income divided by average total assets
(e) EBITDAR divided by Gross Investment

The following table includes our debt ratio calculation, as defined by our debt agreements, as of January 30, 2016:

(Dollars in Millions)
Included Indebtedness
Total debt	$4,731
Permitted exclusions	(5)

Subtotal	4,726
Rent x 8	2,232

Included Indebtedness	$6,958

Adjusted Debt Compliance EBITDAR
Net income	$673
Loss on debt extinguishment	169
Rent expense	279
Depreciation and amortization	934
Net interest	327
Provision for income taxes	384
EBITDAR	2,766
Stock based compensation	48
Other non-cash revenues and expenses	8
Adjusted Debt Compliance EBITDAR	$2,822

Debt Ratio (a)	2.47
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

The following table includes our Adjusted Debt to EBITDAR and debt/capitalization (a comparable GAAP measure) calculations:

	2015	2014	2013
	(Dollars in Millions)
Total Debt (net of discount)	$4,726	$4,761	$4,861
Rent x 8	2,232	2,216	2,160
Adjusted Debt	$6,958	$6,977	$7,021
Total Equity	$5,491	$5,991	$5,978
EBITDAR per above	$2,766	$2,852	$2,901
Debt/capitalization (a)	46.3%	44.3%	44.8%
Adjusted Debt to EBITDAR (b)	2.52	2.45	2.42
(a) Total debt divided by total debt and total equity
(b) Adjusted debt divided by EBITDAR

Contractual Obligations
Our contractual obligations as of January 30, 2016 were as follows:

	Maturing in:
	Total	2016	2017 and 2018	2019 and 2020	2021 and after
	(Dollars in Millions)
Recorded contractual obligations:
Long-term debt	$2,815	$—	$—	$—	$2,815
Capital lease and financing obligations	1,460	118	230	197	915
	4,275	118	230	197	3,730
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,848	132	269	258	1,189
Capital lease and financing obligations	2,509	175	323	287	1,724
Operating leases (a)	5,627	244	491	484	4,408
Purchase obligations (b)	4,681	4,681	—	—	—
Other (c)	1,030	313	291	170	256
	15,695	5,545	1,374	1,199	7,577
Total	$19,970	$5,663	$1,604	$1,396	$11,307

(a) Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $179 million for 2015 and $175 million for both 2014 and 2013. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.
(b) Purchase obligations consist mainly of purchase orders for merchandise. Amounts committed under open purchase orders for merchandise are cancelable without penalty prior to a date that precedes the vendors’ scheduled shipment date.
(c) Other includes royalties, legally binding minimum lease and interest payments for stores opening in 2016 or later, as well as payments associated with technology and marketing agreements.
We have not included $162 million of long-term liabilities for unrecognized tax benefits and the related interest and penalties in the contractual obligations table because we are not able to reasonably estimate the timing of cash settlements. It is reasonably possible that such tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these audits may be resolved in the next year, it is not anticipated that payment of any such amounts in future periods will materially affect liquidity and cash flows.

Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of year-end 2015.
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
We did not make any material changes in the methodologies used to value our inventory or to estimate the markdown and shrink reserves during 2015, 2014 or 2013. We believe that we have sufficient current and historical knowledge to record reasonable estimates for our inventory reserves. Though historical reserves have approximated actual markdowns and shrink adjustments, it is possible that future results could differ from current recorded reserves.
We routinely record permanent markdowns for potentially obsolete merchandise, and, therefore, did not have a markdown reserve as of January 30, 2016. Changes in the assumptions used to estimate our markdown reserve requirement would not have had a material impact on our financial statements. A 10 basis point change in estimated inventory shrink would also have had an immaterial impact on our financial statements.
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
We also receive vendor allowances which represent reimbursements of costs (primarily marketing) that we have incurred to promote the vendors’ merchandise. These allowances are netted against marketing or the other related costs as the costs are incurred. Marketing allowances in excess of costs incurred are recorded as a reduction of merchandise costs.
Most of our vendor allowance agreements are supported by signed contracts which are binding, but informal in nature. The terms of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Vendor allowances will fluctuate based on the amount of promotional and clearance markdowns necessary to liquidate the inventory as well as marketing and other reimbursed costs.
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

We use a third-party actuary to estimate the liabilities associated with these risks. The actuary considers historical claims experience, demographic and severity factors and actuarial assumptions to estimate the liabilities associated with these risks. As of January 30, 2016, estimated liabilities for workers’ compensation and general liability claims were approximately $45 million.

A change in claims frequency and severity of claims from historical experience as well as changes in state statutes and the mix of states in which we operate could result in a change to the required reserve levels. Changes in actuarial assumptions could also have an impact on estimated reserves. Historically, our actuarial estimates have not been materially different from actual results.

We are fully self-insured for employee-related health care benefits, a portion of which is paid by our associates. We use a third-party actuary to estimate the liability for incurred, but not reported, health care claims. This estimate uses historical claims information as well as estimated health care trends. As of January 30, 2016, we had recorded approximately $13 million for medical, pharmacy and dental claims which were incurred in 2015 and expected to be paid in 2016. Historically, our actuarial estimates have not been materially different from actual results.

Impairment of Assets
As of January 30, 2016, our investment in buildings and improvements, before accumulated depreciation, was $10 billion. We review these buildings and improvements for impairment when an event or changes in circumstances, such as decisions to close a store or significant operating losses, indicate the carrying value of the asset may not be recoverable.

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

Income Taxes
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit, excluding accrued interest and penalties, was $139 million as of January 30, 2016.

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

Leases
As of January 30, 2016, 750 of our 1,164 retail stores were subject to either a ground or building lease. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital or operating lease in accordance with ASC No. 840, “Leases.”
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2015 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

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
Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. "Disclosure controls and procedures" is defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financing reporting as of January 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of January 30, 2016, our internal control over financial reporting was effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016 of Kohl’s Corporation and our report dated March 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 18, 2016

Item 9B. Other Information
None
PART III

Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our Directors, the Board of Directors’ committees and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 11, 2016 Annual Meeting of Shareholders (“our 2016 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2016 Proxy, which information is incorporated herein by reference.
Our executive officers as of January 30, 2016 were as follows:

Name	Age	Position
Kevin Mansell	63	Chairman, Chief Executive Officer and President
Sona Chawla	48	Chief Operating Officer
Michelle Gass	47	Chief Merchandising and Customer Officer
Wesley S. McDonald	53	Chief Financial Officer
Richard D. Schepp	55	Chief Administrative Officer
Mr. Mansell is responsible for Kohl’s strategic direction, long-term growth and profitability. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. Mr. Mansell began his retail career in 1975.
Ms. Chawla joined Kohl's in November 2015 as Chief Operating Officer and is responsible for Kohl's full omni-channel operations. She oversees all store operations, logistics and supply chain network, information and digital technology, omni-channel strategy, planning and operations, and store construction and design. Previously, she had served with Walgreens as President of Digital and Chief Marketing Officer from February 2014 to November 2015 and President, E-commerce from January 2011 to February 2014. From August 2012 to November 2015, she served as a director of Express Inc., a specialty retail apparel chain. Ms. Chawla began her retail and digital career in 2000.
Ms. Gass joined Kohl's in June 2013 as Chief Customer Officer and was named Chief Merchandising and Customer Officer in June 2015. She is responsible for all of Kohl's merchandising, planning and allocation, and product development functions as well as the company's overall customer engagement strategy, including marketing, public relations, social media and philanthropic efforts. Previously, she had served as President, Starbucks Europe, Middle East and Africa. Ms. Gass began her retail career in 1991. She is currently a director of Cigna Corporation, a global health service company.

Mr. McDonald was promoted to the principal officer position of Chief Financial Officer in June 2015 and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, non-merchandise purchasing, credit and capital investment. Previously, he had served as Senior Executive Vice President, Chief Financial Officer since December 2010. Mr. McDonald began his retail career in 1988.

Mr. Schepp was promoted to the principal officer position of Chief Administrative Officer in June 2015 and is responsible for Kohl's human resources, legal, risk management and compliance, real estate and business development functions. He previously served as Senior Executive Vice President, Human Resources, General Counsel and Secretary from April 2013 to June 2015, Senior Executive Vice President General Counsel and Secretary from May 2011 to April 2013 and Executive Vice President, General Counsel and Secretary from August 2001 to May 2011. Mr. Schepp began his retail career in 1992.

Members of our Board of Directors as of January 30, 2016 were as follows:

Kevin Mansell Chairman, President, Chief Executive Officer, Kohl’s Corporation

Peter Boneparth (b) (c) Former Senior Advisor, Irving Place Capital Partners Former President and Chief Executive Officer, Jones Apparel Group

Steven A. Burd (b) (c) Founder and Chief Executive Officer, Burd Health LLC Former Chairman, Chief Executive Officer and President, Safeway Inc.

Dale E. Jones (b) (c) Chief Executive Officer and President, Diversified Search

Jonas Prising (c) Chairman and Chief Executive Officer, ManpowerGroup

John E. Schlifske (a) (c) Chairman and Chief Executive Officer, Northwestern Mutual Life Insurance Company

Frank V. Sica (b)* (c) Managing Partner, Tailwind Capital

Stephanie A. Streeter (a) (c)* Former Chief Executive Officer and Director, Libbey, Inc.

Nina G. Vaca (a) (c) Chairman and Chief Executive Officer, Pinnacle Technical Resources, Inc.

Stephen E. Watson (a)* (c) Former President, Chief Executive Officer, Gander Mountain, L.L.C. Former Chairman, Chief Executive Officer, and President, Department Store Division, Dayton-Hudson Corporation

(a) Audit Committee member
(b) Compensation Committee member
(c) Governance & Nominating Committee member
* Denotes Chair

Item 11. Executive Compensation
See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2016 Proxy, including the "Compensation Committee Report" and "Compensation Discussion & Analysis", which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2016 Proxy, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
See the information provided in the “Independence Determinations & Related Person Transactions” section of our 2016 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
See the information provided in the “Fees Paid to Ernst & Young” section of our 2016 Proxy, which information is incorporated herein by reference.

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
Kevin Mansell
Chairman, Chief Executive Officer, President and Director
(Principal Executive Officer)

/S/ WESLEY S. MCDONALD
Wesley S. McDonald
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ JONAS PRISING Jonas Prising Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ DALE E. JONES Dale E. Jones Director	/S/ NINA G. VACA Nina G. Vaca Director

/S/ JOHN E. SCHLIFSKE John E. Schlifske Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

/S/ FRANK V. SICA Frank V. Sica Director

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 13, 2015.

4.1
Amended and Restated Credit Agreement dated as of July 1, 2015 by and among the Company, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, an Issuing Bank and a Swing Line Lender, U.S. Bank National Association and Wells Fargo Bank, National Association, as Issuing Banks, Swing Line Lenders and Syndication Agents, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Bookrunners, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on July 2, 2015.

4.2
Certain other long-term debt is described in Note 2 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 2 and not filed herewith.

10.1(a)
Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc. and Capital One, National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

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
10.10
Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Annex A to the Proxy Statement on Schedule 14A filed on March 26, 2010 in connection with the Company’s 2010 Annual Meeting.*

10.11
Form of Executive Performance Share Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 15, 2014.*

10.12
Form of Executive Stock Option Agreement pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13(a)
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (5-year vesting), incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13(b)
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (4-year vesting), incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014.*

10.13(c)
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (2-year vesting), incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014.*

10.14
Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.15
Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.16	Summary of Outside Director Compensation.*

10.17
Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of November 14, 2014, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 14, 2014.*

10.18
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of June 10, 2015, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 12, 2015.*

10.19
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Wesley S. McDonald effective as of June 10, 2015, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 12, 2015.*

10.20
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Richard D. Schepp effective as of June 10, 2015, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on June 12, 2015.*

10.21(a)
Amended and Restated Employment Agreement dated as of April 1, 2012 by and between Kohl's Corporation and Kohl's Department Stores, Inc. and Kenneth G. Bonning, incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.*

Exhibit Number	Description
10.21(b)
Agreement dated as of April 17, 2015 by and between Ken Bonning and Kohl's Department Stores Inc. incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015.*

10.22	Employment Agreement dated as of November 16, 2015 by and between Kohl's Department Stores, Inc., Kohl's Corporation and Sona Chawla.*

12.1	Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	A management contract or compensatory plan or arrangement.

Schedules have been omitted as they are not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 18, 2016

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$707	$1,407
Merchandise inventories	4,038	3,814
Other	331	359
Total current assets	5,076	5,580
Property and equipment, net	8,308	8,515
Other assets	222	238
Total assets	$13,606	$14,333

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,251	$1,511
Accrued liabilities	1,206	1,160
Income taxes payable	130	78
Current portion of capital lease and financing obligations	127	110
Total current liabilities	2,714	2,859
Long-term debt	2,792	2,780
Capital lease and financing obligations	1,789	1,858
Deferred income taxes	257	298
Other long-term liabilities	563	547
Shareholders’ equity:
Common stock - 370 and 367 million shares issued	4	4
Paid-in capital	2,944	2,743
Treasury stock, at cost, 184 and 166 million shares	(9,769)	(8,744)
Accumulated other comprehensive loss	(17)	(20)
Retained earnings	12,329	12,008
Total shareholders’ equity	5,491	5,991
Total liabilities and shareholders’ equity	$13,606	$14,333
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Millions, Except per Share Data)

	2015	2014	2013
Net sales	$19,204	$19,023	$19,031
Cost of merchandise sold	12,265	12,098	12,087
Gross margin	6,939	6,925	6,944
Operating expenses:
Selling, general and administrative	4,452	4,350	4,313
Depreciation and amortization	934	886	889
Operating income	1,553	1,689	1,742
Interest expense, net	327	340	338
Loss on extinguishment of debt	169	—	—
Income before income taxes	1,057	1,349	1,404
Provision for income taxes	384	482	515
Net income	$673	$867	$889
Net income per share:
Basic	$3.48	$4.28	$4.08
Diluted	$3.46	$4.24	$4.05

Dividends declared and paid per share	$1.80	$1.56	$1.40
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions)

	2015	2014	2013
Net income	$673	$867	$889
Other comprehensive income, net of tax:
Reclassification adjustment for interest expense on interest rate derivatives included in net income	3	3	3
Unrealized gains on investments	—	11	8
Other comprehensive income	3	14	11
Comprehensive income	$676	$881	$900
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Millions, Except per Share Data)

	Common Stock		Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at February 2, 2013	360	$4	$2,454	(138)	$(7,243)	$(45)	$10,878	$6,048
Comprehensive income	—	—	—	—	—	11	889	900
Stock options and awards, net of tax	4	—	144	—	(13)	—	—	131
Dividends paid ($1.40 per common share)	—	—	—	—	3	—	(305)	(302)
Treasury stock purchases	—	—	—	(15)	(799)	—	—	(799)
Balance at February 1, 2014	364	4	2,598	(153)	(8,052)	(34)	11,462	5,978
Comprehensive income	—	—	—	—	—	14	867	881
Stock options and awards, net of tax	3	—	145	(1)	(19)	—	—	126
Dividends paid ($1.56 per common share)	—	—	—	—	4	—	(321)	(317)
Treasury stock purchases	—	—	—	(12)	(677)	—	—	(677)
Balance at January 31, 2015	367	4	2,743	(166)	(8,744)	(20)	12,008	5,991
Comprehensive income	—	—	—	—	—	3	673	676
Stock options and awards, net of tax	3	—	201	(1)	(27)	—	—	174
Dividends paid ($1.80 per common share)	—	—	—	—	3	—	(352)	(349)
Treasury stock purchases	—	—	—	(17)	(1,001)	—	—	(1,001)
Balance at January 30, 2016	370	$4	$2,944	(184)	$(9,769)	$(17)	$12,329	$5,491

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)

	2015	2014	2013
Operating activities
Net income	$673	$867	$889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	934	886	889
Share-based compensation	48	48	55
Excess tax benefits from share-based compensation	(10)	(3)	(3)
Deferred income taxes	(38)	49	(4)
Other non-cash expenses, net	24	31	43
Loss on extinguishment of debt	169	—	—
Changes in operating assets and liabilities:
Merchandise inventories	(215)	68	(116)
Other current and long-term assets	43	(30)	(7)
Accounts payable	(260)	146	58
Accrued and other long-term liabilities	53	30	142
Income taxes	53	(68)	(62)
Net cash provided by operating activities	1,474	2,024	1,884
Investing activities
Acquisition of property and equipment	(690)	(682)	(643)
Sales of investments in auction rate securities	—	82	1
Other	9	7	19
Net cash used in investing activities	(681)	(593)	(623)
Financing activities
Treasury stock purchases	(1,001)	(677)	(799)
Shares withheld for taxes on vested restricted shares	(27)	(19)	(13)
Dividends paid	(349)	(317)	(302)
Proceeds from issuance of debt	1,098	—	300
Deferred financing costs	(10)	—	(4)
Reduction of long-term borrowings	(1,085)	—	—
Premium paid on redemption of debt	(163)	—	—
Capital lease and financing obligation payments	(114)	(114)	(115)
Proceeds from stock option exercises	147	123	102
Excess tax benefits from share-based compensation	10	3	3
Proceeds from financing obligations	1	6	1
Net cash used in financing activities	(1,493)	(995)	(827)
Net (decrease) increase in cash and cash equivalents	(700)	436	434
Cash and cash equivalents at beginning of period	1,407	971	537
Cash and cash equivalents at end of period	$707	$1,407	$971
Supplemental information:
Interest paid, net of capitalized interest	$318	$329	$326
Income taxes paid	372	502	561
Non-Cash Investing and Financing Activities
Property and equipment acquired through capital lease and financing obligations	$63	$41	$121
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies
Business
As of January 30, 2016, we operated 1,164 department stores in 49 states and a website (www.Kohls.com) that sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry consistent merchandise with assortment differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
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

Fiscal year	Ended	Number of Weeks
2015	January 30, 2016	52
2014	January 31, 2015	52
2013	February 1, 2014	52
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
Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $92 million at January 30, 2016 and $95 million at January 31, 2015.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) basis using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are currently taken as a reduction of the retail value of inventory. We would record an additional reserve if the future estimated selling price is less than cost.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Property and Equipment
Property and equipment consist of the following:

	Jan 30, 2016	Jan 31, 2015
	(Dollars in Millions)
Land	$1,110	$1,103
Buildings and improvements:
Owned	7,999	7,844
Leased	1,848	1,848
Fixtures and equipment	1,804	2,032
Computer hardware and software	1,590	1,368
Construction in progress	167	210
Total property and equipment, at cost	14,518	14,405
Less accumulated depreciation	(6,210)	(5,890)
Property and equipment, net	$8,308	$8,515
Construction in progress includes buildings, building improvements, and computer hardware and software which is not ready for its intended use.
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

Long-Lived Assets
All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. No material impairments were recorded in 2015, 2014, or 2013 as a result of the tests performed.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Accrued Liabilities
Accrued liabilities consist of the following:

	Jan 30, 2016	Jan 31, 2015
	(Dollars in Millions)
Gift cards and merchandise return cards	$323	$307
Payroll and related fringe benefits	117	135
Sales, property and use taxes	184	185
Credit card liabilities	88	106
Marketing	77	63
Accrued capital	64	73
Shipping and other distribution costs	79	27
Other	274	264
Accrued liabilities	$1,206	$1,160
Self-Insurance
We use a combination of insurance and self-insurance for a number of risks. Liabilities associated with workers’ compensation, general liability, and employee-related health care benefits losses include estimates of both reported losses and losses incurred but not yet reported. We use a third-party actuary, which considers historical claims experience, demographic factors, severity factors and other actuarial assumptions, to estimate the liabilities associated with these risks. Total estimated liabilities for workers’ compensation, general liability and employee-related health benefits were approximately $58 million at January 30, 2016 and $53 million at January 31, 2015. Although these amounts are actuarially determined based on analysis of historical trends, the amounts that we will ultimately disburse could differ from these estimates.
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
Accumulated Other Comprehensive Loss and Other Comprehensive Income
Accumulated other comprehensive loss consists of the following:

	Loss on Interest Rate Derivatives	Unrealized Losses on Investments	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance at February 1, 2014	$(23)	$(11)	$(34)
Other comprehensive income	3	11	14
Balance at January 31, 2015	(20)	—	(20)
Other comprehensive income	3	—	3
Balance at January 30, 2016	$(17)	$—	$(17)

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

The tax effects of each component of other comprehensive income are as follows:

	2015	2014	2013
	(Dollars in Millions)
Interest rate derivatives:
Before-tax amounts	$5	$5	$5
Tax expense	(2)	(2)	(2)
After-tax amounts	3	3	3
Unrealized gains on investments:
Before-tax amounts	—	18	12
Tax expense	—	(7)	(4)
After-tax amounts	—	11	8
Other comprehensive income	$3	$14	$11

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

•   Shipping and handling expenses of omni-channel sales

•   Terms cash discount

•      Compensation and benefit costs including:
•      Stores
•      Corporate headquarters, including buying and merchandising
•      Distribution centers

•      Occupancy and operating costs of our retail, distribution and corporate facilities

•      Net revenues from the Kohl’s credit card program

•      Freight expenses associated with moving merchandise from our distribution centers to our retail stores and between distribution and retail facilities

•      Marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs

•      Other administrative revenues and expenses

The classification of these expenses varies across the retail industry.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Vendor Allowances
We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates and promotion and marketing support. The vendor consideration is recorded as earned either as a reduction of inventory costs or Selling, General and Administrative (“SG&A”) expenses based on the application of Accounting Standards Codification (“ASC”) No. 605, Subtopic 50, “Customer Payments and Incentives.” Promotional and marketing allowances are intended to offset our marketing costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.

Loyalty Program
We maintain a customer loyalty program in which customers earn points based on their spending and other promotional activities. Upon accumulating certain point levels, customers receive rewards to apply to future purchases. We accrue the cost of anticipated redemptions related to the program when the points are earned at the initial purchase. The costs of the program are recorded in cost of merchandise sold.

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
We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost over runs or non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis pursuant to ASC No. 840, “Leases,” to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental payments and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items generally are considered “continuing involvement” which precludes us from derecognizing the assets from our Balance Sheet when construction is complete. In conjunction with these leases, we also record financing obligations equal to the cash proceeds or fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
All other leases are considered operating leases in accordance with ASC No. 840. Assets subject to an operating lease and the related lease payments are not recorded on our balance sheet. Rent expense is recognized on a straight-line basis over the expected lease term.
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

Marketing
Marketing costs, which include primarily digital, direct mail, newspaper inserts, television, and radio broadcast, are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, were as follows:

	2015	2014	2013
	(Dollars in Millions)
Gross marketing costs	$1,171	$1,189	$1,185
Vendor allowances	(160)	(165)	(172)
Net marketing costs	$1,011	$1,024	$1,013
Net marketing costs as a percent of net sales	5.3%	5.4%	5.3%
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
Net Income Per Share
Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed for stock options, nonvested stock and performance share units.
The information required to compute basic and diluted net income per share is as follows:

	2015	2014	2013
	(Dollars in Millions, Except per Share Data)
Numerator—net income	$673	$867	$889
Denominator—weighted average shares
Basic	193	203	218
Impact of dilutive employee stock options (a)	2	1	2
Diluted	195	204	220
Net income per share:
Basic	$3.48	$4.28	$4.08
Diluted	$3.46	$4.24	$4.05
(a) Excludes 1 million share-based awards for 2015, 3 million share-based awards for 2014 and 10 million share-based awards for 2013 as the impact of such awards was antidilutive.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)

Share-Based Awards
Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in ASC No. 605, Revenue Recognition. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which defers the effective date of ASU 2014-09 for all entities by one year. The original ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective in the first quarter of 2018. It will change the way we account for sales returns, our loyalty program and certain promotional programs. Based on current estimates, we do not expect this ASU to have a material impact on our financial statements and, therefore, we expect to use the modified retrospective method to adopt the standard.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)".  The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact this new standard will have on our financial statements.

During 2015, we adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)" which requires us to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. We also adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)" which requires us to present deferred tax liabilities and assets as noncurrent in our balance sheet and corrected the presentation of certain other tax assets and liabilities.

A summary of reclassifications is as follows:

	Prior Classification	Current Classification	2015	2014
			(Dollars in Millions)
Debt issuance costs	Other current and long-term assets	Long-term debt	$18	$13
Deferred taxes	Current deferred tax asset	Long-term deferred tax liability	$97	$84
Deferred taxes	Current deferred tax asset	Other long-term assets	$27	$32
Deferred taxes	Other long-term liabilities	Long-term deferred tax liability	$30	$15

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt consists of the following unsecured senior debt:

	January 30, 2016			Outstanding January 31, 2015
Maturity	Effective Rate	Coupon Rate	Outstanding
			(Dollars in Millions)
2021	4.81%	4.00%	$650	$650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	300	300
2025	4.25%	4.25%	650	—
2029	7.36%	7.25%	99	200
2033	6.05%	6.00%	166	300
2037	6.89%	6.88%	150	350
2045	5.57%	5.55%	450	—
2017	n/a	n/a	—	650
	4.88%		2,815	2,800
Unamortized debt discount			(5)	(7)
Deferred financing costs			(18)	(13)
Long-term debt			$2,792	$2,780
Based on quoted market prices (Level 1 per ASC No. 820, "Fair Value Measurements and Disclosures"), the estimated fair value of our long-term debt was $2.8 billion at January 30, 2016 and $3.1 billion at January 31, 2015.

During 2015, we completed a cash tender offer and redemption for $1,085 million of senior unsecured debt. We recognized a $169 million loss on extinguishment of debt which included a $163 million bond tender premium paid to holders of the debt and a $6 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.

In July 2015, we issued $650 million of 4.25% notes due in July 2025 and $450 million of 5.55% notes due in July 2045. Both notes include semi-annual, interest-only payments which began January 17, 2016. Proceeds of the issuances and cash on hand were used to pay the principal, premium and accrued interest of the debt which was settled in July and August 2015.

In July 2015, we entered into an Amended and Restated Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in June 2020. Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness. As of January 30, 2016 and January 31, 2015, there were no outstanding balances on the revolving credit facility. We borrowed $400 million during the third quarter of 2015 with an effective interest rate of 1.27% and repaid the entire balance in the fourth quarter.
Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of January 30, 2016, we were in compliance with all covenants of the various debt agreements.
We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $35 million at January 30, 2016, issued under uncommitted lines with two banks.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Lease Commitments

Rent expense charged to operations was $279 million for 2015, $277 million for 2014, and $270 million for 2013. In addition to rent payments, we are often required to pay real estate taxes, insurance and maintenance costs on leased properties. These items are not included in the future minimum lease payments listed below. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.

Future minimum lease payments at January 30, 2016 were as follows:

	Capital Lease and Financing Obligations	Operating Leases
	(Dollars in Millions)
Fiscal year:
2016	$293	$244
2017	286	245
2018	267	246
2019	249	244
2020	235	240
Thereafter	2,639	4,408
	3,969	$5,627
Non-cash gain on future sale of property	456
Amount representing interest	(2,509)
Present value of lease payments	$1,916

4. Benefit Plans
We have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 100% of their base compensation, subject to certain statutory limits. We match 100% of the first 5% of each participant’s contribution, subject to certain statutory limits.
We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 100% of salary and/or bonus. Deferrals and credited investment returns are 100% vested.

The total costs for these benefit plans were $49 million for 2015, $43 million for 2014, and $49 million for 2013.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes
Deferred income taxes consist of the following:

	Jan 30, 2016	Jan 31, 2015
	(Dollars in Millions)
Deferred tax liabilities:
Property and equipment	$1,319	$1,385
Deferred tax assets:
Merchandise inventories	24	24
Accrued and other liabilities, including stock-based compensation	151	168
Capital lease and financing obligations	752	773
Accrued step rent liability	106	100
Unrealized loss on interest rate swap	11	13
Federal benefit on state tax reserves	45	41
	1,089	1,119
Net deferred tax liability	$230	$266
Deferred tax assets included in other long-term assets totaled $27 million as of January 30, 2016 and $32 million as of January 31, 2015.

The components of the provision for income taxes were as follows:

	2015	2014	2013
	(Dollars in Millions)
Current federal	$397	$400	$473
Current state	34	36	45
Deferred federal	(35)	48	6
Deferred state	(12)	(2)	(9)
	$384	$482	$515

The provision for income taxes differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2015	2014	2013
Provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	1.3	2.2
Tax-exempt interest income	—	—	(0.2)
Other federal tax credits	(0.8)	(0.6)	(0.3)
Provision for income taxes	36.3%	35.7%	36.7%
We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2009 through 2015 tax years. State returns subject to examination vary depending upon the state. Generally, the 2012 through 2015 tax years are subject to state examination. The earliest open period is 2004. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes (continued)
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	2015	2014
	(Dollars in Millions)
Balance at beginning of year	$123	$125
Increases due to:
Tax positions taken in prior years	16	—
Tax positions taken in current year	19	21
Decreases due to:
Tax positions taken in prior years	(6)	(16)
Settlements with taxing authorities	(10)	(2)
Lapse of applicable statute of limitations	(3)	(5)
Balance at end of year	$139	$123
Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $23 million at both January 30, 2016 and January 31, 2015. We had no interest and penalty expense for 2015, $2 million for 2014, and $3 million for 2013.
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $101 million as of January 30, 2016 and $89 million as of January 31, 2015. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.
We have both payables and receivables for current income taxes recorded on our balance sheet. Receivables included in other current assets totaled $26 million as of January 30, 2016 and $25 million as of January 31, 2015.

6. Stock-Based Compensation
We currently grant share-based compensation pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units and options to purchase shares of our common stock, to officers, key employees and directors. As of January 30, 2016, there were 18.5 million shares authorized and 11.2 million shares available for grant under the 2010 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.
Annual grants are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year. We also have outstanding options which were granted under previous compensation plans.
Stock options
The majority of stock options granted to employees typically vest in five equal annual installments. Outstanding options granted to employees after 2005 have a term of seven years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Outstanding options granted to directors have a term of 10 years.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock-Based Compensation (continued)
All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award was estimated using a Black-Scholes option valuation model. The weighted average fair value of options granted in 2014 was $12.23 and in 2013 was $10.68.
The following table summarizes our stock option activity:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Shares in Thousands)
Balance at beginning of year	6,211	$52.95	11,375	$56.05	15,212	$53.96
Granted	—	—	186	54.69	575	47.86
Exercised	(2,815)	52.79	(2,647)	46.87	(2,494)	41.02
Forfeited/expired	(320)	57.36	(2,703)	72.21	(1,918)	56.59
Balance at end of year	3,076	$52.65	6,211	$52.95	11,375	$56.05
The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $52 million in 2015 and $30 million in both 2014 and 2013.
Additional information related to stock options outstanding and exercisable at January 30, 2016, segregated by exercise price range, is summarized below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(Shares in Thousands)
$ 36.13 – $ 46.00	272	1.7	$42.75	219	1.2	$42.30
$ 46.01 – $ 49.00	759	3.4	47.76	385	3.6	47.84
$ 49.01 – $ 51.00	439	2.6	50.07	339	2.3	50.08
$ 51.01 – $ 55.00	749	2.8	52.73	447	2.3	52.87
$ 55.01 – $ 65.00	525	2.0	57.32	454	1.6	57.46
$ 65.01 – $ 77.62	332	1.0	67.75	332	1.0	67.75
	3,076	2.5	$52.65	2,176	2.1	$53.71
Intrinsic value (in thousands)	$3,450			$2,393
The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on January 30, 2016 ($49.75) over the exercise price multiplied by the applicable number of stock options.
Nonvested stock awards
We have also awarded shares of nonvested common stock to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Employee awards generally vest over five years. Director awards vest over the term to which the director was elected, generally one year. In lieu of cash dividends, nonvested stock awards are granted restricted stock equivalents which vest consistently with the underlying nonvested stock awards.
The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock-Based Compensation (continued)

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(Shares in Thousands)
Balance at beginning of year	2,431	$52.29	2,653	$50.56	2,323	$50.47
Granted	955	65.02	910	56.13	1,189	49.22
Vested	(957)	52.61	(818)	50.69	(706)	48.00
Forfeited	(218)	55.16	(314)	51.47	(153)	50.48
Balance at end of year	2,211	$57.37	2,431	$52.29	2,653	$50.56

The aggregate fair value of awards at the time of vesting was $50 million in 2015, $41 million in 2014 and $34 million in 2013.

Performance share units

Kohl's grants performance-based restricted stock units ("performance share units") to certain executives. The performance measurement period for these performance share units is three fiscal years. The fair market value of the grants are determined using a Monte-Carlo valuation on the date of grant.
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

The following table summarizes performance share unit activity by year of grant:

	2015	2014	2013
Units outstanding (at Target)	160,000	14,000	170,000
Weighted average Monte-Carlo valuation at grant date	$78.82	$62.39	$57.37
Performance period	2015-2017	2014-2016	2014-2016
Other required disclosures
Stock-based compensation expense is included in Selling, General and Administrative expense in our Consolidated Statements of Income. Such expense totaled $48 million for both 2015 and 2014 and $55 million for 2013. At January 30, 2016, we had approximately $93 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2 years.

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

8. Quarterly Financial Information (Unaudited)

	2015
	First	Second	Third	Fourth
	(Dollars in Millions, Except per Share Data)
Net sales	$4,123	$4,267	$4,427	$6,387
Gross margin	$1,523	$1,662	$1,643	$2,112
Selling, general and administrative expenses	$1,016	$1,005	$1,099	$1,332
Loss on extinguishment of debt	$—	$131	$38	$—
Net income	$127	$130	$120	$296
Basic shares	200	196	191	187
Basic net income per share	$0.64	$0.66	$0.63	$1.58
Diluted shares	202	197	192	187
Diluted net income per share	$0.63	$0.66	$0.63	$1.58

	2014
	First	Second	Third	Fourth
	(Dollars in Millions, Except per Share Data)
Net sales	$4,070	$4,242	$4,374	$6,337
Gross margin	$1,496	$1,654	$1,628	$2,147
Selling, general and administrative	$1,000	$981	$1,097	$1,272
Net income	$125	$232	$142	$369
Basic shares	206	204	202	199
Basic net income per share	$0.60	$1.14	$0.70	$1.85
Diluted shares	208	205	203	201
Diluted net income per share	$0.60	$1.13	$0.70	$1.83
Due to changes in stock prices during the year and timing of share repurchases and issuances, the sum of quarterly net income per share may not equal the annual net income per share.

9. Subsequent Events

On February 25, 2016, we announced plans to close 18 underperforming stores in fiscal 2016. We announced the specific locations in March 2016. We currently expect to incur $150 to $170 million in charges as a result of these planned closures and the organizational realignment at our corporate offices which were announced in February 2016. We estimate that approximately $55-$65 million of the charges will be recorded in the first quarter of 2016, with the remainder recorded in the second quarter of 2016.