Form 10-Q
period 2016-04-30
KOHLS Corp
filed 2016-06-03
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 28, 2016 Common Stock, Par Value $0.01 per Share, 183,709,242 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	April 30, 2016	January 30, 2016	May 2, 2015
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$423	$707	$1,195
Merchandise inventories	4,084	4,038	4,165
Other	348	331	338
Total current assets	4,855	5,076	5,698
Property and equipment, net	8,230	8,308	8,518
Other assets	219	222	237
Total assets	$13,304	$13,606	$14,453

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,346	$1,251	$1,645
Accrued liabilities	1,126	1,206	1,140
Income taxes payable	48	130	87
Current portion of capital lease and financing obligations	127	127	113
Total current liabilities	2,647	2,714	2,985
Long-term debt	2,793	2,792	2,780
Capital lease and financing obligations	1,770	1,789	1,840
Deferred income taxes	239	257	275
Other long-term liabilities	558	563	556
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,961	2,944	2,897
Treasury stock, at cost	(9,906)	(9,769)	(8,909)
Accumulated other comprehensive loss	(16)	(17)	(19)
Retained earnings	12,254	12,329	12,044
Total shareholders’ equity	5,297	5,491	6,017
Total liabilities and shareholders’ equity	$13,304	$13,606	$14,453
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Millions, Except per Share Data)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net sales	$3,972	$4,123
Cost of merchandise sold	2,560	2,600
Gross margin	1,412	1,523
Operating expenses:
Selling, general and administrative	1,008	1,016
Depreciation and amortization	234	227
Impairments, store closing and other costs	64	—
Operating income	106	280
Interest expense, net	79	84
Income before income taxes	27	196
Provision for income taxes	10	69
Net income	$17	$127

Net income per share:
Basic	$0.09	$0.64
Diluted	$0.09	$0.63

Dividends declared and paid per share	$0.50	$0.45
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and Shares in Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 30, 2016	370	$4	$2,944	(184)	$(9,769)	$(17)	$12,329	$5,491
Comprehensive income	—	—	—	—	—	1	17	18
Stock options and awards, net of tax	2	—	17	—	(12)	—	—	5
Dividends paid ($0.50 per common share)	—	—	—	—	1	—	(92)	(91)
Treasury stock purchases	—	—	—	(3)	(126)	—	—	(126)
Balance at April 30, 2016	372	$4	$2,961	(187)	$(9,906)	$(16)	$12,254	$5,297
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Three Months Ended
	April 30, 2016	May 2, 2015
Operating activities
Net income	$17	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234	227
Share-based compensation	12	14
Excess tax benefits from share-based compensation	—	(9)
Deferred income taxes	(18)	(23)
Other non-cash revenues and expenses	7	10
Impairments, store closing and other costs	64	—
Changes in operating assets and liabilities:
Merchandise inventories	(44)	(349)
Other current and long-term assets	(15)	28
Accounts payable	95	134
Accrued and other long-term liabilities	(125)	(69)
Income taxes	(87)	12
Net cash provided by operating activities	140	102
Investing activities
Acquisition of property and equipment	(177)	(176)
Other	3	1
Net cash used in investing activities	(174)	(175)
Financing activities
Treasury stock purchases	(126)	(147)
Shares withheld for taxes on vested restricted shares	(12)	(18)
Dividends paid	(91)	(90)
Capital lease and financing obligation payments	(31)	(27)
Proceeds from stock option exercises	6	134
Excess tax benefits from share-based compensation	—	9
Proceeds from financing obligations	4	—
Net cash used in financing activities	(250)	(139)
Net decrease in cash and cash equivalents	(284)	(212)
Cash and cash equivalents at beginning of period	707	1,407
Cash and cash equivalents at end of period	$423	$1,195
Supplemental information
Interest paid, net of capitalized interest	$50	$63
Income taxes paid	126	84
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$9	$10
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission on March 18, 2016.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
We operate as a single business unit.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") No. 605, "Revenue Recognition". In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which defers the effective date of ASU 2014-09 for all entities by one year. The original ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective in the first quarter of 2018. It will change the way we account for sales returns, our loyalty program and certain promotional programs. Based on current estimates, we do not expect this ASU to have a material impact on our financial statements and, therefore, we expect to use the modified retrospective method to adopt the standard.

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

During 2015, we adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)" which requires us to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. We also adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)" which requires us to present deferred tax liabilities and assets as non-current in our balance sheet and corrected the presentation of certain other tax assets and liabilities.

The following table summarizes changes to our May 2, 2015 balance sheet:

(Dollars in Millions)	Prior Classification	Current Classification
Debt issuance costs	Other current and long-term assets	Long-term debt	$13
Deferred taxes	Current deferred tax asset	Long-term deferred tax liability	129
Deferred taxes	Long-term deferred tax liability	Other long-term assets	32
Deferred taxes	Other long-term liabilities	Long-term deferred tax liability	14

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt consists of the following unsecured senior debt:

	April 30, 2016			Outstanding
Maturity	Effective Rate	Coupon Rate	Outstanding	January 30, 2016	May 2, 2015
			(Dollars in Millions)
2021	4.81%	4.00%	$650	$650	$650
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	300	300	300
2025	4.25%	4.25%	650	650	—
2029	7.36%	7.25%	99	99	200
2033	6.05%	6.00%	166	166	300
2037	6.89%	6.88%	150	150	350
2045	5.57%	5.55%	450	450	—
2017	—	—	—	—	650
	4.88%		2,815	2,815	2,800
Unamortized debt discount			(5)	(5)	(7)
Deferred financing costs			(17)	(18)	(13)
Long-term debt			$2,793	$2,792	$2,780

ASC No. 820, "Fair Value Measurements and Disclosures", requires fair value measurements be classified in various pricing categories. Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.8 billion at both April 30, 2016 and January 30, 2016 and $3.1 billion at May 2, 2015.

3. Stock-Based Compensation
The following table summarizes our stock-based compensation activity for the three months ended April 30, 2016:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of period	3,076	$52.65	2,211	$57.37	347	$67.53
Granted	—	—	1,132	46.97	4	67.47
Exercised/vested	(145)	41.82	(646)	56.61	—	—
Forfeited/expired	(127)	58.47	(113)	55.95	(32)	67.98
Balance at end of period	2,804	$52.94	2,584	$53.06	319	$67.49

4. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended
(Dollar and Shares in Millions)	April 30, 2016	May 2, 2015
Numerator—Net income	$17	$127
Denominator—Weighted average shares:
Basic	183	200
Impact of dilutive stock-based awards	1	2
Diluted	184	202
Antidilutive shares	4	—

6. Impairments, Store Closing and Other Costs

On February 25, 2016, we announced plans to close 18 underperforming stores in fiscal 2016. The specific locations were announced in March 2016. We intend to close all but one of the stores in June 2016. Employees impacted by the closures were offered the opportunity to work at nearby Kohl’s locations or a severance package.

During the quarter ended April 30, 2016, we incurred the following costs related to the store closures and the organizational realignment at our corporate office:

(Dollars in Millions)
Impairment of stores and other store assets	$53
Severance and other	11
Total	$64

We expect to incur an additional $105 - $110 million in related charges in the second quarter of 2016. This is slightly higher than our prior estimate as more employees than expected chose severance packages over relocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "the quarter" and "the first quarter" are for the 13-week fiscal periods ended April 30, 2016 and May 2, 2015. References to "2016" are for the quarter ended April 30, 2016. References to "2015" are for the quarter ended May 2, 2015.
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2015 Annual Report on Form 10-K (our "2015 Form 10-K"). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2015 Form 10-K (particularly in "Risk Factors").

Executive Summary

As of April 30, 2016, we operated 1,167 family-focused, value-oriented department stores and a website (www.Kohls.com) that sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our stores generally carry a consistent merchandise assortment with some differences attributable to regional preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
In the first quarter of 2016, we opened three new stores, including our first two 35,000 square foot stores. We also opened two additional clearance centers, which are operated as Off-Aisle stores. We opened 12 FILA outlet stores in May and plan to open six additional smaller format stores in the Fall.

Sales were $4.0 billion for the quarter, 3.7% lower than the first quarter of last year. On a comparable store basis, sales were 3.9% lower. The decreases were primarily driven by fewer transactions in our stores.

Inventory, gross margin and expenses were well-managed in a challenging sales environment.

•	Inventory per store decreased 2%, which was consistent with our expectations.

•	Gross margin as a percentage of sales decreased 139 bp to 35.5%. The decrease was consistent with our expectations as we reduced selling prices to clear excess inventory.

•	Selling, general and administrative expenses (“SG&A”) decreased $8 million, or 1%, as every area of our business was able to reduce its planned expenses in response to the decrease in sales.
During the quarter, we recorded $64 million in expenses, $41 million net of tax, associated with our corporate restructuring and 18 stores that will close later this year. We expect to record an additional $105 - $110 million in related costs in the second quarter of 2016.

Net income for the quarter was $17 million, or $0.09 per diluted share.  Excluding the store closure and corporate restructuring charges, net income was $58 million, or $0.31 per diluted share, approximately 50% lower than the first quarter of last year.

See "Results of Operations" and "Financial Condition and Liquidity" for additional details about our financial results.
Results of Operations

Net sales.

Net sales decreased $151 million, or 3.7%, to $4.0 billion for the first quarter of 2016. Comparable sales decreased 3.9% for the quarter. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include omni-channel sales in our comparable sales. Adjustments for omni-channel sales that have been shipped, but not yet been received by the customer are included in net sales, but are not included in our comparable sales.

Drivers of the changes in comparable sales during the first quarter were as follows:

Change in Comparable Sales
Selling price per unit	(1.0)%
Units per transaction	1.9
Average transaction value	0.9
Number of transactions	(4.8)
Comparable sales	(3.9)%

The decrease in selling price per unit was primarily due to clearance sales during the first quarter. The changes in units per transaction reflect customer reaction to the price changes. Generally, customers purchase more items as prices decrease and fewer items as prices increase. Transactions reflect fewer store transactions, partially offset by an increase in on-line transactions.

From a regional perspective, including on-line originated sales, the Northeast, Mid-Atlantic and Southeast outperformed the Company average for the quarter. The Midwest was consistent with the Company. The South Central and West underperformed the Company average.
By line of business, Men's and Women's outperformed the Company average for the quarter. Children's was consistent with the Company. Accessories, Footwear, and Home underperformed the Company average for the quarter.
Gross margin.

	2016	2015	(Decrease)
(Dollars in Millions)			$	%
Gross margin	$1,412	$1,523	$(111)	(7)%
As a percent of net sales	35.5%	36.9%		(1.39)%

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

Gross margin as a percentage of sales decreased 139 basis points for the quarter primarily due to clearance markdowns taken to clear excess inventory.

Selling, general and administrative expenses.

	2016	2015	Increase/(Decrease)
(Dollars in Millions)			$	%
Selling, general and administrative expenses	$1,008	$1,016	$(8)	(1)%
As a percent of net sales	25.4%	24.6%		0.75%
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

The following table summarizes the changes in SG&A by expense type for the quarter:

(Dollars In Millions)
Marketing costs, excluding credit card operations	$23
Distribution costs	(2)
Increase in net revenues from credit card operations	(8)
Store expenses	(9)
Corporate expenses	(12)
Total decrease	$(8)

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by 75 basis points for the quarter.

Marketing costs increased due to our Academy Awards sponsorship and higher digital spending. The increase in net revenues from credit card operations is the result of higher finance charge revenues and late fees due to growth in the portfolio, as well as lower marketing costs for our credit card. The decrease in store expenses is due to decreases in our variable store operating expenses, partially offset by higher store payroll due to on-going wage pressure and omni-channel support of ship-from-store and buy on-line, pick-up in store operations. The decrease in corporate expenses reflect lower incentive compensation and corporate store support, partially offset by increased Information Technology ("IT") spending to support our omni-channel strategy.

Other Expenses.

	2016	2015	Increase/ (Decrease)
(Dollars in Millions)			$	%
Depreciation and amortization	$234	$227	$7	3%
Interest expense, net	79	84	(5)	(6)%
Impairments, store closing and other costs	64	—	64	100%
Provision for income taxes	10	69	(59)	(86)%
Effective tax rate	37.6%	35.3%
Depreciation and amortization increased as a result of higher IT amortization. Interest expense decreased due to the debt refinancing completed in the second quarter of 2015.
During the first quarter of 2016, we recorded $53 million in store impairment charges and $11 million of severance and other costs related to the previously announced store closures and corporate re-alignment.
The provision for income taxes decreased due to lower pretax income in the first quarter of 2016, partially offset by a higher effective tax rate. The change in the effective tax rate was primarily due to favorable state audit settlements during 2015.
Excluding impairments, store closing and other costs, our net income and diluted earnings per share were as follows:

	2016	2015	Decrease
(Dollars in Millions)			$	%
Net income	$58	$127	$(69)	(55)%
Diluted earnings per share	$0.31	$0.63	$(0.32)	(50)%

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

Liquidity and Capital Resources

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
(Dollars in Millions)	2016	2015	$	%
Net cash provided by (used in):
Operating activities	$140	$102	$38	37%
Investing activities	(174)	(175)	1	1%
Financing activities	(250)	(139)	(111)	(80)%
Operating Activities. Operating activities generated $140 million of cash in the first quarter of 2016, compared to $102 million in the first quarter of 2015. The increase reflects lower inventory levels, partially offset by decreases in net income and the timing of tax payments.
Merchandise inventories decreased $81 million from May 2, 2015 to $4.1 billion at April 30, 2016. Inventory per store decreased 2% from the first quarter of 2015, as increases in national brands were more than offset by decreases in both private and exclusive brands. Accounts payable as a percent of inventory was 32.9% at April 30, 2016, compared to 39.5% at May 2, 2015. The decrease is primarily due to lower merchandise receipts in March and April 2016. Receipts in 2015 were also impacted by conservative planning after the port disruptions in fall 2014 and spring 2015, increasing last year's accounts payable due to early receipts.
Investing Activities. Investing activities used cash of $174 million in the first quarter of 2016 and $175 million in the first quarter of 2015. Capital expenditures were $177 million in the first quarter of 2016, consistent with the the first quarter of 2015, as higher IT and base capital spending in 2016 were offset by lower beauty remodel and corporate campus spending.
Financing Activities. Financing activities used cash of $250 million in the first quarter of 2016 and $139 million in the first quarter of 2015.
We paid cash for treasury stock purchases of $126 million in the first quarter of 2016 and $147 million in the first quarter of 2015. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.

We received proceeds from stock option exercises of $6 million in the first quarter of 2016 and $134 million in the first quarter of 2015. The decrease is due to high stock prices in the first quarter of 2015, which led to a large number of exercised options.
We paid cash dividends of $91 million ($0.50 per share) in the first quarter of 2016 and $90 million ($0.45 per share) in the first quarter of 2015. On May 23, 2016, our board of directors declared a quarterly cash dividend of $0.50 per common share. The dividend is payable on June 22, 2016 to shareholders of record at the close of business on June 8, 2016.
As of April 30, 2016, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB	BBB

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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2016	2015	Increase/(Decrease) in Free Cash Flow
Net cash provided by operating activities	$140	$102	$38
Acquisition of property and equipment	(177)	(176)	(1)
Capital lease and financing obligation payments	(31)	(27)	(4)
Proceeds from financing obligations	4	—	4
Free cash flow	$(64)	$(101)	$37

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	April 30, 2016	May 2, 2015
Working capital	$2,208	$2,713
Current ratio	1.83	1.91
Debt/capitalization	47.0%	44.0%

The decreases in working capital and the current ratio are primarily due to lower cash balances, partially offset by a decrease in accounts payable. The debt/capitalization ratio increased primarily due to lower shareholders' equity, which was primarily due to share repurchases.

Debt Covenant Compliance. As of April 30, 2016, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2016.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,712
Permitted exclusions	(5)
Subtotal	4,707
Rent x 8	2,224
Included Indebtedness	$6,931

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$563
Loss on extinguishment of debt	169
Impairments, store closing and other costs	64
Rent expense	278
Depreciation and amortization	941
Net interest	322
Provision for income taxes	325
EBITDAR	2,662
Stock based compensation	48
Other non-cash revenues and expenses	6
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,716

Debt Ratio (a)	2.55
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2015 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of April 30, 2016. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2015 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2015 Form 10-K.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no significant changes in the risk factors described in our 2015 Form 10-K.
Forward-looking Statements
This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should," “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements may include comments about our future sales or financial performance and our plans, performance, and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Item 1A of our 2015 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended April 30, 2016, which were not registered under the Securities Act.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended April 30, 2016:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31 – February 27, 2016	1,584,657	$43.94	1,575,855	$574
February 28 – April 2, 2016	783,256	46.95	541,157	548
April 3 – April 30, 2016	721,510	44.36	702,757	517
Total	3,089,423	$44.80	2,819,769	$517

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Chief Executive Officer Restricted Stock Agreement pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	June 3, 2016	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)