Form 10-Q
period 2016-07-30
KOHLS Corp
filed 2016-09-02
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 27, 2016 Common Stock, Par Value $0.01 per Share, 179,593,056 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	July 30, 2016	January 30, 2016	August 1, 2015
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$700	$707	$934
Merchandise inventories	3,928	4,038	4,252
Other	327	331	310
Total current assets	4,955	5,076	5,496
Property and equipment, net	8,192	8,308	8,528
Other assets	213	222	232
Total assets	$13,360	$13,606	$14,256

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,375	$1,251	$1,566
Accrued liabilities	1,146	1,206	1,125
Income taxes payable	155	130	53
Current portion of long-term debt	—	—	317
Current portion of capital lease and financing obligations	127	127	117
Total current liabilities	2,803	2,714	3,178
Long-term debt	2,793	2,792	2,791
Capital lease and financing obligations	1,709	1,789	1,821
Deferred income taxes	184	257	235
Other long-term liabilities	656	563	554
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,973	2,944	2,914
Treasury stock, at cost	(10,047)	(9,769)	(9,308)
Accumulated other comprehensive loss	(16)	(17)	(18)
Retained earnings	12,301	12,329	12,085
Total shareholders’ equity	5,215	5,491	5,677
Total liabilities and shareholders’ equity	$13,360	$13,606	$14,256
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Millions, Except per Share Data)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$4,182	$4,267	$8,154	$8,390
Cost of merchandise sold	2,532	2,605	5,092	5,206
Gross margin	1,650	1,662	3,062	3,184
Operating expenses:
Selling, general and administrative	986	1,005	1,994	2,021
Depreciation and amortization	234	233	468	459
Impairments, store closing and other costs	128	—	192	—
Operating income	302	424	408	704
Interest expense, net	78	84	157	168
Loss on extinguishment of debt	—	131	—	131
Income before income taxes	224	209	251	405
Provision for income taxes	84	79	94	148
Net income	$140	$130	$157	$257

Net income per share:
Basic	$0.77	$0.66	$0.86	$1.30
Diluted	$0.77	$0.66	$0.86	$1.29

Dividends declared and paid per share	$0.50	$0.45	$1.00	$0.90
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and Shares in Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 30, 2016	370	$4	$2,944	(184)	$(9,769)	$(17)	$12,329	$5,491
Comprehensive income	—	—	—	—	—	1	157	158
Stock options and awards, net of tax	1	—	29	—	(14)	—	—	15
Dividends paid ($1.00 per common share)	—	—	—	—	3	—	(185)	(182)
Treasury stock purchases	—	—	—	(7)	(267)	—	—	(267)
Balance at July 30, 2016	371	$4	$2,973	(191)	$(10,047)	$(16)	$12,301	$5,215
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Six Months Ended
	July 30, 2016	August 1, 2015
Operating activities
Net income	$157	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	459
Share-based compensation	22	24
Excess tax benefits from share-based compensation	—	(10)
Deferred income taxes	(74)	(65)
Loss on extinguishment of debt	—	131
Impairments, store closing and other costs	57	—
Other non-cash revenues and expenses	14	17
Changes in operating assets and liabilities:
Merchandise inventories	114	(433)
Other current and long-term assets	8	60
Accounts payable	124	55
Accrued and other long-term liabilities	(69)	(121)
Income taxes	25	(21)
Net cash provided by operating activities	846	353
Investing activities
Acquisition of property and equipment	(340)	(377)
Other	3	3
Net cash used in investing activities	(337)	(374)
Financing activities
Treasury stock purchases	(267)	(543)
Shares withheld for taxes on vested restricted shares	(14)	(23)
Dividends paid	(182)	(178)
Proceeds from issuance of debt	—	1,089
Reduction of long-term borrowings	—	(767)
Premium paid on redemption of debt	—	(126)
Capital lease and financing obligation payments	(63)	(54)
Proceeds from stock option exercises	6	140
Excess tax benefits from share-based compensation	—	10
Proceeds from financing obligations	4	—
Net cash used in financing activities	(516)	(452)
Net decrease in cash and cash equivalents	(7)	(473)
Cash and cash equivalents at beginning of period	707	1,407
Cash and cash equivalents at end of period	$700	$934
Supplemental information
Interest paid, net of capitalized interest	$102	$167
Income taxes paid	153	242
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$24	$21
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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)". This ASU modifies several aspects of accounting and reporting for share-based payment transactions. Under the new rules, excess income tax benefits and tax deficiencies related to share-based payments will be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet. We are currently evaluating the potential impact that this provision, which is to be applied prospectively, will have on our financial statements. ASU 2016-09 also permits changes to an employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures. We do not expect these provisions will have a material impact on our financial statements. We will be required to adopt this new standard in the first quarter of 2017.

In 2015, we adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)" which requires us to present deferred tax liabilities and assets as non-current in our balance sheet and corrected the presentation of certain other tax assets and liabilities. The following table summarizes changes to our August 1, 2015 balance sheet:

(Dollars in Millions)	Prior Classification	Current Classification
Deferred taxes	Current deferred tax asset	Long-term deferred tax liability	$130
Deferred taxes	Long-term deferred tax liability	Other long-term assets	31
Deferred taxes	Other long-term liabilities	Long-term deferred tax liability	16

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt consists of the following unsecured senior debt:

	July 30, 2016			Outstanding
Maturity	Effective Rate	Coupon Rate	Outstanding	January 30, 2016	August 1, 2015
			(Dollars in Millions)
2021	4.81%	4.00%	$650	$650	$650
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	300	300	300
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	99	99	99
2033	6.05%	6.00%	166	166	166
2037	6.89%	6.88%	150	150	150
2045	5.57%	5.55%	450	450	450
2017	—	—	—	—	318
	4.88%		2,815	2,815	3,133
Unamortized debt discount			(5)	(5)	(5)
Deferred financing costs			(17)	(18)	(19)
Current potion of long-term debt			—	—	(318)
Long-term debt			$2,793	$2,792	$2,791

ASC No. 820, "Fair Value Measurements and Disclosures", requires fair value measurements be classified in various pricing categories. Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $3.0 billion at July 30, 2016, $2.8 billion at January 30, 2016, and $3.2 billion at August 1, 2015.

3. Stock-Based Compensation
The following table summarizes our stock-based compensation activity for the six months ended July 30, 2016:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of period	3,076	$52.65	2,211	$57.37	347	$67.53
Granted	—	—	1,280	46.20	8	67.48
Exercised/vested	(146)	41.82	(782)	56.37	—	—
Forfeited/expired	(209)	56.03	(167)	55.73	(32)	67.98
Balance at end of period	2,721	$52.97	2,542	$52.16	323	$67.49

4. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Six Months Ended
(Dollar and Shares in Millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Numerator—Net income	$140	$130	$157	$257
Denominator—Weighted average shares:
Basic	180	196	182	198
Impact of dilutive stock-based awards	1	1	—	1
Diluted	181	197	182	199
Antidilutive shares	5	1	4	—

6. Impairments, Store Closing and Other Costs

On February 25, 2016, we announced plans to close 18 underperforming stores in fiscal 2016. The specific locations were announced in March 2016. Seventeen of the stores closed in June 2016. We plan to close the final store in November. Store employees impacted by the closures were offered the opportunity to work at nearby Kohl’s locations or a severance package.

The second quarter charge includes $119 million in future store lease obligations, the write-off of $23 million in software licenses which did not align with the strategic vision of our restructured IT leadership team, and $7 million in severance and other costs, which were partially offset by the write-off of $21 million in net lease obligations that were previously recorded on our books.

The $119 million lease obligation charge represents the discounted value of rents and other lease liabilities under non-cancelable lease terms and will be paid over the next 13 years. All of the severance will be paid out within two years. The remaining charge is primarily non-cash write-offs of assets and liabilities that were previously recorded on our books.

We incurred the following costs related to the store closures and the organizational realignment at our corporate office:

(Dollars in Millions)	Three Months Ended	Six Months Ended
	July 30, 2016
Store leases:
Record future obligations	$119	$119
Write-off net obligations	(21)	(21)
Impairments:
Software licenses	23	23
Buildings and other store assets	—	53
Severance and other	7	18
Total	$128	$192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "the quarter" and "the second quarter" are for the three fiscal months (13 weeks) ended July 30, 2016 and August 1, 2015 and all references to "year to date" and "first half" are for the six fiscal months (26 weeks) ended July 30, 2016 and August 1, 2015.
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

Executive Summary

As of July 30, 2016, we operated 1,150 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and 3 Off-Aisle clearance centers. Our Kohl's stores sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
In the first half of 2016, we opened three Kohl's stores, two Off-Aisle clearance centers, and twelve FILA outlets. Additionally, we closed 17 underperforming Kohl's stores in June. We plan to close one additional underperforming store and open six additional smaller format Kohl's stores in the Fall.

Sales were $4.2 billion for the quarter, 2.0% lower than the second quarter of last year. On a comparable store basis, sales were 1.8% lower. The decreases were primarily driven by fewer transactions in our stores.

Inventory, gross margin and expenses were well-managed in a challenging sales environment.

•	Inventory per store decreased 6%, which was consistent with our expectations.

•	Gross margin as a percentage of sales increased 53 basis points to 39.5%. The increase was primarily due to fewer promotional markdowns and permanent clearance markdowns.

•	Selling, general and administrative expenses (“SG&A”) decreased $19 million, or 2%, as almost every area of our business was able to reduce its planned expenses in response to the decrease in sales.
During the quarter, we recorded $128 million in expenses associated with our corporate restructuring and store closures.

Net income for the quarter was $140 million, or $0.77 per diluted share. Excluding the charges related to the store closures and corporate restructuring that we announced in February, net income was $221 million, or $1.22 per diluted share, approximately 14% higher than the second quarter of last year.

See "Results of Operations" and "Financial Condition and Liquidity" for additional details about our financial results.
Results of Operations

Net sales.

Net sales decreased $85 million, or 2.0%, to $4.2 billion for the second quarter of 2016. Year to date, net sales decreased $236 million, or 2.8%, to $8.2 billion. Comparable sales decreased 1.8% for the second quarter and 2.8% year to date. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include e-commerce sales in our comparable sales. Orders that have been shipped, but not yet been received by the customer, are excluded from net sales, but are included in our comparable sales.

Drivers of the changes in comparable sales for the quarter and year to date were as follows:

Change in Comparable Sales	Quarter	Year to Date
Selling price per unit	(0.1)%	(0.5)%
Units per transaction	3.1	2.5
Average transaction value	3.0	2.0
Number of transactions	(4.8)	(4.8)
Comparable sales	(1.8)%	(2.8)%

Selling price per unit decreased 10 basis points for the quarter and 50 basis points year to date as higher regular priced sales were more than offset by clearance sales. The changes in units per transaction reflect customer reaction to the price changes. Generally, customers purchase more items as prices decrease and fewer items as prices increase. Transactions reflect fewer store transactions, partially offset by an increase in on-line transactions.

From a regional perspective, including on-line originated sales, all regions reported lower sales for the quarter and year to date. The Southeast and Midwest were the strongest regions for both the quarter and year to date. The South Central and Mid-Atlantic regions were challenging in both periods. The West also underperformed the Company year to date.
By line of business, Men's was the strongest category for both the quarter and year to date. Accessories and Home were the most challenging in both periods.
Gross margin.

	Quarter				Year to Date
	2016	2015	Increase/(Decrease)		2016	2015	Increase/ (Decrease)
(Dollars in Millions)			$	%			$	%
Gross margin	$1,650	$1,662	$(12)	(1)%	$3,062	$3,184	$(122)	(4)%
As a percent of net sales	39.5%	38.9%		0.53%	37.6%	38.0%		(0.40)%

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

Gross margin as a percentage of sales increased 53 basis points for the quarter primarily due to fewer promotional markdowns and permanent clearance markdowns.

Selling, general and administrative expenses.

	Quarter				Year to Date
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
(Dollars in Millions)			$	%			$	%
Selling, general and administrative expenses	$986	$1,005	$(19)	(2)%	$1,994	$2,021	$(27)	(1)%
As a percent of net sales	23.6%	23.6%		0.03%	24.5%	24.1%		0.38%
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

The following table summarizes the increases and (decreases) in SG&A by expense type for the quarter and year to date:

(Dollars In Millions)	Quarter	Year to Date
Marketing costs, excluding credit card operations	$(10)	$13
Increase in net revenues from credit card operations	(5)	(13)
Store expenses	(4)	(13)
Distribution costs	(2)	(4)
Corporate expenses	2	(10)
Total decrease	$(19)	$(27)

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by 3 basis points for the quarter and 38 basis points year to date.

Marketing spend decreased for the quarter as a result of reductions in tab marketing and consulting. Year to date, spend increased as a result of our Academy Award sponsorship in the first quarter of 2016. The increases in net revenues from credit card operations are the result of growth in the portfolio, as well as lower marketing costs for our credit card. The decreases in store expenses are due to decreases in our variable store operating expenses, partially offset by higher store payroll due to on-going wage pressure and omni-channel support of ship-from-store and buy on-line, pick-up in store operations. Corporate expenses reflect increased Information Technology ("IT") spending in both periods to support our omni-channel strategy. Lower incentive compensation partially offset the IT increases in the quarter but more than offset the increases year to date.

Other Expenses.

	Quarter				Year to Date
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
(Dollars in Millions)			$	%			$	%
Depreciation and amortization	$234	$233	$1	—%	$468	$459	$9	2%
Interest expense, net	78	84	(6)	(7)%	157	168	(11)	(7)%
Impairments, store closing and other costs	128	—	128	100%	192	—	192	100%
Loss on extinguishment of debt	—	131	(131)	(100)%	—	131	(131)	(100)%
Provision for income taxes	84	79	5	6%	94	148	(54)	(36)%
Effective tax rate	37.5%	37.9%			37.5%	36.6%
Depreciation and amortization was essentially flat to last year. Interest expense decreased for both the quarter and year to date as we see the benefits of last summer's refinancing.
During the quarter, we recorded $128 million of expenses related to the store closures and corporate restructuring that we announced in February, bringing the year-to-date total to $192 million. The second quarter charge includes $119 million in future store lease obligations, the write off of $23 million in software licenses, and $7 million in severance and other costs, which were partially offset by the write-off of $21 million in net lease obligations. We do not expect future charges for the store closures and corporate restructuring that we announced in February to be material.
The provision for income taxes increased due to higher pretax income in the second quarter of 2016, partially offset by a lower effective tax rate. Our income tax rate was 37.5% in the second quarter, 40 basis points lower than last year as a result of federal tax credits that were enacted in the fourth quarter of 2015. Year to date, our income tax rate increased 90 basis points as a result of favorable state audit settlements in the first quarter of 2015.
Excluding impairments, store closing and other costs in 2016 and loss on extinguishment of debt in 2015, our adjusted net income and diluted earnings per share were as follows:

	Quarter				Year to Date
	2016	2015	Increase		2016	2015	Decrease
(Dollars in Millions)			$	%			$	%
Net income	$221	$211	$10	5%	$279	$340	$(61)	(18)%
Diluted earnings per share	$1.22	$1.07	$0.15	14%	$1.53	$1.70	$(0.17)	(10)%

Adjusted net income and diluted earnings per share are non-GAAP financial measures. Adjusted results are provided to enhance visibility into our results for the periods excluding the impact of store closures and restructuring charges in 2016 and the loss on extinguishment of debt in 2015. We believe these measures provide a more comparable measure of our net income and earnings per share. However, these non-GAAP financial measures are not intended to replace GAAP measures.

	Quarter
	2016			2015
	Income before Taxes	Net Income	Per Share Amount	Income before Taxes	Net Income	Per Share Amount
(Dollars in Millions, Except per Share Data)
GAAP	$224	$140	$0.77	$209	$130	$0.66
Adjustments
Impairments, store closing and other costs	128	81	0.45	—	—	—
Loss on extinguishment of debt	—	—	—	131	81	0.41
Adjusted	$352	$221	$1.22	$340	$211	$1.07

	Year to Date
	2016			2015
	Income before Taxes	Net Income	Per Share Amount	Income before Taxes	Net Income	Per Share Amount
(Dollars in Millions, Except per Share Data)
GAAP	$251	$157	$0.86	$405	$257	$1.29
Adjustments
Impairments, store closing and other costs	192	122	0.67	—	—	—
Loss on extinguishment of debt	—	—	—	131	83	0.41
Adjusted	$443	$279	$1.53	$536	$340	$1.70
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

Liquidity and Capital Resources

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
(Dollars in Millions)	2016	2015	$	%
Net cash provided by (used in):
Operating activities	$846	$353	$493	140%
Investing activities	(337)	(374)	37	10%
Financing activities	(516)	(452)	(64)	(14)%
Operating Activities. Operating activities generated $846 million of cash in the first half of 2016, an increase of $493 million over the first half of 2015. The increase is primarily due to reductions in inventory.
Merchandise inventories decreased $324 million from August 1, 2015 to $3.9 billion at July 30, 2016. Inventory per store decreased 6% from the second quarter of 2015. Accounts payable as a percent of inventory was 35.0% at July 30, 2016, compared to 36.8% at August 1, 2015. The decrease is due to lower merchandise receipts in June and July 2016. Receipts in 2015 were impacted by an increase in early arriving receipts due to improvement in transit times after the West Coast port operations returned to normal.
Investing Activities. Investing activities used cash of $337 million in the first half of 2016 and $374 million in the first half of 2015. The $37 million decrease is due to lower capital expenditures as 2015 included increased spending related to the beauty roll out, remodels, and the corporate campus updates.
Financing Activities. Financing activities used cash of $516 million in the first half of 2016 and $452 million in the first half of 2015.
We paid cash for treasury stock purchases of $267 million in the first half of 2016 and $543 million in the first half of 2015. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $182 million ($1.00 per share) in the first half of 2016 and $178 million ($0.90 per share) in the first half of 2015. On August 9, 2016, our board of directors declared a quarterly cash dividend of $0.50 per common share. The dividend is payable on September 21, 2016 to shareholders of record at the close of business on September 7, 2016.
We received proceeds from stock option exercises of $6 million in the first half of 2016 and $140 million in the first half of 2015. The decrease is due to high stock prices in the first quarter of 2015, which led to a large number of exercised options.
In July 2015, we completed a cash tender offer for $767 million of our debt and exercised our right to redeem $318 million of 2017 notes which were not initially tendered. We used the proceeds from a $1.1 billion debt issuance and cash on hand to pay the principal, premium, and accrued interest of the tendered and redeemed debt.
As of July 30, 2016, our credit ratings were as follows:

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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2016	2015	Increase/(Decrease) in Free Cash Flow
Net cash provided by operating activities	$846	$353	$493
Acquisition of property and equipment	(340)	(377)	37
Capital lease and financing obligation payments	(63)	(54)	(9)
Proceeds from financing obligations	4	—	4
Free cash flow	$447	$(78)	$525

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	July 30, 2016	August 1, 2015
Working capital	$2,152	$2,318
Current ratio	1.77	1.73
Debt/capitalization	47.0%	47.1%

The decrease in working capital and the increase in current ratio are primarily due to lower inventory balances, partially offset by a decrease in accounts payable. The debt/capitalization ratio was comparable to August 1, 2015.

Debt Covenant Compliance. As of July 30, 2016, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2016.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,651
Permitted exclusions	(5)
Subtotal	4,646
Rent x 8	2,216
Included Indebtedness	$6,862

Rolling 12-month Adjusted Debt Compliance EBITDAR
Net income	$573
Loss on extinguishment of debt	38
Impairments, store closing and other costs	192
Rent expense	277
Depreciation and amortization	943
Net interest	316
Provision for income taxes	330
EBITDAR	2,669
Stock based compensation	48
Other non-cash revenues and expenses	8
Rolling 12-month Adjusted Debt Compliance EBITDAR	$2,725

Debt Ratio (a)	2.52
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2015 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of July 30, 2016. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended July 30, 2016, which were not registered under the Securities Act.
The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended July 30, 2016:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 – May 28, 2016	1,149,907	$37.53	1,131,157	$475
May 29 – July 2, 2016	1,485,488	36.73	1,477,816	421
July 3 – July 30, 2016	1,159,238	39.26	1,130,459	377
Total	3,794,633	$37.75	3,739,432	$377

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	September 2, 2016	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)