Form 10-Q
period 2016-10-29
KOHLS Corp
filed 2016-12-02
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 26, 2016 Common Stock, Par Value $0.01 per Share, 176,472,956 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	October 29, 2016	January 30, 2016	October 31, 2015
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$597	$707	$501
Merchandise inventories	4,721	4,038	5,254
Other	336	331	312
Total current assets	5,654	5,076	6,067
Property and equipment, net	8,203	8,308	8,499
Other assets	219	222	228
Total assets	$14,076	$13,606	$14,794

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,097	$1,251	$2,141
Accrued liabilities	1,235	1,206	1,244
Income taxes payable	66	130	28
Current portion of capital lease and financing obligations	128	127	126
Short-term debt	—	—	400
Total current liabilities	3,526	2,714	3,939
Long-term debt	2,794	2,792	2,792
Capital lease and financing obligations	1,702	1,789	1,817
Deferred income taxes	298	257	216
Other long-term liabilities	649	563	556
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	2,981	2,944	2,926
Treasury stock, at cost	(10,221)	(9,769)	(9,556)
Accumulated other comprehensive loss	(15)	(17)	(18)
Retained earnings	12,358	12,329	12,118
Total shareholders’ equity	5,107	5,491	5,474
Total liabilities and shareholders’ equity	$14,076	$13,606	$14,794
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in Millions, Except per Share Data)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$4,327	$4,427	$12,481	$12,817
Cost of merchandise sold	2,720	2,784	7,812	7,990
Gross margin	1,607	1,643	4,669	4,827
Operating expenses:
Selling, general and administrative	1,080	1,099	3,074	3,120
Depreciation and amortization	232	236	700	695
Impairments, store closing and other costs	(6)	—	186	—
Operating income	301	308	709	1,012
Interest expense, net	76	81	233	248
Loss on extinguishment of debt	—	38	—	169
Income before income taxes	225	189	476	595
Provision for income taxes	79	69	173	218
Net income	$146	$120	$303	$377

Net income per share:
Basic	$0.83	$0.63	$1.68	$1.93
Diluted	$0.83	$0.63	$1.68	$1.92

Dividends declared and paid per share	$0.50	$0.45	$1.50	$1.35
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars and Shares in Millions, Except per Share Data)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 30, 2016	370	$4	$2,944	(184)	$(9,769)	$(17)	$12,329	$5,491
Comprehensive income	—	—	—	—	—	2	303	305
Stock options and awards, net of tax	1	—	37	—	(15)	—	—	22
Dividends paid ($1.50 per common share)	—	—		—	4	—	(274)	(270)
Treasury stock purchases	—	—	—	(11)	(441)	—	—	(441)
Balance at October 29, 2016	371	$4	$2,981	(195)	$(10,221)	$(15)	$12,358	$5,107
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Millions)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Operating activities
Net income	$303	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	700	695
Share-based compensation	31	36
Excess tax benefits from share-based compensation	(4)	(10)
Deferred income taxes	40	(84)
Loss on extinguishment of debt	—	169
Impairments, store closing and other costs	57	—
Other non-cash revenues and expenses	20	23
Changes in operating assets and liabilities:
Merchandise inventories	(679)	(1,433)
Other current and long-term assets	20	74
Accounts payable	846	630
Accrued and other long-term liabilities	23	(6)
Income taxes	(77)	(64)
Net cash provided by operating activities	1,280	407
Investing activities
Acquisition of property and equipment	(591)	(551)
Other	7	3
Net cash used in investing activities	(584)	(548)
Financing activities
Treasury stock purchases	(441)	(789)
Shares withheld for taxes on vested restricted shares	(15)	(26)
Dividends paid	(270)	(264)
Proceeds from issuance of debt, net	—	1,088
Net borrowings under credit facilities	—	400
Reduction of long-term borrowings	—	(1,085)
Premium paid on redemption of debt	—	(163)
Capital lease and financing obligation payments	(95)	(83)
Proceeds from stock option exercises	6	146
Excess tax benefits from share-based compensation	4	10
Proceeds from financing obligations	5	1
Net cash used in financing activities	(806)	(765)
Net decrease in cash and cash equivalents	(110)	(906)
Cash and cash equivalents at beginning of period	707	1,407
Cash and cash equivalents at end of period	$597	$501
Supplemental information
Interest paid, net of capitalized interest	$198	$220
Income taxes paid	217	370
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$39	$59
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
We operate as a single business unit.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") No. 605, "Revenue Recognition". In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which defers the effective date of ASU 2014-09 for all entities by one year. The original ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective in the first quarter of 2018. It will change the way we account for sales returns, our loyalty program and certain promotional programs. Based on current estimates, we do not expect these provisions of the ASU to have a material impact on our financial statements. We are currently evaluating the impact other provisions of the standard may have on our financial statements.

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

In 2015, we adopted ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes (Topic 740)" which requires us to present deferred tax liabilities and assets as non-current in our balance sheet and corrected the presentation of certain other tax assets and liabilities. The following table summarizes changes to our October 31, 2015 balance sheet:

(Dollars in Millions)	Prior Classification	Current Classification
Deferred taxes	Current deferred tax asset	Long-term deferred tax liability	$136
Deferred taxes	Long-term deferred tax liability	Other long-term assets	32
Deferred taxes	Other long-term liabilities	Long-term deferred tax liability	15

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Debt
Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity	Effective Rate	Coupon Rate	October 29, 2016	January 30, 2016	October 31, 2015
			(Dollars in Millions)
2021	4.81%	4.00%	$650	$650	$650
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	300	300	300
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	99	99	99
2033	6.05%	6.00%	166	166	166
2037	6.89%	6.88%	150	150	150
2045	5.57	5.55	450	450	450
	4.88%		2,815	2,815	2,815
Unamortized debt discount			(5)	(5)	(5)
Deferred financing costs			(16)	(18)	(18)
Long-term debt			$2,794	$2,792	$2,792

ASC No. 820, "Fair Value Measurements and Disclosures", requires fair value measurements be classified in various pricing categories. Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $3.0 billion at October 29, 2016, $2.8 billion at January 30, 2016, and $2.9 billion at October 31, 2015.

3. Stock-Based Compensation
The following table summarizes our stock-based compensation activity for the nine months ended October 29, 2016:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of period	3,076	$52.65	2,211	$57.37	347	$67.53
Granted	—	—	1,342	46.26	12	67.48
Exercised/vested	(150)	41.80	(835)	56.19	—	—
Forfeited/expired	(298)	55.07	(235)	55.34	(32)	67.98
Balance at end of period	2,628	$53.00	2,483	$51.95	327	$67.49

4. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income Per Share
The following table summarizes our basic and diluted net income per share calculations:

	Three Months Ended		Nine Months Ended
(Dollar and Shares in Millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator—Net income	$146	$120	$303	$377
Denominator—Weighted average shares:
Basic	177	191	180	196
Impact of dilutive stock-based awards	—	1	—	1
Diluted	177	192	180	197
Antidilutive shares	3	3	4	1

6. Impairments, Store Closing and Other Costs

On February 25, 2016, we announced plans to close 18 underperforming stores in fiscal 2016. The specific locations were announced in March 2016. Seventeen of the stores closed in June 2016. We closed the final store in November. Store employees impacted by the closures were offered the opportunity to work at nearby Kohl’s locations or a severance package.

We recorded the following costs related to the store closures and the organizational realignment at our corporate office:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	October 29, 2016	October 29, 2016
Store leases:
Record future obligations	$(5)	$114
Write-off net obligations	—	(21)
Impairments:
Software licenses	—	23
Buildings and other store assets	—	53
Severance and other	(1)	17
Total	$(6)	$186

The store lease future obligation charge represents the discounted value of rents and other lease liabilities under non-cancellable lease terms and will be paid over the next 13 years. All of the severance will be paid out within two years. The remaining charge is primarily non-cash write-offs of assets and liabilities that were previously recorded on our books.

During the quarter ended October 29, 2016, we reversed $6 million of costs that were recorded earlier in the year. The reversal includes severance for corporate associates that have found re-employment elsewhere and lease liabilities for a store that will be used for corporate purposes.

The following table summarizes changes in the store closure and restructure reserve during the quarter:

(Dollars in Millions)	Store Lease Operations	Severance	Total
Balance - July 30, 2016	$118	$6	$124
Payments	(3)	(1)	(4)
Reversals	(5)	(1)	(6)
Balance - October 29, 2016	$110	$4	$114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "the quarter" and "the third quarter" are for the three fiscal months (13 weeks) ended October 29, 2016 and October 31, 2015 and all references to "year to date" and "first three quarters" are for the nine fiscal months (39 weeks) ended October 29, 2016 and October 31, 2015.
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

Executive Summary

As of October 29, 2016, we operated 1,155 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and three Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
In the first three quarters of 2016, we opened one traditional and eight small format Kohl's stores, two Off-Aisle clearance centers, and 12 FILA outlets. We closed 17 underperforming Kohl's stores in June, one store which we have chosen not to re-open after extensive flood damage in August, and one additional underperforming store in November.

Sales were $4.3 billion for the quarter, 2.3% lower than the third quarter of last year. On a comparable store basis, sales were 1.7% lower. The decreases were primarily driven by fewer transactions in our stores partially offset by higher average transaction value.

Inventory, gross margin and expenses were well-managed in a challenging sales environment.

•	Inventory per store decreased 9%.

•	Gross margin as a percentage of sales increased 2 basis points to 37.1% driven by fewer promotional markdowns which were offset by higher shipping costs.

•	Selling, general and administrative expenses (“SG&A”) decreased $19 million, or 2%, on strong expense management against the lower sales volume; however, we still experienced expense deleveraging.
During the quarter, we reversed $6 million of previously recorded expenses associated with store closing and restructuring costs. The reversal includes severance for corporate associates that have found re-employment elsewhere and lease liabilities for a store that will be used for corporate purposes.

Net income for the quarter was $146 million, or $0.83 per diluted share. Excluding the store closure and restructuring items in 2016 and loss on extinguishment of debt in 2015, net income was $142 million, or $0.80 per diluted share, 7% higher than the third quarter of last year.

See "Results of Operations" and "Financial Condition and Liquidity" for additional details about our financial results.
Results of Operations

Net sales.

Net sales decreased $100 million, or 2.3%, to $4.3 billion for the third quarter of 2016. Year to date, net sales decreased $336 million, or 2.6%, to $12.5 billion. Comparable sales decreased 1.7% for the third quarter and 2.4%

year to date. Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include e-commerce sales in our comparable sales. Orders that have been shipped, but not yet been received by the customer, are excluded from net sales, but are included in our comparable sales.

Drivers of the changes in comparable sales for the quarter and year to date were as follows:

Change in Comparable Sales	Quarter	Year to Date
Selling price per unit	1.9%	0.3%
Units per transaction	2.1	2.4
Average transaction value	4.0	2.7
Number of transactions	(5.7)	(5.1)
Comparable sales	(1.7)%	(2.4)%

From a regional perspective, including on-line originated sales, the West was the strongest region for both the quarter and year to date. The Mid-Atlantic and Northeast regions underperformed the company in both periods.
By line of business, Men's and Footwear were the strongest categories for both the quarter and year to date. Accessories, Children's, and Women's underperformed the company in both periods.
Gross margin.

	Quarter				Year to Date
	2016	2015	Increase/(Decrease)		2016	2015	(Decrease)
(Dollars in Millions)			$	%			$	%
Gross margin	$1,607	$1,643	$(36)	(2)%	$4,669	$4,827	$(158)	(3)%
As a percent of net sales	37.1%	37.1%		0.02%	37.4%	37.7%		(0.26)%

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

Gross margin as a percent of sales increased 2 basis points for the quarter and decreased 26 basis points year to date.  Merchandise margin increased in both periods due to fewer promotional markdowns.  For the quarter, the increase in merchandise margin was offset by shipping costs.  Year to date, the benefit of fewer promotional markdowns was more than offset by additional clearance markdowns and shipping costs.

Selling, general and administrative expenses.

	Quarter				Year to Date
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
(Dollars in Millions)			$	%			$	%
Selling, general and administrative expenses	$1,080	$1,099	$(19)	(2)%	$3,074	$3,120	$(46)	(1)%
As a percent of net sales	25.0%	24.8%		0.12%	24.6%	24.3%		0.29%
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

The following table summarizes the increases and (decreases) in SG&A by expense type for the quarter and year to date:

(Dollars In Millions)	Quarter	Year to Date
Increase in net revenues from credit card operations	$(10)	$(23)
Corporate expenses	(9)	(20)
Marketing costs, excluding credit card operations	(4)	9
Distribution costs	1	(2)
Store expenses	3	(10)
Total decrease	$(19)	$(46)

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by 12 basis points for the quarter and 29 basis points year to date.

The increases in net revenues from credit card operations reflect growth in the portfolio which was partially offset by higher operating costs.  The decreases in corporate expenses are primarily due to lower incentive compensation.  Marketing costs include higher digital spending in both periods.  For the quarter, increases in digital spend and in tab marketing were more than offset by lower consulting and agency fees.  Year-to-date marketing includes additional spending for our Academy Awards sponsorship in the first quarter of 2016.  Store expenses include higher payroll in both periods due to on-going wage pressures and in-store support of ship-from-store and buy-online, pick-up from store. Reductions in controllable store expenses partially offset the higher payroll during the quarter, but more than offset year-to-date payroll increases.

Other Expenses.

	Quarter				Year to Date
	2016	2015	Increase/(Decrease)		2016	2015	Increase/(Decrease)
(Dollars in Millions)			$	%			$	%
Depreciation and amortization	$232	$236	$(4)	(2)%	$700	$695	$5	1%
Interest expense, net	76	81	(5)	(6)%	233	248	(15)	(6)%
Impairments, store closing and other costs	(6)	—	6	100%	186	—	186	100%
Loss on extinguishment of debt	—	38	(38)	(100)%	—	169	(169)	(100)%
Provision for income taxes	79	69	10	14%	173	218	(45)	(21)%
Effective tax rate	35.0%	36.5%			36.3%	36.6%

Depreciation and amortization reflects the net impact of higher IT amortization due to continued investments and offset by lower store amortization due to maturing of the portfolio and the store closures in the second quarter of 2016. Interest expense decreased in both periods due to lower interest on capital leases as the portfolio matures and due to the store closures. Last summer's refinancing also lowered year-to-date interest expense.

Impairments, store closing and other costs includes the following:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	October 29, 2016	October 29, 2016
Store leases:
Record future obligations	$(5)	$114
Write-off net obligations	—	(21)
Impairments:
Software licenses	—	23
Buildings and other store assets	—	53
Severance and other	(1)	17
Total	$(6)	$186
For the quarter, impairments, store closing and other costs includes the reversal of severance costs for corporate associates that have found re-employment elsewhere and lease liabilities for a store that will be used for corporate purposes. We do not expect future charges for the store closures and corporate restructuring related to this announcement to be material.
The provision for income taxes reflects changes in pretax income and the effective tax rate. Our income tax rate was 35.0% in the third quarter, 150 basis points lower than last year. The decrease was driven by an increase in non-taxable trust income in 2016. Year to date, our income tax rate decreased 30 basis points as a result of higher non-taxable trust income and federal tax credits that were enacted in the fourth quarter of 2015. These decreases were partially offset by favorable state audit settlements in the first quarter of 2015.

Net Income and Earnings Per Share.

	Quarter
	2016			2015
	Income before Taxes	Net Income	Earnings Per Share	Income before Taxes	Net Income	Earnings Per Share
(Dollars in Millions, Except per Share Data)
GAAP	$225	$146	$0.83	$189	$120	$0.63
Adjustments
Impairments, store closing and other costs	(6)	(4)	(0.03)	—	—	—
Loss on extinguishment of debt	—	—	—	38	24	0.12
Adjusted (Non-GAAP)	$219	$142	$0.80	$227	$144	$0.75

	Year to Date
	2016			2015
	Income before Taxes	Net Income	Earnings Per Share	Income before Taxes	Net Income	Earnings Per Share
(Dollars in Millions, Except per Share Data)
GAAP	$476	$303	$1.68	$595	$377	$1.92
Adjustments
Impairments, store closing and other costs	186	117	0.65	—	—	—
Loss on extinguishment of debt	—	—	—	169	107	0.54
Adjusted (Non-GAAP)	$662	$420	$2.33	$764	$484	$2.46

We believe adjusted results are useful because they provide enhanced visibility into our results for the periods excluding the impact of store closures and restructuring charges in 2016 and the loss on extinguishment of debt in 2015.  However, these non-GAAP financial measures are not intended to replace GAAP measures.

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

Liquidity and Capital Resources

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
(Dollars in Millions)	2016	2015	$	%
Net cash provided by (used in):
Operating activities	$1,280	$407	$873	214%
Investing activities	(584)	(548)	(36)	(7)%
Financing activities	(806)	(765)	(41)	(5)%
Operating Activities. Operating activities generated $1.3 billion of cash in the first three quarters of 2016, an increase of $873 million over the first three quarters of 2015. The increase is primarily due to reductions in inventory.
Merchandise inventories decreased $533 million from October 31, 2015 to $4.7 billion at October 29, 2016. Inventory per store decreased 9% from the third quarter of 2015. Accounts payable as a percent of inventory was 44.4% at October 29, 2016, compared to 40.7% at October 31, 2015. The increase is due to lower ending inventory levels in 2016 compared to 2015.
Investing Activities. Investing activities used cash of $584 million in the first three quarters of 2016 and $548 million in the first three quarters of 2015. Substantially all of the increase is due to spending on our fifth e-commerce fulfillment center, which we plan to open in 2017.
Financing Activities. Financing activities used cash of $806 million in the first three quarters of 2016 and $765 million in the first three quarters of 2015.
We paid cash for treasury stock purchases of $441 million in the first three quarters of 2016 and $789 million in the first three quarters of 2015. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $270 million ($1.50 per share) in the first three quarters of 2016 and $264 million ($1.35 per share) in the first three quarters of 2015. On November 9, 2016, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. The dividend is payable on December 21, 2016 to shareholders of record at the close of business on December 7, 2016.
In 2015, we completed a cash tender offer for $767 million of our debt and exercised our right to redeem $318 million of 2017 notes which were not initially tendered. In conjunction with the tender offer, we recognized a loss on extinguishment of debt of $169 million. We used the proceeds from a $1.1 billion debt issuance and cash on hand to pay the principal, premium, and accrued interest of the tendered and redeemed debt. During the third quarter of 2015, we drew $400 million on our revolving credit facility to temporarily fund inventory purchases.
We received proceeds from stock option exercises of $6 million in the first three quarters of 2016 and $146 million in the first three quarters of 2015. The decrease is due to high stock prices in the first quarter of 2015, which led to a large number of exercised options.

As of October 29, 2016, our credit ratings were as follows:

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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2016	2015	Increase/(Decrease) in Free Cash Flow
Net cash provided by operating activities	$1,280	$407	$873
Acquisition of property and equipment	(591)	(551)	(40)
Capital lease and financing obligation payments	(95)	(83)	(12)
Proceeds from financing obligations	5	1	4
Free cash flow	$599	$(226)	$825

Key financial ratios. Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	October 29, 2016	October 31, 2015
Working capital	$2,128	$2,128
Current ratio	1.60	1.54
Debt/capitalization	47.5%	48.4%

The increase in the current ratio is primarily due to draws on our revolver in 2015 and higher cash balances in 2016, which were partially offset by lower inventory. The decrease in the debt/capitalization ratio was primarily due to revolver draws in 2015 partially offset by lower shareholders' equity resulting from share repurchases.

Debt Covenant Compliance. As of October 29, 2016, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2016.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,645
Permitted exclusions	(5)
Subtotal	4,640
Rent x 8	2,208
Included Indebtedness	$6,848

Debt Compliance Adjusted EBITDAR - Rolling 12-month
Net income	$599
Rent expense	276
Depreciation and amortization	939
Net interest	312
Provision for income taxes	339
EBITDAR	2,465
Impairments, store closing and other costs	186
Adjusted EBITDAR	2,651
Stock based compensation	46
Other non-cash revenues and expenses	8
Debt Compliance Adjusted EBITDAR - Rolling 12-month	$2,705

Debt Ratio (a)	2.53
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Debt Compliance Adjusted EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2015 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of October 29, 2016. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended October 29, 2016, which were not registered under the Securities Act of 1933, as amended.
The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended October 29, 2016:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31 – August 27, 2016	1,237,104	$42.43	1,229,074	$325
August 28 – October 1, 2016	1,569,081	43.39	1,563,062	257
October 2 – October 29, 2016	1,227,076	44.26	1,221,421	203
Total	4,033,261	$43.36	4,013,557	$203

In November 2016, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program to $2.0 billion. We expect to repurchase shares in open market transactions, subject to market conditions, over the next three years.

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

Kohl’s Corporation (Registrant)

Date:	December 2, 2016	/s/ Wesley S. McDonald
Wesley S. McDonald On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)