Form 10-K
period 2017-01-28
KOHLS Corp
filed 2017-03-17
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2017
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
At July 29, 2016, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $7.5 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 8, 2017, the Registrant had outstanding an aggregate of 172,356,294 shares of its Common Stock.
Documents Incorporated by Reference:
Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 10, 2017 are incorporated into Part III.

KOHL’S CORPORATION

PART I
Item 1. Business
Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our" or "us") was organized in 1988 and is a Wisconsin corporation. As of January 28, 2017, we operated 1,154 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and three Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise that is available in our stores, as well as merchandise that is available only on-line.
Our merchandise mix includes both national brands and private and exclusive brands that are available only at Kohl's. National brands generally have higher selling prices, but lower gross margins, than private and exclusive brands. Most of our private brands are well-known established brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO and Sonoma Goods for Life. Despite having lower selling prices, private brands generally have higher gross margins than exclusive and national brands. Exclusive brands are developed and marketed through agreements with nationally-recognized brands. Examples of our exclusive brands include Food Network, Jennifer Lopez, Marc Anthony, Rock & Republic and Simply Vera Vera Wang. Exclusive brands have selling prices that are generally lower than national brands, but higher than private brands. Their gross margins are generally higher than national brands, but lower than private brands.
The following tables summarize our sales penetration by line of business and brand type over the last three years:
Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2016	January 28, 2017	52
2015	January 30, 2016	52
2014	January 31, 2015	52
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

Employees
As of January 28, 2017, we employed approximately 138,000 associates, including approximately 32,000 full-time and 106,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.
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
Approximately 30% of the merchandise we sell is sourced through a third-party purchasing agent. No vendors individually accounted for more than 5% of our net purchases during fiscal 2016. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.
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
Available Information
Our corporate website is https://corporate.kohls.com. Through the “Investors” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
The following have also been posted on our website, under the caption “Investors” and sub-caption "Corporate Governance":

•	Committee charters of our Board of Directors’ Audit Committee, Compensation Committee and Governance & Nominating Committee

•	Corporate Governance Guidelines

•	Code of Ethics

•	Corporate Social Responsibility Report

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

Item 1A. Risk Factors
This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves and statements contained in the "2017 Outlook" and "Liquidity and Capital Resources - Investing Activities" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations". There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements including, among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them.
Our sales, gross margin and operating results could be negatively impacted by a number of factors including, but not limited to those described below. Many of these risk factors are outside of our control. If we are not successful in managing these risks, they could have a negative impact on our sales, gross margin and/or operating results.

Macroeconomic and Industry Risks
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
Actions by our competitors.
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

Changes in tax and trade policies.
Uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. We source the majority of our merchandise from manufacturers located outside of the United States, primarily in Asia. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise and certain interest expense and the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.
Operational Risks
Our inability to offer merchandise that resonates with existing customers and helps to attract new customers and failure to successfully manage our inventory levels.
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
We may be unable to source merchandise in a timely and cost-effective manner.
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

Ineffective marketing.
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
Damage to the reputation of the Kohl's brand or our private and exclusive brands.
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
Product safety concerns.
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
Disruptions in our information systems or an inability to adequately maintain and update those systems.
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
Weather conditions could adversely affect consumer shopping patterns.
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
Inability to successfully execute a profitable omni-channel strategy.
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
We may experience an increase in costs associated with shipping on-line orders due to complimentary upgrades, split shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our website within a short period of time, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Also, third-party delivery and direct ship vendors may be unable to deliver merchandise on a timely basis.
This seasonality causes our operating results and cash needs to vary considerably from quarter to quarter. Additionally, any decrease in sales or profitability during the second half of the fiscal year could have a disproportionately adverse effect on our results of operations.
Changes in our credit card operations could adversely affect our sales and/or profitability.
Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The proprietary Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations are shared similar to the revenue when interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.
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
Capital Risks
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
Legal and Regulatory Risks
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Stores
As of January 28, 2017, we operated 1,154 Kohl's department stores with 82.8 million selling square feet in 49 states. Our typical, or “prototype,” store has approximately 88,000 gross square feet of retail space and serves trade areas of 150,000 to 200,000 people. Most “small” stores are 55,000 to 68,000 gross square feet and serve trade areas of 100,000 to 150,000 people. We also operate three Off-Aisle clearance centers and 12 FILA outlets.
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
The following tables summarize key information about our Kohl's stores as of January 28, 2017:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	22	Arkansas	8
Maryland	23	Maine	5	Kansas	12
Pennsylvania	50	Massachusetts	25	Louisiana	8
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	7	New Jersey	37	Oklahoma	11
Total Mid-Atlantic	116	New York	51	Texas	84
Midwest Region:		Rhode Island	3	Total South Central	150
Illinois	67	Vermont	2	West Region:
Indiana	39	Total Northeast	156	Alaska	1
Iowa	18	Southeast Region:		Arizona	26
Michigan	46	Alabama	14	California	116
Minnesota	27	Florida	51	Colorado	24
Nebraska	7	Georgia	32	Idaho	5
North Dakota	4	Kentucky	17	Montana	3
Ohio	58	Mississippi	5	Nevada	12
South Dakota	4	North Carolina	30	New Mexico	5
Wisconsin	41	South Carolina	16	Oregon	11
Total Midwest	311	Tennessee	20	Utah	12
		Total Southeast	185	Washington	19
				Wyoming	2
				Total West	236

Store Type		Location		Ownership
Prototype	969	Strip centers	777	Owned	412
Small	185	Community & regional malls	83	Leased	505
		Freestanding	294	Ground leased	237

Distribution Centers
The following table summarizes key information about each of our distribution centers.

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	420,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	360,000
Ottawa, Illinois	2008	328,000
On-line fulfillment centers:
Monroe, Ohio	2001	1,200,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,200,000
Plainfield, Indiana	Expected 2017	936,000
We own all of the distribution centers except Corsicana, Texas, which is leased.
Corporate Facilities
We own our corporate headquarters in Menomonee Falls, Wisconsin. We also own or lease additional buildings and office space, which are used by various corporate departments, including our credit operations.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that arise out of the conduct of our business.
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Executive Officers
Our executive officers as of January 28, 2017 were as follows:

Name	Age	Position
Kevin Mansell	64	Chairman, Chief Executive Officer and President
Sona Chawla	49	Chief Operating Officer
Michelle Gass	48	Chief Merchandising and Customer Officer
Wesley S. McDonald	54	Chief Financial Officer
Richard D. Schepp	56	Chief Administrative Officer
Mr. Mansell is responsible for Kohl’s strategic direction, long-term growth and profitability. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. Mr. Mansell began his retail career in 1975.
Ms. Chawla joined Kohl's in November 2015 as Chief Operating Officer and is responsible for Kohl's full omni-channel operations. She oversees all store operations, logistics and supply chain network, information and digital technology, and omni-channel strategy, planning and operations. Previously, she had served with Walgreens as

President of Digital and Chief Marketing Officer from February 2014 to November 2015 and President, E-Commerce from January 2011 to February 2014. Ms. Chawla began her retail and digital career in 2000.
Ms. Gass joined Kohl's in June 2013 as Chief Customer Officer and was named Chief Merchandising and Customer Officer in June 2015. She is responsible for all of Kohl's merchandising, planning and allocation, and product development functions as well as the company's overall customer engagement strategy, including marketing, public relations, social media and philanthropic efforts. Previously, she served in a variety of management positions with Starbucks Coffee Company since 1996, most recently as President, Starbucks Coffee EMEA (Europe, Middle East, Russia and Africa) from 2011 to May 2013. Ms. Gass began her retail career in 1991. From April 2014 to February 2017, Ms. Gass served as a director of Cigna Corporation, a global health service company.
Mr. McDonald was promoted to the principal officer position of Chief Financial Officer in June 2015 and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, non-merchandise purchasing, credit and capital investment. Previously, he had served as Senior Executive Vice President, Chief Financial Officer since December 2010. Mr. McDonald began his retail career in 1988. Mr. McDonald announced his retirement in November 2016, but will remain as Chief Financial Officer until a date to be mutually agreed upon by himself and the Company, but no later than July 2017. He is currently a director of Wingstop Inc., a restaurant operator and franchisor.
Mr. Schepp was promoted to the principal officer position of Chief Administrative Officer in June 2015 and is responsible for Kohl's human resources, legal, risk management and compliance, real estate, business development and store construction and design functions. He previously served as Senior Executive Vice President, Human Resources, General Counsel and Secretary from April 2013 to June 2015, Senior Executive Vice President General Counsel and Secretary from May 2011 to April 2013 and Executive Vice President, General Counsel and Secretary from August 2001 to May 2011. Mr. Schepp began his retail career in 1992.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information
Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History and our quarterly cash dividends per common share for each quarter in 2016 and 2015.

	2016			2015
	High	Low	Dividend	High	Low	Dividend
Fourth Quarter	$59.43	$39.00	$0.50	$50.86	$42.85	$0.45
Third Quarter	46.15	37.70	0.50	61.60	44.06	0.45
Second Quarter	45.07	34.49	0.50	74.51	61.17	0.45
First Quarter	51.13	39.69	0.50	79.07	61.44	0.45
On February 22, 2017, our Board of Directors approved a 10% increase in our dividend to $0.55 per common share. The dividend will be paid on March 22, 2017 to shareholders of record as of March 8, 2017. In 2016, we paid aggregate cash dividends of $358 million.
Holders
As of March 8, 2017, there were approximately 4,000 record holders of our Common Stock.
Performance Graph
The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s 500 Index and a Peer Group Index that is consistent with the retail peer group used in the Compensation Discussion & Analysis section of our Proxy Statement for our May 10, 2017 Annual Meeting of Shareholders. The Peer Group Index was calculated by S&P Global, a Standard & Poor’s business and includes Bed, Bath & Beyond Inc.; The Gap, Inc.; J.C. Penney Company, Inc.; L Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; Sears Holding Corporation; Target Corporation; and The TJX Companies, Inc. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 28, 2012 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Jan 28, 2012	Feb 2, 2013	Feb 1, 2014	Jan 31, 2015	Jan 30, 2016	Jan 28, 2017
Kohl’s Corporation	$100.00	$101.27	$114.50	$138.87	$119.39	$97.81
S&P 500 Index	100.00	117.61	141.49	161.61	160.54	194.04
Peer Group Index	100.00	120.64	133.20	170.06	160.37	148.61

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not sell any equity securities during 2016 that were not registered under the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In November 2016, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program to $2.0 billion. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.
The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 28, 2017:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
October 30 – November 26, 2016	498,349	$43.60	495,607	$2,000
November 27 – December 31, 2016	378,960	50.53	356,899	1,982
January 1 – January 28, 2017	1,865,261	41.14	1,847,000	1,906
Total	2,742,570	$42.88	2,699,506	$1,906

Item 6. Selected Consolidated Financial Data
The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

(Dollars in Millions, Except per Share and per Square Foot Data)	2016	2015	2014	2013	2012 (e)
Net sales
Dollars	$18,686	$19,204	$19,023	$19,031	$19,279
Net sales increase (decrease)	(2.7)%	1.0%	0.0%	(1.3)%	2.5%
Comparable sales (a)	(2.4)%	0.7%	(0.3)%	(1.2)%	0.3%
Per selling square foot (b)	$224	$228	$226	$227	$231
Gross margin
Dollars	$6,742	$6,939	$6,925	$6,944	$6,990
As a percent of sales	36.1%	36.1%	36.4%	36.5%	36.3%
Selling, general and administrative expenses
Dollars	$4,435	$4,452	$4,350	$4,313	$4,267
As a percent of sales	23.7%	23.2%	22.9%	22.7%	22.1%
Operating income
Dollars
Reported (GAAP)	$1,183	$1,553	$1,689	$1,742	$1,890
Excluding non-recurring items (Non-GAAP) (c)	$1,369	$1,553	$1,689	$1,742	$1,890
As a percent of sales
Reported (GAAP)	6.3%	8.1%	8.9%	9.2%	9.8%
Excluding non-recurring items (Non-GAAP) (c)	7.3%	8.1%	8.9%	9.2%	9.8%
Net income
Reported (GAAP)	$556	$673	$867	$889	$986
Excluding non-recurring items (Non-GAAP) (c)	$673	$781	$867	$889	$986
Diluted earnings per share
Reported (GAAP)	$3.11	$3.46	$4.24	$4.05	$4.17
Excluding non-recurring items (Non-GAAP) (c)	$3.76	$4.01	$4.24	$4.05	$4.17
Dividends per share	$2.00	$1.80	$1.56	$1.40	$1.28
Balance sheet
Total assets	$13,574	$13,606	$14,333	$14,228	$13,761
Working capital	$2,273	$2,362	$2,721	$2,412	$2,061
Long-term debt	$2,795	$2,792	$2,780	$2,777	$2,478
Capital lease and financing obligations	$1,816	$1,916	$1,968	$2,069	$2,061
Shareholders’ equity	$5,177	$5,491	$5,991	$5,978	$6,048
Cash flow
Cash flow from operations	$2,148	$1,474	$2,024	$1,884	$1,265
Capital expenditures	$768	$690	$682	$643	$785
Free cash flow (d)	$1,264	$671	$1,234	$1,127	$381
Return on average shareholders’ equity
Reported (GAAP)	10.6%	11.8%	14.7%	14.8%	15.8%
Excluding non-recurring items (Non-GAAP) (c)	12.5%	13.5%	14.7%	14.8%	15.8%
Kohl's store information
Number of stores	1,154	1,164	1,162	1,158	1,146
Total square feet of selling space (in thousands)	82,757	83,810	83,750	83,671	83,098

(a)
Comparable sales include sales for stores (including relocated or remodeled stores), which were open during both the current and prior year periods. We also include on-line sales in our comparable sales. Fiscal 2013 compares the 52 weeks ended February 1, 2014 and February 2, 2013. Fiscal 2012 compares the 52 weeks ended January 26, 2013 and January 28, 2012.

(b)	Net sales per selling square foot includes on-line sales and stores open for the full current period. 2012 excludes the impact of the 53rd week.

(c)
Non-recurring items include $186 million ($117 million, net of tax) of impairments, store closing, and other costs in 2016, and $169 million ($108 million, net of tax) of debt extinguishment losses in 2015. See GAAP to Non-GAAP reconciliation in Results of Operations.

(d)
Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations less capital expenditures and capital lease and financing obligation payments. See GAAP to Non-GAAP reconciliation in Liquidity and Capital Resources.

(e)
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
As of January 28, 2017, we operated 1,154 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and three Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only on-line.
Sales were $18.7 billion for 2016, 2.7% lower than 2015. On a comparable store basis, sales decreased 2.4%. The decrease was primarily driven by fewer transactions in our stores partially offset by higher average transaction value.
Inventory, gross margin and expenses were well-managed in a challenging sales environment.

•	Inventory per store decreased 5%.

•	Gross margin as a percentage of sales decreased 6 basis points to 36.1% driven by fewer promotional markdowns which were offset by higher shipping costs.

•	Sales, general and administrative expenses ("SG&A") decreased $17 million on strong expense management against the lower sales volume.
Net income for the year was $556 million, or $3.11 per diluted share. Excluding impairments, store closing and other costs in 2016 and loss on extinguishment of debt in 2015, net income was $673 million, or $3.76 per diluted share, 6% lower than last year.
See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results, how we define comparable sales, the impairment, store closing and other costs in 2016 and the loss on extinguishment of debt in 2015.
2017 Outlook
Our current expectations for 2017 are as follows:

	Including 53rd Week	Excluding 53rd Week
Net sales	Decrease (1.3) - Increase 0.7%	Decrease (2) - 0%
Comparable sales	Decrease (2) - 0%	Decrease (2) - 0%
Gross margin as a percent of sales	Increase 10 - 15 bps	Increase 10 - 15 bps
Selling, general and administrative expenses	Increase 0.5 - 2%	Increase 0 - 1.5%
Depreciation and amortization	$960 million	$960 million
Interest expense, net	$300 million	$297 million
Effective tax rate	37.5%	37.5%
Earnings per diluted share	$3.50 - $3.80	$3.40 - $3.70
Capital expenditures	$700 million	$700 million
Share repurchases	$350 million	$350 million

Results of Operations - 2016 compared to 2015
Net Sales
As our omni-channel strategy continues to mature, it is increasingly difficult to distinguish between a "store" sale and an "on-line" sale. Below is a list of some omni-channel examples:

•	Stores increase on-line sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering on-line.

•	On-line purchases can easily be returned in our stores.

•	Kohl's Cash coupons and Yes2You rewards can be earned and redeemed on-line or in store regardless of where they were earned.

•	In-store customers can order from on-line kiosks in our stores.

•	Buy on-line and pick-up in store is available in all stores.

•	Customers who utilize our mobile app while in the store may receive mobile coupons to use when they check out.

•	On-line orders may be shipped from a dedicated on-line fulfillment center, a store, a retail distribution center, direct ship vendors or any combination of the above.

•	More than 75% of our on-line customers also shop in our stores.
Because we do not have a clear distinction between "store" sales and "on-line" sales, we do not separately report on-line sales.
Comparable sales include sales for stores (including relocated or remodeled stores) which were open during both the current and prior year periods. We also include on-line sales in our comparable sales.
The following table summarizes net sales:

	2016	2015	Change
Net sales (in Millions)	$18,686	$19,204	(2.7)%
Net sales per selling square foot (a)	$224	$228	(1.8)%
(a) Net sales per selling square foot includes on-line sales and stores open for the full current period.
Drivers of the 2.4% decrease in comparable sales were as follows:

Selling price per unit	1.5%
Units per transaction	1.6
Average transaction value	3.1
Number of transactions	(5.5)
Comparable sales	(2.4)%
From a regional perspective, the West, Southeast, and Midwest outperformed the Company average in 2016. The South Central, Mid-Atlantic and Northeast underperformed the Company average for the year.
By line of business, Footwear and Men's outperformed the Company average in 2016. All other categories underperformed the Company average for the year.
Net sales per selling square foot decreased 2% to $224 in 2016, which is consistent with the decrease in comparable sales.
Gross Margin

(Dollars in Millions)	2016	2015	Change
Gross margin	$6,742	$6,939	$(197)
As a percent of net sales	36.1%	36.1%	6 bp

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
Gross margin as a percent of sales was consistent with 2015, as higher merchandise margin was substantially offset by higher shipping costs.
Selling, General and Administrative Expenses

(Dollars in Millions)	2016	2015	Change
SG&A	$4,435	$4,452	$(17)
As a percent of net sales	23.7%	23.2%	55 bp
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
The following table summarizes the increases and (decreases) in SG&A by expense type:

(Dollars in Millions)
Store expenses	$(4)
Corporate expenses	(2)
Distribution costs	2
Marketing costs, excluding credit card operations	15
Increase in net earnings from credit card operations	(28)
Total decrease	$(17)
Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged" and indicates that the expense was well-managed or effectively generated additional sales. If the expense as a percent of sales increased over the prior year, the expense "deleveraged" and indicates that sales growth was less than expense growth. SG&A as a percent of sales increased, or "deleveraged," by 55 basis points in 2016.
The decrease in store expenses includes reductions in store controllable expense, partially offset by higher store payroll due to on-going wage pressure and omni-channel support of ship-from-store and buy on-line, pick-up in store operations.
The decrease in corporate expenses reflects higher technology spending which was more than offset by expense management in other corporate areas.
Distribution costs, which exclude payroll related to on-line originated orders that were shipped from our stores, were $280 million for 2016, $2 million higher than 2015. Distribution costs increased due to higher fulfillment costs related to our growing on-line business partially offset by lower store distribution costs.
Marketing costs increased in 2016 as we increased our spending on digital media.
Earnings from our credit card operations, net of servicing and other credit-related expenses, were $484 million in 2016, $28 million higher than 2015. The increase is due to higher finance charges and late fees due to growth in the portfolio. Additionally, lower marketing costs were partially offset by higher servicing costs.

Other Expenses

(Dollars in Millions)	2016	2015	Change
Depreciation and amortization	$938	$934	$4
Interest expense, net	308	327	(19)
Impairments, store closing and other costs	186	—	186
Provision for income taxes	319	384	(65)
Effective tax rate	36.5%	36.3%	27 bp
The increase in depreciation and amortization reflects higher information technology ("IT") amortization which was partially offset by lower store depreciation due to maturing of our stores and store closures.
The decrease in net interest expense is due to lower interest on capital leases as the portfolio matures and stores were closed as well as favorable interest rates achieved during our $1.1 billion debt refinancing in 2015.
Impairments, store closing and other costs includes the following costs related to closing 18 stores in 2016 and the organizational realignment at our corporate office:

(Dollars in Millions)
Store leases:
Record future obligations	$114
Write-off net obligations	(21)
Impairments:
Software licenses	23
Buildings and other store assets	53
Severance and other	17
Total	$186
The increase in the effective tax rate is due to favorable state tax audit settlements in 2015 that were not repeated in 2016.
Net Income and Earnings Per Diluted Share

	2016
	Income before Taxes	Net Income	Earnings per Diluted Share
(Dollars in Millions, Except per Share Data)
GAAP	$875	$556	$3.11
Impairments, store closing and other costs	186	117	0.65
Adjusted (Non-GAAP)	$1,061	$673	$3.76
We believe adjusted results are useful because they provide enhanced visibility into our results for the periods excluding the impact of impairments, store closing and other costs in 2016.  However, these non-GAAP financial measures are not intended to replace GAAP measures.
Results of Operations - 2015 compared to 2014
Net Sales
The following table summarizes net sales:

	2015	2014	Change
Net sales (in Millions)	$19,204	$19,023	1.0%
Net sales per selling square foot (a)	$228	$226	0.9%
(a) Net sales per selling square foot includes on-line sales and stores open for the full current period.

Drivers of the 0.7% increase in comparable sales were as follows:

Selling price per unit	1.3%
Units per transaction	(0.4)
Average transaction value	0.9
Number of transactions	(0.2)
Comparable sales	0.7%
From a regional perspective, the West, Southeast, and Midwest outperformed the Company average in 2015. The South Central, Mid-Atlantic and Northeast underperformed the Company average.
By line of business, Footwear and Home outperformed the Company average in 2015. Men's and Women's were consistent with the Company average. Children's and Accessories both underperformed the Company average.
Net sales per selling square foot increased 0.9% to $228 in 2015, which is consistent with the increase in comparable sales.
Gross Margin

(Dollars in Millions)	2015	2014	Change
Gross margin	$6,939	$6,925	$14
As a percent of net sales	36.1%	36.4%	(27) bp
The decrease in gross margin as a percent of sales is due to an increase in shipping costs resulting from growth in on-line originated sales, partially offset by an increase in our merchandise margin.
Selling, General and Administrative Expenses

(Dollars in Millions)	2015	2014	Change
SG&A	$4,452	$4,350	$102
As a percent of net sales	23.2%	22.9%	(32) bp
The following table summarizes the increases and (decreases) in SG&A by expense type:

(Dollars in Millions)
Store expenses	$77
Corporate expenses	46
Distribution costs	6
Marketing costs, excluding credit card operations	(4)
Increase in net earnings from credit card operations	(23)
Total increase	$102
The increase in store expenses is primarily attributable to higher store payroll due to on-going wage pressure and omni-channel support of ship-from-store and buy on-line, pick-up in store operations. Property taxes and common area maintenance also increased.
Corporate expense increased due to technology and infrastructure investments related to our omni-channel strategy and other various corporate costs.
Distribution costs, which exclude payroll related to on-line originated orders that were shipped from our stores, were $278 million for 2015, $6 million higher than 2014. The increase is due to higher fulfillment costs related to our growing on-line business which were partially offset by lower store distribution costs.
Marketing costs decreased in 2015 as we decreased our spending in newspaper inserts and direct mail through optimized circulation and shifted spending to digital media.

Earnings from our credit card operations, net of servicing and other credit-related expenses, were $456 million, $23 million higher than 2014. The increase is due to higher finance charge revenues and late fees, partially offset by higher bad debt expense, all which were the result of growth in the portfolio. Additionally, lower marketing spend was partially offset by increased servicing costs.
Other Expenses

(Dollars in Millions)	2015	2014	Change
Depreciation and amortization	$934	$886	$48
Interest expense, net	327	340	(13)
Loss on extinguishment of debt	169	—	169
Provision for income taxes	384	482	(98)
Effective tax rate	36.3%	35.7%	(60) bp
The increase in depreciation and amortization was due to higher IT amortization which was partially offset by lower store depreciation due to maturing of our stores.
The decrease in net interest expense was the result of refinancing our debt at lower interest rates during 2015.
During 2015, we completed a cash tender offer and redemption for $1,085 million of senior unsecured debt. We recognized a $169 million loss on extinguishment of debt which included a $163 million bond tender premium paid to holders of the debt and a $6 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.
Changes in our effective tax rate were primarily due to favorable state audit settlements during 2014.
Net Income and Earnings Per Diluted Share

	2015
	Income before Taxes	Net Income	Earnings per Diluted Share
(Dollars in Millions, Except per Share Data)
GAAP	$1,057	$673	$3.46
Loss on extinguishment of debt	169	108	0.55
Adjusted (Non-GAAP)	$1,226	$781	$4.01
We believe adjusted results are useful because they provide enhanced visibility into our results for the periods excluding the loss on extinguishment of debt in 2015.  However, these non-GAAP financial measures are not intended to replace GAAP measures.
Inflation
Although we expect that our operations will be influenced by general economic conditions, including food, fuel and energy prices, and by costs to source our merchandise, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be impacted by such factors in the future.
Liquidity and Capital Resources
The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.
The following table includes cash balances and changes.

(Dollars in Millions)	2016	2015	2014
Cash and cash equivalents	$1,074	$707	$1,407
Net cash provided by (used in):
Operating activities	$2,148	$1,474	$2,024
Investing activities	(756)	(681)	(593)
Financing activities	(1,025)	(1,493)	(995)
Operating Activities
Net cash provided by operations increased $674 million to $2.1 billion in 2016. The increase reflects a 5% decrease in inventory per store as a result of our inventory reduction initiatives and increases in accounts payable due to timing of spring merchandise receipts and negotiations which extended payment terms with many of our vendors. The decrease in inventory and increase in accounts payable increased our accounts payable as a percent of inventory ratio to 39.7%, an 870 basis point increase over the prior year ratio.
Net cash provided by operations decreased $550 million to $1.5 billion in 2015.  The decrease is due to increases in our inventory balances and decreases in our accounts payable balance, due in part to the port strike in 2014.
Investing Activities
Net cash used in investing activities increased $75 million to $756 million in 2016, primarily due to higher spending for a fifth E-Commerce fulfillment center which we expect to open in 2017.
Net cash used in investing activities increased $88 million to $681 million in 2015.  Substantially all of the increase is due to proceeds from our final auction rate securities sales in 2014.  Despite the non-liquid nature of these investments following market conditions that arose in 2008, we were able to sell substantially all of our investments at par.
The following table summarizes expected and actual capital expenditures by major category as a percentage of total capital expenditures:

	2017 Estimate	2016	2015	2014
Information technology	50%	46%	44%	45%
Store strategies	20	28	36	33
Base capital	30	26	20	22
Total	100%	100%	100%	100%
We expect total capital expenditures of approximately $700 million in fiscal 2017. The actual amount of our future capital expenditures will depend on the number and timing of new stores and refreshes; expansion and renovations to distribution centers; the mix of owned, leased or acquired stores; and IT and corporate spending. We do not anticipate that our capital expenditures will be limited by any restrictive covenants in our financing agreements.
Financing Activities
Net cash used in financing activities decreased $468 million to $1.0 billion in 2016, primarily due to lower treasury stock repurchases. We paid cash for treasury stock repurchases of $557 million in 2016 and $1.0 billion in 2015. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.

Net cash used in financing activities increased $498 million to $1.5 billion in 2015.  The increase was due to a $324 million increase in treasury share repurchases and $160 million net cash used for the debt refinancing in 2015.
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
Though we have no current plans to do so, we may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.
As of January 28, 2017, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB
During 2016, we paid cash dividends of $358 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 25	May 12	August 11	November 11
Record date	March 9	June 8	September 7	December 7
Payment date	March 23	June 22	September 21	December 21
Amount per common share	$0.50	$0.50	$0.50	$0.50
On February 22, 2017, our Board of Directors approved a 10% increase in our dividend to $0.55 per common share. The dividend will be paid on March 22, 2017 to shareholders of record as of March 8, 2017.
Liquidity Ratios
The following table provides additional measures of our liquidity.

(Dollars in Millions)	2016	2015
Working capital	$2,273	$2,362
Current ratio	1.76	1.87
Free cash flow (a)	$1,264	$671

(a) Non-GAAP financial measure
Liquidity measures our ability to meet short-term cash needs. In 2016, working capital decreased $89 million and our current ratio decreased 11 basis points from year-end 2015 due to a decrease in inventory and an increase in accounts payable, which was partially offset by an increase in cash.
We generated $1.3 billion of free cash flow for 2016; an increase of $593 million over 2015. As discussed above, the increase is primarily the result of a decrease in inventory and an increase in accounts payable. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations. See the key financial ratio calculations section above.
Return on Investment Ratios
The following table provides additional measures of our return on investments.

	2016	2015	2014
Ratio of earnings to fixed charges	2.8	3.1	3.6
Return on assets	4.1%	4.7%	6.1%
Return on gross investment ("ROI") (a)	12.6%	14.5%	15.2%
(a) Non-GAAP financial measure
Lower earnings, including impairments, store closing and other costs in 2016 and loss on extinguishment of debt in 2015, caused decreases in all three of our return on investment ratios. See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of our ratio of earnings to fixed charges and the key financial ratio calculations below for the return on assets and ROI calculations.
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
Capital Structure Ratios
The following table provides additional measures of our capital structure.

	2016	2015	2014
Debt/capitalization	47.2%	46.3%	44.3%
Adjusted Debt to Adjusted EBITDAR (a)	2.65	2.52	2.45
(a) Non-GAAP financial measure
Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted debt ratio. As of January 28, 2017, we were in compliance with all debt covenants and expect to remain in compliance during 2017. See the key financial ratio calculations section below for our debt covenant calculation.
The increases in our debt/capitalization ratios are primarily due to treasury stock repurchases in both years.
The increases in our Adjusted Debt to Adjusted EBITDAR ratio were primarily due to lower Adjusted EBITDAR. Adjusted Debt to Adjusted EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by Adjusted EBITDAR. We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain an Adjusted Debt to Adjusted EBITDAR ratio that demonstrates our commitment to an investment grade rating and allows us to operate with an efficient capital structure for our size, growth plans and industry. We are currently exceeding our target goal to take advantage of a favorable, low interest rate debt environment. We currently have no plans for new debt in 2017. Our Adjusted Debt to Adjusted EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted Debt to Adjusted EBITDAR should be evaluated in addition to, and not considered a substitute for, other financial measures such as debt/capitalization. See the key financial ratio calculations section below for our Adjusted Debt to Adjusted EBITDAR calculation.

Key Financial Ratio Calculations
The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2016	2015	2014
Net cash provided by operating activities	$2,148	$1,474	$2,024
Acquisition of property and equipment	(768)	(690)	(682)
Capital lease and financing obligation payments	(127)	(114)	(114)
Proceeds from financing obligations	11	1	6
Free cash flow	$1,264	$671	$1,234
The following table includes our ROI and return on assets calculations:

(Dollars in Millions)	2016	2015	2014
Operating income	$1,183	$1,553	$1,689
Depreciation and amortization	938	934	886
Rent expense	276	279	277
EBITDAR	$2,397	$2,766	$2,852
Average: (a)
Total assets	$13,584	$14,288	$14,286
Cash equivalents and long-term investments (b)	(476)	(703)	(647)
Other assets	(35)	(40)	(32)
Accumulated depreciation and amortization	6,558	6,203	5,743
Accounts payable	(1,515)	(1,623)	(1,624)
Accrued liabilities	(1,188)	(1,175)	(1,119)
Other long-term liabilities	(620)	(556)	(551)
Capitalized rent (c)	2,654	2,672	2,667
Gross Investment (“AGI”)	$18,962	$19,066	$18,723
Return on Assets (“ROA”) (d)	4.1%	4.7%	6.1%
Return on Gross Investment (“ROI”) (e)	12.6%	14.5%	15.2%
(a) Represents average of 5 most recent quarter end balances
(b) Represents excess cash not required for operations
(c) Represents 10 times store rent and 5 times equipment/other rent
(d) Net income divided by average total assets
(e) EBITDAR divided by Gross Investment

The following table includes our debt ratio calculation, as defined by our debt agreements, as of January 28, 2017:

(Dollars in Millions)
Included Indebtedness
Total debt	$4,631
Less unamortized debt discount	(5)
Subtotal	4,626
Rent x 8	2,208
Included Indebtedness	$6,834
Debt Compliance Adjusted EBITDAR
Net income	$556
Rent expense	276
Depreciation and amortization	938
Net interest	308
Provision for income taxes	319
EBITDAR	2,397
Impairments, store closing and other costs	186
Adjusted EBITDAR	2,583
Stock based compensation	41
Other non-cash revenues and expenses	14
Debt Compliance Adjusted EBITDAR	$2,638
Debt Ratio (a)	2.59
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Adjusted Debt Compliance EBITDAR
The following table includes our Adjusted Debt to Adjusted EBITDAR and debt/capitalization calculations:

(Dollars in Millions)	2016	2015	2014
Total Debt (net of discount)	$4,626	$4,726	$4,761
Rent x 8	2,208	2,232	2,216
Adjusted Debt	$6,834	$6,958	$6,977
Total Equity	$5,177	$5,491	$5,991
Adjusted EBITDAR as calculated above	$2,583	$2,766	$2,852
Debt/capitalization (a)	47.2%	46.3%	44.3%
Adjusted Debt to Adjusted EBITDAR (b)	2.65	2.52	2.45
(a) Total debt divided by total debt and total equity
(b) Adjusted debt divided by Adjusted EBITDAR

Contractual Obligations
Our contractual obligations as of January 28, 2017 were as follows:

	Maturing in:
(Dollars in Millions)	Total	2017	2018 and 2019	2020 and 2021	2022 and after
Recorded contractual obligations:
Long-term debt	$2,815	$—	$—	$650	$2,165
Capital lease and financing obligations	1,345	123	225	194	803
	4,160	123	225	844	2,968
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,716	132	263	263	1,058
Capital lease and financing obligations	2,300	163	302	266	1,569
Operating leases (a)	5,309	253	503	486	4,067
Other (b)	1,075	294	322	225	234
	10,400	842	1,390	1,240	6,928
Total	$14,560	$965	$1,615	$2,084	$9,896

(a) Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $177 million for 2016, $179 million for 2015 and $175 million for 2014. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.
(b) Other includes royalties, legally binding minimum lease and interest payments for stores opening in 2017 or later, as well as payments associated with technology and marketing agreements.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of year-end 2016.
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
RIM inherently requires management judgment and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margin. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion trends and weather conditions.
Inventory shrinkage is estimated as a percent of sales for the period between the last physical inventory count and the balance sheet date. Shrink is the difference between the recorded amount of inventory and the physical inventory. We generally perform an annual physical inventory count at the majority of our stores and distribution centers. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable.
Vendor Allowances
We frequently receive allowances from our vendors for discounts that we have taken in order to sell the vendor’s merchandise and/or to support gross margins earned on those sales. This markdown support generally relates to sold inventory or permanent markdowns and, accordingly, is reflected as a reduction to cost of merchandise sold. Markdown support related to merchandise that has not yet been sold is recorded in inventory.
We also receive support from vendors for marketing and other costs that we have incurred to sell the vendors’ merchandise. To the extent the reimbursements are for specific, incremental and identifiable costs incurred to sell the vendor's products and do not exceed the costs incurred, they are recognized as a reduction of selling, general, and administrative expenses.  If these criteria are not met, the support is recorded in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.
Insurance Reserve Estimates
We are primarily self-insured for costs related to workers’ compensation, general liability, and employee-related health care benefits. We use a third-party actuary to estimate the liabilities associated with these risks. The actuary considers historical claims experience, demographic and severity factors, health care trends, and actuarial assumptions to estimate the liabilities associated with these risks. Historically, our actuarial estimates have not been materially different from actual results.
Impairment of Long-Lived Assets
We review our long-lived assets for impairment when events or changes in circumstances, such as decisions to close a store or significant operating losses, indicate the carrying value of the asset may not be recoverable. All long-lived assets are reviewed for impairment at least annually.
If our evaluations, which are performed on an undiscounted cash flow basis, indicate that the carrying amount of the asset may be not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset.
Identifying impaired assets and quantifying the related impairment loss, if any, requires significant estimates by management. The most significant of these estimates is the cash flow expected to result from the use and eventual disposition of the asset. When determining the stream of projected future cash flows associated with an individual store, management estimates future store performance including sales growth rates, gross margin, and controllable expenses, such as store payroll and occupancy expense. Projected cash flows must be estimated for future periods throughout the remaining life of the property, which may be as many as 40 years in the future. The accuracy of these estimates will be impacted by a number of factors including general economic conditions, changes in competitive landscape and our ability to effectively manage the operations of the store.
Other than the stores which we closed in 2016, we have not historically experienced any significant impairment of long-lived assets. Additionally, impairment of an individual building and related improvements, net of accumulated depreciation, would not generally be material to our financial results.
Store Closure Reserve
In 2016, we closed numerous leased stores prior to their scheduled lease expiration. In addition to future rent obligations, the closed store reserve includes estimates for operating and other expenses expected to be incurred over the remaining lease term, some of which extend through January 2030.
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
Leases
Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as a capital or operating lease.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
All of our long-term debt at year-end 2016 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.
We share in the net risk-adjusted revenue of the Kohl’s credit card portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. We also share the costs of funding the outstanding receivables as interest rates exceed defined rates. As a result, our share of profits from the credit card portfolio may be negatively impacted by increases in interest rates. The reduced profitability, if any, will be impacted by various factors, including our ability to pass higher funding costs on to the credit card holders and the outstanding receivable balance, and cannot be reasonably estimated at this time.
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
Our management assessed the effectiveness of our internal control over financing reporting as of January 28, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of January 28, 2017, our internal control over financial reporting was effective based on those criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Kohl's Corporation

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Kohl’s Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kohl’s Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kohl’s Corporation as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017 of Kohl’s Corporation and our report dated March 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 17, 2017

Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
For information with respect to our Directors, the Board of Directors’ committees and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 10, 2017 Annual Meeting of Shareholders (“our 2017 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2017 Proxy, which information is incorporated herein by reference.
See also Item 4A, Executive Officers of Part 1 hereof.
Item 11. Executive Compensation
See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2017 Proxy, including the "Compensation Committee Report" and "Compensation Discussion & Analysis", which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” and “Equity Compensation Plan Information” sections of our 2017 Proxy, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
See the information provided in the “Independence Determinations & Related Person Transactions” section of our 2017 Proxy, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
See the information provided in the “Fees Paid to Ernst & Young” section of our 2017 Proxy, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this report
1. Consolidated Financial Statements:
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
Item 16. Form 10-K Summary
Not applicable.

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
Dated: March 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ JONAS PRISING Jonas Prising Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ Adrianne Shapira Adrianne Shapira Director	/S/ NINA G. VACA Nina G. Vaca Director

/S/ JOHN E. SCHLIFSKE John E. Schlifske Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

/S/ FRANK V. SICA Frank V. Sica Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 13, 2015.

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

10.1(a)
Form of Chief Executive Officer Restricted Stock Agreement Pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016.*

10.1(b)
Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc. and Capital One, National Association, incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

10.1(c)
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

10.5
Summary of Executive Life and Accidental Death and Dismemberment Plans, incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.6
Kohl’s Corporation Annual Incentive Plan, incorporated herein by reference to Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders.*

Exhibit Number	Description
10.7	1994 Long-Term Compensation Plan, incorporated herein by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996.*

10.8	1997 Stock Option Plan for Outside Directors, incorporated herein by reference to Exhibit 4.4 of the Company’s registration statement on Form S-8 (File No. 333-26409), filed on May 2, 1997.*

10.9	Amended and Restated 2003 Long-Term Compensation Plan, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008.*

10.10
Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Annex A to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting.*

10.11
Form of Executive Performance Share Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 15, 2014.*

10.12
Form of Executive Stock Option Agreement pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13(a)
Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (5-year vesting), incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010.*

10.13(b)
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

Exhibit Number	Description
10.19(a)
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Wesley S. McDonald effective as of June 10, 2015, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 12, 2015.*

10.19(b)	Agreement dated as of November 9, 2016 by and between Kohl's Department Stores, Inc., Kohl's Corporation and Wesley S. McDonald.*

10.20
Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Richard D. Schepp effective as of June 10, 2015, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on June 12, 2015.*

10.22
Employment Agreement dated as of November 16, 2015 by and between Kohl's Department Stores, Inc., Kohl's Corporation and Sona Chawla, incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016.*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kohl's Corporation

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kohl’s Corporation at January 28, 2017 and January 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kohl’s Corporation’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
March 17, 2017

KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$1,074	$707
Merchandise inventories	3,795	4,038
Other	378	331
Total current assets	5,247	5,076
Property and equipment, net	8,103	8,308
Other assets	224	222
Total assets	$13,574	$13,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,507	$1,251
Accrued liabilities	1,224	1,206
Income taxes payable	112	130
Current portion of capital lease and financing obligations	131	127
Total current liabilities	2,974	2,714
Long-term debt	2,795	2,792
Capital lease and financing obligations	1,685	1,789
Deferred income taxes	272	257
Other long-term liabilities	671	563
Shareholders’ equity:
Common stock - 371 and 370 million shares issued	4	4
Paid-in capital	3,003	2,944
Treasury stock, at cost, 197 and 184 million shares	(10,338)	(9,769)
Accumulated other comprehensive loss	(14)	(17)
Retained earnings	12,522	12,329
Total shareholders’ equity	5,177	5,491
Total liabilities and shareholders’ equity	$13,574	$13,606
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except per Share Data)	2016	2015	2014
Net sales	$18,686	$19,204	$19,023
Cost of merchandise sold	11,944	12,265	12,098
Gross margin	6,742	6,939	6,925
Operating expenses:
Selling, general and administrative	4,435	4,452	4,350
Depreciation and amortization	938	934	886
Impairments, store closing and other costs	186	—	—
Operating income	1,183	1,553	1,689
Interest expense, net	308	327	340
Loss on extinguishment of debt	—	169	—
Income before income taxes	875	1,057	1,349
Provision for income taxes	319	384	482
Net income	$556	$673	$867
Net income per share:
Basic	$3.12	$3.48	$4.28
Diluted	$3.11	$3.46	$4.24
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Millions)	2016	2015	2014
Net income	$556	$673	$867
Other comprehensive income, net of tax:
Reclassification adjustment for interest expense on interest rate derivatives included in net income	3	3	3
Unrealized gains on investments	—	—	11
Other comprehensive income	3	3	14
Comprehensive income	$559	$676	$881
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at February 1, 2014	364	$4	$2,598	(153)	$(8,052)	$(34)	$11,462	$5,978
Comprehensive income	—	—	—	—	—	14	867	881
Stock options and awards, net of tax	3	—	145	(1)	(19)	—	—	126
Dividends paid ($1.56 per common share)	—	—	—	—	4	—	(321)	(317)
Treasury stock purchases	—	—	—	(12)	(677)	—	—	(677)
Balance at January 31, 2015	367	4	2,743	(166)	(8,744)	(20)	12,008	5,991
Comprehensive income	—	—	—	—	—	3	673	676
Stock options and awards, net of tax	3	—	201	(1)	(27)	—	—	174
Dividends paid ($1.80 per common share)	—	—	—	—	3	—	(352)	(349)
Treasury stock purchases	—	—	—	(17)	(1,001)	—	—	(1,001)
Balance at January 30, 2016	370	4	2,944	(184)	(9,769)	(17)	12,329	5,491
Comprehensive income	—	—	—	—	—	3	556	559
Stock options and awards, net of tax	1	—	59	—	(17)	—	—	42
Dividends paid ($2.00 per common share)	—	—	—	—	5	—	(363)	(358)
Treasury stock purchases	—	—	—	(13)	(557)	—	—	(557)
Balance at January 28, 2017	371	$4	$3,003	(197)	$(10,338)	$(14)	$12,522	$5,177

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2016	2015	2014
Operating activities
Net income	$556	$673	$867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	938	934	886
Share-based compensation	41	48	48
Excess tax benefits from share-based compensation	(5)	(10)	(3)
Deferred income taxes	13	(38)	49
Other non-cash expenses, net	30	24	31
Loss on extinguishment of debt	—	169	—
Impairments, store closing and other costs	57	—	—
Changes in operating assets and liabilities:
Merchandise inventories	249	(215)	68
Other current and long-term assets	(45)	43	(30)
Accounts payable	256	(260)	146
Accrued and other long-term liabilities	81	53	30
Income taxes	(23)	53	(68)
Net cash provided by operating activities	2,148	1,474	2,024
Investing activities
Acquisition of property and equipment	(768)	(690)	(682)
Sales of investments in auction rate securities	—	—	82
Other	12	9	7
Net cash used in investing activities	(756)	(681)	(593)
Financing activities
Treasury stock purchases	(557)	(1,001)	(677)
Shares withheld for taxes on vested restricted shares	(17)	(27)	(19)
Dividends paid	(358)	(349)	(317)
Proceeds from issuance of debt, net	—	1,088	—
Reduction of long-term borrowings	—	(1,085)	—
Premium paid on redemption of debt	—	(163)	—
Capital lease and financing obligation payments	(127)	(114)	(114)
Proceeds from stock option exercises	18	147	123
Excess tax benefits from share-based compensation	5	10	3
Proceeds from financing obligations	11	1	6
Net cash used in financing activities	(1,025)	(1,493)	(995)
Net increase (decrease) in cash and cash equivalents	367	(700)	436
Cash and cash equivalents at beginning of period	707	1,407	971
Cash and cash equivalents at end of period	$1,074	$707	$1,407
Supplemental information
Interest paid, net of capitalized interest	$299	$318	$329
Income taxes paid	314	372	502
Non-Cash investing and financing activities
Property and equipment acquired through additional liabilities	$54	$63	$41
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies
Business
As of January 28, 2017, we operated 1,154 department stores, a website (www.Kohls.com), 12 FILA outlets, and three Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only on-line.
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

Fiscal year	Ended	Number of Weeks
2016	January 28, 2017	52
2015	January 30, 2016	52
2014	January 31, 2015	52
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
Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $81 million at January 28, 2017 and $92 million at January 30, 2016.
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Property and Equipment
Property and equipment consist of the following:

(Dollars in Millions)	Jan 28, 2017	Jan 30, 2016
Land	$1,118	$1,110
Buildings and improvements:
Owned	8,004	7,999
Leased	1,801	1,848
Store fixtures and equipment	1,711	1,804
Computer hardware and software	1,939	1,590
Construction in progress	318	167
Total property and equipment, at cost	14,891	14,518
Less accumulated depreciation and amortization	(6,788)	(6,210)
Property and equipment, net	$8,103	$8,308
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
 Long-Lived Assets
All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. An impairment relating to store closures was recorded in 2016. No material impairments were recorded in 2015 or 2014 as a result of the tests performed.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Accrued Liabilities
Accrued liabilities consist of the following:

(Dollars in Millions)	Jan 28, 2017	Jan 30, 2016
Gift cards and merchandise return cards	$329	$323
Sales, property and use taxes	183	184
Payroll and related fringe benefits	147	117
Accrued capital	102	64
Marketing	82	77
Credit card liabilities	67	88
Other	314	353
Accrued liabilities	$1,224	$1,206
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
We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. Total liabilities for these risks were $65 million as of January 28, 2017 and $58 million as of January 30, 2016.
Our self-insured retention for property losses differs based on the type of claim.  For catastrophic claims such as earthquakes, floods and windstorms, the retained amount varies from 2 - 5% of the insurance claim.  For other standard claims, such as fire and building damages, we are self-insured for the first $250,000 per occurrence of the property loss.
Treasury Stock
We account for repurchases of common stock and shares withheld in lieu of taxes when restricted stock vests using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Other Comprehensive Income
The tax effects of each component of other comprehensive income are as follows:

(Dollars in Millions)	2016	2015	2014
Interest rate derivatives:
Before-tax amounts	$5	$5	$5
Tax expense	(2)	(2)	(2)
After-tax amounts	3	3	3
Unrealized gains on investments:
Before-tax amounts	—	—	18
Tax expense	—	—	(7)
After-tax amounts	—	—	11
Other comprehensive income	$3	$3	$14
Revenue Recognition
Revenue from the sale of merchandise at our stores is recognized at the time of sale, net of any returns. Sales of merchandise shipped to our customers are recorded based on estimated receipt of merchandise by the customer. Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.
Revenue from Kohl's gift card sales is recognized when the gift card is redeemed. Gift card breakage revenue is recognized based on historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by a customer is remote.
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

•    Shipping and handling expenses of on-line sales

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Vendor Allowances
We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates and promotion and marketing support. The vendor consideration is recorded as earned either as a reduction of inventory costs or Selling, General and Administrative Expenses. Promotional and marketing allowances are intended to offset our marketing costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.
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
Fair Value
Fair value measurements are required to be classified and disclosed in one of the following pricing categories:

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

Current assets and liabilities are reported at cost, which approximate fair value.
Leases
We lease certain property and equipment used in our operations.
We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost over runs or non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental payments and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items generally are considered “continuing involvement” which precludes us from derecognizing the assets from our Balance Sheet when construction is complete. In conjunction with these leases, we also record financing obligations equal to the cash proceeds or fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
All other leases are considered operating leases. Assets subject to an operating lease and the related lease payments are not recorded on our Balance Sheet. Rent expense is recognized on a straight-line basis over the expected lease term.
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
Marketing
Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2016	2015	2014
Gross marketing costs	$1,164	$1,171	$1,189
Vendor allowances	(148)	(160)	(165)
Net marketing costs	$1,016	$1,011	$1,024
Net marketing costs as a percent of net sales	5.4%	5.3%	5.4%
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
Net Income Per Share
Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed for share-based awards.
The information required to compute basic and diluted net income per share is as follows:

(Dollars in Millions, Except per Share Data)	2016	2015	2014
Numerator—net income	$556	$673	$867
Denominator—weighted average shares
Basic	178	193	203
Impact of dilutive employee stock options (a)	1	2	1
Diluted	179	195	204
Net income per share:
Basic	$3.12	$3.48	$4.28
Diluted	$3.11	$3.46	$4.24
(a) Excludes 3 million share-based awards for 2016, 1 million share-based awards for 2015 and 3 million share-based awards for 2014 as the impact of such awards was antidilutive.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Business and Summary of Accounting Policies (continued)
Share-Based Awards
Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.
Recent Accounting Pronouncements
The following table provides a brief description of issued, but not yet effective, accounting standards:

Standard	Description	Effect on our Financial Statements
Compensation - Stock Compensation (ASC Topic 718) Issued March 2016 Effective Q1 2017
The new standard modifies several aspects of accounting and reporting for share-based payment transactions. Under the new standard, we will recognize excess income tax benefits and tax deficiencies related to share-based payments as income tax expense in our income statement, rather than as additional paid-in capital on our balance sheet.

The new standard also allows us to change the way we account for forfeitures and for shares withheld from employees to satisfy income tax obligations.

Generally, the new standard will result in higher tax expense when our stock price declines and lower tax expense when our stock price increases. Based on options and restricted shares outstanding as of year-end, every $1 change in our stock price would change our effective tax rate by approximately 3 basis points.

We do not expect to change our accounting for forfeitures or shares withheld for taxes.

Revenue from Contracts with Customers (ASC Topic 606) Issued May 2014 Effective Q1 2018
The standard eliminates the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principles-based approach for revenue recognition and disclosures.

The standard will change the way we account for sales returns, our loyalty program and certain promotional programs.  Based on current estimates, we do not expect these provisions of the standard will have a material impact on our financial statements.

We are currently evaluating the impact other provisions of the standard may have on our financial statements, including principal vs agent considerations and presentation of net earnings of our credit card operations.  Under current accounting, substantially all merchandise sales are reported gross as we are considered the principal in the transaction and net credit card earnings are reported in Selling, General and Administrative Expenses.

We will elect an adoption methodology after we have evaluated the impact that all provisions of the standard will have on our financial statements.

Leases (ASC Topic 842) Issued February 2016 Effective Q1 2019
Among other things, the new standard requires us to recognize a right of use asset and a lease liability on our balance sheet for leases. It also changes the presentation and timing of lease-related expenses.

Approximately 5% of our store leases and all of our land leases are not currently recorded on our balance sheet. Recording right of use assets and liabilities for these and other non-store leases is expected to have a material impact on our balance sheet. We are also evaluating the impact that recording right of use assets and liabilities will have on our income statement and the financial statement impact that the standard will have on leases which are currently recorded on our balance sheet.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Impairments, Store Closing and Other Costs
During 2016, we closed 18 underperforming stores and recorded the following costs related to the store closures and the organizational realignment at our corporate office:

(Dollars in Millions)
Store leases:
Record future obligations	$114
Write-off net obligations	(21)
Impairments:
Software licenses	23
Buildings and other store assets	53
Severance and other	17
Impairments, store closing and other costs	$186
The store lease future obligation charge represents the discounted value of rents and other lease liabilities under non-cancelable lease terms and will be paid over the next 13 years. All of the severance will be paid out within two years. The remaining charge is primarily non-cash write-offs of assets and liabilities that were previously recorded on our Balance Sheet.
The following table summarizes changes in the store closure and restructure reserve during 2016:

(Dollars in Millions)	Store Lease Obligations	Severance	Total
Charges	$114	$15	129
Payments	(11)	(12)	(23)
Balance at end of year	$103	$3	$106
3. Debt
Long-term debt includes the following unsecured senior debt as of January 28, 2017 and January 30, 2016:

Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Outstanding
2021	4.81%	4.00%	$650
2023	3.25%	3.25%	350
2023	4.78%	4.75%	300
2025	4.25%	4.25%	650
2029	7.36%	7.25%	99
2033	6.05%	6.00%	166
2037	6.89%	6.88%	150
2045	5.57%	5.55%	450
	4.88%		$2,815
Long-term debt is net of unamortized debt discounts and deferred financing costs of $20 million at January 28, 2017 and $23 million at January 30, 2016.
Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.7 billion at January 28, 2017 and $2.8 billion at January 30, 2016.
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Debt (continued)
We have various facilities upon which we may draw funds, including a 5-year, $1 billion senior unsecured revolving credit facility which matures in June 2020.
Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of January 28, 2017, we were in compliance with all covenants of the various debt agreements.
We also have outstanding trade letters of credit and stand-by letters of credit totaling approximately $54 million at January 28, 2017, issued under uncommitted lines with two banks.
4. Lease Commitments
Rent expense charged to operations was $276 million for 2016, $279 million for 2015, and $277 million for 2014. In addition to rent payments, we are often required to pay real estate taxes, insurance and maintenance costs on leased properties. These items are not included in the future minimum lease payments listed below. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.
Future minimum lease payments at January 28, 2017 were as follows:

(Dollars in Millions)	Capital Lease and Financing Obligations	Operating Leases
Fiscal year:
2017	$286	$253
2018	272	254
2019	255	249
2020	238	245
2021	222	241
Thereafter	2,372	4,067
	3,645	$5,309
Non-cash gain on future sale of property	471
Amount representing interest	(2,300)
Present value of lease payments	$1,816
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
The total costs for these benefit plans were $47 million for 2016, $49 million for 2015, and $43 million for 2014.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes
Deferred income taxes consist of the following:

(Dollars in Millions)	Jan 28, 2017	Jan 30, 2016
Deferred tax liabilities:
Property and equipment	$1,226	$1,319
Merchandise inventories	95	—
Total deferred tax liabilities	1,321	1,319
Deferred tax assets:
Capital lease and financing obligations	711	752
Accrued and other liabilities, including stock-based compensation	194	151
Accrued step rent liability	111	106
Federal benefit on state tax reserves	47	45
Unrealized loss on interest rate swap	9	11
Merchandise inventories	—	24
Total deferred tax assets	1,072	1,089
Net deferred tax liability	$249	$230
Deferred tax assets included in other long-term assets totaled $23 million as of January 28, 2017 and $27 million as of January 30, 2016.
The components of the provision for income taxes were as follows:

(Dollars in Millions)	2016	2015	2014
Current federal	$272	$397	$400
Current state	25	34	36
Deferred federal	16	(35)	48
Deferred state	6	(12)	(2)
Provision for income taxes	$319	$384	$482
Our effective tax rate differs from the amount that would be provided by applying the federal statutory tax rate due to the following items:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.4	2.1	1.3
Other federal tax credits	(0.9)	(0.8)	(0.6)
Effective tax rate	36.5%	36.3%	35.7%
We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The only federal returns subject to examination are for the 2009 through 2016 tax years. State returns subject to examination vary depending upon the state. Generally, the 2013 through 2016 tax years are subject to state examination. The earliest open period is 2005. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes (continued)
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	2016	2015
Balance at beginning of year	$139	$123
Increases due to:
Tax positions taken in prior years	3	16
Tax positions taken in current year	15	19
Decreases due to:
Tax positions taken in prior years	—	(6)
Settlements with taxing authorities	(6)	(10)
Lapse of applicable statute of limitations	(2)	(3)
Balance at end of year	$149	$139
Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $29 million at January 28, 2017 and $23 million at January 30, 2016. We had $6 million in interest and penalty expense for 2016, none for 2015, and $2 million for 2014.
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $110 million as of January 28, 2017 and $101 million as of January 30, 2016. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.
We have both payables and receivables for current income taxes recorded on our Balance Sheet. Receivables included in other current assets totaled $27 million as of January 28, 2017 and $26 million as of January 30, 2016.
7. Stock-Based Compensation
We currently grant share-based compensation pursuant to the Kohl’s Corporation 2010 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units and options to purchase shares of our common stock, to officers, key employees and directors. As of January 28, 2017, there were 18.5 million shares authorized and 7.3 million shares available for grant under the 2010 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants. We also have outstanding options which were granted under previous compensation plans.
Annual grants are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year.
Stock Options
The majority of stock options granted to employees vest in five equal annual installments. Outstanding options granted to employees after 2005 have a term of seven years. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Outstanding options granted to directors have a term of 10 years.
All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award was estimated using a Black-Scholes option valuation model. The weighted average fair value of options granted in 2014 was $12.23.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)
The following table summarizes our stock option activity:

	2016		2015		2014
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	3,076	$52.65	6,211	$52.95	11,375	$56.05
Granted	—	—	—	—	186	54.69
Exercised	(410)	46.86	(2,815)	52.79	(2,647)	46.87
Forfeited/expired	(316)	55.39	(320)	57.36	(2,703)	72.21
Balance at end of year	2,350	$53.29	3,076	$52.65	6,211	$52.95
The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $2 million in 2016, $52 million in 2015 and $30 million in 2014.
Additional information related to stock options outstanding and exercisable at January 28, 2017, segregated by exercise price range, is summarized below:

(Shares in Thousands)	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 41.08 – $ 50.00	831	2.4	$47.76	623	2.3	$47.79
$ 50.01 – $ 60.00	1,170	1.6	53.26	1,026	1.3	53.25
$ 60.01 – $ 77.62	349	0.3	66.56	349	0.3	66.56
Balance at end of year	2,350	1.7	$53.29	1,998	1.4	$53.88
All of our outstanding or exercisable stock options had exercise prices in excess of our stock price on January 28, 2017 ($39.00).
Nonvested Stock Awards
We have also awarded shares of nonvested common stock to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Employee awards generally vest over five years. Director awards vest over the term to which the director was elected, generally one year. In lieu of cash dividends, holders of nonvested stock awards are granted restricted stock equivalents which vest consistently with the underlying nonvested stock awards.
The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stock-Based Compensation (continued)
The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2016		2015		2014
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,211	$57.37	2,431	$52.29	2,653	$50.56
Granted	1,128	46.61	955	65.02	910	56.13
Vested	(935)	55.54	(957)	52.61	(818)	50.69
Forfeited	(241)	55.54	(218)	55.16	(314)	51.47
Balance at end of year	2,163	$52.75	2,211	$57.37	2,431	$52.29
The aggregate fair value of awards at the time of vesting was $52 million in 2016, $50 million in 2015 and $41 million in 2014.
Performance Share Units
We grant performance-based restricted stock units ("performance share units") to certain executives. The performance measurement period for these performance share units is three fiscal years. The fair market value of the grants are determined using a Monte-Carlo valuation on the date of grant.
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
The following table summarizes performance share unit activity by year of grant:

	2016		2015		2014
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	357	$63.58	221	$56.76	300	$55.33
Granted	309	47.89	177	70.50	18	60.76
Vested	—	—	—	—	(34)	50.72
Forfeited	(154)	59.74	(41)	56.71	(63)	54.41
Balance at end of year	512	$57.82	357	$63.58	221	$56.76
Other Required Disclosures
Stock-based compensation expense, other than that included in Impairments, store closing and other costs, is included in Selling, General and Administrative Expenses in our Consolidated Statements of Income. Stock-based compensation expense totaled $44 million for 2016 and $48 million for both 2015 and 2014. At January 28, 2017, we had approximately $79 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 2 years.

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
9. Quarterly Financial Information (Unaudited)

	2016
(Dollars in Millions, Except per Share Data)	First	Second	Third	Fourth
Net sales	$3,972	$4,182	$4,327	$6,205
Gross margin	$1,412	$1,650	$1,607	$2,072
Selling, general and administrative expenses	$1,008	$986	$1,080	$1,360
Impairments, store closing and other costs	$64	$128	$(6)	—
Net income	$17	$140	$146	$252
Basic shares	183	180	177	174
Basic net income per share	$0.09	$0.77	$0.83	$1.45
Diluted shares	184	181	177	175
Diluted net income per share	$0.09	$0.77	$0.83	$1.44

	2015
(Dollars in Millions, Except per Share Data)	First	Second	Third	Fourth
Net sales	$4,123	$4,267	$4,427	$6,387
Gross margin	$1,523	$1,662	$1,643	$2,112
Selling, general and administrative expenses	$1,016	$1,005	$1,099	$1,332
Loss on extinguishment of debt	—	$131	$38	—
Net income	$127	$130	$120	$296
Basic shares	200	196	191	187
Basic net income per share	$0.64	$0.66	$0.63	$1.58
Diluted shares	202	197	192	187
Diluted net income per share	$0.63	$0.66	$0.63	$1.58
Due to changes in stock prices during the year and timing of share repurchases and issuances, the sum of quarterly net income per share may not equal the annual net income per share.