Form 10-Q
period 2017-04-29
KOHLS Corp
filed 2017-06-02
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	¨¬ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 27, 2017 Common Stock, Par Value $0.01 per Share, 170,481,383 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	April 29, 2017	January 28, 2017	April 30, 2016
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$625	$1,074	$423
Merchandise inventories	3,991	3,795	4,084
Other	328	378	348
Total current assets	4,944	5,247	4,855
Property and equipment, net	8,069	8,103	8,230
Other assets	231	224	219
Total assets	$13,244	$13,574	$13,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,480	$1,507	$1,346
Accrued liabilities	1,088	1,224	1,126
Income taxes payable	137	112	48
Current portion of capital lease and financing obligations	134	131	127
Total current liabilities	2,839	2,974	2,647
Long-term debt	2,795	2,795	2,793
Capital lease and financing obligations	1,657	1,685	1,770
Deferred income taxes	285	272	239
Other long-term liabilities	674	671	558
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,013	3,003	2,961
Treasury stock, at cost	(10,503)	(10,338)	(9,906)
Accumulated other comprehensive loss	(13)	(14)	(16)
Retained earnings	12,493	12,522	12,254
Total shareholders’ equity	4,994	5,177	5,297
Total liabilities and shareholders’ equity	$13,244	$13,574	$13,304
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in Millions, Except per Share Data)	Three Months Ended
	April 29, 2017	April 30, 2016
Net sales	$3,843	$3,972
Cost of merchandise sold	2,445	2,560
Gross margin	1,398	1,412
Operating expenses:
Selling, general and administrative	975	1,008
Depreciation and amortization	238	234
Impairments, store closing and other costs	—	64
Operating income	185	106
Interest expense, net	76	79
Income before income taxes	109	27
Provision for income taxes	43	10
Net income	$66	$17
Net income per share:
Basic	$0.39	$0.09
Diluted	$0.39	$0.09
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in Millions, Except per Share Data)	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 28, 2017	371	$4	$3,003	(197)	$(10,338)	$(14)	$12,522	$5,177
Comprehensive income	—	—	—	—	—	1	66	67
Stock options and awards, net of tax	1	—	10	—	(10)	—	—	—
Dividends paid ($0.55 per common share)	—	—	—	—	1	—	(95)	(94)
Treasury stock purchases	—	—	—	(4)	(156)	—	—	(156)
Balance at April 29, 2017	372	$4	$3,013	(201)	$(10,503)	$(13)	$12,493	$4,994
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in Millions)	Three Months Ended
	April 29, 2017	April 30, 2016
Operating activities
Net income	$66	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238	234
Share-based compensation	10	12
Deferred income taxes	13	(18)
Other non-cash revenues and expenses	(12)	7
Impairments, store closing and other costs	—	64
Changes in operating assets and liabilities:
Merchandise inventories	(193)	(44)
Other current and long-term assets	42	(15)
Accounts payable	(27)	95
Accrued and other long-term liabilities	(117)	(125)
Income taxes	26	(87)
Net cash provided by operating activities	46	140
Investing activities
Acquisition of property and equipment	(216)	(177)
Proceeds from sales of property and equipment	13	3
Net cash used in investing activities	(203)	(174)
Financing activities
Treasury stock purchases	(156)	(126)
Shares withheld for taxes on vested restricted shares	(10)	(12)
Dividends paid	(94)	(91)
Capital lease and financing obligation payments	(32)	(31)
Proceeds from stock option exercises	—	6
Proceeds from financing obligations	—	4
Net cash used in financing activities	(292)	(250)
Net decrease in cash and cash equivalents	(449)	(284)
Cash and cash equivalents at beginning of period	1,074	707
Cash and cash equivalents at end of period	$625	$423
Supplemental information
Interest paid, net of capitalized interest	$46	$50
Income taxes paid	5	126
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$13	$9
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
We operate as a single business unit.
During the quarter ended April 29, 2017, we adopted the new accounting standard on share-based payments as required.  The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Statements of Cash Flows. The adoption of the new standard resulted in the following:

•
Net tax detriments related to share-based compensation awards of $5 million for the quarter ended April 29, 2017 were recognized as increases to income tax expense in our Statements of Income. Prior to adoption of the new standard, this amount would have been recorded as a decrease in additional paid-in capital in our Balance Sheet. This change was accounted for prospectively and will likely create volatility in our future effective tax rate.

•
Accounting rules require us to use the treasury stock method when calculating potential common shares used to determine diluted earnings per share. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis and had an immaterial impact on our weighted average common shares outstanding for the quarter ended April 29, 2017.

•
The new standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the Statements of Cash Flows. Previously, these cash flows were included in financing activities. We elected to retrospectively apply the presentation requirements. The retrospective application had no impact on our net cash provided by operations and net cash used in financing activities for the three months ended April 30, 2016, but will increase our net cash provided by operations and net cash used in financing activities by $5 million for the year ended January 28, 2017.

We elected not to change our policy on accounting for forfeitures and continue to estimate the total number of awards for which the requisite service period will not be rendered. At this time, we have not changed our policy on statutory withholding requirements and will continue to allow employees to withhold up to the minimum statutory withholding requirements.

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Store Closure and Restructure Reserve
During 2016, we closed 18 underperforming stores. The following table summarizes changes in the store closure and restructure reserve during the quarter:

(Dollars in Millions)	Store Lease Operations	Severance	Total
Balance - January 28, 2017	$103	$3	$106
Payments	(3)	(1)	(4)
Balance - April 29, 2017	$100	$2	$102

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Debt
Long-term debt consists of the following unsecured senior debt as of April 29, 2017, January 28, 2017, and April 30, 2016:

Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Outstanding
2021	4.81%	4.00%	$650
2023	3.25%	3.25%	350
2023	4.78%	4.75%	300
2025	4.25%	4.25%	650
2029	7.36%	7.25%	99
2033	6.05%	6.00%	166
2037	6.89%	6.88%	150
2045	5.57%	5.55%	450
	4.88%		$2,815
Long-term debt is net of unamortized debt discounts and deferred financing costs of $20 million at April 29, 2017 and January 28, 2017, and $22 million at April 30, 2016.
Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.8 billion at April 29, 2017, $2.7 billion at January 28, 2017 and $2.8 billion at April 30, 2016.
4. Stock-Based Compensation
The following table summarizes our stock-based compensation activity for the three months ended April 29, 2017:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 28, 2017	2,350	$53.29	2,163	$52.75	512	$57.82
Granted	—	—	1,085	38.08	309	40.42
Exercised/vested	—	—	(515)	53.72	(105)	57.58
Forfeited/expired	(435)	60.58	(68)	53.09	—	—
Balance - April 29, 2017	1,915	$51.64	2,665	$46.58	716	$50.35
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
The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended
(Dollar and Shares in Millions, Except per Share Data)	April 29, 2017	April 30, 2016
Numerator—Net income	$66	$17
Denominator—Weighted average shares:
Basic	170	183
Impact of dilutive stock-based awards	1	1
Diluted	171	184
Antidilutive shares	3	4
Net income per share:
Basic	$0.39	$0.09
Diluted	$0.39	$0.09

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "the quarter" and "the first quarter" are for the three fiscal months (13 weeks) ended April 29, 2017 and April 30, 2016. References to "2017" are for the quarter ended April 29, 2017. References to "2016" are for the quarter ended April 30, 2016.
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2016 Annual Report on Form 10-K (our "2016 Form 10-K"). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2016 Form 10-K (particularly in "Risk Factors").

Executive Summary
As of April 29, 2017, we operated 1,154 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and three Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only on-line.
Sales were $3.8 billion for the quarter, 3.2% lower than the first quarter of last year. On a comparable store basis, sales were 2.7% lower than the first quarter of 2016. The decreases were primarily driven by fewer transactions partially offset by higher average transaction value.
Inventory, gross margin and expenses were well-managed in a challenging sales environment:

•	Inventory per store decreased 1%.

•
Gross margin as a percentage of sales increased 83 basis points to 36.4% driven by improved inventory management and lower levels of seasonal carryover. Margin was also positively impacted by improved promotional markdown levels over last year.

•
Selling, general and administrative expenses (“SG&A”) decreased $33 million, or 3%. We were able to leverage expenses by 2 basis points on a 3% decrease in sales primarily due to expense reduction in marketing and store expenses.

Net income for the quarter was $66 million, or $0.39 per diluted share, 26% higher than adjusted diluted earnings per share for the first quarter of 2016 which excludes impairment, store closing and other costs.
See "Results of Operations" and "Financial Condition and Liquidity" for additional details about our financial results.
Results of Operations
Net Sales
Net sales decreased $129 million, or 3.2%, to $3.8 billion for the first quarter of 2017. Comparable sales decreased 2.7% during the quarter. During the quarter, we changed our comparable sales definition to align with our internal company reporting. Under the new definition, Kohl's store sales are included in comparable sales after the store has been open for 12 full months. On-line sales and sales at remodeled and relocated Kohl's stores are included in comparable sales, unless square footage has changed by more than 10%. The prior definition included sales for stores (including relocated or remodeled stores) which were open during all of the current and prior periods. Comparable sales decreased 2.7% using both definitions.
Transactions during the first quarter of 2017 were lower than the first quarter of 2016. Average transaction value increased as an increase in selling price per unit was only partially offset by a decrease in units per transaction.
From a regional perspective, the Southeast, South Central, and West outperformed the Company average. The Mid-Atlantic, Midwest, and Northeast underperformed the Company average.
By line of business, Footwear, Home, and Men's outperformed the Company average for the quarter. Children's, Women's, and Accessories underperformed the Company average for the quarter.
Gross Margin

	Quarter
(Dollars in Millions)	2017	2016	Change
Gross margin	$1,398	$1,412	$(14)
As a percent of net sales	36.4%	35.5%	83 bp
Gross margin includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns;

freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for on-line sales; and terms cash discount. Our gross margin may not be comparable with that of other retailers because we include distribution center and buying costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.
Gross margin as a percent of sales increased 83 basis points for the quarter primarily due to improved inventory management and lower levels of seasonal carryover. Gross margin was also positively impacted by improved promotional markdown levels over last year.
Selling, General and Administrative Expenses ("SG&A")

	Quarter
(Dollars in Millions)	2017	2016	Change
SG&A	$975	$1,008	$(33)
As a percent of net sales	25.4%	25.4%	(2) bp
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
The following table summarizes the increases and (decreases) in SG&A by expense type for the quarter:

(Dollars In Millions)	Quarter
Marketing costs, excluding credit card operations	$(24)
Store expenses	(11)
Other SG&A	2
Total decrease	$(33)
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
SG&A as a percent of sales decreased, or "leveraged," by 2 basis points for the quarter. The largest contributors to the SG&A leverage were marketing and store expenses. Marketing spend was positively impacted by not repeating an unproductive event and through efficiencies gained in our non-customer facing spend. Stores operated more productively and managed expenses down with lower sales.
Other Expenses

	Quarter
(Dollars in Millions)	2017	2016	Change
Depreciation and amortization	$238	$234	$4
Interest expense, net	76	79	(3)
Impairments, store closing and other costs	—	64	(64)
Provision for income taxes	43	10	33
Effective tax rate	39.2%	37.6%	160 bps
Depreciation and amortization increased as a result of higher IT amortization. Interest expense decreased due to lower interest on capital leases as the portfolio matures.

The provision for income taxes reflects changes in pretax income and the effective tax rate. Our income tax rate was 39.2% during the quarter, 160 basis points higher than last year. This increase was due to the new stock based compensation rules adopted during the quarter, partially offset by an increase in favorable tax settlements. The new rules require us to recognize income tax benefits and tax deficiencies related to share-based awards as income tax expense rather than as equity on our balance sheet.
Income before Income Taxes, Net Income and Earnings Per Diluted Share

	Quarter
	2017			2016
	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
(Dollars in Millions, Except per Share Data)
GAAP	$109	$66	$0.39	$27	$17	$0.09
Impairments, store closing and other costs	—	—	—	64	41	0.22
Adjusted (Non-GAAP)	$109	$66	$0.39	$91	$58	$0.31
We believe the adjusted results in the table above are useful because they provide enhanced visibility into our results excluding the impact of store closures and restructuring charges in 2016.  However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.
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
Liquidity and Capital Resources
The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Quarter		Decrease in Cash
(Dollars in Millions)	2017	2016	$	%
Net cash provided by (used in):
Operating activities	$46	$140	$(94)	(67)%
Investing activities	(203)	(174)	(29)	(17)%
Financing activities	(292)	(250)	(42)	(17)%
Operating Activities

Operating activities generated $46 million of cash in the first quarter of 2017, a decrease of $94 million from the first quarter of 2016. The decrease is primarily due to timing of accounts payable and changes in inventory, partially offset by timing of required tax payments.
Merchandise inventories decreased $93 million from April 30, 2016 to $4.0 billion at April 29, 2017. Inventory per store decreased 1% from the first quarter of 2016. Accounts payable as a percent of inventory was 37.1% at April 29, 2017, compared to 32.9% at April 30, 2016. The increase is due to lower inventory levels and timing of Easter receipts.
Investing Activities
Investing activities used cash of $203 million in the first quarter of 2017 and $174 million in the first quarter of 2016. Substantially all of the increase is due to spending on our fifth e-commerce fulfillment center, which we plan to open in 2017.
Financing Activities
Financing activities used cash of $292 million in the first quarter of 2017 and $250 million in the first quarter of 2016.
We paid cash for treasury stock purchases of $156 million in the first quarter of 2017 and $126 million in the first quarter of 2016. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $94 million ($0.55 per share) in the first quarter of 2017 and $91 million ($0.50 per share) in the first quarter of 2016. On May 10, 2017, our Board of Directors declared a quarterly cash dividend on our common stock of $0.55 per share. The dividend is payable on June 21, 2017 to shareholders of record at the close of business on June 7, 2017.
As of April 29, 2017, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB	BBB
Free Cash Flow
Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligation payments (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and net cash provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.
The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2017	2016	Decrease in Free Cash Flow
Net cash provided by operating activities	$46	$140	$(94)
Acquisition of property and equipment	(216)	(177)	(39)
Capital lease and financing obligation payments	(32)	(31)	(1)
Proceeds from financing obligations	—	4	(4)
Free cash flow	$(202)	$(64)	$(138)
Key Financial Ratios
Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	April 29, 2017	April 30, 2016
Working capital	$2,105	$2,208
Current ratio	1.74	1.83
Debt/capitalization	47.9%	47.0%
The decreases in working capital and the current ratio are primarily due to higher accounts payable and income taxes payable balances and lower inventory in 2017, which were partly offset by higher cash balances. The debt/capitalization ratio increased primarily due to lower shareholders' equity, which was primarily due to share repurchases.
Debt Covenant Compliance
As of April 29, 2017, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2017.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,606
Less unamortized debt discount	(5)
Subtotal	4,601
Rent x 8	2,232
Included Indebtedness	$6,833
Debt Compliance Adjusted EBITDAR - Rolling 12-month
Net income	$605
Rent expense	279
Depreciation and amortization	942
Net interest	305
Provision for income taxes	352
EBITDAR	2,483
Impairments, store closing and other costs	122
Adjusted EBITDAR	2,605
Stock based compensation	39
Other non-cash revenues and expenses	(4)
Debt Compliance Adjusted EBITDAR	$2,640
Debt Ratio (a)	2.59
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Debt Compliance Adjusted EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of April 29, 2017.
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, liquidity, results of operations or capital resources.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2016 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in the market risks described in our 2016 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (who is also serving as our Interim Principal Financial Officer), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the “Evaluation”) at a reasonable assurance level as of the last day of the period covered by this report.
Based upon the Evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.
It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors described in our 2016 Form 10-K.
This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should," “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements may include comments about our future sales or financial performance and our plans, performance, and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Part I, Item 1A of our 2016 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended April 29, 2017, which were not registered under the Securities Act of 1933, as amended.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended April 29, 2017:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2016 - February 25, 2017	1,979,765	$40.89	1,916,340	$1,828
February 26 - April 1, 2017	1,252,223	39.28	1,064,600	1,786
April 2 – April 29, 2017	917,843	39.35	913,700	1,750
Total	4,149,831	$40.06	3,894,640	$1,750

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer and Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	June 2, 2017	/s/ Kevin Mansell
Kevin Mansell Chairman, Chief Executive Officer and President (On behalf of the Registrant and as Interim Principal Financial Officer)