Form 10-Q
period 2017-07-29
KOHLS Corp
filed 2017-08-31
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 26, 2017 Common Stock, Par Value $0.01 per Share, 168,579,864 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	July 29, 2017	January 28, 2017	July 30, 2016
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$552	$1,074	$700
Merchandise inventories	3,853	3,795	3,928
Other	335	378	327
Total current assets	4,740	5,247	4,955
Property and equipment, net	8,068	8,103	8,192
Other assets	230	224	213
Total assets	$13,038	$13,574	$13,360

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,370	$1,507	$1,375
Accrued liabilities	1,069	1,224	1,146
Income taxes payable	43	112	155
Current portion of capital lease and financing obligations	133	131	127
Total current liabilities	2,615	2,974	2,803
Long-term debt	2,796	2,795	2,793
Capital lease and financing obligations	1,637	1,685	1,709
Deferred income taxes	271	272	184
Other long-term liabilities	691	671	656
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,026	3,003	2,973
Treasury stock, at cost	(10,596)	(10,338)	(10,047)
Accumulated other comprehensive loss	(12)	(14)	(16)
Retained earnings	12,606	12,522	12,301
Total shareholders’ equity	5,028	5,177	5,215
Total liabilities and shareholders’ equity	$13,038	$13,574	$13,360
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in Millions, Except per Share Data)	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$4,144	$4,182	$7,987	$8,154
Cost of merchandise sold	2,511	2,532	4,956	5,092
Gross margin	1,633	1,650	3,031	3,062
Operating expenses:
Selling, general and administrative	983	986	1,958	1,994
Depreciation and amortization	243	234	482	468
Impairments, store closing and other costs	—	128	—	192
Operating income	407	302	591	408
Interest expense, net	75	78	150	157
Income before income taxes	332	224	441	251
Provision for income taxes	124	84	167	94
Net income	$208	$140	$274	$157
Net income per share:
Basic	$1.24	$0.77	$1.62	$0.86
Diluted	$1.24	$0.77	$1.62	$0.86
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in Millions, Except per Share Data)	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 28, 2017	371	$4	$3,003	(197)	$(10,338)	$(14)	$12,522	$5,177
Comprehensive income	—	—	—	—	—	2	274	276
Stock options and awards, net of tax	1	—	23	—	(12)	—	—	11
Dividends paid ($1.10 per common share)	—	—	—	—	4	—	(190)	(186)
Treasury stock purchases	—	—	—	(6)	(250)	—	—	(250)
Balance at July 29, 2017	372	$4	$3,026	(203)	$(10,596)	$(12)	$12,606	$5,028
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in Millions)	Six Months Ended
	July 29, 2017	July 30, 2016
Operating activities
Net income	$274	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	468
Share-based compensation	21	22
Deferred income taxes	(2)	(74)
Other non-cash revenues and expenses	(5)	14
Impairments, store closing and other costs	—	57
Changes in operating assets and liabilities:
Merchandise inventories	(53)	114
Other current and long-term assets	32	8
Accounts payable	(137)	124
Accrued and other long-term liabilities	(172)	(69)
Income taxes	(64)	25
Net cash provided by operating activities	376	846
Investing activities
Purchases of property and equipment	(399)	(340)
Proceeds from sales of property and equipment	16	3
Net cash used in investing activities	(383)	(337)
Financing activities
Treasury stock purchases	(250)	(267)
Shares withheld for taxes on vested restricted shares	(12)	(14)
Dividends paid	(186)	(182)
Capital lease and financing obligation payments	(67)	(63)
Proceeds from stock option exercises	—	6
Proceeds from financing obligations	—	4
Net cash used in financing activities	(515)	(516)
Net decrease in cash and cash equivalents	(522)	(7)
Cash and cash equivalents at beginning of period	1,074	707
Cash and cash equivalents at end of period	$552	$700
Supplemental information
Interest paid, net of capitalized interest	$100	$102
Income taxes paid	233	153
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$37	$24
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for fiscal year end consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.
Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
We operate as a single business unit.
During 2017, we adopted the new accounting standard on share-based payments as required.  The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Statements of Cash Flows. The adoption of the new standard resulted in the following:

•
Net tax detriments related to share-based compensation awards of $2 million for the quarter ended July 29, 2017 and $7 million for the six months ended July 29, 2017 were recognized as increases to income tax expense in our Statements of Income. Prior to adoption of the new standard, this amount would have been recorded as a decrease in additional paid-in capital in our Balance Sheet. This change was accounted for prospectively and will likely create volatility in our future effective tax rate.

•
Accounting rules require us to use the treasury stock method when calculating potential common shares used to determine diluted earnings per share. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis and had an immaterial impact on our weighted average common shares outstanding for the quarter and six months ended July 29, 2017.

•
The new standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the Statements of Cash Flows. Previously, these cash flows were included in financing activities. We elected to retrospectively apply the presentation requirements. The retrospective application had no impact on our net cash provided by operations and net cash used in financing activities for the six months ended July 30, 2016.

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
Revenue from Contracts with Customers (ASC Topic 606) Issued May 2014 Effective Q1 2018
The standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for revenue recognition and disclosures.

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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Store Closure and Restructure Reserve
During 2016, we closed 18 underperforming stores. The following table summarizes changes in the store closure and restructure reserve:

(Dollars in Millions)	Store Lease Operations	Severance	Total
Balance - January 28, 2017	$103	$3	$106
Payments	(5)	(2)	(7)
Balance - July 29, 2017	$98	$1	$99

3. Debt
Long-term debt consists of the following unsecured senior debt as of July 29, 2017, January 28, 2017, and July 30, 2016:

Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Outstanding
2021	4.81%	4.00%	$650
2023	3.25%	3.25%	350
2023	4.78%	4.75%	300
2025	4.25%	4.25%	650
2029	7.36%	7.25%	99
2033	6.05%	6.00%	166
2037	6.89%	6.88%	150
2045	5.57%	5.55%	450
	4.88%		$2,815
Long-term debt is net of unamortized debt discounts and deferred financing costs of $19 million at July 29, 2017, $20 million at January 28, 2017, and $22 million at July 30, 2016.
Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.9 billion at July 29, 2017, $2.7 billion at January 28, 2017 and $2.8 billion at July 30, 2016.
4. Stock-Based Compensation
The following table summarizes our stock-based compensation activity for the six months ended July 29, 2017:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 28, 2017	2,350	$53.29	2,163	$52.75	512	$57.82
Granted	—	—	1,200	38.37	320	40.76
Exercised/vested	—	—	(638)	52.58	(105)	57.58
Forfeited/expired	(773)	58.47	(123)	49.91	—	—
Balance - July 29, 2017	1,577	$50.75	2,602	$46.29	727	$50.34
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
The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(Dollar and Shares in Millions, Except per Share Data)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator—Net income	$208	$140	$274	$157
Denominator—Weighted average shares:
Basic	168	180	169	182
Impact of dilutive stock-based awards	—	1	—	—
Diluted	168	181	169	182
Antidilutive shares	3	5	3	4
Net income per share:
Basic	$1.24	$0.77	$1.62	$0.86
Diluted	$1.24	$0.77	$1.62	$0.86

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "the quarter" and "the second quarter" are for the three fiscal months (13 weeks) ended July 29, 2017 and July 30, 2016. References to "year to date" and "first half" are for the six fiscal months ended July 29, 2017 and July 30, 2016.
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
Executive Summary
As of July 29, 2017, we operated 1,154 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only on-line.
Sales were $4.1 billion for the quarter, 0.9% lower than the second quarter of last year. On a comparable store basis, sales were 0.4% lower than the second quarter of 2016. The decreases were primarily driven by fewer transactions, partially offset by higher average transaction value. Transactions, though lower than in 2016, improved significantly over previous quarters.
Inventory, gross margin and expenses were well-managed in an improved, but still challenging, sales environment:

•	Inventory dollars per store decreased 2%.

•
Gross margin as a percentage of sales decreased 6 basis points to 39.4%. Increases which resulted from continued inventory management and improved markdown levels were more than offset by shipping costs.

•	Selling, general and administrative expenses (“SG&A”) decreased $3 million. As a percent of sales, SG&A deleveraged 12 basis points.

Net income for the quarter was $208 million, or $1.24 per diluted share, 2% higher than adjusted diluted earnings per share for the second quarter of 2016 which excludes impairment, store closing and other costs.
See "Results of Operations" and "Financial Condition and Liquidity" for additional details about our financial results.
Results of Operations
Net Sales
In 2017, we changed our comparable sales definition to align with our internal company reporting. Under the new definition, Kohl's store sales are included in comparable sales after the store has been open for 12 full months. On-line sales and sales at remodeled and relocated Kohl's stores are included in comparable sales, unless square footage has changed by more than 10%. The prior definition included sales for stores (including relocated or remodeled stores) which were open during all of the current and prior periods.
Net sales decreased $38 million, or 0.9%, to $4.1 billion for the second quarter of 2017. Year to date, net sales decreased $167 million, or 2.0%, to $8.0 billion. Comparable sales decreased 0.4% for the quarter and 1.5% year to date.
Transactions were lower than both prior periods, but second quarter results improved significantly over prior quarter trends. In both periods, average transaction value increased as increases in selling price per unit were partially offset by decreases in units per transaction.
From a regional perspective, the Southeast and West were the strongest and outperformed the Company average for the quarter and year to date. The Midwest was consistent with the Company for the quarter and underperformed year to date. The Mid-Atlantic, South Central, and Northeast underperformed the Company average in both periods.
By line of business, Footwear, Home, and Men's outperformed the Company average for the quarter and year to date. Accessories, Children's and Women's underperformed in both periods.
Gross Margin

	Quarter			Year to Date
(Dollars in Millions)	2017	2016	Change	2017	2016	Change
Gross margin	$1,633	$1,650	$(17)	$3,031	$3,062	$(31)
As a percent of net sales	39.4%	39.5%	(6) bp	38.0%	37.6%	39 bp
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
Gross margin as a percent of sales decreased 6 basis points for the quarter and increased 39 basis points year to date. Continued inventory management and improved markdowns positively impacted both periods. For the quarter, these increases were more than offset by higher shipping costs. The year-to-date period also benefited from lower levels of seasonal carryover.
Selling, General and Administrative Expenses ("SG&A")

	Quarter			Year to Date
(Dollars in Millions)	2017	2016	Change	2017	2016	Change
SG&A	$983	$986	$(3)	$1,958	$1,994	$(36)
As a percent of net sales	23.7%	23.6%	12 bp	24.5%	24.5%	4 bp
SG&A expenses include compensation and benefit costs (including stores, headquarters, buying, and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; net revenues from our Kohl’s credit card operations; and other administrative revenues and expenses. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.
The following table summarizes the increases and (decreases) in SG&A by expense type:

(Dollars In Millions)	Quarter	Year to Date
Marketing, excluding credit card operations	$(6)	$(30)
Store expenses	(5)	(16)
Increase in net profits from credit card operations	(4)	(2)
Corporate expenses	9	5
Distribution costs	3	7
Total decrease	$(3)	$(36)
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
SG&A as a percent of sales increased, or "deleveraged," by 12 basis points for the quarter and 4 basis points year to date. Marketing expense reflected continued efficiencies in our non-customer facing spend. Year to date, marketing expense also included the benefit of not repeating a non-productive marketing event. Store expenses were managed consistently with the decrease in sales. Our credit business reported both higher revenues on the receivable portfolio and lower operating expenses. Distribution and corporate costs, including technology, were controlled, but didn’t leverage on the lower sales.
Other Expenses

	Quarter			Year to Date
(Dollars in Millions)	2017	2016	Change	2017	2016	Change
Depreciation and amortization	$243	$234	$9	$482	$468	$14
Interest expense, net	75	78	(3)	150	157	(7)
Impairments, store closing and other costs	—	128	(128)	—	192	(192)
Provision for income taxes	124	84	40	167	94	73
Effective tax rate	37.4%	37.5%	(10) bps	37.9%	37.5%	40 bps
In both periods, depreciation and amortization increased as a result of higher technology amortization. Interest expense decreased due to lower interest on capital leases as the store portfolio matures.
Impairments, store closing and other costs includes expenses related to store closures and the corporate restructuring in 2016.
The provision for income taxes reflects changes in pretax income and the effective tax rate. Our income tax rate was 37.4% for the quarter, 10 basis points lower than last year. Year to date, our income tax rate was 37.9%, 40 basis points higher than last year. Both periods were negatively impacted by accounting rules adopted in 2017 which require us to recognize income tax benefits and detriments related to share-based awards as income tax expense rather than as equity on our balance sheet. The negative impact of these rules was more than offset by favorable tax settlements in the quarter, but only partially offset year to date.

Income before Income Taxes, Net Income and Earnings Per Diluted Share

	Quarter
	2017			2016
	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
(Dollars in Millions, Except per Share Data)
GAAP	$332	$208	$1.24	$224	$140	$0.77
Impairments, store closing and other costs	—	—	—	128	81	0.45
Adjusted (Non-GAAP)	$332	$208	$1.24	$352	$221	$1.22

	Year to Date
	2017			2016
	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
(Dollars in Millions, Except per Share Data)
GAAP	$441	$274	$1.62	$251	$157	$0.86
Impairments, store closing and other costs	—	—	—	192	122	0.67
Adjusted (Non-GAAP)	$441	$274	$1.62	$443	$279	$1.53
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
Liquidity and Capital Resources
The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of favorable payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase (Decrease) in Cash
(Dollars in Millions)	2017	2016	$	%
Net cash provided by (used in):
Operating activities	$376	$846	$(470)	(56)%
Investing activities	(383)	(337)	(46)	(14)%
Financing activities	(515)	(516)	1	—%
Operating Activities
Operating activities generated $376 million of cash in the first half of 2017, a decrease of $470 million from the first half of 2016. The decrease is primarily due to timing of inventory receipts and the related payments. Excess inventory at the beginning of 2016 also contributed to the year-over-year decrease.
Inventory per store decreased 2% from the second quarter of 2016. Accounts payable as a percent of inventory increased 55 basis points to 35.6% at July 29, 2017 and was driven by lower inventory receipts.
Investing Activities
Investing activities used cash of $383 million in the first half of 2017 and $337 million in the first half of 2016. The increase is primarily due to higher technology spending and investment in our fifth E-Commerce fulfillment center.
Financing Activities
Cash used in financing activities of $515 million was consistent with 2016.
We paid cash for treasury stock purchases of $250 million in the first half of 2017 and $267 million in the first half of 2016. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $186 million ($1.10 per share) in the first half of 2017 and $182 million ($1.00 per share) in the first half of 2016. On August 8, 2017, our Board of Directors declared a quarterly cash dividend on our common stock of $0.55 per share. The dividend is payable on September 20, 2017 to shareholders of record at the close of business on September 6, 2017.
As of July 29, 2017, our credit ratings were as follows:

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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2017	2016	Decrease in Free Cash Flow
Net cash provided by operating activities	$376	$846	$(470)
Acquisition of property and equipment	(399)	(340)	(59)
Capital lease and financing obligation payments	(67)	(63)	(4)
Proceeds from financing obligations	—	4	(4)
Free cash flow	$(90)	$447	$(537)
Key Financial Ratios
Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	July 29, 2017	July 30, 2016
Working capital	$2,125	$2,152
Current ratio	1.81	1.77
Debt/capitalization	47.6%	47.0%
The decreases in working capital and the increase in current ratio reflect the net impact of lower cash, inventory, taxes payable and other current liabilities. The debt/capitalization ratio increased primarily due to lower shareholders' equity, which was primarily due to share repurchases.
Debt Covenant Compliance
As of July 29, 2017, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2017.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,585
Less unamortized debt discount	(5)
Subtotal	4,580
Rent x 8	2,256
Included Indebtedness	$6,836
Debt Compliance Adjusted EBITDAR - Rolling 12-month
Net income	$673
Rent expense	282
Depreciation and amortization	952
Net interest	301
Provision for income taxes	392
EBITDAR	2,600
Impairments, store closing and other costs	(6)
Adjusted EBITDAR	2,594
Stock based compensation	40
Other non-cash revenues and expenses	(4)
Debt Compliance Adjusted EBITDAR	$2,630
Debt Ratio (a)	2.60
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Debt Compliance Adjusted EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of July 29, 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended July 29, 2017, which were not registered under the Securities Act of 1933, as amended.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended July 29, 2017:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30 - May 27, 2017	907,813	$38.27	894,626	$1,716
May 28 - July 1, 2017	960,487	37.35	957,638	1,680
July 2 – July 29, 2017	624,431	39.03	596,669	1,657
Total	2,492,731	$38.11	2,448,933	$1,657

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long Term Compensation Plan*

10.2	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long Term Compensation Plan*

10.3
Employment agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Bruce H. Besanko effective as of July 10, 2017, incorporated by reference to Exhibit 10.2 of the Company's current report on form 8-K dated July 10, 2017*

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
*A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date:	August 31, 2017	/s/ Bruce Besanko
Bruce Besanko On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)