Form 10-Q
period 2017-10-28
KOHLS Corp
filed 2017-12-01
CIK 885639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 25, 2017 Common Stock, Par Value $0.01 per Share, 168,004,787 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KOHL’S CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	October 28, 2017	January 28, 2017	October 29, 2016
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$736	$1,074	$597
Merchandise inventories	4,632	3,795	4,721
Other	332	378	336
Total current assets	5,700	5,247	5,654
Property and equipment, net	7,974	8,103	8,203
Other assets	226	224	219
Total assets	$13,900	$13,574	$14,076

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,113	$1,507	$2,097
Accrued liabilities	1,237	1,224	1,235
Income taxes payable	24	112	66
Current portion of capital lease and financing obligations	131	131	128
Total current liabilities	3,505	2,974	3,526
Long-term debt	2,796	2,795	2,794
Capital lease and financing obligations	1,622	1,685	1,702
Deferred income taxes	275	272	298
Other long-term liabilities	673	671	649
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,039	3,003	2,981
Treasury stock, at cost	(10,633)	(10,338)	(10,221)
Accumulated other comprehensive loss	(12)	(14)	(15)
Retained earnings	12,631	12,522	12,358
Total shareholders’ equity	5,029	5,177	5,107
Total liabilities and shareholders’ equity	$13,900	$13,574	$14,076
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars in Millions, Except per Share Data)	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$4,332	$4,327	$12,319	$12,481
Cost of merchandise sold	2,737	2,720	7,693	7,812
Gross margin	1,595	1,607	4,626	4,669
Operating expenses:
Selling, general and administrative	1,095	1,080	3,053	3,074
Depreciation and amortization	243	232	724	700
Impairments, store closing and other costs	—	(6)	—	186
Operating income	257	301	849	709
Interest expense, net	74	76	225	233
Income before income taxes	183	225	624	476
Provision for income taxes	66	79	233	173
Net income	$117	$146	$391	$303
Net income per share:
Basic	$0.70	$0.83	$2.33	$1.68
Diluted	$0.70	$0.83	$2.32	$1.68
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(Dollars in Millions, Except per Share Data)	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount		Shares	Amount			Total
Balance at January 28, 2017	371	$4	$3,003	(197)	$(10,338)	$(14)	$12,522	$5,177
Comprehensive income	—	—	—	—	—	2	391	393
Stock options and awards, net of tax	2	—	36	—	(12)	—	—	24
Dividends paid ($1.65 per common share)	—	—	—	—	5	—	(282)	(277)
Treasury stock purchases	—	—	—	(8)	(288)	—	—	(288)
Balance at October 28, 2017	373	$4	$3,039	(205)	$(10,633)	$(12)	$12,631	$5,029
See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in Millions)	Nine Months Ended
	October 28, 2017	October 29, 2016
Operating activities
Net income	$391	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724	700
Share-based compensation	34	31
Deferred income taxes	2	40
Other non-cash revenues and expenses	(4)	20
Impairments, store closing and other costs	—	57
Changes in operating assets and liabilities:
Merchandise inventories	(829)	(679)
Other current and long-term assets	47	20
Accounts payable	606	846
Accrued and other long-term liabilities	(11)	23
Income taxes	(91)	(77)
Net cash provided by operating activities	869	1,284
Investing activities
Purchases of property and equipment	(547)	(591)
Proceeds from sales of property and equipment	18	7
Net cash used in investing activities	(529)	(584)
Financing activities
Treasury stock purchases	(288)	(441)
Shares withheld for taxes on vested restricted shares	(12)	(15)
Dividends paid	(277)	(270)
Capital lease and financing obligation payments	(101)	(95)
Proceeds from stock option exercises	—	6
Proceeds from financing obligations	—	5
Net cash used in financing activities	(678)	(810)
Net decrease in cash and cash equivalents	(338)	(110)
Cash and cash equivalents at beginning of period	1,074	707
Cash and cash equivalents at end of period	$736	$597
Supplemental information
Interest paid, net of capitalized interest	$192	$198
Income taxes paid	322	217
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$42	$39
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
During 2017, we adopted the new accounting standard on share-based payments as required.  The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Statements of Cash Flows. The adoption of the new standard resulted in the following:

•
Net tax detriments related to share-based compensation awards of $8 million for the nine months ended October 28, 2017 were recognized as increases to income tax expense in our Statements of Income. There was no impact to the quarter ended October 28, 2017. Prior to adoption of the new standard, this amount would have been recorded as a decrease in additional paid-in capital in our Balance Sheet. This change was accounted for prospectively and will likely create volatility in our future effective tax rate.

•
Accounting rules require us to use the treasury stock method when calculating potential common shares used to determine diluted earnings per share. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis and had an immaterial impact on our weighted average common shares outstanding for the quarter and nine months ended October 28, 2017.

•
The new standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the Statements of Cash Flows. Previously, these cash flows were included in financing activities. We elected to retrospectively apply the presentation requirements. The retrospective application had a $4 million impact on our net cash provided by operating activities and net cash used in financing activities for the nine months ended October 29, 2016.

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

We have evaluated the principal versus agent provisions of the standard and expect to continue to record sales gross as we are the principal in the transactions.

We continue to evaluate the impact the standard will have on the presentation of net earnings of our credit card operations, which are currently reported in Selling, General and Administrative Expenses.

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

Less than 5% of our store leases and all of our land leases are not currently recorded on our balance sheet. Recording right of use assets and liabilities for these and other non-store leases is expected to have a material impact on our balance sheet. We are also evaluating the impact that recording right of use assets and liabilities will have on our income statement and the financial statement impact that the standard will have on leases which are currently recorded on our balance sheet.

2. Store Closure and Restructure Reserve
The following table summarizes changes in the store closure and restructure reserve:

(Dollars in Millions)	Store Lease Obligations	Severance	Total
Balance - January 28, 2017	$103	$3	$106
Payments	(8)	(2)	(10)
Reversals	(5)	—	(5)
Balance - October 28, 2017	$90	$1	$91

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Debt
Long-term debt consists of the following unsecured senior debt as of October 28, 2017, January 28, 2017, and October 29, 2016:

Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Outstanding
2021	4.81%	4.00%	$650
2023	3.25%	3.25%	350
2023	4.78%	4.75%	300
2025	4.25%	4.25%	650
2029	7.36%	7.25%	99
2033	6.05%	6.00%	166
2037	6.89%	6.88%	150
2045	5.57%	5.55%	450
	4.88%		$2,815
Long-term debt is net of unamortized debt discounts and deferred financing costs of $19 million at October 28, 2017, $20 million at January 28, 2017, and $21 million at October 29, 2016.
Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.9 billion at October 28, 2017, $2.7 billion at January 28, 2017 and $3.0 billion at October 29, 2016.
4. Stock-Based Compensation
The following table summarizes our stock-based compensation activity for the nine months ended October 28, 2017:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 28, 2017	2,350	$53.29	2,163	$52.75	512	$57.82
Granted	—	—	1,580	39.50	420	43.17
Exercised/vested	—	—	(678)	52.45	(105)	57.58
Forfeited/expired	(804)	58.33	(158)	50.60	—	—
Balance - October 28, 2017	1,546	$50.67	2,907	$45.74	827	$50.41
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

KOHL’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollar and Shares in Millions, Except per Share Data)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator—Net income	$117	$146	$391	$303
Denominator—Weighted average shares:
Basic	166	177	168	180
Impact of dilutive stock-based awards	—	—	—	—
Diluted	166	177	168	180
Antidilutive shares	2	3	3	4
Net income per share:
Basic	$0.70	$0.83	$2.33	$1.68
Diluted	$0.70	$0.83	$2.32	$1.68

7. Subsequent Events
On November 3, 2017, we resolved a state tax dispute regarding the appropriate income apportionment method to be used in that state. The resolution relates to fiscal years 2004-2012. As a result of the settlement, we plan to record a $30 million pre-tax benefit in the quarter ended February 3, 2018.
On November 3, 2017, we amended and restated our existing credit facility with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility. Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "the quarter" and "the third quarter" are for the three fiscal months (13 weeks) ended October 28, 2017 and October 29, 2016. References to "year to date" are for the nine fiscal months ended October 28, 2017 and October 29, 2016.
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
Executive Summary
As of October 28, 2017, we operated 1,156 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only on-line.
Net sales and comparable sales both increased 0.1% for the quarter. The increases were driven by higher average transaction value which was partially offset by fewer transactions. Transactions, though lower than in 2016, continued to improve over previous quarters.

Inventory, gross margin and expenses were within our expectations in an improved, but still challenging, sales environment:

•	Inventory dollars per store decreased 2%.

•	Gross margin as a percentage of net sales decreased 30 basis points to 36.8%.

•	Selling, general and administrative expenses (“SG&A”) increased $15 million. As a percent of net sales, SG&A increased 33 basis points.
Net income for the quarter was $117 million, or $0.70 per diluted share, and 13% lower than adjusted diluted earnings per share for the third quarter of 2016 which excludes impairment, store closing and other costs.
See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.
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
Net sales increased $5 million, or 0.1%, to $4.3 billion for the third quarter of 2017. Year to date, net sales decreased $162 million, or 1.3%, to $12.3 billion. Comparable sales increased 0.1% for the quarter and decreased 1.0% year to date.
Transactions were lower than last year in both periods, but third quarter results improved over prior quarter trends. In both periods, average transaction value increased as increases in selling price per unit were partially offset by decreases in units per transaction.
From a regional perspective, the South Central, Southeast, and West outperformed the Company average for both the quarter and year to date. The Mid-Atlantic and Northeast underperformed the Company average in both periods.
By line of business, Footwear, Home, and Men's outperformed the Company average for the quarter and year to date. Accessories and Women's underperformed in both periods. Children's outperformed in the third quarter, but underperformed year to date.
Gross Margin

	Quarter			Year to Date
(Dollars in Millions)	2017	2016	Change	2017	2016	Change
Gross margin	$1,595	$1,607	$(12)	$4,626	$4,669	$(43)
As a percent of net sales	36.8%	37.1%	(30) bp	37.6%	37.4%	15 bp
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
Gross margin as a percent of sales decreased 30 basis points for the quarter and increased 15 basis points year to date. Both periods reflect the positive impacts of continued inventory management and improved markdowns and the negative impacts of higher shipping costs. The quarter also reflects increases in reserves, such as loyalty rewards and sales returns, which primarily resulted from strong sales in late October.

Selling, General and Administrative Expenses ("SG&A")

	Quarter			Year to Date
(Dollars in Millions)	2017	2016	Change	2017	2016	Change
SG&A	$1,095	$1,080	$15	$3,053	$3,074	$(21)
As a percent of net sales	25.3%	25.0%	33 bp	24.8%	24.6%	15 bp
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
The following table summarizes the increases and (decreases) in SG&A by expense type:

(Dollars In Millions)	Quarter	Year to Date
Marketing, excluding credit card operations	$(5)	$(34)
Store expenses	(5)	(21)
Corporate expenses	(1)	(5)
Decrease in net profits from credit card operations	6	3
Distribution costs	5	11
Technology expenses	15	25
Total increase (decrease)	$15	$(21)
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
SG&A as a percent of sales increased, or "deleveraged," by 33 basis points for the quarter and 15 basis points year to date. Marketing expense reflected continued efficiencies in our non-customer facing spend. Year to date, marketing expense also included the benefit of not repeating a non-productive marketing event. Store expenses were managed consistently with the decrease in store sales. Our credit business had lower profits as we waived fees for our customers impacted by hurricanes. Technology expenses increased as we migrate to the cloud and invest in digital and holiday capacity. Distribution costs increased as a result of opening our fifth e-commerce fulfillment center.
Other Expenses

	Quarter			Year to Date
(Dollars in Millions)	2017	2016	Change	2017	2016	Change
Depreciation and amortization	$243	$232	$11	$724	$700	$24
Interest expense, net	74	76	(2)	225	233	(8)
Impairments, store closing and other costs	—	(6)	6	—	186	(186)
Provision for income taxes	66	79	(13)	233	173	60
Effective tax rate	36.1%	35.0%	110 bps	37.3%	36.3%	100 bps
In both periods, depreciation and amortization increased as a result of higher technology amortization. Interest expense decreased due to lower interest on capital leases as the store portfolio matures.

Impairments, store closing and other costs includes expenses related to store closures and the corporate restructuring in 2016.
The provision for income taxes reflects changes in pre-tax income and the effective tax rate. The quarter and year-to-date periods include the negative impacts of higher favorable audit settlements in 2016 and accounting rules adopted in 2017 which require us to recognize income tax benefits and detriments related to share-based awards as income tax expense rather than as equity on our balance sheet.
Income before Income Taxes, Net Income and Earnings Per Diluted Share

	Quarter
	2017			2016
	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
(Dollars in Millions, Except per Share Data)
GAAP	$183	$117	$0.70	$225	$146	$0.83
Impairments, store closing and other costs	—	—	—	(6)	(4)	(0.03)
Adjusted (Non-GAAP)	$183	$117	$0.70	$219	$142	$0.80

	Year to Date
	2017			2016
	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
(Dollars in Millions, Except per Share Data)
GAAP	$624	$391	$2.32	$476	$303	$1.68
Impairments, store closing and other costs	—	—	—	186	117	0.65
Adjusted (Non-GAAP)	$624	$391	$2.32	$662	$420	$2.33
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
Liquidity and Capital Resources
The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of favorable payment terms • Line of credit under our revolving credit facility
Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase (Decrease) in Cash
(Dollars in Millions)	2017	2016	$	%
Net cash provided by (used in):
Operating activities	$869	$1,284	$(415)	(32)%
Investing activities	(529)	(584)	55	9%
Financing activities	(678)	(810)	132	16%
Operating Activities
Operating activities generated $869 million of cash in the first three quarters of 2017, a decrease of $415 million from the first three quarters of 2016. The decrease is primarily due to excess inventory at the beginning of 2016 and timing of inventory receipts and the related payments.
Accounts payable as a percent of inventory increased 120 basis points to 45.6% at October 28, 2017 reflecting the positive impact of our continued emphasis on inventory management.
Investing Activities
Investing activities used cash of $529 million in the first three quarters of 2017 and $584 million in the first three quarters of 2016. The decrease in capital expenditures reflects the net impact of lower new store expenditures partially offset by higher technology spending.
Financing Activities
Financing activities used cash of $678 million in the first three quarters of 2017 and $810 million in the first three quarters of 2016. The decrease is primarily due to less treasury stock repurchases.
We paid cash for treasury stock purchases of $288 million in the first three quarters of 2017 and $441 million in the first three quarters of 2016. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.
We paid cash dividends of $277 million ($1.65 per share) in the first three quarters of 2017 and $270 million ($1.50 per share) in the first three quarters of 2016. On November 8, 2017, our Board of Directors declared a quarterly cash dividend on our common stock of $0.55 per share. The dividend is payable on December 20, 2017 to shareholders of record at the close of business on December 6, 2017.
As of October 28, 2017, our credit ratings were as follows:

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

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2017	2016	Increase (Decrease) in Free Cash Flow
Net cash provided by operating activities	$869	$1,284	$(415)
Acquisition of property and equipment	(547)	(591)	44
Capital lease and financing obligation payments	(101)	(95)	(6)
Proceeds from financing obligations	—	5	(5)
Free cash flow	$221	$603	$(382)
Key Financial Ratios
Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	October 28, 2017	October 29, 2016
Working capital	$2,195	$2,128
Current ratio	1.63	1.60
Debt/capitalization	47.5%	47.5%
The increases in working capital and the current ratio reflect the net impact of higher cash and lower taxes payable, partially offset by lower inventory.
Debt Covenant Compliance
As of October 28, 2017, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2017.

(Dollars in Millions)
Included Indebtedness
Total debt	$4,568
Less unamortized debt discount	(5)
Subtotal	4,563
Rent x 8	2,304
Included Indebtedness	$6,867
Debt Compliance EBITDAR - Rolling 12-month
Net income	$644
Rent expense	288
Depreciation and amortization	962
Net interest	300
Provision for income taxes	379
EBITDAR	2,573
Stock based compensation	44
Other non-cash revenues and expenses	(8)
Debt Compliance EBITDAR	$2,609
Debt Ratio (a)	2.63
Maximum permitted Debt Ratio	3.75
(a) Included Indebtedness divided by Debt Compliance EBITDAR

Contractual Obligations
There have been no significant changes in the contractual obligations disclosed in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees as of October 28, 2017.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no significant changes in the risk factors described in our 2016 Form 10-K.
This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should,"

“expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements may include comments about our future sales or financial performance and our plans, performance, and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Part I, Item 1A of our 2016 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the quarter ended October 28, 2017 which were not registered under the Securities Act of 1933, as amended.
The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended October 28, 2017:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30 - August 26, 2017	440,174	$39.94	436,408	$1,640
August 27 - September 30, 2017	157,686	41.14	150,158	1,634
October 1 - October 28, 2017	354,191	43.43	351,384	1,619
Total	952,051	$41.44	937,950	$1,619

Item 6. Exhibits

Exhibit Number	Description
10.1
Amended and restated employment agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Michelle Gass, effective as of September 25, 2017, incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated September 25, 2017.*

10.2
Amended and restated employment agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Sona Chawla, effective as of September 25, 2017, incorporated by reference to Exhibit 10.3 of the Company's current report on Form 8-K dated September 25, 2017.*

10.3
Amended and restated employment agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Richard D. Schepp, effective as of September 25, 2017, incorporated by reference to Exhibit 10.5 of the Company's current report on Form 8-K dated September 25, 2017.*

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

Kohl’s Corporation (Registrant)

Date:	December 1, 2017	/s/ Bruce Besanko
Bruce Besanko On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)