Form 10-K
period 2018-02-03
KOHLS Corp
filed 2018-03-23
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2018

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X   .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    X    Accelerated filer         Non-accelerated filer         (Do not check if a smaller reporting company)

Smaller reporting company         Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                No    X    .

At July 28, 2017, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $7.0 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 14, 2018, the Registrant had outstanding an aggregate of 168,236,899 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 16, 2018 are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our" or "us") was organized in 1988 and is a Wisconsin corporation. As of February 3, 2018, we operated 1,158 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise that is available in our stores, as well as merchandise that is available only online.

Our merchandise mix includes both national brands and proprietary brands that are available only at Kohl's. Our proprietary portfolio includes well-known established private brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO and Sonoma Goods for Life and exclusive brands that are developed and marketed through agreements with nationally-recognized brands such as Food Network, Jennifer Lopez, Marc Anthony, Rock & Republic and Simply Vera Vera Wang. National brands generally have higher selling prices, but lower gross margins, than proprietary brands.

The following tables summarize our sales penetration by line of business and brand type over the last three years:

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2017	February 3, 2018	53
2016	January 28, 2017	52
2015	January 30, 2016	52

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our store merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier several times a week. Digital sales may be picked up in our stores or are shipped from a Kohl’s fulfillment center, retail distribution center or store; by a third-party fulfillment center; or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution centers.

Employees

During 2017, we employed an average of approximately 137,000 associates, including approximately 33,000 full-time and 104,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.

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

Approximately 25% of the merchandise we sell is sourced through a third-party purchasing agent. No vendors individually accounted for more than 10% of our net purchases in 2017. We have no significant long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We believe we have good working relationships with our suppliers.

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

Trademarks and Service Marks

KOHL'S® is a registered trademark owned by one of our wholly-owned subsidiaries. We consider this mark and the accompanying goodwill to be valuable to our business. This subsidiary has over 200 additional registered trademarks, most of which are used in connection with our private brand products.

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

Item 1A. Risk Factors

This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future business initiatives, and adequacy of capital resources and reserves. There are a number of important factors that could cause our results to differ materially from those indicated by the forward-looking statements including, among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them.

Our sales, gross margin, expenses and operating results could be negatively impacted by a number of factors including, but not limited to those described below. Many of these risk factors are outside of our control. If we are not successful in managing these risks, they could have a negative impact on our sales, gross margin, expenses, and/or operating results.

Macroeconomic and Industry Risks

General economic conditions, consumer spending levels and/or other conditions could decline.

Consumer spending habits, including spending for the merchandise that we sell, are affected by many factors including prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and fuel costs, income tax rates and policies, consumer confidence, consumer perception of economic conditions, and the consumer’s disposable income, credit availability and debt levels. The moderate income consumer, which is our core customer, is especially sensitive to these factors. A slowdown in the U.S. economy or an uncertain economic outlook could adversely affect consumer spending habits. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

Our competitors could make changes to their pricing and other practices.

The retail industry is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. Those competitors include traditional department stores, upscale mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce.

We consider style, quality and price to be the most significant competitive factors in our industry. The continuing migration and evolution of retailing to digital channels has increased our challenges in differentiating ourselves from other retailers especially as it relates to national brands. In particular, consumers are able to quickly and conveniently comparison shop with digital tools, which can lead to decisions based solely on price. Unanticipated changes in the pricing and other practices of our competitors may adversely affect our performance.

Tax and trade policies could adversely change.

Uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. We source the majority of our merchandise from manufacturers located outside of the United States, primarily in Asia. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

Operational Risks

We may be unable to offer merchandise that resonates with existing customers and attracts new customers as well as successfully manage our inventory levels.

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

Approximately 25% of the merchandise we sell is sourced through a third-party purchasing agent. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States, substantially all of which are shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, work stoppages, port strikes, port congestion and delays and other factors relating to foreign trade are beyond our control and could adversely impact our performance.

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of merchandise sold. The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation and other unpredictable factors. An inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability. Any related pricing actions might cause a decline in our sales volume. Additionally, a decrease in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

If any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as current terms, which could adversely affect our sales and operating results.

Our vendors may not adhere to our Terms of Engagement or to applicable laws.

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

Our marketing may be ineffective.

We believe that differentiating Kohl's in the marketplace is critical to our success. We design our marketing and loyalty programs to increase awareness of our brands and to build personalized connections with new and existing customers. We believe these programs will strengthen customer loyalty, increase the number and frequency of customers that shop our stores and website and increase our sales. If our marketing and loyalty programs are not successful, our sales and operating results could be adversely affected.

The reputation of the Kohl's brand or our proprietary brands could be damaged.

We believe the Kohl's brand name and many of our proprietary brand names are powerful sales and marketing tools. We devote significant resources to promoting and protecting them. We develop and promote proprietary brands that have generated national recognition. In some cases, the brands or the marketing of such brands are tied to or affiliated with well-known individuals. Damage to the reputations (whether or not justified) of the Kohl’s brand, our proprietary brand names or any affiliated individuals, could arise from product failures; concerns about human rights, working conditions and other labor rights and conditions where merchandise is produced; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; or various other forms of adverse publicity, especially in social media outlets. Damage to our reputation may result in a reduction in sales, earnings, and shareholder value.

There may be concerns about the safety of products that we sell.

If our merchandise offerings do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, experience increased costs, and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns, could have a negative impact on our sales and operating results.

We may be unable to adequately maintain and/or update our information systems.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, and merchandise planning and allocation functions. We also generate sales though the operations of our Kohls.com website. We frequently make investments that will help maintain and update our existing information systems. The potential problems and interruptions associated with implementing technology initiatives or the failure of our information systems to perform as designed could disrupt our business and harm our sales and profitability.

Our information technology projects may not yield their intended results.

We regularly have internal information technology projects in process. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results or may deliver an adverse user or customer experience. We may incur significant costs in connection with the implementation, ongoing use, or discontinuation of technology projects, or fail to successfully implement these technology initiatives or achieve the anticipated efficiencies from such projects, any of which could adversely affect our operations, liquidity and financial condition.

Weather conditions could adversely affect consumer shopping patterns.

A significant portion of our business is apparel and is subject to weather conditions. As a result, our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusually heavy snow, ice or rain storms; natural disasters such as earthquakes, tornadoes, floods, fires, and hurricanes; or extended periods of unseasonable temperatures could adversely affect our performance by affecting consumer shopping patterns, diminishing demand for seasonal merchandise and/or causing physical damage to our properties.

We may be unable to successfully execute an omnichannel strategy.

Customer expectations about the methods by which they purchase and receive products or services are evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process. Our ability to compete with other retailers and to meet our customer expectations may suffer if we are unable to provide relevant customer-facing technology and omnichannel experiences. Our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Consequently, our results of operations could be adversely affected.

Our business is seasonal in nature, which could negatively affect our revenues, operating results and cash requirements.

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

We may experience an increase in costs associated with shipping digital orders due to complimentary upgrades, split shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our website within a short period of time, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Also, third-party delivery and direct ship vendors may be unable to deliver merchandise on a timely basis.

This seasonality causes our operating results and cash needs to vary considerably from quarter to quarter. Additionally, any decrease in sales or profitability during the second half of the fiscal year could have a disproportionately adverse effect on our results of operations.

Changes in credit card operations could adversely affect our sales and/or profitability.

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

We may be unable to attract, develop and retain quality associates while controlling costs, which could adversely affect our operating results.

Our performance is dependent on attracting and retaining a large number of quality associates, including our senior management team and other key associates. Many associates are in entry level or part-time positions with historically high rates of turnover. Many of our strategic initiatives require that we hire and/or develop associates with appropriate experience. Our staffing needs are especially high during the holiday season. Competition for these associates is intense. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels, potential labor organizing efforts, and changing demographics. Competitive and regulatory pressures have already significantly increased our labor costs. Further changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance and/or profitability. In addition, changes in federal and state laws relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, meal-and-break time and joint/co-employment could cause us to incur additional costs, which could negatively impact our profitability.

Capital Risks

We may be unable to raise additional capital or maintain bank credit on favorable terms, which could adversely affect our business and financial condition.

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

Our capital allocation could be inefficient or ineffective.

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

Legal and Regulatory Risks

Regulatory and legal matters could adversely affect our business operations and change financial performance.

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

Sensitive or confidential customer, associate or company information could be improperly disclosed or lost, which could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer, associate and company information. The protection of this data is extremely important to us, our associates and our customers. Despite the considerable security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, system failures, acts of vandalism, fraud, misappropriation, computer viruses, misplaced or lost data, programming and/or human errors or employee negligence, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Stores

As of February 3, 2018, we operated 1,158 Kohl's department stores with 82.8 million selling square feet in 49 states. We also operate four Off-Aisle clearance centers and 12 FILA outlets.

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

The following tables summarize key information about our Kohl's stores as of February 3, 2018:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	22	Arkansas	8
Maryland	23	Maine	5	Kansas	12
Pennsylvania	50	Massachusetts	25	Louisiana	8
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	7	New Jersey	38	Oklahoma	11
		New York	51	Texas	84
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	116	Total Northeast	158	Total South Central	150

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	40	Florida	51	Arizona	26
Iowa	18	Georgia	32	California	117
Michigan	46	Kentucky	17	Colorado	24
Minnesota	27	Mississippi	5	Idaho	5
Nebraska	7	North Carolina	30	Montana	3
North Dakota	4	South Carolina	16	Nevada	12
Ohio	59	Tennessee	20	New Mexico	5
South Dakota	4			Oregon	11
Wisconsin	41			Utah	12
				Washington	19
				Wyoming	2
Total Midwest	312	Total Southeast	185	Total West	237

Location		Ownership
Strip centers	779	Owned	412
Community & regional malls	83	Leased	509
Freestanding	296	Ground leased	237

Distribution Centers

The following table summarizes key information about each of our distribution centers.

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	420,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	360,000
Ottawa, Illinois	2008	328,000
Online fulfillment centers:
Monroe, Ohio	2001	1,200,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,200,000
Plainfield, Indiana	2017	936,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers

Our executive officers as of February 3, 2018 were as follows:

Name	Age	Position
Kevin Mansell	65	Chairman, Chief Executive Officer and President
Michelle Gass	49	Chief Merchandising and Customer Officer and CEO-elect
Sona Chawla	50	Chief Operating Officer and President-elect
Bruce Besanko	59	Chief Financial Officer
Richard D. Schepp	56	Chief Administrative Officer

Mr. Mansell is responsible for Kohl’s strategic direction, long-term growth and profitability. He has served as Chairman since September 2009, Chief Executive Officer since August 2008 and President and Director since February 1999. We previously announced Mr. Mansell’s retirement as the Chairman of the Board, Chief Executive Officer and President and as a director of Kohl’s effective as of the close of the 2018 Annual Meeting of Shareholders or any adjournment thereof. Mr. Mansell began his retail career in 1975.

Ms. Gass joined Kohl's in June 2013 as Chief Customer Officer and was named Chief Merchandising and Customer Officer in June 2015 and CEO-elect in September 2017. She is responsible for all of Kohl's merchandising, planning and allocation, and product development functions as well as the company's overall customer engagement strategy, including marketing, public relations, social media and philanthropic efforts. Previously, she served in a variety of management positions with Starbucks Coffee Company since 1996, most recently as President, Starbucks Coffee EMEA (Europe, Middle East, Russia and Africa) from 2011 to May 2013. Ms. Gass began her retail career in 1991.

Ms. Chawla joined Kohl's in November 2015 as Chief Operating Officer and was named President-elect in September 2017.  She is responsible for Kohl's full omnichannel operations. She oversees all store operations, logistics and supply chain network, information and digital technology, and omnichannel strategy, planning and operations. Previously, she had served with Walgreens as President of Digital and Chief Marketing Officer from February 2014 to November 2015 and President, E-Commerce from January 2011 to February 2014. Ms. Chawla began her retail and digital career in 2000.

Mr. Besanko joined Kohl’s in July 2017 as Chief Financial Officer and is responsible for financial planning and analysis, investor relations, financial reporting, accounting operations, tax, treasury, non-merchandise purchasing, credit and capital investment strategies. Previously, he served with Supervalu, Inc. as Executive Vice President, Chief Operating Officer and Chief Financial Officer from October 2015 to July 2017 and Executive Vice President and Chief Financial Officer from August 2013 to October 2015. Mr. Besanko also served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer at OfficeMax, Inc. from 2008 to August 2013 and Executive Vice President, Chief Financial Officer at Circuit City from 2007 to 2008. On November 10, 2008, Circuit City and several of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. Circuit City’s Chapter 11

plan of liquidation was confirmed by the Bankruptcy Court on September 14, 2010. In addition to his business experience, he served 26 years in the U.S. Air Force where he rose to the rank of Lieutenant Colonel. Mr. Besanko began his retail career in 1996.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.” The prices in the table set forth below indicate the high and low sales prices of our Common Stock per the New York Stock Exchange Composite Price History and our quarterly cash dividends per common share for each quarter in 2017 and 2016.

	2017			2016
	High	Low	Dividend	High	Low	Dividend
Fourth quarter	$69.14	$37.97	$0.55	$59.43	$39.00	$0.50
Third quarter	47.44	36.50	0.55	46.15	37.70	0.50
Second quarter	42.13	35.16	0.55	45.07	34.49	0.50
First quarter	44.50	36.66	0.55	51.13	39.69	0.50

On February 28, 2018, our Board of Directors approved an 11% increase in our dividend to $0.61 per common share. The dividend will be paid on March 28, 2018 to shareholders of record as of March 14, 2018. In 2017, we paid aggregate cash dividends of $368 million.

Holders

As of March 14, 2018, there were approximately 4,000 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and a Peer Group Index that is consistent with the retail peer group used in the Compensation Discussion & Analysis section of our Proxy Statement for our May 16, 2018 Annual Meeting of Shareholders.  The Peer Group Index was calculated by S&P Global, a Standard & Poor’s business and includes Bed, Bath & Beyond Inc.; The Gap, Inc.; J.C. Penney Company, Inc.; L Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; Sears Holding Corporation; Target Corporation; and The TJX Companies, Inc.  The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period.  The graph assumes an investment of $100 on February 2, 2013 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Feb 2, 2013	Feb 1, 2014	Jan 31, 2015	Jan 30, 2016	Jan 28, 2017	Feb 3, 2018
Kohl’s Corporation	$100.00	$113.07	$137.13	$117.90	$96.59	$165.78
S&P 500 Index	100.00	120.30	137.42	136.50	164.99	202.66
Peer Group Index	100.00	110.41	140.97	132.93	123.18	134.02

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities from 2015 through 2017 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2016, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program to $2.0 billion. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 3, 2018:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
October 29 - November 25, 2017	320,380	$41.98	318,312	$1,606
November 26 – December 30, 2017	117,520	49.34	89,600	1,602
December 31, 2017 - February 3, 2018	12,787	62.85	1,400	1,602
Total	450,687	$44.49	409,312	1,602

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

(Dollars in Millions, Except per Share and per Square Foot Data)	2017 (e)	2016	2015	2014	2013
Net sales
Dollars	$19,095	$18,686	$19,204	$19,023	$19,031
Net sales increase (decrease)	2.2%	(2.7)%	1.0%	0.0%	(1.3)%
Comparable sales (a)	1.5%	(2.4)%	0.7%	(0.3)%	(1.2)%
Per selling square foot (b)	$229	$224	$228	$226	$227
Gross margin
Dollars	$6,919	$6,742	$6,939	$6,925	$6,944
As a percent of sales	36.2%	36.1%	36.1%	36.4%	36.5%
Selling, general and administrative expenses
Dollars	$4,512	$4,435	$4,452	$4,350	$4,313
As a percent of sales	23.6%	23.7%	23.2%	22.9%	22.7%
Operating income
Dollars
Reported (GAAP)	$1,416	$1,183	$1,553	$1,689	$1,742
Adjusted (non-GAAP) (c)	$1,416	$1,369	$1,553	$1,689	$1,742
As a percent of sales
Reported (GAAP)	7.4%	6.3%	8.1%	8.9%	9.2%
Adjusted (non-GAAP) (c)	7.4%	7.3%	8.1%	8.9%	9.2%
Net income
Reported (GAAP)	$859	$556	$673	$867	$889
Adjusted (non-GAAP) (c)	$703	$673	$781	$867	$889
Diluted earnings per share
Reported (GAAP)	$5.12	$3.11	$3.46	$4.24	$4.05
Adjusted (non-GAAP) (c)	$4.19	$3.76	$4.01	$4.24	$4.05
Dividends per share	$2.20	$2.00	$1.80	$1.56	$1.40
Balance sheet
Total assets	$13,340	$13,574	$13,606	$14,333	$14,228
Working capital	$2,680	$2,273	$2,362	$2,721	$2,412
Long-term debt	$2,797	$2,795	$2,792	$2,780	$2,777
Capital lease and financing obligations	$1,717	$1,816	$1,916	$1,968	$2,069
Shareholders’ equity	$5,426	$5,177	$5,491	$5,991	$5,978
Cash flow
Cash flow from operations	$1,691	$2,153	$1,484	$2,027	$1,187
Capital expenditures	$672	$768	$690	$682	$643
Free cash flow (d)	$881	$1,269	$681	$1,237	$1,130
Return on average shareholders’ equity
Reported (GAAP)	16.7%	10.6%	11.8%	14.7%	14.8%
Adjusted (non-GAAP) (c)	13.7%	12.5%	13.5%	14.7%	14.8%
Kohl's store information
Number of stores	1,158	1,154	1,164	1,162	1,158
Total square feet of selling space (in thousands)	82,804	82,757	83,810	83,750	83,671

(a)

Kohl's store sales are included in comparable sales after the store has been open for 12 full months. Digital sales and sales at remodeled and relocated Kohl's stores are included in comparable sales, unless square footage has changed by more than 10%.  Fiscal 2017 compares the 52 weeks ended January 27, 2018 and January 28, 2017.

(b)	Net sales per selling square foot includes comparable in-store and digital sales. 2017 excludes the impact of the 53rd week.
(c)

Adjustments include $156 million of state tax settlement and tax reform benefits in 2017, $186 million of impairments, store closing, and other costs in 2016, and $169 million of debt extinguishment losses in 2015. See GAAP to non-GAAP reconciliation in Results of Operations.

(d)

Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations less capital expenditures and capital lease and financing obligation payments.  See GAAP to non-GAAP reconciliation in Liquidity and Capital Resources.

(e)

Fiscal 2017 was a 53-week year. During the 53rd week, net sales were approximately $170 million; selling, general and administrative expenses were approximately $30 million; interest was approximately $3 million; net income was approximately $15 million and diluted earnings per share was approximately $0.10.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

As of February 3, 2018, we operated 1,158 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Sales increased 2.2% to $19.1 billion for 2017. We saw consistent improvement during the year in sales trends which culminated in a 6.3% increase in our 4th quarter comparable sales and contributed to a 1.5% increase in our comparable sales for the year.

Gross margin as a percentage of sales increased 15 basis points as effective inventory management contributed to fewer permanent and promotional markdowns. These increases were partially offset by higher shipping costs caused by online sales growth.

Selling, general and administrative expenses ("SG&A") as a percentage of sales decreased 11 basis points as all areas effectively managed their expenses consistent with improving sales trends throughout the year.

For the year, net income on a GAAP basis was $859 million, or $5.12 per diluted share.

Tax reform and a favorable state tax settlement reduced our 2017 tax expense by $156 million and increased our diluted earnings per share by $0.93. The 53rd week in the 2017 retail calendar increased our diluted earnings per share by approximately $0.10.

Excluding the tax benefits, our net income was $703 million and our diluted earnings per share were $4.19, an increase of 11% over 2016, excluding $0.65 per diluted share of impairment, store closing and other costs in 2016.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results, how we define comparable sales, the impact of the 53rd week and tax reform and the state tax settlement in 2017, and the impairment, store closing and other costs in 2016.

2018 Outlook

Our current expectations for 2018 are as follows:

Net sales	Decrease (1) - Increase 1%
Comparable sales	Increase 0 - 2%
Gross margin as a percent of sales	Increase 5 - 10 bps
Selling, general and administrative expenses	Increase 1 - 2%
Depreciation and amortization	$960 million
Interest expense, net	$280 million
Effective tax rate	24 - 25%
Earnings per diluted share	$4.95 - $5.45
Capital expenditures	$700 million
Share repurchases	$300 - $400 million

This guidance excludes the impact of the new revenue recognition standard which we are required to adopt in 2018.  For additional details on the standard, see Note 1 to our Consolidated Financial Statements.

Results of Operations

53rd Week

The retail calendar for fiscal January 2018 included a fifth week, resulting in a 14-week fiscal fourth quarter and a 53-week year. During this 53rd week, net sales were approximately $170 million; selling, general and administrative expenses were approximately $30 million; and interest was approximately $3 million. The 53rd week increased our net income by approximately $15 million and our diluted earnings per share by approximately $0.10 for the year.  Our comparable sales in 2017 exclude the impact of the 53rd week and compare the 52 weeks ended January 27, 2018 to the 52 weeks ended January 28, 2017.

Net Sales

As an omnichannel retailer, it is often difficult to distinguish between a "store" sale and a "digital" sale. Below is a list of some omnichannel examples:

•	Digital customers can chose to have most online orders either shipped to their home or picked up in any of our stores.
•	Approximately 75% of our digital customers also shop in our stores.
•	Digital orders may be shipped from a dedicated E-Commerce fulfillment center, a store, a retail distribution center, direct ship vendors or any combination of the above.
•	Stores increase digital sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.
•	Online purchases can easily be returned in our stores.
•	Kohl's Cash coupons and Yes2You rewards can be redeemed online or in store regardless of where they were earned.
•	In-store customers can order from online kiosks in our stores.
•	Customers who utilize our mobile app while in the store may receive mobile coupons to use when they check out.

Because we do not have a clear distinction between "store" sales and "digital" sales, we do not report them separately.

Kohl’s store sales are included in comparable sales after the store has been open for 12 full months.  Digital sales and sales at remodeled and relocated Kohl’s stores are included in comparable sales, unless square footage has changed by more than 10%.

The following table summarizes net sales dollars and changes in comparable sales:

2017 compared to 2016

Net sales increased $409 million, or 2.2%, to $19.1 billion for 2017.  Approximately $170 million of the increase was due to the 53rd week in the fiscal 2017 calendar.  The remaining increase was primarily due to a 1.5% increase in comparable sales.  The increase in comparable sales reflects higher average transaction values as increases in selling prices were only partially offset by decreases in units per transaction.  During the year, number of transactions improved sequentially each quarter and increased in the fourth quarter, but were slightly negative for the full year.

By line of business, Home and Footwear were the strongest categories.  Men’s also outperformed the Company average.  Accessories and Kids also reported higher comparable sales.  Comparable sales trends in the Women’s business improved each quarter, but sales decreased for the year.

Geographically, all regions reported higher sales in 2017.

2016 compared to 2015

Net sales decreased $518 million, or 2.7%, to $18.7 billion for 2016.  The decrease was primarily due to a 2.4% decrease in comparable sales.  The lower comparable sales were due to fewer transactions, partially offset by higher average transaction values due to increases in both selling prices and units per transaction.

By line of business, Footwear and Men’s were the strongest categories.  All other categories underperformed the Company average.

From a regional perspective, the West, Southeast, and Midwest outperformed the Company average and the South Central, Mid-Atlantic and Northeast underperformed.

Gross Margin

Gross margin includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping and handling expenses of digital sales; terms cash discount; and depreciation of product development facilities and equipment. Our gross margin may not be comparable with that of other retailers because we include distribution center and buying costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.

Gross margin as a percent of sales increased 15 bps in 2017.  The increase was driven by inventory management and less promotional and permanent markdowns, slightly offset by higher shipping costs.

Gross margin as a percentage of sales in 2016 was consistent with 2015 as higher merchandise margin was substantially offset by higher shipping costs.

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

The following graph summarizes the increases and (decreases) in SG&A by expense type from 2016 to 2017 (Dollars in Millions):

SG&A increased $77 million, or 2%, to $4.5 billion for 2017.  Approximately $30 million of the increase was due to the 53rd week in the fiscal 2017 calendar.  As a percentage of sales, SG&A decreased, or leveraged, by 11 basis points.

The increase in corporate expenses reflects higher technology spend as we migrate to the cloud and higher incentive compensation as a result of our strong financial performance in 2017.

Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $303 million for 2017, $23 million higher than 2016.  The increase was due to growth in digital sales and the opening of our fifth E-Commerce facility.

In our stores, decreases in controllable expenses were substantially offset by higher store payroll due to on-going wage pressure and omnichannel support of ship-from-store and buy online, pick-up in store operations.

Earnings from our credit card operations, net of servicing and other credit-related expenses, were $496 million in 2017, $12 million higher than 2016.  The increase is due to lower marketing and operating costs.

Marketing costs, excluding credit card costs, reflect efficiencies in our non-customer facing spend and the benefit of not repeating a non-productive marketing event.

The following graph summarizes the increases and (decreases) in SG&A by expense type from 2015 to 2016 (Dollars in Millions):

SG&A decreased $17 million to $4.4 billion for 2016.  As a percentage of sales, SG&A increased, or deleveraged, by 55 basis points in 2016.

Marketing costs, excluding credit card costs, reflect higher digital media spending.

Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $280 million for 2016, $2 million higher than 2015. Increases due to higher fulfillment costs resulting from our growing digital business were partially offset by lower store distribution costs.

The decrease in corporate expenses reflects higher technology spending which was more than offset by expense management in other corporate areas.

The decrease in store expenses includes reductions in store controllable expense, partially offset by higher store payroll due to on-going wage pressure and omnichannel support of ship-from-store and buy online, pick-up in store operations.

Earnings from our credit card operations, net of servicing and other credit-related expenses, were $484 million in 2016, $28 million higher than 2015.  The increase is due to higher finance charges and late fees due to growth in the portfolio. Additionally, lower marketing costs were partially offset by higher servicing costs.

Other Expenses

(Dollars in Millions)	2017	2016	2015
Depreciation and amortization	$991	$938	$934
Interest expense, net	299	308	327
Impairments, store closing and other costs	—	186	—
Loss on extinguishment of debt	—	—	169

The increase in depreciation and amortization from 2016 to 2017 includes a $22 million write-off of information technology (“IT”) projects that no longer fit into our strategic and cloud migration plans.  The increase was also driven by the opening of our fifth E-commerce fulfillment center and other IT investments. The increase from 2015 to 2016 reflected higher IT amortization which was partially offset by lower store depreciation due to maturing of our stores and store closures.

The decreases in net interest expense in both periods were due to lower interest on capital leases as the portfolio matures. Also contributing to the decreases were higher interest income due to higher yields and investment balances in 2017 and favorable interest rates achieved during our $1.1 billion debt refinancing in 2015.

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

Income Taxes

(Dollars in Millions)	2017	2016	2015
Provision for income taxes	$258	$319	$384
Effective tax rate	23.1%	36.5%	36.3%

On December 22, 2017 the Tax Cuts & Jobs Act (“the Act”) was signed into law.  The Act contains several key tax provisions including the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, and a variety of other changes including the acceleration of certain business asset expenses and reductions in the amount of executive pay that could qualify as a tax deduction.

Accounting standards require us to recognize the effect of the tax law changes in the period of enactment.  However, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows us to record provisional amounts during a measurement period.

We have calculated our best estimate of the impact of the Act on our 2017 income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.  For 2017, the reduction in the tax rate is prorated, resulting in a current year statutory federal tax rate of 33.7%.  In 2017, we recorded a total tax benefit of $136 million related to the current year federal tax rate reduction and the re-measurement of our deferred tax assets and liabilities as well as a $20 million benefit from the settlement of a significant state tax dispute.

Net Income and Earnings per Diluted Share

(Dollars in Millions, Except per Share Data)	Income before Taxes	Net Income	Earnings per Diluted Share
2017
GAAP	$1,117	$859	$5.12
Federal tax reform benefits	—	(136)	(0.81)
State tax settlement	—	(20)	(0.12)
Adjusted (non-GAAP)	$1,117	$703	$4.19
2016
GAAP	$875	$556	$3.11
Impairments, store closing and other costs	186	117	0.65
Adjusted (non-GAAP)	$1,061	$673	$3.76
2015
GAAP	$1,057	$673	$3.46
Loss on extinguishment of debt	169	108	0.55
Adjusted (non-GAAP)	$1,226	$781	$4.01

We believe adjusted results are useful because they provide enhanced visibility into our results for the periods excluding the impact of infrequent items such as the tax settlement and federal reform in 2017, impairments, store closing and other costs in 2016, and the loss on extinguishment of debt in 2015.  However, these non-GAAP financial measures are not intended to replace GAAP measures.

Inflation

Although we expect that our operations will be influenced by general economic conditions, including food, fuel and energy prices, and by costs to source our merchandise, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be impacted by such factors in the future.

Liquidity and Capital Resources

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory (seasonal and new store) • Share repurchases • Dividend payments	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The following table includes cash balances and changes.

(Dollars in Millions)	2017	2016	2015
Cash and cash equivalents	$1,308	$1,074	$707
Net cash provided by (used in):
Operating activities	$1,691	$2,153	$1,484
Investing activities	(649)	(756)	(681)
Financing activities	(808)	(1,030)	(1,503)
Free cash flow	$881	$1,269	$681

(a)Non-GAAP financial measure

Operating Activities

Net cash provided by operations decreased $462 million to $1.7 billion in 2017.  The decrease was primarily attributable to changes in accounts payable.

Net cash provided by operations increased $669 million to $2.2 billion in 2016.  The increase is primarily due to reductions in inventory and increased accounts payable.

Investing Activities

Net cash used in investing activities decreased $107 million to $649 million in 2017. The decrease was primarily due to the completion of the beauty rollout, corporate improvements, and new stores in 2016.

Net cash used in investing activities increased $75 million to $756 million in 2016, primarily due to higher spending for our fifth E-Commerce fulfillment center.

The following chart summarizes expected and actual capital expenditures by major category as a percentage of total capital expenditures:

We expect total capital expenditures of approximately $700 million in fiscal 2018. The actual amount of our future capital expenditures will depend on the number and timing of new stores and refreshes; expansion and renovations to distribution centers; the mix of owned, leased or acquired stores; and IT and corporate spending.  We do not anticipate that our capital expenditures will be limited by any restrictive covenants in our financing agreements.

Financing Activities

Net cash used in financing activities decreased $222 million to $808 million in 2017, primarily due to a $251 million decrease in treasury stock purchases. Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.

Net cash used in financing activities decreased $473 million to $1.0 billion in 2016, primarily due to a $444 million decrease in treasury stock purchases.

During 2015, we completed a cash tender offer and redemption for $1.1 billion of our higher coupon senior unsecured debt and issued $650 million of 4.25% notes due in July 2025 and $450 million of 5.55% notes due in July 2045. Both notes include semi-annual, interest-only payments that began in January 17, 2016. Proceeds of the issuances and cash on hand were used to pay the principal, premium and accrued interest of the acquired and redeemed debt.

We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.

On November 3, 2017 we amended and restated our existing credit facility with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in November 2022. Among other things, the agreement includes a maximum leverage ratio financial covenant and restrictions on liens and subsidiary indebtedness.

As of February 3, 2018, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB

During 2017, we paid cash dividends of $368 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 22	May 10	August 8	November 8
Record date	March 8	June 7	September 6	December 6
Payment date	March 22	June 21	September 20	December 20
Amount per common share	$0.55	$0.55	$0.55	$0.55

On February 28, 2018, our Board of Directors declared a quarterly cash dividend on our common stock of $0.61 per share, an 11% increase over our prior dividend. The dividend is payable March 28, 2018 to shareholders of record at the close of business on March 14, 2018.

Free Cash Flow

We generated $881 million of free cash flow for 2017; a decrease of $388 million from 2016. As discussed above, the decrease is primarily the result of a decrease in accounts payable. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and cash flow provided by operations. We believe that free cash flow represents our ability to generate additional cash flow from our business operations. See the key financial ratio calculations section above.

Liquidity Ratios

The following table provides additional measures of our liquidity.

(Dollars in Millions)	2017	2016
Working capital	$2,680	$2,273
Current ratio	2.01	1.76

Liquidity measures our ability to meet short-term cash needs.  Working capital increased $407 million and our current ratio increased 25 basis points over year-end 2016 primarily due to higher cash balances.

The accounts payable as a percent of inventory ratio decreased to 35.9%, a 382 basis point reduction from the prior year ratio.

Return on Investment Ratios

The following table provides additional measures of our return on investments.

	2017	2016	2015
Ratio of earnings to fixed charges	3.4	2.8	3.1
Return on assets	6.4%	4.1%	4.7%
Return on gross investment ("ROI") (a)	13.9%	12.6%	14.5%
(a)	Non-GAAP financial measure

Changes in earnings drove changes in our return on investment ratios.   See Exhibit 12.1 to this Annual Report on Form 10-K for the calculation of our ratio of earnings to fixed charges and the key financial ratio calculations below for the return on assets and ROI calculations.

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

Capital Structure Ratios

The following table provides additional measures of our capital structure.

	2017	2016
Debt/capitalization	45.4%	47.1%
Adjusted debt to EBITDAR (a)	2.54	2.64
(a)	Non-GAAP financial measure

The decreases in our capital structure ratios are primarily due to higher earnings.

Adjusted Debt to EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by adjusted EBITDAR.  We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain a ratio that demonstrates our commitment to an investment grade rating and allows us to operate with an efficient capital structure for our size, growth plans and industry.  We are currently exceeding our target goal to take advantage of a favorable, low interest rate debt environment.  Our Adjusted Debt to EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted Debt to EBITDAR should be evaluated in addition to, and not considered a substitute for, other financial measures such as debt/capitalization. See the key financial ratio calculations section below for our Adjusted Debt to EBITDAR calculation.

Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted debt ratio. As of February 3, 2018, we were in compliance with all debt covenants and expect to remain in compliance during 2018.  See the key financial ratio calculations section below for our debt covenant calculation.

Key Financial Ratio Calculations

The following table includes our ROI and return on assets calculations:

(Dollars in Millions)	2017	2016	2015
Operating income	$1,416	$1,183	$1,553
Depreciation and amortization	991	938	934
Rent expense	293	276	279
EBITDAR	$2,700	$2,397	$2,766
Average: (a)
Total assets	$13,419	$13,584	$14,288
Cash equivalents and long-term investments (b)	(629)	(476)	(703)
Other assets	(32)	(35)	(40)
Accumulated depreciation and amortization	7,217	6,558	6,203
Accounts payable	(1,548)	(1,515)	(1,623)
Accrued liabilities	(1,155)	(1,188)	(1,175)
Other long-term liabilities	(674)	(620)	(556)
Capitalized rent (c)	2,767	2,654	2,672
Gross investment (“AGI”)	$19,365	$18,962	$19,066
Return on assets (“ROA”) (d)	6.4%	4.1%	4.7%
Return on gross investment (“ROI”) (e)	13.9%	12.6%	14.5%

(a)	Represents average of 5 most recent quarter end balances
(b)	Represents excess cash not required for operations
(c)	Represents 10 times store rent and 5 times equipment/other rent
(d)	Net income divided by average total assets
(e)	EBITDAR divided by Gross Investment

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure).

(Dollars in Millions)	2017	2016	2015
Net cash provided by operating activities	$1,691	$2,153	$1,484
Acquisition of property and equipment	(672)	(768)	(690)
Capital lease and financing obligation payments	(138)	(127)	(114)
Proceeds from financing obligations	-	11	1
Free cash flow	$881	$1,269	$681

The following table includes our debt/capitalization and Adjusted Debt to EBITDAR calculations:

(Dollars in Millions)	2017	2016
Capital lease and financing obligations	$1,717	$1,816
Long-term debt	2,797	2,795
Debt	4,514	4,611
Equity	5,426	5,177
Capitalization	$9,940	$9,788
Debt/capitalization	45.4%	47.1%

Total debt	$4,514	$4,611
Rent x 8	2,344	2,208
Adjusted debt	$6,858	$6,819
Operating income	$1,416	$1,183
Depreciation and amortization	991	938
Rent expense	293	276
EBITDAR	2,700	2,397
Impairments, store closing and other costs	—	186
Adjusted EBITDAR	$2,700	$2,583
Adjusted debt to adjusted EBITDAR	2.54	2.64

The following table includes our debt ratio calculation, as defined by our debt agreements:

(Dollars in Millions)	2017
Included Indebtedness
Consolidated indebtedness	$4,533
Permitted exclusions for L/C obligations	-
Permitted exclusions for unamortized debt discount	(5)
Subtotal	4,528
Rent x 8	2,344
Included indebtedness	$6,872
Debt Compliance EBITDAR - Rolling 12
Net income	$859
Interest charges	299
Income taxes	258
Depreciation and amortization	991
Capital losses from the disposition of fixed assets	-
Other non-cash expenses reducing net income	69
Subtotal	2,476
Non-cash items increasing net income	(11)
Capital gains from the disposition of fixed assets	(14)
Subtotal	2,451
Rent	293
Consolidated EBITDAR	$2,744
Debt ratio (a)	2.50
Maximum permitted debt ratio	3.75
(a)	Included Indebtedness divided by Consolidated EBITDAR

Contractual Obligations

Our contractual obligations as of February 3, 2018 were as follows:

	Maturing in:
(Dollars in Millions)	Total	2018	2019 and 2020	2021 and 2022	2023 and after
Recorded contractual obligations:
Long-term debt	$2,815	$—	$—	$650	$2,165
Capital lease and financing obligations	1,243	114	221	182	726
	4,058	114	221	832	2,891
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,584	137	258	237	952
Capital lease and financing obligations	2,161	159	290	255	1,457
Operating leases (a)	5,123	259	508	483	3,873
Other (b)	972	336	322	189	125
	9,840	891	1,378	1,164	6,407
Total	$13,898	$1,005	$1,599	$1,996	$9,298
(a)

Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $182 million for 2017, $177 million for 2016 and $179 million for 2015. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.

(b)	Other includes royalties, legally binding minimum lease and interest payments for stores opening in 2018 or later, as well as payments associated with technology and marketing agreements.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2017.

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

•

Incremental borrowing rate—We estimate our incremental borrowing rate using treasury rates for debt with maturities comparable to the expected lease term plus our credit spread. The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the incremental borrowing rate decreases the net present value of the lease payments and reduces the probability that a lease will be considered a capital lease. For leases which are recorded on our balance sheet with a related capital lease or financing obligation, the incremental borrowing rate is also used in allocating our rental payments between interest expense and a reduction of the outstanding obligation.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2017 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at then existing market interest rates, which may be more or less than interest rates on the maturing debt.

We share in the net risk-adjusted revenue of the Kohl’s credit card portfolio as defined by the sum of finance charges, late fees and other revenue less write-offs of uncollectible accounts. We also share the costs of funding the outstanding receivables as interest rates exceed defined rates. As a result, our share of profits from the credit card portfolio may be negatively impacted by increases in interest rates. The reduced profitability, if any, will be impacted by various factors, including our ability to pass higher funding costs on to the credit card holders and the outstanding receivable balance. Recent increases in interest rates have not had a material impact on our financial results. The impact of future increases, if any, cannot be reasonably estimated at this time.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of February 3, 2018, our internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and our report dated March 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 23, 2018

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ committees and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 16, 2018 Annual Meeting of Shareholders (“our 2018 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2018 Proxy, which information is incorporated herein by reference.

Any amendment to or waiver from the provisions of the Code of Ethics that is applicable to our Chief Executive Officer, Chief Financial Officer or other key finance associates will be disclosed on the “Corporate Governance” portion of http://corporate.kohls.com. We intend to satisfy our disclosure requirements under item 5.05 of form 8-K regarding any amendments or waivers by posting such information at this location or our website.

See also Item 4A, Executive Officers of Part 1 hereof.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2018 Proxy, including the "Compensation Committee Report" and "Compensation Discussion & Analysis", which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of our 2018 Proxy, which information is incorporated herein by reference.

The following table includes shares of common stock outstanding and available for issuance under our existing equity compensation plans as of February 3, 2018.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,139,327	$50.51	9,056,536
Equity compensation plans not approved by security holders(1)	—	—	—
Total	1,139,327	$50.51	9,056,536

(1)	All of our existing equity compensation plans have been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Person Transactions” section of our 2018 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2018 Proxy, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements on page F-1, the Report of Independent Registered Public Accounting Firm on page F-2 and the Consolidated Financial Statements beginning on page F-3, all of which are incorporated herein by reference.

2.	Financial Statement Schedule:

All schedules have been omitted as they are not applicable.

3.	Exhibits:
Exhibit	Description	Document if Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011
3.2	Amended and Restated Bylaws of the Company	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 13, 2015
4.1

Second Amended and Restated Credit Agreement dated as of  November 3, 2017 by and among the Company, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and Issuing Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Syndication Agents, Swing Line Lenders and Issuing Banks, Capital One, N.A., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JP Morgan Chase Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunner

Exhibit 4.1 of the Company's Current Report on Form 8-K filed on November 3, 2017
4.2

Certain other long-term debt is described in Note 2 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 2 and not filed herewith.

10.1	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc. and Capital One, National Association	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010
10.2	Amendment to Private Label Credit Card Program Agreement dated as of May 13, 2014 by and between Kohl's Department Stores, Inc. and Capital One, National Association	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014
10.3	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006

Exhibit	Description	Document if Incorporated by Reference
10.5	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.7	Kohl’s Corporation Annual Incentive Plan*	Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders
10.8	1994 Long-Term Compensation Plan*	Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1996
10.9	1997 Stock Option Plan for Outside Directors*	Exhibit 4.4 of the Company's registration statements on Form S-8 (File No. 333-26409), filed on May 2, 1997
10.10	Amended and Restated 2003 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008
10.11	Kohl’s Corporation 2010 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting
10.12	Form of Chief Executive Officer Restricted Stock Agreement Pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016
10.13	Form of Executive Performance Share Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan*	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.14	Form of Executive Stock Option Agreement pursuant to the Kohl's Corporation 2010 Long Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010
10.15	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (5-year vesting)*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010
10.16	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (4-year vesting)*	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.17	Form of Outside Director Stock Option Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan*	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010
10.18	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan*	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010
10.19	Kohl's Corporation 2017 Long-Term Compensation Plan	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.20	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.21	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.22	Non-Employee Director Compensation Program*
10.23	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of November 14, 2014*	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 14, 2014

Exhibit	Description	Document if Incorporated by Reference
10.24	Agreement dated as of September 26, 2017 by and between Kohl's Department Stores, Inc., Kohl's Corporation and Kevin Mansell*	Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 26, 2017
10.25	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of September 25, 2017*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.26	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Sona Chawla effective as of September 25, 2017*	Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.27	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Wesley S. McDonald effective as of June 10, 2015*	Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 12, 2015
10.28	Agreement dated as of November 9, 2016 by and between Kohl's Department Stores, Inc., Kohl's Corporation and Wesley S. McDonald*	Exhibit 10.19 (b) of the Company's Annual Report on Form 10-K filed on March 17, 2017
10.29	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Richard D. Schepp effective as of September 25, 2017*	Exhibit 10.5 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.30	Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Bruce H. Besanko effective as of July 10, 2017*	Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 14, 2017
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant	Exhibit 21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Kevin Mansell
Chairman, Chief Executive Officer, President and Director
(Principal Executive Officer)

/S/ BRUCE BESANKO
Bruce Besanko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/S/ KEVIN MANSELL Kevin Mansell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PETER BONEPARTH Peter Boneparth Director	/S/ ADRIANNE SHAPIRA Adrianne Shapira Director

/S/ STEVEN A. BURD Steven A. Burd Director	/S/ FRANK V. SICA Frank V. Sica Director

/S/ H. CHARLES FLOYD H. Charles Floyd Director	/S/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/S/ JONAS PRISING Jonas Prising Director	/S/ NINA G. VACA Nina G. Vaca Director

/S/ JOHN E. SCHLIFSKE John E. Schlifske Director	/S/ STEPHEN E. WATSON Stephen E. Watson Director

Schedules have been omitted as they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the “Company“) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.

Milwaukee, Wisconsin

March 23, 2018

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$1,308	$1,074
Merchandise inventories	3,542	3,795
Other	481	378
Total current assets	5,331	5,247
Property and equipment, net	7,773	8,103
Other assets	236	224
Total assets	$13,340	$13,574

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,271	$1,507
Accrued liabilities	1,155	1,224
Income taxes payable	99	112
Current portion of capital lease and financing obligations	126	131
Total current liabilities	2,651	2,974
Long-term debt	2,797	2,795
Capital lease and financing obligations	1,591	1,685
Deferred income taxes	213	272
Other long-term liabilities	662	671
Shareholders’ equity:
Common stock - 373 and 371 million shares issued	4	4
Paid-in capital	3,078	3,003
Treasury stock, at cost, 205 and 197 million shares	(10,651)	(10,338)
Accumulated other comprehensive loss	(11)	(14)
Retained earnings	13,006	12,522
Total shareholders’ equity	$5,426	$5,177
Total liabilities and shareholders’ equity	$13,340	$13,574

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except per Share Data)	2017	2016	2015
Net sales	$19,095	$18,686	$19,204
Cost of merchandise sold	12,176	11,944	12,265
Gross margin	6,919	6,742	6,939
Operating expenses:
Selling, general and administrative	4,512	4,435	4,452
Depreciation and amortization	991	938	934
Impairments, store closing and other costs	—	186	—
Operating income	1,416	1,183	1,553
Interest expense, net	299	308	327
Loss on extinguishment of debt	—	—	169
Income before income taxes	1,117	875	1,057
Provision for income taxes	258	319	384
Net income	$859	$556	$673
Net income per share:
Basic	$5.14	$3.12	$3.48
Diluted	$5.12	$3.11	$3.46

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Accumulated Other
(Dollars in Millions, Except per Share Data)	Shares	Amount	Paid-In Capital	Shares	Amount	Comprehensive Loss (a)	Retained Earnings	Total
Balance at January 31, 2015	367	$4	$2,743	(166)	$(8,744)	$(20)	$12,008	$5,991
Comprehensive income	—	—	—	—	—	3	673	676
Stock options and awards, net of tax	3	—	201	(1)	(27)	—	—	174
Dividends paid ($1.80 per common share)	—	—	—	—	3	—	(352)	(349)
Treasury stock purchases	—	—	—	(17)	(1,001)	—	—	(1,001)
Balance at January 30, 2016	370	4	2,944	(184)	(9,769)	(17)	12,329	5,491
Comprehensive income	—	—	—	—	—	3	556	559
Stock options and awards, net of tax	1	—	59	—	(17)	—	—	42
Dividends paid ($2.00 per common share)	—	—	—	—	5	—	(363)	(358)
Treasury stock purchases	—	—	—	(13)	(557)	—	—	(557)
Balance at January 28, 2017	371	$4	$3,003	(197)	$(10,338)	$(14)	$12,522	$5,177
Comprehensive income	—	—	—	—	—	3	859	862
Stock options and awards, net of tax	2	—	75	—	(14)	—	—	61
Dividends paid ($2.20 per common share)	—	—	—	—	7	—	(375)	(368)
Treasury stock purchases	—	—	—	(8)	(306)	—	—	(306)
Balance at February 3, 2018	373	$4	$3,078	(205)	$(10,651)	$(11)	$13,006	$5,426
(a)	Includes loss on interest rate derivative and reclassification adjustment for interest expense included in net income

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2017	2016	2015
Operating activities
Net income	$859	$556	$673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	991	938	934
Share-based compensation	55	41	48
Deferred income taxes	(61)	13	(38)
Other non-cash expenses, net	2	30	24
Impairments, store closing and other costs	—	57	—
Loss on extinguishment of debt	—	—	169
Changes in operating assets and liabilities:
Merchandise inventories	264	249	(215)
Other current and long-term assets	(83)	(45)	43
Accounts payable	(236)	256	(260)
Accrued and other long-term liabilities	(50)	81	53
Income taxes	(50)	(23)	53
Net cash provided by operating activities	1,691	2,153	1,484
Investing activities
Acquisition of property and equipment	(672)	(768)	(690)
Other	23	12	9
Net cash used in investing activities	(649)	(756)	(681)
Financing activities
Treasury stock purchases	(306)	(557)	(1,001)
Shares withheld for taxes on vested restricted shares	(14)	(17)	(27)
Dividends paid	(368)	(358)	(349)
Debt refinancing, net	—	—	(160)
Capital lease and financing obligation payments	(138)	(127)	(114)
Proceeds from stock option exercises	18	18	147
Proceeds from financing obligations	—	11	1
Net cash used in financing activities	(808)	(1,030)	(1,503)
Net increase (decrease) in cash and cash equivalents	234	367	(700)
Cash and cash equivalents at beginning of period	1,074	707	1,407
Cash and cash equivalents at end of period	$1,308	$1,074	$707
Supplemental information
Interest paid, net of capitalized interest	$297	$299	$318
Income taxes paid	272	314	372
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$42	$54	$63

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies

Business

As of February 3, 2018, we operated 1,158 department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

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

Fiscal year	Ended	Number of Weeks
2017	February 3, 2018	53
2016	January 28, 2017	52
2015	January 30, 2016	52

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $83 million at February 3, 2018 and $81 million at January 28, 2017.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	Feb 3, 2018	Jan 28, 2017
Land	$1,115	$1,118
Buildings and improvements:
Owned	8,062	8,004
Leased	1,813	1,801
Fixtures and equipment	1,700	1,711
Information technology	2,337	1,939
Construction in progress	152	318
Total property and equipment, at cost	15,179	14,891
Less accumulated depreciation and amortization	(7,406)	(6,788)
Property and equipment, net	$7,773	$8,103

Construction in progress includes property and equipment which is not ready for its intended use.

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leased property and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	5-40 years
Fixtures and equipment	3-15 years
Information technology	3-8 years

Store Closure and Restructure Reserve

The following table summarizes changes in the store closure and restructure reserve during 2017:

(Dollars in Millions)	Store Lease Obligations	Severance	Total
Balance - January 28, 2017	$103	$3	$106
Payments	(10)	(3)	(13)
Reversals	(6)	—	(6)
Balance - February 3, 2018	$87	$—	$87

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. No material impairments were recorded in 2017 or 2015 as a result of the tests performed.  An impairment relating to store closures was recorded in 2016.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	Feb 3, 2018	Jan 28, 2017
Gift cards and merchandise return cards	$330	$329
Sales, property and use taxes	151	183
Payroll and related fringe benefits	173	147
Credit card liabilities	125	67
Other	376	498
Accrued liabilities	$1,155	$1,224

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

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. Total liabilities for these risks were $53 million as of February 2, 2018 and $65 million as of January 28, 2017.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income

The tax effects of interest rate derivatives included in other comprehensive income are as follows:

(Dollars in Millions)	2017	2016	2015
Before-tax amounts	$5	$5	$5
Tax expense	(2)	(2)	(2)
After-tax amounts	$3	$3	$3

Revenue Recognition

Revenue from the sale of merchandise is recognized when received by the customer, net of any returns. Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Revenue from Kohl's gift card sales is recognized upon gift card redemption. Income from unredeemed cards (breakage) is recorded in proportion and over the time period gift cards are actually redeemed.

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

 •    Markdowns

 •    Freight expenses associated with moving merchandise from our vendors to our distribution centers

 •    Shipping and handling expenses of digital sales

 •    Terms cash discount

 •    Depreciation of product development facilities and equipment

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

 •    Other non-operating revenues and expenses

The classification of these expenses varies across the retail industry.

Vendor Allowances

We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates, and promotion and marketing support. The vendor consideration is recorded as earned either as a reduction of inventory costs or Selling, General and Administrative Expenses. Promotional and marketing allowances are intended to offset our marketing costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reward Programs

We maintain programs in which customers earn rewards, which can be applied to future purchases, based on their spending and other promotional activities. We accrue the cost of anticipated redemptions related to the programs when the rewards are earned on the initial purchase. The costs of the programs are recorded in Cost of Merchandise Sold.

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

Some of our leased property and equipment are recorded as capital leases. These assets are included in property and equipment and depreciated over the term of the lease. We do not report rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense.

All other leases are considered operating leases. Assets subject to an operating lease and the related lease payments are not recorded on our Balance Sheet. Rent expense is recognized on a straight-line basis over the expected lease term.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2017	2016	2015
Gross marketing costs	$1,124	$1,164	$1,171
Vendor allowances	(138)	(148)	(160)
Net marketing costs	$986	$1,016	$1,011
Net marketing costs as a percent of net sales	5.2%	5.4%	5.3%

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

The information required to compute basic and diluted net income per share is as follows:

(Dollars in Millions, Except per Share Data)	2017	2016	2015
Numerator—net income	$859	$556	$673
Denominator—weighted average shares
Basic	167	178	193
Impact of dilutive share-based awards (a)	1	1	2
Diluted	168	179	195
Net income per share:
Basic	$5.14	$3.12	$3.48
Diluted	$5.12	$3.11	$3.46

(a)	Excludes 2 million share-based awards for 2017, 3 million share-based awards for 2016 and 1 million share-based awards for 2015 as the impact of such awards was antidilutive.

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

Upon implementation of the new standard, we expect to reclassify approximately $1 billion of net earnings from our credit card operations, which are currently reported in Selling, General and Administrative Expenses, into a newly-created revenue line on the face of our Income Statement.

We plan to adopt the standard using the retrospective method and will restate our prior period financials to reflect the standard as if it had always been applicable.

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

2. Debt

Long-term debt includes the following unsecured senior debt as of February 3, 2018 and January 28, 2017:

Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Outstanding
2021	4.81%	4.00%	$650
2023	3.25%	3.25%	350
2023	4.78%	4.75%	300
2025	4.25%	4.25%	650
2029	7.36%	7.25%	99
2033	6.05%	6.00%	166
2037	6.89%	6.88%	150
2045	5.57%	5.55%	450
	4.88%		$2,815

Long-term debt is net of unamortized debt discounts and deferred financing costs of $18 million at February 3, 2018 and $20 million at January 28, 2017.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges.  The estimated fair value of our long-term debt was $2.9 billion at February 3, 2018 and $2.7 billion at January 28, 2017.

On November 3, 2017, we amended and restated our existing $1.0 billion senior unsecured five-year revolving credit facility with various lenders that matures in November 2022.  Among other things, the agreement includes a maximum leverage ratio financial covenant (which is consistent with the ratio under our prior credit agreement) and restrictions on liens and subsidiary indebtedness.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of February 3, 2018, we were in compliance with all covenants of the various debt agreements.

We also had outstanding trade letters of credit totaling approximately $48 million at February 3, 2018 issued under uncommitted lines with two banks.

3. Lease Commitments

Rent expense charged to operations was $293 million for 2017, $276 million for 2016, and $279 million for 2015. In addition to rent payments, we are often required to pay real estate taxes, insurance and maintenance costs on leased properties. These items are not included in the future minimum lease payments listed below. Many store leases include multiple renewal options, exercisable at our option, that generally range from four to eight additional five-year periods.

Future minimum lease payments at February 3, 2018 were as follows:

(Dollars in Millions)	Capital Lease and Financing Obligations	Operating Leases
Fiscal year:
2018	$273	$259
2019	264	256
2020	247	252
2021	230	247
2022	207	236
Thereafter	2,183	3,873
	3,404	$5,123
Non-cash gain on future sale of property	474
Amount representing interest	(2,161)
Present value of lease payments	$1,717

4. Benefit Plans

We have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 99% of their base compensation, subject to certain statutory limits. We match 100% of the first 5% of each participant’s contribution, subject to certain statutory limits.

We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 75% of salary and 100% of bonus. Deferrals and credited investment returns are 100% vested.

The total costs for these benefit plans were $49 million for 2017, $47 million for 2016, and $49 million for 2015.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	Feb 3, 2018	Jan 28, 2017
Deferred tax liabilities:
Property and equipment	$788	$1,226
Merchandise inventories	63	95
Total deferred tax liabilities	851	1,321
Deferred tax assets:
Capital lease and financing obligations	445	711
Accrued and other liabilities, including stock-based compensation	106	194
Accrued step rent liability	76	111
Federal benefit on state tax reserves	30	47
Unrealized loss on interest rate swap	5	9
Merchandise inventories	—	—
Total deferred tax assets	662	1,072
Net deferred tax liability	$189	$249

Deferred tax assets included in other long-term assets totaled $24 million as of February 3, 2018 and $23 million as of January 28, 2017.

The components of the provision for income taxes were as follows:

(Dollars in Millions)	2017	2016	2015
Current federal	$299	$272	$397
Current state	26	25	34
Deferred federal	(86)	16	(35)
Deferred state	19	6	(12)
Provision for income taxes	$258	$319	$384

On December 22, 2017, H.R. 1, originally the Tax Cuts & Jobs Act (“the Act”), was signed into law making significant changes to the Internal Revenue Code.  Changes include a corporate rate decrease from 35% to 21%, effective January 1, 2018, as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  For matters that have not been completed, provisional amounts are recorded to the extent they can be reasonably estimated.

We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.  For 2017, the reduction in the tax rate is prorated, resulting in a current year statutory federal tax rate of 33.7%.  The provisional amount related to the current year federal tax rate reduction and the re-measurement of our deferred tax assets and liabilities is recorded as a total tax benefit of $136 million.  This estimate may be impacted as we further analyze available tax accounting methods and elections, state tax conformity to the federal tax changes and guidance issued by regulatory bodies that provide interpretive guidance of the Act.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2017	2016	2015
Federal statutory rate	33.7%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.0	2.4	2.1
Re-measurement of deferred tax assets and liabilities	(10.9)	—	—
Other federal tax credits	(0.7)	(0.9)	(0.8)
Effective tax rate	23.1%	36.5%	36.3%

The re-measurement of deferred tax assets and liabilities above includes the following impacts:

•	Revaluation of deferred taxes that existed on December 22, 2017, the enactment date of the Act
•	Deferred taxes that were created after December 22, 2017. These items were deducted at the federal statutory rate of 33.7%, but will reverse at the newly enacted 21% rate.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The federal returns subject to examination are for the 2008 through 2017 tax years. State returns subject to examination vary depending upon the state. Generally, the 2014 through 2017 tax years are subject to state examination. The earliest state open period is 2006. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

During 2017, we resolved a significant state tax dispute. The resolution relates to fiscal years 2003 through 2012. As a result of the settlement, we recorded a $30 million pre-tax benefit in 2017.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	2017	2016
Balance at beginning of year	$149	$139
Increases due to:
Tax positions taken in prior years	—	3
Tax positions taken in current year	18	15
Decreases due to:
Tax positions taken in prior years	(13)	—
Settlements with taxing authorities	(16)	(6)
Lapse of applicable statute of limitations	(3)	(2)
Balance at end of year	$135	$149

  Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $33 million at February 3, 2018 and $29 million at January 28, 2017. We had interest and penalty expense of $4 million for 2017, $6 million for 2016, and none for 2015.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $112 million as of February 3, 2018 and $110 million as of January 28, 2017. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for current income taxes recorded on our balance sheet. Receivables included in other current assets totaled $62 million as of February 3, 2018 and $27 million as of January 28, 2017.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock-Based Compensation

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2017 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units and options to purchase shares of our common stock, to officers, key employees and directors. As of February 3, 2018, there were 9.0 million shares authorized and 9.1 million shares available for grant under the 2017 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants. We also have outstanding options which were granted under previous compensation plans.

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

The following table summarizes our stock option activity:

	2017		2016		2015
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	2,350	$53.29	3,076	$52.65	6,211	$52.95
Exercised	(359)	50.94	(410)	46.86	(2,815)	52.79
Forfeited/expired	(852)	58.00	(316)	55.39	(320)	57.36
Balance at end of year	1,139	$50.51	2,350	$53.29	3,076	$52.65

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $3 million in 2017, $2 million in 2016, $52 million in 2015.

Additional information related to stock options outstanding and exercisable at February 3, 2018, segregated by exercise price range, is summarized below:

(Shares in Thousands)	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 41.24 – $ 50.00	561	1.5	$47.73	524	1.5	$47.81
$ 50.01 – $ 64.49	578	1.0	53.21	520	0.8	53.16
Balance at end of year	1,139	1.3	$50.51	1,044	1.1	$50.47
Intrinsic value (in thousands)	$14,771			$13,575

The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on February 3, 2018 ($63.47) over the exercise price multiplied by the applicable number of stock options

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Stock Awards

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

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2017		2016		2015
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,163	$52.75	2,211	$57.37	2,431	$52.29
Granted	1,624	39.69	1,128	46.61	955	65.02
Vested	(772)	52.14	(935)	55.54	(957)	52.61
Forfeited	(204)	59.58	(241)	55.54	(218)	55.16
Balance at end of year	2,811	$45.60	2,163	$52.75	2,211	$57.37

The aggregate fair value of awards at the time of vesting was $40 million in 2017, $52 million in 2016, and $50 million in 2015.

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

The following table summarizes performance share unit activity by year of grant:

	2017		2016		2015
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	512	$57.82	357	$63.58	221	$56.76
Granted	365	40.83	309	47.89	177	70.50
Vested	(106)	57.58	—	—	—	—
Forfeited	(111)	78.35	(154)	59.74	(41)	56.71
Balance at end of year	660	$44.97	512	$57.82	357	$63.58

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Required Disclosures

Stock-based compensation expense, other than that included in Impairments, store closing and other costs, is included in Selling, General and Administrative Expenses in our Consolidated Statements of Income. Stock-based compensation expense totaled $55 million for 2017, $44 million for 2016 and $48 million for 2015.  At February 3, 2018, we had approximately $98 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.

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

8. Quarterly Financial Information (Unaudited)

	2017
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Net sales	$3,843	$4,144	$4,332	$6,776
Gross margin	$1,398	$1,633	$1,595	$2,293
Selling, general and administrative expenses	$975	$983	$1,095	$1,459
Net income	$66	$208	$117	$468
Basic shares	170	168	166	165
Basic net income per share	$0.39	$1.24	$0.70	$2.83
Diluted shares	171	168	166	167
Diluted net income per share	$0.39	$1.24	$0.70	$2.81

	2016
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Net sales	$3,972	$4,182	$4,327	$6,205
Gross margin	$1,412	$1,650	$1,607	$2,072
Selling, general and administrative expenses	$1,008	$986	$1,080	$1,360
Impairments, store closing and other costs	$64	$128	$(6)	$—
Net income	$17	$140	$146	$252
Basic shares	183	180	177	174
Basic net income per share	$0.09	$0.77	$0.83	$1.45
Diluted shares	184	181	177	175
Diluted net income per share	$0.09	$0.77	$0.83	$1.44

Due to changes in stock prices during the year and timing of share repurchases and issuances, the sum of quarterly net income per share may not equal the annual net income per share.