Form 10-Q
period 2018-05-05
KOHLS Corp
filed 2018-06-08
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ * (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 2, 2018 Common Stock, Par Value $0.01 per Share, 167,096,325 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	May 5, 2018	February 3, 2018	April 29, 2017
Assets		As Adjusted (a)	As Adjusted (a)
Current assets:
Cash and cash equivalents	$822	$1,308	$625
Merchandise inventories	3,726	3,542	3,991
Other	435	530	378
Total current assets	4,983	5,380	4,994
Property and equipment, net	7,694	7,773	8,069
Other assets	239	236	231
Total assets	$12,916	$13,389	$13,294

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,454	$1,271	$1,480
Accrued liabilities	1,135	1,213	1,147
Income taxes payable	118	99	137
Current portion of capital lease and financing obligations	123	126	134
Total current liabilities	2,830	2,709	2,898
Long-term debt	2,301	2,797	2,795
Capital lease and financing obligations	1,563	1,591	1,657
Deferred income taxes	198	211	283
Other long-term liabilities	668	662	674
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,125	3,078	3,013
Treasury stock, at cost	(10,737)	(10,651)	(10,503)
Accumulated other comprehensive loss	(8)	(11)	(13)
Retained earnings	12,972	12,999	12,486
Total shareholders’ equity	5,356	5,419	4,987
Total liabilities and shareholders’ equity	$12,916	$13,389	$13,294
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
(Dollars in Millions, Except per Share Data)	May 5, 2018	April 29, 2017
		As Adjusted (a)
Net sales	$3,953	$3,815
Other revenue	255	250
Total revenue	4,208	4,065
Cost of merchandise sold	2,496	2,428
Operating expenses:
Selling, general and administrative	1,259	1,214
Depreciation and amortization	243	238
Operating income	210	185
Interest expense, net	71	76
Loss on extinguishment of debt	42	—
Income before income taxes	97	109
Provision for income taxes	22	43
Net income	$75	$66
Net income per share:
Basic	$0.46	$0.39
Diluted	$0.45	$0.39
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss
(Dollars in Millions, Except per Share Data)	Shares	Amount		Shares	Amount		Retained Earnings	Total
Balance at February 3, 2018 (previously reported)	373	$4	$3,078	(205)	$(10,651)	$(11)	$13,006	$5,426
Change in accounting standard (a)	—	—	—	—	—	—	(7)	(7)
Balance at February 3, 2018 (as adjusted)	373	4	3,078	(205)	(10,651)	(11)	12,999	5,419
Comprehensive income	—	—	—	—	—	3	75	78
Stock options and awards, net of tax	1	—	47	—	(17)	—	—	30
Dividends paid ($0.61 per common share)	—	—	—	—	1	—	(102)	(101)
Treasury stock purchases	—	—	—	(1)	(70)	—	—	(70)
Balance at May 5, 2018	374	$4	$3,125	(206)	$(10,737)	$(8)	$12,972	$5,356
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(Dollars in Millions)	May 5, 2018	April 29, 2017
Operating activities		As Adjusted (a)
Net income	$75	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243	238
Share-based compensation	30	10
Deferred income taxes	(12)	13
Loss on extinguishment of debt	42	—
Other non-cash revenues and expenses	2	(12)
Changes in operating assets and liabilities:
Merchandise inventories	(181)	(193)
Accrued and other long-term liabilities	(107)	(117)
Accounts payable	183	(27)
Other current and long-term assets	68	42
Income taxes	44	26
Net cash provided by operating activities	387	46
Investing activities
Acquisition of property and equipment	(133)	(216)
Other	—	13
Net cash used in investing activities	(133)	(203)
Financing activities
Treasury stock purchases	(70)	(156)
Shares withheld for taxes on vested restricted shares	(17)	(10)
Dividends paid	(101)	(94)
Reduction of long-term borrowings	(500)	—
Premium paid on redemption of debt	(35)	—
Capital lease and financing obligation activity	(33)	(32)
Proceeds from stock option exercises	16	—
Net cash used in financing activities	(740)	(292)
Net decrease in cash and cash equivalents	(486)	(449)
Cash at beginning of period	1,308	1,074
Cash at end of period	$822	$625
Supplemental information
Interest paid, net of capitalized interest	$58	$46
Income taxes paid	15	5
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$—	$13
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.

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
Leases (ASC Topic 842) Issued February 2016 Effective Q1 2019

Among other things, the new standard requires us to recognize a right-of-use asset and a lease liability on our balance sheet for each lease.  It also changes the presentation and timing of lease-related expenses.

Approximately 5% of our store leases and all of our land leases are not currently recorded on our balance sheet.  Recording right-of-use assets and lease liabilities for these and other non-store leases is expected to have a material impact on our balance sheet.  We are also evaluating the impact that recording right-of-use assets and lease liabilities will have on our income statement and the financial statement impact that the standard will have on leases, which are currently recorded on our balance sheet.

In 2017, we recorded provisional amounts for certain income tax effects of the Tax Cuts & Jobs Act (the “Act"), as addressed in Staff Accounting Bulletin No. 118 (“SAB 118”).  During the three months ended May 5, 2018, we made no adjustments to the previously recorded provisional amounts related to the Act.  Additional work is needed to finalize the income tax effects of the Act and we do not expect subsequent adjustments to be material.  Any such adjustments will be recorded as income tax expense in the period in which the adjustment is finalized.

2. Revenue Recognition

Effective February 4, 2018, we adopted Revenue from Contracts with Customers (ASC Topic 606) as required.  We adopted the new standard using the full retrospective method. The standard eliminates the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replaces it with a principles-based approach for revenue recognition and disclosures. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

Net Sales

Net sales include revenue from the sale of merchandise and shipping revenues. Net sales are recognized when merchandise is received by the customer and we have fulfilled all performance obligations. We do not have any sales that are recorded as commissions.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes net sales by line of business for the quarters ended May 5, 2018 and April 29, 2017:

(Dollars in Millions)	May 5, 2018	April 29, 2017
Women's	$1,255	$1,224
Men's	790	754
Home	691	641
Children's	454	471
Footwear	426	399
Accessories	337	326
Net Sales	$3,953	$3,815

We maintain various rewards programs whereby customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed. Sales are recorded net of returns. At the end of each reporting period, we record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period. Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed.

Liabilities for performance obligations resulting from our rewards programs, return reserves, and unredeemed gift cards totaled $380 million as of May 5, 2018 and $368 million as of April 29, 2017.

Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue consists primarily of revenue from our credit card operations, unused gift cards (breakage), and other non-merchandise revenues.

Revenue from credit card operations includes our share of the finance charges and interest fees, less charge-offs of the Kohl’s credit card pursuant to the Private Label Credit Card Program Agreement. Expenses related to our credit card operations are reported in SG&A.

Income from unused gift cards (breakage) is recorded in proportion and over the time period gift cards are actually redeemed.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the impact of adoption of the new standard by financial statement line item:

Three Months Ended April 29, 2017 (Dollars in Millions, Except per Share Data)	As Previously Reported	New Standard Adjustment	Adjusted
Net sales	$3,843	$(28)	$3,815
Other revenue		250	250
Total revenue		222	4,065
Cost of merchandise sold	2,445	(17)	2,428
Gross margin	1,398
Operating expenses:
Selling, general and administrative	975	239	1,214
Depreciation and amortization	238	-	238
Operating income	185	-	185
Interest expense, net	76	-	76
Income before income taxes	109	-	109
Provision for income taxes	43	-	43
Net income	$66	$-	$66
Net income per share:
Basic	$0.39	$-	$0.39
Diluted	$0.39	$-	$0.39

April 29, 2017 (Dollars in Millions)	As Previously Reported	New Standard Adjustment	Adjusted
Assets
Current assets:
Cash and cash equivalents	$625	$-	$625
Merchandise inventories	3,991	-	3,991
Other	328	50	378
Total current assets	4,944	50	4,994
Property and equipment, net	8,069	-	8,069
Other assets	231	-	231
Total assets	$13,244	$50	$13,294

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,480	$-	$1,480
Accrued liabilities	1,088	59	1,147
Income taxes payable	137	-	137
Current portion of capital lease and financing obligations	134	-	134
Total current liabilities	2,839	59	2,898
Long-term debt	2,795	-	2,795
Capital lease and financing obligations	1,657	-	1,657
Deferred income taxes	285	(2)	283
Other long-term liabilities	674	-	674
Total shareholders’ equity	4,994	(7)	4,987
Total liabilities and shareholders’ equity	$13,244	$50	$13,294

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 3, 2018 (Dollars in Millions)	As Previously Reported	New Standard Adjustment	Adjusted
Assets
Current assets:
Cash and cash equivalents	$1,308	$-	$1,308
Merchandise inventories	3,542	-	3,542
Other	481	49	530
Total current assets	5,331	49	5,380
Property and equipment, net	7,773	-	7,773
Other assets	236	-	236
Total assets	$13,340	$49	$13,389

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,271	$-	$1,271
Accrued liabilities	1,155	58	1,213
Income taxes payable	99	-	99
Current portion of capital lease and financing obligations	126	-	126
Total current liabilities	2,651	58	2,709
Long-term debt	2,797	-	2,797
Capital lease and financing obligations	1,591	-	1,591
Deferred income taxes	213	(2)	211
Other long-term liabilities	662	-	662
Total shareholders’ equity	5,426	(7)	5,419
Total liabilities and shareholders’ equity	$13,340	$49	$13,389

The adoption of the new standard had no impact on our basic or diluted earnings per share or our net cash provided by (used in) operating, financing, or investing activities.

3. Store Closure and Restructure Reserve

The following table summarizes changes in the store closure and restructure reserve during the quarter ended May 5, 2018:

(Dollars in Millions)
Balance - February 3, 2018	$87
Payments	(3)
Balance - May 5, 2018	$84

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Debt

Long-term debt consists of the following unsecured senior debt:

	Effective Rate	Coupon Rate	Outstanding
Maturity (Dollars in Millions)			May 5, 2018	February 3, 2018 & April 29, 2017
2021	4.81%	4.00%	$426	$650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	184	300
2025	4.25%	4.25%	650	650
2029	7.36%	7.25%	42	99
2033	6.05%	6.00%	112	166
2037	6.89%	6.88%	101	150
2045	5.57%	5.55%	450	450
	4.76%		$2,315	$2,815

Long-term debt is net of unamortized debt discounts and deferred financing costs of $14 million at May 5, 2018, $18 million at February 3, 2018, and $20 million at April 29, 2017.

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.3 billion at May 5, 2018, $2.9 billion at February 3, 2018 and $2.8 billion at April 29, 2017.

In April 2018, we completed a cash tender offer for $500 million of senior unsecured debt.  We recognized a $42 million loss on extinguishment of debt in the first quarter of 2018 which includes $35 million of premiums paid to holders as a result of the tender offer, a $4 million non-cash write-off of an interest rate hedge on tendered debt, and a $3 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.

5. Stock-Based Compensation

The following table summarizes our stock-based compensation activity for the three months ended May 5, 2018:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 3, 2018	1,139	$50.51	2,811	$45.60	660	$44.97
Granted	—	—	710	63.08	147	65.34
Exercised/vested	(582)	51.30	(644)	48.18	(38)	78.35
Forfeited/expired	(2)	53.14	(33)	48.62	—	—
Balance - May 5, 2018	555	$49.91	2,844	$49.37	769	$47.23

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Contingencies

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended
(Dollar and Shares in Millions, Except per Share Data)	May 5, 2018	April 29, 2017
Numerator—Net income	$75	$66
Denominator—Weighted average shares:
Basic	165	170
Impact of dilutive stock-based awards	2	1
Diluted	167	171
Antidilutive shares	—	3
Net income per share:
Basic	$0.46	$0.39
Diluted	$0.45	$0.39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "the quarter" and "the first quarter" are for the three fiscal months (13 weeks) ended May 5, 2018 and April 29, 2017. References to "2018" are for the quarter ended May 5, 2018.  References to “2017” are for the quarter ended April 29, 2017.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in our 2017 Annual Report on Form 10-K (our "2017 Form 10-K"). The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed elsewhere in this report and in our 2017 Form 10-K (particularly in "Risk Factors").

Executive Summary

As of May 5, 2018, we operated 1,158 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced private label, exclusive and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only on-line.

Key financial results for the quarter included:

•	Positive comparable sales results
•	50 basis point increase in gross margin as a percent of net sales
•	7% reduction in inventory per store
•	SG&A as a percent of total revenue deleveraged 6 basis points
•	$500 million reduction in outstanding debt
•	15% increase in GAAP diluted earnings per share ("EPS") and 65% increase in adjusted EPS

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Net Sales

Net sales increased $138 million, or 3.6%, to $4.0 billion for the first quarter of 2018. Comparable sales increased 3.6% on a fiscal basis. The fiscal basis compares the 13 week periods ended May 5, 2018 and April 29, 2017. Comparable sales increased 0.4% on a shifted basis.  The shifted basis compares the 13 week periods ended May 5, 2018 and May 6, 2017, adjusting for the 53rd week in fiscal 2017. Kohl’s store sales are included in comparable sales after the store has been open for 12 full months.  Digital sales and sales at remodeled and relocated Kohl’s stores are included in comparable sales, unless square footage has changed by more than 10%.

Average transaction value increased, driven by a strong increase in average unit retail.  Transactions were relatively flat on a fiscal basis and were lower on a shifted basis.

From a line of business perspective, Home, Footwear, and Men’s were the strongest performers while the Children’s business was the most challenging.

From a regional perspective, the West, Midwest, and South Central outperformed the Company.  The Northeast and Mid-Atlantic, which were negatively impacted by weather, as well as the Southeast underperformed the Company.

Other Revenue

Other revenue increased $5 million, or 2%, to $255 million for the first quarter of 2018. The increase was primarily due to higher credit card revenue as a result of higher interest and late fees.

Cost of Merchandise Sold and Gross Margin

	Quarter
(Dollars in Millions)	2018	2017	Change
Net sales	$3,953	$3,815	$138
Cost of merchandise sold	2,496	2,428	68
Gross margin	$1,457	$1,387	$70
Gross margin as a percent of net sales	36.9%	36.4%	50 bp

Cost of merchandise sold includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for on-line sales; and terms cash discount. Our cost of merchandise sold may not be comparable with that of other retailers because we include distribution center and buying costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.  Cost of merchandise sold increased $68 million, or 3%, in the first quarter of 2018.

We calculate gross margin as net sales less cost of merchandise sold.  Our gross margin rate increased 50 basis points to 36.9% of net sales for the quarter.  The increase was driven by our clean inventory position at the start of the quarter.  As a result, we drove an improvement in full-price and clearance sell-throughs resulting in fewer markdowns.

Selling, General and Administrative Expenses ("SG&A")

	Quarter
(Dollars in Millions)	2018	2017	Change
SG&A	$1,259	$1,214	$45
As a percent of total revenue	29.9%	29.9%	6 bp

SG&A expenses include compensation and benefit costs (including stores, headquarters, buying, and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; expenses related to our credit card operations; and other administrative revenues and expenses.  We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of sales. If the expense as a percent of sales decreased from the prior year, the expense "leveraged". If the expense as a percent of sales increased over the prior year, the expense "deleveraged".

SG&A increased $45 million, or 3.7%, to $1.3 billion in the first quarter of 2018.  As a percentage of total revenue, SG&A deleveraged 6 basis points.  Substantially all of the increase was driven by higher technology spending as we make investments in programs like cloud migration and omni channel growth and by corporate costs related to our recent executive leadership changes. Store expenses were flat for the quarter; despite the increase in sales as savings from our operational excellence initiatives offset wage pressures.

Other Expenses

	Quarter
(Dollars in Millions)	2018	2017	Change
Depreciation and amortization	$243	$238	$5
Interest expense, net	71	76	(5)
Loss on extinguishment of debt	42	—	42

Depreciation and amortization increased as a result of the opening of our fifth E-commerce fulfillment center in 2017 and technology investments.

Interest expense decreased due to lower interest on capital leases as the store portfolio matures, as well as increased interest income due to higher yield and investment balances.

In April 2018, we completed a cash tender offer for $500 million of senior unsecured debt.  We recognized a $42 million loss on extinguishment of debt in the first quarter of 2018 which includes $35 million of premiums paid to holders as a result of the tender offer, a $4 million non-cash write-off of an interest rate hedge on tendered debt, and a $3 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt.

Income Taxes

	Quarter
(Dollars in Millions)	2018	2017	Change
Provision for income taxes	$22	$43	$(21)
Effective tax rate	22.8%	39.2%	(1640) bps

The decreases in the provision for income taxes and the effective tax rate were primarily due to tax reform. Favorable audit settlements in 2018 and stock-based compensation also contributed to the decrease.

Income before Income Taxes, Net Income and Earnings Per Diluted Share

	Quarter
	2018			2017
(Dollars in Millions, Except per Share Data)	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
GAAP	$97	$75	$0.45	$109	$66	$0.39
Loss on extinguishment of debt	42	32	0.19	—	—	—
Adjusted (Non-GAAP)	$139	$107	$0.64	$109	$66	$0.39

We believe the adjusted results in the table above are useful because they provide enhanced visibility into our results excluding the loss on extinguishment of debt.  However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.

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

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash.

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes and other costs of running our business •Capital expenditures •Inventory •Dividend payments •Share repurchases •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
(Dollars in Millions)	2018	2017	$	%
Net cash provided by (used in):
Operating activities	$387	$46	$341	741%
Investing activities	(133)	(203)	70	34%
Financing activities	(740)	(292)	(448)	(153)%

Operating Activities

Operating activities generated $387 million of cash in the first quarter of 2018, an increase of $341 million from the first quarter of 2017. The increase was primarily due to changes in accounts payable.

Investing Activities

Investing activities used cash of $133 million in the first quarter of 2018, a decrease of $70 million from the first quarter of 2017.  The decrease was primarily due to prior year spending on our 5th E-commerce fulfillment center.

Financing Activities

Financing activities used cash of $740 million in the first quarter of 2018, an increase of $448 million from the first quarter of 2017.

During the first quarter of 2018, we completed a cash tender offer for $500 million of senior unsecured debt and recognized a $42 million loss on extinguishment of debt.  This resulted in an 8 basis point reduction in our weighted-average coupon rate and extended the remaining weighted-average maturity of the portfolio by an additional 6 months. The debt tender is expected to reduce interest expense by approximately $25 million on an annual basis.

We paid cash for treasury stock purchases of $70 million in the first quarter of 2018 and $156 million in the first quarter of 2017.  Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.

We paid cash dividends of $101 million ($0.61 per share) in the first quarter of 2018 and $94 million ($0.55 per share) in the first quarter of 2017.  On May 16, 2018, our Board of Directors declared a quarterly cash dividend on our common stock of $0.61 per share. The dividend is payable on June 27, 2018 to shareholders of record at the close of business on June 13, 2018.

As of May 5, 2018, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	May 5, 2018	April 29, 2017
Working capital	$2,153	$2,096
Current ratio	1.76	1.72
Debt/capitalization	42.7%	47.9%

Our working capital and current ratio increased despite the cash tender offer for $500 million of our senior unsecured debt in April 2018.  Our debt/capitalization ratio reflects the benefit of lower debt outstanding.

Inventory per store decreased 7% from the first quarter of 2017.  Accounts payable as a percent of inventory increased to 39.0% at May 5, 2018.  Both were driven by our inventory management initiatives.

Debt Covenant Compliance

As of May 5, 2018, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2018.

Contractual Obligations

Aside from the extinguishment of $500 million of our long-term debt as a result of the debt tender offer and the resulting decline in our interest expense, there have been no significant changes in the contractual obligations disclosed in our 2017 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 5, 2018.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2017 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2017 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the risk factors described in our 2017 Form 10-K.

This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should," “expects” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements may include comments about our future sales or financial performance and our plans, performance, and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Part I, Item 1A of our 2017 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended May 5, 2018, which were not registered under the Securities Act of 1933, as amended.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended May 5, 2018:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4 - March 3, 2018	26,162	$64.89	-	$1,602
March 4 - April 7, 2018	811,209	63.72	591,700	1,564
April 8 - May 5, 2018	512,014	61.66	511,283	1,533
Total	1,349,385	$62.96	1,102,983	$1,533

Item 6. Exhibits

Exhibit	Description
10.1	Form of SEVP Employment Agreement*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 8, 2018	/s/ Bruce Besanko
Bruce Besanko On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)