Form 10-Q
period 2018-08-04
KOHLS Corp
filed 2018-09-07
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: September 1, 2018 Common Stock, Par Value $0.01 per Share, 166,712,843 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	August 4, 2018	February 3, 2018	July 29, 2017
Assets		As Adjusted (a)	As Adjusted (a)
Current assets:
Cash and cash equivalents	$1,066	$1,308	$552
Merchandise inventories	3,572	3,542	3,853
Other	404	530	381
Total current assets	5,042	5,380	4,786
Property and equipment, net	7,635	7,773	8,068
Other assets	238	236	230
Total assets	$12,915	$13,389	$13,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,404	$1,271	$1,370
Accrued liabilities	1,174	1,213	1,125
Income taxes payable	70	99	43
Current portion of capital lease and financing obligations	122	126	133
Total current liabilities	2,770	2,709	2,671
Long-term debt	2,273	2,797	2,796
Capital lease and financing obligations	1,537	1,591	1,637
Deferred income taxes	188	211	268
Other long-term liabilities	660	662	691
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,163	3,078	3,026
Treasury stock, at cost	(10,835)	(10,651)	(10,596)
Accumulated other comprehensive loss	(8)	(11)	(12)
Retained earnings	13,163	12,999	12,599
Total shareholders’ equity	5,487	5,419	5,021
Total liabilities and shareholders’ equity	$12,915	$13,389	$13,084
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
		As Adjusted (a)		As Adjusted (a)
Net sales	$4,310	$4,147	$8,263	$7,962
Other revenue	260	248	515	498
Total revenue	4,570	4,395	8,778	8,460
Cost of merchandise sold	2,605	2,525	5,101	4,953
Operating expenses:
Selling, general, and administrative	1,272	1,220	2,532	2,434
Depreciation and amortization	241	243	483	482
Operating income	452	407	662	591
Interest expense, net	65	75	135	150
Loss on extinguishment of debt	—	—	42	—
Income before income taxes	387	332	485	441
Provision for income taxes	95	124	117	167
Net income	$292	$208	$368	$274
Net income per share:
Basic	$1.77	$1.24	$2.23	$1.62
Diluted	$1.76	$1.24	$2.21	$1.62

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Loss
(Dollars in Millions, Except per Share Data)	Shares	Amount	Paid-In Capital	Shares	Amount		Retained Earnings	Total
Balance at February 3, 2018 (previously reported)	373	$4	$3,078	(205)	$(10,651)	$(11)	$13,006	$5,426
Change in accounting standard (a)	—	—	—	—	—	—	(7)	(7)
Balance at February 3, 2018 (as adjusted)	373	4	3,078	(205)	(10,651)	(11)	12,999	5,419
Comprehensive income	—	—	—	—	—	3	368	371
Stock options and awards, net of tax	1	—	85	—	(21)	—	—	64
Dividends paid ($1.22 per common share)	—	—	—	—	2	—	(204)	(202)
Treasury stock purchases	—	—	—	(2)	(165)	—	—	(165)
Balance at August 4, 2018	374	$4	$3,163	(207)	$(10,835)	$(8)	$13,163	$5,487
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	August 4, 2018	July 29, 2017
Operating activities		As Adjusted (a)
Net income	$368	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483	482
Share-based compensation	50	21
Deferred income taxes	(25)	(2)
Loss on extinguishment of debt	42	—
Other non-cash revenues and expenses	13	(5)
Changes in operating assets and liabilities:
Merchandise inventories	(24)	(53)
Accrued and other long-term liabilities	(88)	(176)
Accounts payable	133	(137)
Other current and long-term assets	89	36
Income taxes	6	(64)
Net cash provided by operating activities	1,047	376
Investing activities
Acquisition of property and equipment	(312)	(399)
Other	6	16
Net cash used in investing activities	(306)	(383)
Financing activities
Treasury stock purchases	(165)	(250)
Shares withheld for taxes on vested restricted shares	(21)	(12)
Dividends paid	(202)	(186)
Reduction of long-term borrowings	(528)	—
Premium paid on redemption of debt	(35)	—
Capital lease and financing obligation activity	(64)	(67)
Proceeds from stock option exercises	32	—
Net cash used in financing activities	(983)	(515)
Net decrease in cash and cash equivalents	(242)	(522)
Cash at beginning of period	1,308	1,074
Cash at end of period	$1,066	$552
Supplemental information
Interest paid, net of capitalized interest	$141	$146
Income taxes paid	164	233
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$7	$37
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

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

In 2017, we recorded provisional amounts for certain income tax effects of the Tax Cuts & Jobs Act (the “Act"), as addressed in Staff Accounting Bulletin No. 118 (“SAB 118”).  During the six months ended August 4, 2018, we made no adjustments to the previously recorded provisional amounts related to the Act.  Additional work is needed to finalize the income tax effects of the Act and we do not expect subsequent adjustments to be material.  Any such adjustments will be recorded as income tax expense in the period in which the adjustment is finalized.

2. Revenue Recognition

Effective February 4, 2018, we adopted Revenue from Contracts with Customers (ASC Topic 606) as required.  We adopted the new standard using the full retrospective method. The standard eliminated the transaction- and industry-specific revenue recognition guidance under prior U.S. GAAP and replaced it with a principles-based approach for revenue recognition and disclosures. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

Net Sales

Net sales include revenue from the sale of merchandise and shipping revenues. Net sales are recognized when merchandise is received by the customer and we have fulfilled all performance obligations. We do not have any sales that are recorded as commissions.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes net sales by line of business for the periods ended August 4, 2018 and July 29, 2017:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Women's	$1,439	$1,398	$2,694	$2,633
Men's	955	890	1,745	1,625
Home	678	679	1,369	1,320
Children's	464	426	919	904
Footwear	445	415	871	815
Accessories	329	339	665	665
Net Sales	$4,310	$4,147	$8,263	$7,962

We maintain various rewards programs whereby customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed. Sales are recorded net of returns. At the end of each reporting period, we record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period. Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. Liabilities for performance obligations resulting from our rewards programs, return reserves, and unredeemed gift cards and merchandise return cards totaled $358 million as of August 4, 2018, $422 million as of February 3, 2018 and $343 million as of July 29, 2017.

Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue consists primarily of revenue from our credit card operations, unused gift and merchandise return cards (breakage), and other non-merchandise revenues.

Revenue from credit card operations includes our share of the finance charges and interest fees, less charge-offs of the Kohl’s credit card pursuant to the Private Label Credit Card Program Agreement. Expenses related to our credit card operations are reported in SG&A.

Income from unused gift cards and merchandise return cards (breakage) is recorded in proportion and over the time period the cards are actually redeemed.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the impact of adoption of the new standard by financial statement line item:

Three Months Ended July 29, 2017 (Dollars in Millions, Except per Share Data)	As Previously Reported	New Standard Adjustment	Adjusted
Net sales	$4,144	$3	$4,147
Other revenue		248	248
Total revenue		251	4,395
Cost of merchandise sold	2,511	14	2,525
Gross margin	1,633
Operating expenses:
Selling, general and administrative	983	237	1,220
Depreciation and amortization	243	-	243
Operating income	407	-	407
Interest expense, net	75	-	75
Income before income taxes	332	-	332
Provision for income taxes	124	-	124
Net income	$208	$-	$208
Net income per share:
Basic	$1.24	$-	$1.24
Diluted	$1.24	$-	$1.24

Six Months Ended July 29, 2017 (Dollars in Millions, Except per Share Data)	As Previously Reported	New Standard Adjustment	Adjusted
Net sales	$7,987	$(25)	$7,962
Other revenue		498	498
Total revenue		473	8,460
Cost of merchandise sold	4,956	(3)	4,953
Gross margin	3,031
Operating expenses:
Selling, general and administrative	1,958	476	2,434
Depreciation and amortization	482	-	482
Operating income	591	-	591
Interest expense, net	150	-	150
Income before income taxes	441	-	441
Provision for income taxes	167	-	167
Net income	$274	$-	$274
Net income per share:
Basic	$1.62	$-	$1.62
Diluted	$1.62	$-	$1.62

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 29, 2017 (Dollars in Millions)	As Previously Reported	New Standard Adjustment	Adjusted
Assets
Current assets:
Cash and cash equivalents	$552	$-	$552
Merchandise inventories	3,853	-	3,853
Other	335	46	381
Total current assets	4,740	46	4,786
Property and equipment, net	8,068	-	8,068
Other assets	230	-	230
Total assets	$13,038	$46	$13,084

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,370	$-	$1,370
Accrued liabilities	1,069	56	1,125
Income taxes payable	43	-	43
Current portion of capital lease and financing obligations	133	-	133
Total current liabilities	2,615	56	2,671
Long-term debt	2,796	-	2,796
Capital lease and financing obligations	1,637	-	1,637
Deferred income taxes	271	(3)	268
Other long-term liabilities	691	-	691
Total shareholders’ equity	5,028	(7)	5,021
Total liabilities and shareholders’ equity	$13,038	$46	$13,084

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 3, 2018 (Dollars in Millions)	As Previously Reported	New Standard Adjustment	Adjusted
Assets
Current assets:
Cash and cash equivalents	$1,308	$-	$1,308
Merchandise inventories	3,542	-	3,542
Other	481	49	530
Total current assets	5,331	49	5,380
Property and equipment, net	7,773	-	7,773
Other assets	236	-	236
Total assets	$13,340	$49	$13,389

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,271	$-	$1,271
Accrued liabilities	1,155	58	1,213
Income taxes payable	99	-	99
Current portion of capital lease and financing obligations	126	-	126
Total current liabilities	2,651	58	2,709
Long-term debt	2,797	-	2,797
Capital lease and financing obligations	1,591	-	1,591
Deferred income taxes	213	(2)	211
Other long-term liabilities	662	-	662
Total shareholders’ equity	5,426	(7)	5,419
Total liabilities and shareholders’ equity	$13,340	$49	$13,389

The adoption of the new standard had no impact on our basic or diluted earnings per share or our net cash provided by (used in) operating, financing, or investing activities.

3. Store Closure and Restructure Reserve

The following table summarizes changes in the store closure and restructure reserve during the six months ended August 4, 2018:

(Dollars in Millions)
Balance - February 3, 2018	$87
Payments and reversals	(10)
Balance - August 4, 2018	$77

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Debt

Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	August 4, 2018	February 3, 2018 & July 29, 2017
2021	4.81%	4.00%	$413	$650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	184	300
2025	4.25%	4.25%	650	650
2029	7.36%	7.25%	42	99
2033	6.05%	6.00%	112	166
2037	6.89%	6.88%	101	150
2045	5.57%	5.55%	435	450
	4.76%		$2,287	$2,815

Long-term debt is net of unamortized debt discounts and deferred financing costs of $14 million at August 4, 2018, $18 million at February 3, 2018, and $19 million at July 29, 2017.

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.3 billion at August 4, 2018 and $2.9 billion at both February 3, 2018 and July 29, 2017.

Year to date, we have reduced our outstanding debt by $528 million, including $500 million which was repurchased pursuant to a cash tender offer in the first quarter and $28 million which was repurchased on the open market during the second quarter.  In conjunction with the debt reduction, we recorded a $42 million loss on extinguishment of debt which includes $35 million of premium paid to holders of the debt, $4 million related to an interest rate hedge, and $3 million of deferred financing fees and original issue discounts.

5. Stock-Based Compensation

The following table summarizes our stock-based compensation activity for the six months ended August 4, 2018:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 3, 2018	1,139	$50.51	2,811	$45.60	660	$44.97
Granted	—	—	975	63.63	179	66.30
Exercised/vested	(959)	50.49	(859)	48.13	(38)	78.35
Forfeited/expired	(2)	53.38	(62)	48.60	(5)	46.91
Balance - August 4, 2018	178	$51.36	2,865	$50.94	796	$48.17

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended
(Dollar and Shares in Millions, Except per Share Data)	August 4, 2018	July 29, 2017
Numerator—Net income	$292	$208
Denominator—Weighted average shares:
Basic	165	168
Impact of dilutive stock-based awards	1	—
Diluted	166	168
Antidilutive shares	—	3
Net income per share:
Basic	$1.77	$1.24
Diluted	$1.76	$1.24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter" and "the second quarter" are for the three fiscal months (13 weeks) ended August 4, 2018 and July 29, 2017. References to "year to date" and “first half” are for the six fiscal months (26 weeks) ended August 4, 2018 and July 29, 2017.

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

Executive Summary

As of August 4, 2018, we operated 1,158 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only on-line.

Key financial results for the quarter included:

•	Positive comparable sales results
•	42 basis point increase in gross margin as a percent of net sales
•	SG&A as a percentage of total revenue deleveraged 9 basis points
•	8% reduction in inventory per store
•	42% increase in diluted earnings per share ("EPS")

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Net Sales

Net sales increased $163 million, or 3.9%, to $4.3 billion for the second quarter of 2018. Year to date, net sales increased $301 million, or 3.8%.  On a shifted basis, which adjusts for the 53rd week in 2017 by comparing the periods ended August 4, 2018 and August 5, 2017, comparable sales increased 3.1% for the quarter and 1.8% year to date.  On a fiscal basis, which compares the fiscal periods ended August 4, 2018 and July 29, 2017, comparable sales increased 4.3% for the quarter and 4.0% year to date.  Kohl’s store sales are included in comparable sales after the store has been open for 12 full months.  Digital sales and sales at remodeled and relocated Kohl’s stores are included in comparable sales, unless square footage has changed by more than 10%.

The following results are on a shifted comparable sales basis:

•	The increase in comparable sales was driven by higher average transaction value in both periods.
•

Our Footwear and Men’s businesses outperformed the Company average in both periods.  The Women’s business also outperformed the Company average in the second quarter.  Home was challenging in the second quarter, but outperformed the Company average year to date.

•

All regions reported positive comparable sales in both periods.  The Midwest, South Central and West regions outperformed the Company average in both periods.  The MidAtlantic region also outperformed the Company average in the second quarter.

Other Revenue

Other revenue increased $12 million, or 5%, to $260 million for the second quarter of 2018 and $17 million, or 3%, to $515 million year to date.  The increases were primarily due to higher credit card revenue and unused gift card and merchandise return card revenue (breakage).

Cost of Merchandise Sold and Gross Margin

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
Net sales	$4,310	$4,147	$163	$8,263	$7,962	$301
Cost of merchandise sold	2,605	2,525	80	5,101	4,953	148
Gross margin	$1,705	$1,622	$83	$3,162	$3,009	$153
Gross margin as a percent of net sales	39.5%	39.1%	42 bp	38.3%	37.8%	46 bp

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

The increase in gross margin as a percent of net sales reflects the benefits of our inventory management initiatives which contributed to less permanent and promotional markdowns and our operational efficiency initiative, which positively impacted shipping costs.

Selling, General and Administrative Expenses ("SG&A")

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
SG&A	$1,272	$1,220	$52	$2,532	$2,434	$98
As a percent of total revenue	27.8%	27.8%	9 bp	28.8%	28.8%	7 bp

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

The following table summarizes the increases in SG&A by expense type:

(Dollars in Millions)	Quarter	Year to Date
Technology	$21	$36
Store expenses	13	14
Leadership changes & other corporate costs	9	36
Marketing	6	7
Distribution costs	3	5
Total increase	$52	$98

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

For the quarter, all major expenses leveraged, except technology where we’re making deliberate investments in the cloud and other technology initiatives.  Year to date, our corporate expenses deleveraged primarily due to expenses associated with recent executive leadership changes.

Other Expenses

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
Depreciation and amortization	$241	$243	$(2)	$483	$482	$1
Interest expense, net	65	75	(10)	135	150	(15)
Loss on extinguishment of debt	—	—	—	42	—	42

Depreciation and amortization decreased for the quarter as lower depreciation on our maturing store portfolio more than offset higher depreciation and amortization on our fifth E-commerce fulfillment center which opened in August 2017 and technology investments.

Interest expense, net decreased due to the benefits of this year’s debt tender transaction, as well as increased interest income due to higher yield and investment balances.

We recognized a $42 million loss on extinguishment of debt in the first quarter of 2018 related to our $500 million cash tender offer.

Income Taxes

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
Provision for income taxes	$95	$124	$(29)	$117	$167	$(50)
Effective tax rate	24.5%	37.4%		24.2%	37.9%

The decreases in the provision for income taxes and the effective tax rate were primarily due to tax reform.

Income before Income Taxes, Net Income and Earnings Per Diluted Share

	2018			2017
(Dollars in Millions, Except per Share Data)	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Quarter:
GAAP	$387	$292	$1.76	$332	$208	$1.24
Loss on extinguishment of debt	—	—	—	—	—	—
Adjusted (Non-GAAP)	$387	$292	$1.76	$332	$208	$1.24
Year to Date:
GAAP	$485	$368	$2.21	$441	$274	$1.62
Loss on extinguishment of debt	42	31	0.19	—	—	—
Adjusted (Non-GAAP)	$527	$399	$2.40	$441	$274	$1.62

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

Although we expect that our operations will be influenced by general economic conditions, including food, fuel and energy prices, and by costs to source our merchandise, we do not believe that inflation has had a material effect on our results of operations for the periods covered by this report. However, there can be no assurance that our business will not be impacted by such factors in the future.

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash.

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes and other costs of running our business •Capital expenditures •Inventory •Dividend payments •Share repurchases •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
(Dollars in Millions)	2018	2017	$	%
Net cash provided by (used in):
Operating activities	$1,047	$376	$671	178%
Investing activities	(306)	(383)	77	20%
Financing activities	(983)	(515)	(468)	(91)%

Operating Activities

Operating activities generated $1.0 billion of cash in the first half of 2018, an increase of $671 million over the first half of 2017. The increase was primarily due to changes in accounts payable.

Investing Activities

Investing activities used cash of $306 million in the first half of 2018 and $383 million in the first half of 2017.  The decrease was primarily due to lower spending on E-commerce fulfillment centers and timing of technology spending.

Financing Activities

Financing activities used cash of $983 million in the first half of 2018, an increase of $468 million over the first half of 2017.

In the first six months of 2018, we reduced our outstanding debt by $528 million, including $500 million which was repurchased pursuant to a cash tender offer in the first quarter and $28 million which was repurchased on the open market during the second quarter.  We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We paid cash for treasury stock purchases of $165 million in the first half of 2018 and $250 million in the first half of 2017.  Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.

We paid cash dividends of $202 million ($1.22 per share) in the first half of 2018 and $186 million ($1.10 per share) in the first half of 2017.  On August 14, 2018, our Board of Directors declared a quarterly cash dividend on our common stock of $0.61 per share. The dividend is payable on September 26, 2018 to shareholders of record at the close of business on September 12, 2018.

As of August 4, 2018, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	August 4, 2018	July 29, 2017
Working capital	$2,272	$2,115
Current ratio	1.82	1.79
Debt/capitalization	41.7%	47.6%

The increases in our working capital and current ratio include a $514 million increase in cash despite $528 million in debt reductions during the first six months of 2018.  The increases were attributable to cash, but were partially offset by a $281 million reduction in inventory as a result of our inventory management initiatives.  The debt/capitalization ratio reflects the benefit of lower debt outstanding.

Inventory per store as of August 4, 2018 decreased 8% from July 29, 2017.  Accounts payable as a percent of inventory increased 375 basis points to 39.3% at August 4, 2018.  Both were driven by our inventory management initiatives.

Debt Covenant Compliance

As of August 4, 2018, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2018.

Contractual Obligations

Aside from the $528 million reduction in outstanding debt and the resulting decline in our interest expense, there have been no significant changes in the contractual obligations disclosed in our 2017 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of August 4, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended August 4, 2018, which were not registered under the Securities Act of 1933, as amended.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended August 4, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
May 6 - June 2, 2018	523,302	$63.18	444,969	$1,505
June 3 - July 7, 2018	501,341	74.51	499,235	1,467
July 8 - August 4, 2018	421,978	72.08	419,848	1,437
Total	1,446,621	$70.10	1,364,052	$1,437

Item 6. Exhibits

Exhibit	Description
10.1	Employment agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Doug Howe effective as of May 14, 2018.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 7, 2018	/s/ Bruce Besanko
Bruce Besanko On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)