Form 10-Q
period 2018-11-03
KOHLS Corp
filed 2018-12-07
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: December 1, 2018 Common Stock, Par Value $0.01 per Share, 165,129,371 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	November 3, 2018	February 3, 2018	October 28, 2017
Assets		As Adjusted (a)	As Adjusted (a)
Current assets:
Cash and cash equivalents	$1,047	$1,308	$736
Merchandise inventories	4,844	3,542	4,632
Other	446	530	379
Total current assets	6,337	5,380	5,747
Property and equipment, net	7,538	7,773	7,974
Other assets	243	236	226
Total assets	$14,118	$13,389	$13,947

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,583	$1,271	$2,113
Accrued liabilities	1,289	1,213	1,294
Income taxes payable	14	99	24
Current portion of capital lease and financing obligations	121	126	131
Total current liabilities	4,007	2,709	3,562
Long-term debt	2,272	2,797	2,796
Capital lease and financing obligations	1,528	1,591	1,622
Deferred income taxes	201	211	272
Other long-term liabilities	657	662	673
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,185	3,078	3,039
Treasury stock, at cost	(10,952)	(10,651)	(10,633)
Accumulated other comprehensive loss	(8)	(11)	(12)
Retained earnings	13,224	12,999	12,624
Total shareholders’ equity	5,453	5,419	5,022
Total liabilities and shareholders’ equity	$14,118	$13,389	$13,947

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
		As Adjusted (a)		As Adjusted (a)
Net sales	$4,369	$4,312	$12,632	$12,274
Other revenue	259	255	774	753
Total revenue	4,628	4,567	13,406	13,027
Cost of merchandise sold	2,752	2,727	7,854	7,680
Operating expenses:
Selling, general, and administrative	1,375	1,340	3,907	3,774
Depreciation and amortization	243	243	725	724
Operating income	258	257	920	849
Interest expense, net	63	74	197	225
Loss on extinguishment of debt	—	—	42	—
Income before income taxes	195	183	681	624
Provision for income taxes	34	66	152	233
Net income	$161	$117	$529	$391
Net income per share:
Basic	$0.98	$0.70	$3.21	$2.33
Diluted	$0.98	$0.70	$3.19	$2.32

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended November 3, 2018
	Common Stock			Treasury Stock		Accumulated Other Comprehensive Loss
(Dollars in Millions, Except per Share Data)	Shares	Amount	Paid-In Capital	Shares	Amount		Retained Earnings	Total
Balance at August 4, 2018	374	$4	$3,163	(207)	$(10,835)	$(8)	$13,163	$5,487
Comprehensive income	—	—	—	—	—	—	161	161
Stock options and awards, net of tax	—	—	22	—	(8)	—	—	14
Dividends paid ($0.61 per common share)	—	—	—	—	1	—	(100)	(99)
Treasury stock purchases	—	—	—	(2)	(110)	—	—	(110)
Balance at November 3, 2018	374	$4	$3,185	(209)	$(10,952)	$(8)	$13,224	$5,453

	Three Months Ended October 28, 2017
	Common Stock			Treasury Stock		Accumulated Other Comprehensive Loss
(Dollars in Millions, Except per Share Data)	Shares	Amount	Paid-In Capital	Shares	Amount		Retained Earnings	Total
Balance at July 29, 2017 (previously reported)	372	$4	$3,026	(203)	$(10,596)	$(12)	$12,606	$5,028
Change in accounting standard (a)	—	—	—	—	—	—	(7)	(7)
Balance at July 29, 2017 (as adjusted)	372	$4	$3,026	(203)	$(10,596)	$(12)	$12,599	$5,021
Comprehensive income	—	—	—	—	—	—	117	117
Stock options and awards, net of tax	1	—	13	—	—	—	—	13
Dividends paid ($0.55 per common share)	—	—	—	—	1	—	(92)	(91)
Treasury stock purchases	—	—	—	(2)	(38)	—	—	(38)
Balance at October 28, 2017	373	$4	$3,039	(205)	$(10,633)	$(12)	$12,624	$5,022

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - (Continued)

(Unaudited)

	Nine Months Ended November 3, 2018
	Common Stock			Treasury Stock		Accumulated Other Comprehensive Loss
(Dollars in Millions, Except per Share Data)	Shares	Amount	Paid-In Capital	Shares	Amount		Retained Earnings	Total
Balance at February 3, 2018 (previously reported)	373	$4	$3,078	(205)	$(10,651)	$(11)	$13,006	$5,426
Change in accounting standard (a)	—	—	—	—	—	—	(7)	(7)
Balance at February 3, 2018 (as adjusted)	373	$4	$3,078	(205)	$(10,651)	$(11)	$12,999	$5,419
Comprehensive income	—	—	—	—	—	3	529	532
Stock options and awards, net of tax	1	—	107	—	(29)	—	—	78
Dividends paid ($1.83 per common share)	—	—	—	—	3	—	(304)	(301)
Treasury stock purchases	—	—	—	(4)	(275)	—	—	(275)
Balance at November 3, 2018	374	$4	$3,185	(209)	$(10,952)	$(8)	$13,224	$5,453

	Nine Months Ended October 28, 2017
	Common Stock			Treasury Stock		Accumulated Other Comprehensive Loss
(Dollars in Millions, Except per Share Data)	Shares	Amount	Paid-In Capital	Shares	Amount		Retained Earnings	Total
Balance at January 28, 2017 (previously reported)	371	$4	$3,003	(197)	$(10,338)	$(14)	$12,522	$5,177
Change in accounting standard (a)	—	—	—	—	—	—	(7)	(7)
Balance at January 28, 2017 (as adjusted)	371	$4	$3,003	(197)	$(10,338)	$(14)	$12,515	$5,170
Comprehensive income	—	—	—	—	—	2	391	393
Stock options and awards, net of tax	2	—	36	—	(12)	—	—	24
Dividends paid ($1.65 per common share)	—	—	—	—	5	—	(282)	(277)
Treasury stock purchases	—	—	—	(8)	(288)	—	—	(288)
Balance at October 28, 2017	373	$4	$3,039	(205)	$(10,633)	$(12)	$12,624	$5,022
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	November 3, 2018	October 28, 2017
Operating activities		As Adjusted (a)
Net income	$529	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725	724
Share-based compensation	71	34
Deferred income taxes	(13)	2
Loss on extinguishment of debt	42	—
Other non-cash revenues and expenses	15	(4)
Changes in operating assets and liabilities:
Merchandise inventories	(1,293)	(829)
Accrued and other long-term liabilities	38	(14)
Accounts payable	1,312	606
Other current and long-term assets	70	50
Income taxes	(73)	(91)
Net cash provided by operating activities	1,423	869
Investing activities
Acquisition of property and equipment	(458)	(547)
Other	6	18
Net cash used in investing activities	(452)	(529)
Financing activities
Treasury stock purchases	(275)	(288)
Shares withheld for taxes on vested restricted shares	(29)	(12)
Dividends paid	(301)	(277)
Reduction of long-term borrowings	(530)	—
Premium paid on redemption of debt	(35)	—
Capital lease and financing obligation activity	(95)	(101)
Proceeds from stock option exercises	33	—
Net cash used in financing activities	(1,232)	(678)
Net decrease in cash and cash equivalents	(261)	(338)
Cash at beginning of period	1,308	1,074
Cash at end of period	$1,047	$736
Supplemental information
Interest paid, net of capitalized interest	$192	$192
Income taxes paid	266	322
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$20	$42

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

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

Cloud Computing (ASU 2018-15) Issued August 2018 Effective Q1 2020

Under the new standard, implementation costs related to a cloud computing arrangement will be deferred or expensed as incurred, in accordance with the existing internal-use software guidance for similar costs.

The new standard also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense.

We are evaluating the impact of the new standard, but believe it is generally consistent with our current accounting for cloud computing arrangements and will not have a material impact on our financials.

In 2017, we recorded provisional amounts for certain income tax effects of the Tax Cuts & Jobs Act (the “Act"), as addressed in Staff Accounting Bulletin No. 118 (“SAB 118”).  During the nine months ended November 3, 2018, we made immaterial adjustments to the previously recorded provisional amounts related to the Act. Any additional adjustments related to the Act, while not expected to be material, will be recorded as income tax expense during the period in which the adjustment is finalized.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Revenue Recognition

Effective February 4, 2018, we adopted Revenue from Contracts with Customers (ASC Topic 606) as required.  We adopted the new standard using the full retrospective method. The standard eliminated the transaction and industry specific revenue recognition guidance under prior U.S. GAAP and replaced it with a principles-based approach for revenue recognition and disclosures. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

Net Sales

Net sales includes revenue from the sale of merchandise and shipping revenues. Net sales are recognized when merchandise is received by the customer and we have fulfilled all performance obligations. We do not have any sales that are recorded as commissions.

The following table summarizes net sales by line of business for the periods ended November 3, 2018 and October 28, 2017:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Women's	$1,287	$1,276	$3,982	$3,883
Men's	925	890	2,668	2,550
Home	719	713	2,090	2,035
Children's	650	640	1,569	1,534
Footwear	465	473	1,334	1,288
Accessories	323	320	989	984
Net Sales	$4,369	$4,312	$12,632	$12,274

We maintain various rewards programs whereby customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed. Sales are recorded net of returns. At the end of each reporting period, we record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period. Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. Liabilities for performance obligations resulting from our rewards programs, return reserves, and unredeemed gift cards and merchandise return cards totaled $337 million as of November 3, 2018, $422 million as of February 3, 2018 and $335 million as of October 28, 2017.

Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue consists primarily of revenue from our credit card operations, unredeemed gift and merchandise return cards (breakage), and other non-merchandise revenues.

Revenue from credit card operations includes our share of the finance charges and interest fees, less charge-offs of the Kohl’s credit card pursuant to the Private Label Credit Card Program Agreement. Expenses related to our credit card operations are reported in SG&A.

Income from unredeemed gift cards and merchandise return cards (breakage) is recorded in proportion and over the time period the cards are actually redeemed.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the impact of adoption of the new standard by financial statement line item:

Three Months Ended October 28, 2017 (Dollars in Millions, Except per Share Data)	As Previously Reported	New Standard Adjustment	Adjusted
Net sales	$4,332	$(20)	$4,312
Other revenue		255	255
Total revenue		235	4,567
Cost of merchandise sold	2,737	(10)	2,727
Gross margin	1,595
Operating expenses:
Selling, general and administrative	1,095	245	1,340
Depreciation and amortization	243	-	243
Operating income	257	-	257
Interest expense, net	74	-	74
Income before income taxes	183	-	183
Provision for income taxes	66	-	66
Net income	$117	$-	$117
Net income per share:
Basic	$0.70	$-	$0.70
Diluted	$0.70	$-	$0.70

Nine Months Ended October 28, 2017 (Dollars in Millions, Except per Share Data)	As Previously Reported	New Standard Adjustment	Adjusted
Net sales	$12,319	$(45)	$12,274
Other revenue		753	753
Total revenue		708	13,027
Cost of merchandise sold	7,693	(13)	7,680
Gross margin	4,626
Operating expenses:
Selling, general and administrative	3,053	721	3,774
Depreciation and amortization	724	-	724
Operating income	849	-	849
Interest expense, net	225	-	225
Income before income taxes	624	-	624
Provision for income taxes	233	-	233
Net income	$391	$-	$391
Net income per share:
Basic	$2.33	$-	$2.33
Diluted	$2.32	$-	$2.32

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 28, 2017 (Dollars in Millions)	As Previously Reported	New Standard Adjustment	Adjusted
Assets
Current assets:
Cash and cash equivalents	$736	$-	$736
Merchandise inventories	4,632	-	4,632
Other	332	47	379
Total current assets	5,700	47	5,747
Property and equipment, net	7,974	-	7,974
Other assets	226	-	226
Total assets	$13,900	$47	$13,947

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,113	$-	$2,113
Accrued liabilities	1,237	57	1,294
Income taxes payable	24	-	24
Current portion of capital lease and financing obligations	131	-	131
Total current liabilities	3,505	57	3,562
Long-term debt	2,796	-	2,796
Capital lease and financing obligations	1,622	-	1,622
Deferred income taxes	275	(3)	272
Other long-term liabilities	673	-	673
Total shareholders’ equity	5,029	(7)	5,022
Total liabilities and shareholders’ equity	$13,900	$47	$13,947

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 3, 2018 (Dollars in Millions)	As Previously Reported	New Standard Adjustment	Adjusted
Assets
Current assets:
Cash and cash equivalents	$1,308	$-	$1,308
Merchandise inventories	3,542	-	3,542
Other	481	49	530
Total current assets	5,331	49	5,380
Property and equipment, net	7,773	-	7,773
Other assets	236	-	236
Total assets	$13,340	$49	$13,389

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,271	$-	$1,271
Accrued liabilities	1,155	58	1,213
Income taxes payable	99	-	99
Current portion of capital lease and financing obligations	126	-	126
Total current liabilities	2,651	58	2,709
Long-term debt	2,797	-	2,797
Capital lease and financing obligations	1,591	-	1,591
Deferred income taxes	213	(2)	211
Other long-term liabilities	662	-	662
Total shareholders’ equity	5,426	(7)	5,419
Total liabilities and shareholders’ equity	$13,340	$49	$13,389

The adoption of the new standard had no impact on our basic or diluted earnings per share or our net cash provided by (used in) operating, financing, or investing activities.

3. Store Closure and Restructure Reserve

The following table summarizes changes in the store closure and restructure reserve during the nine months ended November 3, 2018:

(Dollars in Millions)
Balance - February 3, 2018	$87
Payments, reversals and additions	(13)
Balance - November 3, 2018	$74

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Debt

Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	November 3, 2018	February 3, 2018 & October 28, 2017
2021	4.81%	4.00%	$413	$650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	184	300
2025	4.25%	4.25%	650	650
2029	7.36%	7.25%	42	99
2033	6.05%	6.00%	112	166
2037	6.89%	6.88%	101	150
2045	5.57%	5.55%	433	450
	4.76%		$2,285	$2,815

Long-term debt is net of unamortized debt discounts and deferred financing costs of $13 million at November 3, 2018, $18 million at February 3, 2018, and $19 million at October 28, 2017.

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.3 billion at November 3, 2018 and $2.9 billion at both February 3, 2018 and October 28, 2017.

Year to date, we have reduced our outstanding debt by $530 million including $500 million which was repurchased pursuant to a cash tender offer and $30 million which was repurchased on the open market.  In conjunction with the debt reduction, we recorded a one-time $42 million loss on extinguishment of debt which includes $35 million of premium paid to holders of the debt, $4 million related to an interest rate hedge, and $3 million of deferred financing fees and original issue discounts.

5. Stock-Based Compensation

The following table summarizes our stock-based compensation activity for the nine months ended November 3, 2018:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 3, 2018	1,139	$50.51	2,811	$45.60	660	$44.97
Granted	—	—	1,017	63.57	187	65.71
Exercised/vested	(992)	50.46	(1,102)	47.56	(38)	78.35
Forfeited/expired	(2)	53.38	(78)	48.78	(5)	46.91
Balance - November 3, 2018	145	$51.87	2,648	$51.62	804	$48.21

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollar and Shares in Millions, Except per Share Data)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator—Net income	$161	$117	$529	$391
Denominator—Weighted average shares:
Basic	164	166	165	168
Impact of dilutive stock-based awards	1	—	1	—
Diluted	165	166	166	168
Antidilutive shares	—	2	—	3
Net income per share:
Basic	$0.98	$0.70	$3.21	$2.33
Diluted	$0.98	$0.70	$3.19	$2.32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter" and "the third quarter" are for the three fiscal months (13 weeks) ended November 3, 2018 and October 28, 2017. References to "year to date" are for the nine fiscal months (39 weeks) ended November 3, 2018 and October 28, 2017.

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

Executive Summary

As of November 3, 2018, we operated 1,159 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only on-line.

Key financial results for the quarter included:

•	2.5% increase in comparable sales on a shifted basis
•	25 basis point increase in gross margin as a percent of net sales
•	SG&A as a percentage of total revenue deleveraged 37 basis points
•	40% increase in diluted earnings per share

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Net Sales

Net sales increased $57 million, or 1.3%, to $4.4 billion for the third quarter of 2018. Year to date, net sales increased $358 million, or 2.9%.  Results reported on a “shifted basis” are adjusted for the 53rd week in fiscal 2017 by comparing the periods ended November 3, 2018 and November 4, 2017.  On a shifted basis comparable sales increased 2.5% for the quarter and 2.1% year to date.  On a fiscal basis, which compares the fiscal periods ended November 3, 2018 and October 28, 2017, comparable sales increased 1.0% for the quarter and 2.9% year to date.  Kohl’s store sales are included in comparable sales after the store has been open for 12 full months.  Digital sales and sales at remodeled and relocated Kohl’s stores are included in comparable sales, unless square footage has changed by more than 10%.

The following results are on a shifted comparable sales basis:

•	The increases in comparable sales reflect higher average transaction value for both the quarter and year-to-date periods. For the quarter, we also saw a positive trend in transactions.
•

By line of business, all businesses except Accessories reported increases in comparable sales for both the quarter and year-to-date periods.  Women’s was positive for the second consecutive quarter.  Men’s and Children’s led the Company for the quarter.  Year to date, Men’s and Footwear led the Company.

•

Geographically, all regions reported increases in comparable sales for both the quarter and year-to-date periods.  The Midwest region outperformed the Company average in both periods, while the Southeast underperformed the Company average.

Other Revenue

Other revenue increased $4 million, or 2%, to $259 million for the third quarter of 2018 and $21 million, or 3%, to $774 million year to date.  Higher revenue earned from third-party advertisers on our website contributed to the increases in both periods.  Year to date, the increase also includes higher credit revenue and unredeemed gift card and merchandise return card revenue (breakage).

Cost of Merchandise Sold and Gross Margin

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
Net sales	$4,369	$4,312	$57	$12,632	$12,274	$358
Cost of merchandise sold	2,752	2,727	25	7,854	7,680	174
Gross margin	$1,617	$1,585	$32	$4,778	$4,594	$184
Gross margin as a percent of net sales	37.0%	36.8%	25 bp	37.8%	37.4%	39 bp

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

The increase in gross margin as a percent of net sales reflects the benefit of less permanent and promotional markdowns due to our ongoing inventory management initiatives.

Selling, General and Administrative Expenses ("SG&A")

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
SG&A	$1,375	$1,340	$35	$3,907	$3,774	$133
As a percent of total revenue	29.7%	29.3%	37 bp	29.1%	29.0%	17 bp

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

The following table summarizes the increases and decreases in SG&A by expense type:

(Dollars in Millions)	Quarter	Year to Date
Corporate costs	$25	$60
Technology	15	51
Distribution costs	6	11
Store expenses	—	14
Marketing	(11)	(3)
Total increase	$35	$133

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

For both periods, stores and marketing expenses leveraged.  As planned, technology expenses did not leverage as we made deliberate investments in the cloud and other technology initiatives to drive future efficiencies and growth.  Corporate expenses also deleveraged due to higher incentives for the quarter and leadership changes for the year-to-date period.

Other Expenses

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
Depreciation and amortization	$243	$243	$-	$725	$724	$1
Interest expense, net	63	74	(11)	197	225	(28)
Loss on extinguishment of debt	—	—	—	42	—	42

Depreciation and amortization was consistent with last year for both periods.

Interest expense, net decreased due to the benefits of the $500 million debt tender transaction executed in March 2018, as well as increased interest income due to higher yield and investment balances.

We recognized a one-time $42 million loss on extinguishment of debt in the first quarter of 2018 related to our $500 million cash tender offer.

Income Taxes

	Quarter			Year to Date
(Dollars in Millions)	2018	2017	Change	2018	2017	Change
Provision for income taxes	$34	$66	$(32)	$152	$233	$(81)
Effective tax rate	17.6%	36.1%		22.3%	37.3%

The decreases in the provision for income taxes and the effective tax rate were primarily due to the benefit of tax reform as well as favorable audit results.

Income before Income Taxes, Net Income and Earnings Per Diluted Share

	Year to Date
	2018			2017
(Dollars in Millions, Except per Share Data)	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
GAAP	$681	$529	$3.19	$624	$391	$2.32
Loss on extinguishment of debt	42	32	0.19	—	—	—
Adjusted (Non-GAAP)	$723	$561	$3.38	$624	$391	$2.32

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

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher wages and by costs to source our merchandise. There can be no assurance that our business will not be impacted by such factors in the future.

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash.

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes and other costs of running our business •Capital expenditures •Inventory •Dividend payments •Share repurchases •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

			Increase/(Decrease) in Cash
(Dollars in Millions)	2018	2017	$	%
Net cash provided by (used in):
Operating activities	$1,423	$869	$554	64%
Investing activities	(452)	(529)	77	15%
Financing activities	(1,232)	(678)	(554)	(82)%

Operating Activities

Operating activities generated $1.4 billion of cash in the first three quarters of 2018, an increase of $554 million over the first three quarters of 2017. The increase was primarily due to changes in accounts payable and merchandise inventory due to our inventory management initiatives and to timing shifts caused by the 53rd week in 2017.

Investing Activities

Investing activities used cash of $452 million in the first three quarters of 2018 and $529 million in the first three quarters of 2017.  The decrease was primarily due to lower spending on E-commerce fulfillment centers and timing of technology spending.

Financing Activities

Financing activities used cash of $1.2 billion in the first three quarters of 2018, an increase of $554 million over the first three quarters of 2017.

In the first nine months of 2018, we reduced our outstanding debt by $530 million, including $500 million which was repurchased pursuant to a cash tender offer in the first quarter and $30 million which was repurchased on the open market.  We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We paid cash for treasury stock purchases of $275 million in the first three quarters of 2018 and $288 million in the first three quarters of 2017.  Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.

We paid cash dividends of $301 million ($1.83 per share) in the first three quarters of 2018 and $277 million ($1.65 per share) in the first three quarters of 2017.  On November 14, 2018, our Board of Directors declared a quarterly cash dividend on our common stock of $0.61 per share. The dividend is payable on December 26, 2018 to shareholders of record at the close of business on December 12, 2018.

As of November 3, 2018, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	November 3, 2018	October 28, 2017
Working capital	$2,330	$2,185
Current ratio	1.58	1.61
Debt/capitalization	41.8%	47.5%

The increases in our working capital and current ratio include a $311 million increase in cash despite $530 million in debt reductions during the first nine months of 2018.  The debt/capitalization ratio reflects the benefit of lower debt outstanding.

Debt Covenant Compliance

As of November 3, 2018, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2018.

Contractual Obligations

Aside from the $530 million reduction in outstanding debt and the resulting decline in our interest expense, there have been no significant changes in the contractual obligations disclosed in our 2017 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of November 3, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the quarter ended November 3, 2018, which were not registered under the Securities Act of 1933, as amended.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended November 3, 2018:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 5 - September 1, 2018	409,837	$77.04	382,828	$1,408
September 2 - October 6, 2018	636,828	77.04	559,120	1,364
October 7 - November 3, 2018	523,364	73.15	518,400	1,327
Total	1,570,029	$75.72	1,460,348	$1,327

Item 6. Exhibits

Exhibit	Description
10.1	Non-Employee Director Compensation Program.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 7, 2018	/s/ Bruce Besanko
Bruce Besanko On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)