Form 10-K
period 2019-02-02
KOHLS Corp
filed 2019-03-22
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    X        No            .

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

Large accelerated filer    X    Accelerated filer         Non-accelerated filer

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

At August 3, 2018, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $12.1 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date). At March 13, 2019, the Registrant had outstanding an aggregate of 163,166,004 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 15, 2019 are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our" or "us") was organized in 1988 and is a Wisconsin corporation. As of February 2, 2019, we operated 1,159 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise that is available in our stores, as well as merchandise that is available only online.

Our merchandise mix includes both national brands and proprietary brands that are available only at Kohl's. Our proprietary portfolio includes well-known established private brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO and Sonoma Goods for Life and exclusive brands that are developed and marketed through agreements with nationally-recognized brands such as Food Network, LC Lauren Conrad, Elle and Simply Vera Vera Wang. National brands generally have higher selling prices, but lower gross margins, than proprietary brands.

The following tables summarize our sales penetration by line of business and brand type over the last three years:

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report.

Fiscal Year	Ended	Number of Weeks
2018	February 2, 2019	52
2017	February 3, 2018	53
2016	January 28, 2017	52

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

Employees

During 2018, we employed an average of approximately 129,000 associates, including approximately 34,000 full-time and 95,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe our relations with our associates are very good.

Competition

The retail industry is highly competitive. Management considers style, quality, price and convenience to be the most significant competitive factors in the industry. Merchandise mix, brands, service, loyalty programs, credit availability, and customer experience and convenience are also key competitive factors. Our primary competitors are traditional department stores, mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses and other forms of retail commerce. Our specific competitors vary from market to market.

Merchandise Vendors

We purchase merchandise from numerous domestic and foreign suppliers.  All business partners must meet certain requirements to do business with us.  Our Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting and corrective action. We expect that all business partners will comply with these Terms of Engagement and quickly remediate any deficiencies, if noted, to maintain our business relationship.

A third-party purchasing agent sources approximately 25% of the merchandise we sell.  No vendors individually accounted for more than 10% of our net purchases in 2018. We have no significant long-term purchase commitments or arrangements with any of our suppliers and believe that we are not dependent on any one supplier.  We believe we have good working relationships with our suppliers.

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

The information contained on our website is not part of this Annual Report on Form 10-K. Paper copies of any of the materials listed above will be provided without charge to any shareholder submitting a written request to our Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051 or via e-mail to Investor.Relations@Kohls.com.

Item 1A. Risk Factors

This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future business initiatives, and adequacy of capital resources and reserves.  A number of important factors could cause our results to differ materially from those indicated by the forward-looking statements including, among others, those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them.

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by many factors including prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and fuel costs, income tax rates and policies, consumer confidence, consumer perception of economic conditions, and the consumer’s disposable income, credit availability and debt levels. The moderate-income consumer, which is our core customer, is especially sensitive to these factors. A slowdown in the U.S. economy or an uncertain economic outlook could adversely affect consumer spending habits. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

Our competitors could make changes to their pricing and other practices.

The retail industry is highly competitive. We compete for customers, associates, locations, merchandise, services and other important aspects of our business with many other local, regional and national retailers. Those competitors include traditional department stores, mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce.

We consider style, quality, price, and convenience to be the most significant competitive factors in our industry. The continuing migration and evolution of retailing to digital channels have increased our challenges in differentiating ourselves from other retailers especially as it relates to national brands. In particular, consumers can quickly and conveniently comparison shop with digital tools, which can lead to decisions based solely on price. Unanticipated changes in the pricing and other practices of our competitors may adversely affect our performance.

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

A third-party purchasing agent sources approximately 25% of the merchandise we sell. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States, substantially all of which are shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, work stoppages, port strikes, port congestion and delays and other factors relating to foreign trade are beyond our control and could adversely impact our performance.

Increases in the price of merchandise, raw materials, fuel and labor or their reduced availability could increase our cost of merchandise sold. The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation and other unpredictable factors. An inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our profitability. Any related pricing actions might cause a decline in our sales volume. Additionally, a reduction in the availability of raw materials could impair our ability to meet our production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

The reputation and brand image of Kohl’s and the brands and products we sell could be damaged.

We believe the Kohl's brand name and many of our proprietary brand names are powerful sales and marketing tools. We devote significant resources to develop, promote and protect proprietary brands that generate national recognition. In some cases, the proprietary brands or the marketing of such brands are tied to or affiliated with well-known individuals. We also affiliate the Kohl’s brand with third-party national brands that we sell in our store and through our partnerships with companies in pursuit of strategic initiatives. Damage to the reputations (whether or not justified) of the Kohl’s brand, our proprietary brand names or any affiliated individuals or companies with which we have partnered, could arise from product failures; concerns about human rights, working conditions and other labor rights and conditions where merchandise is produced; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; perceptions of the national vendors and/or third party companies with which we partner; or various other forms of adverse publicity, especially in social media outlets. This type of reputational damage may result in a reduction in sales, earnings, and shareholder value.

There may be concerns about the safety of products that we sell.

If our merchandise offerings do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, experience increased costs, and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could have a negative impact on our sales and operating results.

We may be unable to adequately maintain and/or update our information systems.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, and merchandise planning and allocation functions. We also generate sales through the operations of our Kohls.com website. We frequently make investments that will help maintain and update our existing information systems. We also depend on third parties as it relates to our information systems.  In particular, we are currently migrating certain systems and applications to cloud environments that are hosted by third-party service providers. The potential problems and interruptions associated with implementing technology initiatives, the failure of our information systems to perform as designed or the failure to successfully partner with our third party service providers, such as our cloud platform providers, could disrupt our business and harm our sales and profitability.

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

Weather conditions and natural disasters could adversely affect consumer shopping patterns and disrupt our operations.

A significant portion of our business is apparel and is subject to weather conditions. As a result, our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusually heavy snow, ice or rain storms; natural disasters such as earthquakes, tornadoes, floods, fires, and hurricanes; or extended periods of unseasonable temperatures could adversely affect our performance by affecting consumer shopping patterns and diminishing demand for seasonal merchandise.  In addition, these events could cause physical damage to our properties or impact our supply chain, making it difficult or impossible to timely deliver seasonally appropriate merchandise. Although we maintain crisis management and disaster response plans, our mitigation strategies may be inadequate to address such a major disruption event.

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

If we do not adequately stock or restock popular products, particularly during the back-to-school and holiday seasons, we may fail to meet customer demand, which could affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profitability.

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

Changes in credit card use and applications, payment patterns, credit fraud and default rates may also result from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that adversely impact our ability to extend credit and collect payments could negatively affect our results.

We may be unable to attract, develop and retain quality associates while controlling costs, which could adversely affect our operating results.

Our performance is dependent on attracting and retaining a large number of quality associates, including our senior management team and other key associates. Many associates are in entry-level or part-time positions with historically high rates of turnover. Many of our strategic initiatives require that we hire and/or develop associates with appropriate experience. Our staffing needs are especially high during the holiday season. Competition for these associates is intense. We cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

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

We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong debt ratings. If our credit ratings fall below desirable levels, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). If our access to capital was to become significantly constrained or our cost of capital was to increase significantly our financial condition, results of operations and cash flows could be adversely affected.

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

We continually monitor the state and federal legal and regulatory environments for developments that may impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business and/or loss of associate morale. Additionally, we are regularly involved in various litigation matters that arise out of the conduct of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Our efforts to protect the security of sensitive or confidential customer, associate or company information could be unsuccessful, which could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

As part of our normal course of business, we collect, retain, process and transmit sensitive and confidential customer, associate and company information.  We also engage third-party vendors that provide technology, systems and services to facilitate our collection, retention, processing and transmission of this information.  The protection of this data is extremely important to us, our associates and our customers.  As with other companies, our facilities and systems and those of our third-party vendors are vulnerable to cybersecurity threats, security breaches, system failures, acts of vandalism, fraud, misappropriation, malware and other malicious or harmful code, misplaced or lost data, programming and/or human errors, insider threats, or other similar events.  Despite our substantial investments in personnel, training and implementation of programs, procedures, and plans to protect the security, confidentiality, integrity and availability of our information and to prevent, detect, contain and respond to cybersecurity threats, there is no assurance that these measures will be adequate to prevent all such cybersecurity threats, particularly given the ever-evolving and increasingly sophisticated methods of cyber-attack that may be difficult or impossible to anticipate and/or detect.  In addition, the regulatory environment related to data privacy and cybersecurity is constantly changing, which may increase our compliance costs and impact our customers’ shopping experience.  Any data security incident involving the breach, misappropriation, loss or other unauthorized disclosure of sensitive and/or confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Stores

As of February 2, 2019, we operated 1,159 Kohl's department stores with 82.6 million selling square feet in 49 states. We also operate four Off-Aisle clearance centers and 12 FILA outlets.

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

The following tables summarize key information about our Kohl's stores as of February 2, 2019:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	22	Arkansas	8
Maryland	23	Maine	5	Kansas	12
Pennsylvania	50	Massachusetts	25	Louisiana	8
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	7	New Jersey	38	Oklahoma	11
		New York	51	Texas	84
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic 116		Total Northeast	158	Total South Central 150

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	40	Florida	51	Arizona	26
Iowa	18	Georgia	32	California	117
Michigan	46	Kentucky	17	Colorado	24
Minnesota	27	Mississippi	5	Idaho	5
Nebraska	7	North Carolina	31	Montana	3
North Dakota	4	South Carolina	16	Nevada	12
Ohio	59	Tennessee	20	New Mexico	5
South Dakota	4			Oregon	11
Wisconsin	41			Utah	12
				Washington	19
				Wyoming	2
Total Midwest	312	Total Southeast	186	Total West	237

Location		Ownership
Strip centers	780	Owned	412
Community & regional malls	82	Leased	510
Freestanding	297	Ground leased	237

Distribution Centers

The following table summarizes key information about each of our distribution centers:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
Online fulfillment centers:
Monroe, Ohio	2001	1,225,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000

We own all of the distribution centers except Corsicana, Texas, which is leased.

Corporate Facilities

We own our corporate headquarters in Menomonee Falls, Wisconsin. We also own or lease additional buildings and office space, which are used by various corporate departments, including our credit operations.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings but are subject to certain legal proceedings and claims from time to time that arise out of the conduct of our business.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers

Our executive officers as of February 2, 2019 were as follows:

Name	Age	Position
Michelle Gass	50	Chief Executive Officer
Sona Chawla	51	President
Douglas Howe	58	Chief Merchandising Officer
Bruce Besanko	60	Chief Financial Officer
Marc Chini	60	Senior Executive Vice President, Chief People Officer
Ratnakar Lavu	48	Senior Executive Vice President, Chief Technology Officer
Greg Revelle	41	Senior Executive Vice President, Chief Marketing Officer

Michelle Gass

Ms. Gass has served as our CEO and as a director since May 2018.  Ms. Gass was promoted to CEO-elect in October 2017.  She joined the Company in 2013 as Chief Customer Officer and was named Chief Merchandising and Customer Officer in June 2015.  Prior to Kohl’s, Ms. Gass spent more than 16 years with Starbucks Corporation holding a variety of leadership roles across marketing, global strategy and merchandising, including President, Starbucks Europe, Middle East and Africa.  Prior to Starbucks, Ms. Gass was with Procter and Gamble.  Ms. Gass has over 25 years of experience in the retail and consumer goods industries.  She is currently a director for PepsiCo Inc., a global food and beverage company.  From April 2014 to February 2017, Ms. Gass also served as a director of Cigna Corporation, a global health service company.

Sona Chawla

Ms. Chawla has served as President since May 2018.  She served as Chief Operating Officer and President-elect from October 2017 to May 2018.  Ms. Chawla joined the Company as Chief Operating Officer in November 2015.  Prior to joining the Company, Ms. Chawla served on Walgreen Company’s senior leadership team in the roles of President, Digital and Chief Marketing Officer from February 2014 to November 2015, President, E-Commerce from 2011 to February 2014 and Senior Vice President, E-Commerce from 2008 to 2011.  Prior to Walgreens, Ms. Chawla served as Vice President, Global Online Business with Dell, Inc. (2006-2008) and previously was a key executive at Wells Fargo & Company serving as Executive Vice President, Online Sales, Service and Marketing (2005-2006), Executive Vice President, Web Channel Management (2003-2005) and Senior Vice President, Enterprise Internet Services (2000-2003). Before Wells Fargo, Ms. Chawla worked at Andersen Consulting (now Accenture) and Mitchell Madison Group.  Ms. Chawla has 18 years of experience in retail and digital.  From 2012 to November 2015, Ms. Chawla served as a director of Express, Inc., a specialty retail apparel chain.  She is currently a director of CarMax, Inc., the nation’s largest retailer of used vehicles.

Douglas Howe

Mr. Howe has served as Chief Merchandising Officer since May 2018.  Prior to joining the Company, he served in several senior leadership roles with Qurate Retail Group, leading QVC’s and HSN’s product leadership as Chief Merchandising Officer from December 2017 to April 2018, Executive Vice President of Merchandising from July 2015 to December 2017, Executive Vice President of Merchandising and Planning from 2010 to July 2015, and Executive Vice President of Strategic Multichannel Planning and Merchandising from 2008 to 2010.  Prior to joining QVC in 2001 as Vice President of Merchandising, Fashion and Beauty, Mr. Howe previously served as Executive Vice President of Product Design and Development for Old Navy, as well Senior Vice President of Strategy, Design and Development for Walmart.  Mr. Howe has over 25 years of experience in the retail industry.

Bruce H. Besanko

Mr. Besanko has served as Chief Financial Officer since July 2017.  Prior to joining the Company, he spent four years with Supervalu, Inc. as Executive Vice President, Chief Operating Officer and Chief Financial Officer from October 2015 to July 2017 and Executive Vice President and Chief Financial Officer from 2013 to October 2015.  Mr. Besanko served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer at OfficeMax, Inc. from 2008 to 2013.  Mr. Besanko held several finance leadership positions at Circuit City from 2007 to 2008, The Yankee Candle Company, Inc. from 2005 to 2007, Best Buy Co., Inc. from 2002 to 2005, Sears Roebuck & Company from 1996 to 2002 and Atlantic Richfield Company, Inc. from 1992 to 1996.  In addition to his business experience, Mr. Besanko served 26 years in the U.S. Air Force where he rose to the rank of Lieutenant Colonel.  Mr. Besanko has 23 years of experience in the retail industry.  He is currently a director of Diebold Nixdorf, a multinational financial and retail technology company.

Marc A. Chini

Mr. Chini has served as Senior Executive Vice President – Chief People Officer since November 2018.  Prior to joining the Company, he served as Executive Vice President, Chief Human Resources Officer of Synchrony Financial from 2013 to November 2018.  Previously, Mr. Chini worked for General Electric Company for more than 30 years, including serving as Vice President of Human Resources GE Corporate Staff (2011-2013), Executive Vice President of Human Resources for NBC Universal (2007-2011), Vice President of Human Resources for GE Infrastructure (2005-2006), GE Aviation & Locomotive (2003-2005), and GE Aviation (1998-2003).  Prior to beginning his Human Resources career with General Electric in 1984, Mr. Chini served in various Human Resources roles for McGraw-Edison and Liberty Life.

Ratnakar Lavu

Mr. Lavu has served as Senior Executive Vice President – Chief Technology Officer since April 2018.  He served as Executive Vice President – Chief Technology Officer from February 2016 to April 2018 and Executive Vice President – Digital Technology from April 2014 to February 2016.  He joined the Company as Senior Vice President – Information Technology, Digital Innovation & Global E-Commerce in 2011.  Prior to joining the Company, he served as Chief Technology Officer of Redbox Automated Retail LLC from 2009 to 2011.  Prior to that, he served in a variety of management positions at Macys.com from 2000 to 2009, including Group Vice President E-Commerce and Information Technology from 2008 to 2009 and Vice President, Technology for Macys.com and Bloomingdales.com from 2006 to 2008.  Mr. Lavu has 18 years of experience in the retail industry.

Greg Revelle

Mr. Revelle has served as Senior Executive Vice President – Chief Marketing Officer since April 2018.  He joined the Company in April 2017 as Executive Vice President – Chief Marketing Officer.  Prior to joining the Company, he served as Executive Vice President, Chief Marketing Officer & General Manager of Financial Services for Best Buy Co., Inc. from November 2014 to March 2017 and Senior Vice President, Chief Marketing Officer & General Manager of E-Commerce at AutoNation from 2012 to November 2014.  Prior to that, he worked at Expedia, Inc. as Vice President & General Manager, Worldwide Online Marketing from 2009 to 2012 and Vice President, Corporate Development and Strategy from 2005 to 2009.  Before Expedia, Mr. Revelle worked at Credit Suisse as an Investment Banking Analyst.  Mr. Revelle has nine years of experience in the online marketing and retail industries.  He is currently a director of Cars.com, a digital automotive platform.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

On February 27, 2019, our Board of Directors approved a 10% increase in our dividend to $0.67 per common share. The dividend will be paid on April 3, 2019 to shareholders of record as of March 20, 2019. In 2018, we paid aggregate cash dividends of $400 million.

Holders

As of March 13, 2019, there were approximately 3,700 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and a Peer Group Index that is consistent with the retail peer groups used in the Compensation Discussion & Analysis section of our Proxy Statement for our May 15, 2019 Annual Meeting of Shareholders.  The Peer Group Index was calculated by S&P Global, a Standard & Poor’s business and includes Bed, Bath & Beyond Inc.; The Gap, Inc.; J.C. Penney Company, Inc.; L Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; Target Corporation; and The TJX Companies, Inc.  The Peer Group Index excludes Sears Holding Corporation as they are in bankruptcy proceedings. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period.  The graph assumes an investment of $100 on February 1, 2014 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Feb 1, 2014	Jan 31, 2015	Jan 30, 2016	Jan 28, 2017	Feb 3, 2018	Feb 2, 2019
Kohl’s Corporation	$100.00	$121.26	$104.25	$85.43	$146.53	$159.40
S&P 500 Index	100.00	114.22	113.46	137.14	168.46	168.36
Peer Group Index	100.00	127.95	121.41	113.11	123.50	130.95

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities from 2016 through 2018 that were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 2, 2019:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
November 4 - December 1, 2018	487,226	$72.16	473,087	$1,291
December 2, 2018 – January 5, 2019	846,310	63.31	817,900	1,239
January 6 - February 2, 2019	514,269	68.25	513,740	1,203
Total	1,847,805	$67.00	1,804,727	1,203

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

(Dollars in Millions, Except per Share and per Square Foot Data)	2018	2017 (e)(f)	2016 (f)	2015 (f)	2014 (f)
Net sales
Dollars	$19,167	$19,036	$18,636	$19,162	$18,992
Net sales increase (decrease)	0.7%	2.1%	(2.7)%	0.9%	(0.1)%
Comparable sales (a)	1.7%	1.5%	(2.4)%	0.7%	(0.3)%
Per selling square foot (b)	$231	$229	$224	$228	$226
Total revenue	$20,229	$20,084	$19,681	$20,151	$19,921
Gross margin as a percent of sales	36.4%	36.0%	35.9%	36.0%	36.3%
Selling, general and administrative expenses ("SG&A")
Dollars	$5,601	$5,501	$5,430	$5,399	$5,248
As a percent of total revenue	27.7%	27.4%	27.6%	26.8%	26.3%
Operating income
Dollars
Reported (GAAP)	$1,361	$1,416	$1,183	$1,553	$1,689
Adjusted (non-GAAP) (c)	$1,465	$1,416	$1,369	$1,553	$1,689
As a percent of total revenue
Reported (GAAP)	6.7%	7.1%	6.0%	7.7%	8.5%
Adjusted (non-GAAP) (c)	7.2%	7.1%	7.0%	7.7%	8.5%
Net income
Reported (GAAP)	$801	$859	$556	$673	$867
Adjusted (non-GAAP) (c)	$927	$703	$673	$781	$867
Diluted earnings per share
Reported (GAAP)	$4.84	$5.12	$3.11	$3.46	$4.24
Adjusted (non-GAAP) (c)	$5.60	$4.19	$3.76	$4.01	$4.24
Dividends per share	$2.44	$2.20	$2.00	$1.80	$1.56
Balance sheet
Total assets	$12,469	$13,389	$13,623	$13,660	$14,393
Working capital	$2,105	$2,671	$2,264	$2,352	$2,710
Long-term debt	$1,861	$2,797	$2,795	$2,792	$2,780
Capital lease and financing obligations	$1,638	$1,717	$1,816	$1,916	$1,968
Shareholders’ equity	$5,527	$5,419	$5,170	$5,484	$5,983
Cash flow
Net cash provided by operating activities	$2,107	$1,691	$2,153	$1,484	$2,027
Capital expenditures	$578	$672	$768	$690	$682
Free cash flow (d)	$1,403	$881	$1,269	$681	$1,237
Kohl's store information
Number of stores	1,159	1,158	1,154	1,164	1,162
Total square feet of selling space (in thousands)	82,620	82,804	82,757	83,810	83,750

(a)

Kohl's store sales are included in comparable sales after the store has been open for 12 full months. Digital sales and sales at remodeled and relocated Kohl's stores are included in comparable sales, unless square footage has changed by more than 10%.  2018 compares the 52 weeks ended February 2, 2019 and February 3, 2018.  2017 compares the 52 weeks ended January 27, 2018 and January 28, 2017.

(b)	Net sales per selling square foot includes in-store and digital merchandise sales.
(c)

Pre-tax adjustments include impairments, store closing and other costs of $104 million in 2018 and $186 million in 2016; debt extinguishment losses of $63 million in 2018 and $169 million in 2015; and tax settlement and reform benefits of $156 million in 2017. See GAAP to non-GAAP reconciliation in Results of Operations.

(d)

Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations less capital expenditures and capital lease and financing obligation payments.  See GAAP to non-GAAP reconciliation in Liquidity and Capital Resources.

(e)

Fiscal 2017 was a 53-week year. The impact of the 53rd week is approximated as follows: net sales were $170 million; other revenues were $10 million; SG&A was $40 million; interest was $3 million; net income was $15 million; and diluted earnings per share were approximately $0.10.

(f)	Refer to Note 2 of our Consolidated Financial Statements for details on the adoption of the new revenue recognition standard and the impact on previously reported results.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

As of February 2, 2019, we operated 1,159 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2018 included:

•	Sales increased 0.7% to $19.2 billion reflecting a 1.7% increase in our comparable sales which was partially offset by incremental sales in the 53rd week of 2017.
•

Gross margin as a percentage of net sales increased 32 basis points as effective inventory management contributed to fewer permanent and promotional markdowns. These increases were partially offset by higher shipping costs resulting from digital sales growth.

•	Selling, general and administrative expenses ("SG&A") as a percentage of total revenue increased 30 basis points. The increase was primarily driven by strategic technology investments.
•	Net income on a GAAP basis was $801 million, or $4.84 per diluted share.
•	On a non-GAAP basis, our net income increased 32% to $927 million and our diluted earnings per share increased 34% to $5.60.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results, how we define comparable sales, and a reconciliation of GAAP to non-GAAP net income and diluted earnings per share.

2019 Outlook

Our current expectations for 2019 are as follows:

Comparable sales	Increase 0 - 2%
Gross margin as a percent of sales	Increase up to 10 bps
Selling, general and administrative expenses	Increase 1 - 2%
Depreciation and amortization	$930 million
Interest expense, net	$210 million
Effective tax rate	24 - 25%
Earnings per diluted share	$5.80 - $6.15
Capital expenditures	$850 million
Share repurchases	$400 - $500 million

This guidance includes the impact of the new lease standard which we are required to adopt in 2019 but excludes any non-recurring charges.  For additional details on the lease standard, see Note 1 to our Consolidated Financial Statements.

Results of Operations

53rd Week

Fiscal 2017 was a 53-week year.  During the 53rd week, net sales were approximately $170 million; other revenue was approximately $10 million; SG&A expenses were approximately $40 million; and interest was approximately $3 million. The 53rd week increased our 2017 net income by approximately $15 million and our diluted earnings per share by approximately $0.10.  For 2018, comparable sales compare the 52-week periods ended

February 2, 2019 and February 3, 2018.  For 2017, comparable sales compare the 52-week periods ended January 27, 2018 and January 28, 2017.

Net Sales

As an omnichannel retailer, it is often difficult to distinguish between a "store" sale and a "digital" sale. Below is a list of some omnichannel examples:

•	Digital customers can choose to have most online orders either shipped to their home or picked up in any of our stores.
•	Approximately 75% of our digital customers also shop in our stores.
•	Digital orders may be shipped from a dedicated E-Commerce fulfillment center, a store, a retail distribution center, third parties or any combination of the above.
•	Stores increase digital sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.
•	Online purchases can easily be returned in our stores.
•	Kohl's Cash coupons and Yes2You rewards can be redeemed online or in store regardless of where they were earned.
•	In-store customers can order from online kiosks in our stores.
•	Customers who utilize our mobile app while in the store may receive mobile coupons to use when they check out.

Because we do not have a clear distinction between "store" sales and "digital" sales, we do not report them separately.

Kohl’s store sales are included in comparable sales after the store has been open for 12 full months.  Digital sales and sales at remodeled and relocated Kohl’s stores are included in comparable sales unless square footage has changed by more than 10%.

The following graph summarizes net sales dollars and comparable sales (Dollars in Millions):

2018 compared to 2017

Net sales increased $131 million, or 0.7%, to $19.2 billion for 2018.  The increase was primarily due to a 1.7% increase in comparable sales mostly reflecting higher average transaction values.  The increase was partially offset by $170 million of sales in the 53rd week of 2017.

By line of business, Men’s, Children’s and Footwear were the strongest categories.  Home and Women’s also reported positive comparable sales.  Accessories was slightly negative.

Geographically, all regions reported higher comparable sales in 2018.

2017 compared to 2016

Net sales increased $400 million, or 2.1%, to $19.0 billion for 2017.  Approximately $170 million of the increase was due to the 53rd week in the fiscal 2017 calendar.  The remaining increase was primarily due to a 1.5% increase in comparable sales.  The increase in comparable sales reflects higher average transaction values.

By line of business, Home and Footwear were the strongest categories.  Men’s also outperformed the Company average.  Accessories and Children’s also reported higher comparable sales.  Comparable sales trends in the Women’s business improved each quarter, but sales decreased for the year.

Geographically, all regions reported higher comparable sales in 2017.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue (Dollars in Millions):

Other revenue increased $14 million in 2018 and $3 million in 2017.  The increase in 2018 is due to higher credit card revenue, third-party advertising on our website and breakage. The increase in 2017 is due to $10 million of revenue earned in the 53rd week and higher third-party advertising on our website, partially offset by lower credit card revenue.

Cost of Merchandise Sold and Gross Margin

Cost of merchandise sold includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for digital sales; terms cash discount; and depreciation of product development facilities and equipment.  Our cost of merchandise sold may not be comparable with that of other retailers because we include distribution center and buying costs in selling, general and administrative expenses while other retailers may include these expenses in cost of merchandise sold.

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales (Dollars in Millions):

Gross margin is calculated as net sales less cost of merchandise sold.  Gross margin as a percent of net sales increased 32 basis points in 2018 and 13 basis points in 2017.  The increases were driven by effective inventory management which contributed to fewer permanent and promotional markdowns, partially offset by higher shipping costs resulting from digital growth.

Selling, General and Administrative Expenses

SG&A includes compensation and benefit costs (including stores, corporate headquarters, buying and merchandising, and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; expenses from our Kohl’s credit card operations; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; and other non-operating revenues and expenses. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

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

The following graph summarizes the increases and (decreases) in SG&A by expense type (Dollars in Millions):

SG&A increased $100 million, or 2%, to $5.6 billion for 2018.  The increase is net of approximately $40 million of incremental expense in 2017 due to the 53rd week in the fiscal 2017 calendar.  As a percentage of revenue, SG&A deleveraged by 30 basis points.

The increase in technology expenses reflects higher spend as we migrate technology systems to the cloud.  Leadership changes drove the increase in corporate expenses.  Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $312 million for 2018 and increased $9 million due to higher transportation costs.  Marketing costs reflect higher digital and personalization spend.  In our stores, increases in expenses driven by omnichannel support of ship-from-store and buy online, pick-up in store operations were offset by productivity improvements.  Expenses from our credit card operations decreased due to savings in payroll and operating costs.

The following graph summarizes the increases and (decreases) in SG&A by expense type (Dollars in Millions):

SG&A increased $71 million, or 1%, to $5.5 billion for 2017.  Approximately $40 million of the increase was due to the 53rd week in the fiscal 2017 calendar.  As a percentage of revenue, SG&A leveraged by 20 basis points.

The increase in corporate expenses was driven by higher incentive compensation as a result of our strong financial performance in 2017.  The increase in technology expenses reflects higher costs as we migrate to the cloud.  Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $303 million for 2017.  The increase of $23 million was due to growth in digital sales and the opening of our fifth E-Commerce facility.  In our stores, decreases in controllable expenses were substantially offset by higher store payroll due to on-going wage pressure and omnichannel support of ship-from-store and buy online, pick-up in store operations.  Expenses from our credit card operations decreased due to lower operating costs.  Marketing costs reflect efficiencies in our non-customer facing spend and the benefit of not repeating a non-productive marketing event.

Other Expenses

(Dollars in Millions)	2018	2017	2016
Depreciation and amortization	$964	$991	$938
Interest expense, net	256	299	308
Impairments, store closing and other costs	104	—	186
Loss on extinguishment of debt	63	—	—

The changes in depreciation and amortization reflect the net impact of lower depreciation due to maturing of our stores, higher amortization due to investments in technology, higher depreciation from our fifth E-Commerce fulfillment center which opened in 2017, and a $22 million write-off in 2017 of information technology projects that no longer fit into our strategic and cloud migration plans.

The decrease in interest expense in 2018 was driven by the benefits of debt reductions in 2018. Higher interest income due to higher yields and investment balances and lower interest on capital leases as the portfolio matures also contributed to the decreases in both periods.

Impairments, store closing and other costs include the following expenses related to closing four stores, consolidating call center locations which support both Kohl’s charge and online customers, a voluntary retirement program, and the impairment of certain assets in 2018. In 2016, the costs related to closing 18 stores and the organizational realignment at our corporate office:

(Dollars in Millions)	2018	2017	2016
Severance, early retirement, and other	$32	$—	$17
Impairments:
Buildings and other store assets	36	—	53
Intangible and other assets	36	—	23
Store leases:
Record future obligations	—	—	114
Write-off net obligations	—	—	(21)
Total	$104	$—	$186

Loss on the extinguishment of debt of $63 million in 2018 resulted from a $413 million make whole call and a $500 million cash tender offer in 2018.

Income Taxes

(Dollars in Millions)	2018	2017	2016
Provision for income taxes	$241	$258	$319
Effective tax rate	23.2%	23.1%	36.5%

On December 22, 2017, H.R. 1, originally the Tax Cuts & Jobs Act, was signed into law making significant changes to the Internal Revenue Code.  Changes include a corporate rate decrease from 35% to 21%, effective January 1, 2018, as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction.

Our effective tax rate in 2018 includes the full year benefit of the decrease in the corporate rate.  For 2017, the reduction in the tax rate was prorated, resulting in a statutory federal tax rate of 33.7%.  In 2017, we recorded a total tax benefit of $136 million related to the federal tax rate reduction and the re-measurement of our deferred tax assets and liabilities as well as a $20 million benefit from the settlement of a significant state tax dispute.  These items reduced our 2017 effective tax rate by 10.9 percentage points.

Adjusted Net Income and Earnings per Diluted Share

(Dollars in Millions, Except per Share Data)	Income before Taxes	Net Income	Earnings per Diluted Share
2018
GAAP	$1,042	$801	$4.84
Impairments, store closing and other costs	104	78	0.47
Loss on extinguishment of debt	63	48	0.29
Adjusted (non-GAAP)	$1,209	$927	$5.60
2017
GAAP	$1,117	$859	$5.12
Federal tax reform benefits	—	(136)	(0.81)
State tax settlement	—	(20)	(0.12)
Adjusted (non-GAAP)	$1,117	$703	$4.19
2016
GAAP	$875	$556	$3.11
Impairments, store closing and other costs	186	117	0.65
Adjusted (non-GAAP)	$1,061	$673	$3.76

We believe adjusted results are useful because they provide enhanced visibility into our results for the periods excluding the impact of unique items such as those included in the table above.  However, these non-GAAP financial measures are not intended to replace GAAP measures.

Inflation

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher wages and by costs to source our merchandise. There can be no assurance that our business will not be impacted by such factors in the future.

Liquidity and Capital Resources

The following table presents our primary cash requirements and sources of funds.

Cash Requirements	Sources of Funds
• Operational needs, including salaries, rent, taxes and other costs of running our business • Capital expenditures • Inventory • Share repurchases • Dividend payments • Debt reduction	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The following table includes cash balances and changes:

(Dollars in Millions)	2018	2017	2016
Cash and cash equivalents	$934	$1,308	$1,074
Net cash provided by (used in):
Operating activities	$2,107	$1,691	$2,153
Investing activities	(572)	(649)	(756)
Financing activities	(1,909)	(808)	(1,030)
Free cash flow (a)	$1,403	$881	$1,269
(a)	Non-GAAP financial measure

Operating Activities

Net cash provided by operations increased $416 million to $2.1 billion in 2018.  The increase was primarily attributable to changes in accounts payable and other operating assets and liabilities.

Net cash provided by operations decreased $462 million to $1.7 billion in 2017.  The decrease was primarily attributable to changes in accounts payable.

Investing Activities

Net cash used in investing activities decreased $77 million to $572 million in 2018. The decrease was primarily due to the timing of technology spending.

Net cash used in investing activities decreased $107 million to $649 million in 2017. The decrease was primarily due to the completion of the beauty rollout, corporate improvements, and new stores in 2016.

The following chart summarizes capital expenditures by major category:

We expect total capital expenditures of approximately $850 million in fiscal 2019. The increase is driven by omnichannel investments as we construct our sixth E-commerce fulfillment center.  The total actual amount of our future capital expenditures will depend on store strategies; construction of and renovations to distribution centers; mix of owned, leased or acquired stores; and technology and corporate spending.  We do not anticipate that our capital expenditures will be limited by any restrictive covenants in our financing agreements.

Financing Activities

Net cash used in financing activities increased $1.1 billion to $1.9 billion in 2018, primarily due to $943 million of debt reductions during the year.

Net cash used in financing activities decreased $222 million to $808 million in 2017, primarily due to a $251 million decrease in treasury stock purchases. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price and other factors.

We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material.

As of February 2, 2019, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB

During 2018, we paid cash dividends of $400 million as detailed in the following table:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 28	May 16	August 14	November 14
Record date	March 14	June 13	September 12	December 12
Payment date	March 28	June 27	September 26	December 26
Amount per common share	$0.61	$0.61	$0.61	$0.61

On February 27, 2019, our Board of Directors declared a quarterly cash dividend on our common stock of $0.67 per share, a 10% increase over our prior dividend. The dividend is payable April 3, 2019 to shareholders of record at the close of business on March 20, 2019.

Free Cash Flow

We generated $1.4 billion of free cash flow for 2018; an increase of $522 million, or 59%, over 2017. As discussed above, the increase is primarily the result of changes in operating assets and liabilities. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and capital lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and net cash provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations. See the key financial ratio calculations section below.

Liquidity Ratios

The following table provides additional measures of our liquidity:

(Dollars in Millions)	2018	2017
Working capital	$2,105	$2,671
Current ratio	1.77	1.99

Liquidity measures our ability to meet short-term cash needs.  Working capital decreased $566 million and our current ratio decreased 22 basis points over year-end 2017 primarily due to lower cash balances as a result of debt reductions.

Return on Investment Ratios

The following table provides additional measures of our return on investments:

	2018	2017	2016
Return on assets ("ROA")	6.1%	6.4%	4.1%
Return on gross investment ("ROI") (a)	13.4%	14.0%	12.6%
Excluding non-recurring items (a)
ROA	7.0%	5.2%	4.9%
ROI	14.0%	14.0%	13.6%

(a)	Non-GAAP financial measures

Changes in earnings drove changes in our return on investment ratios.

We believe that ROI is a useful financial measure in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with the return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period.  ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) divided by average gross investment. Our ROI calculation may not be comparable to similarly titled measures reported by other companies. ROI should be evaluated in addition to, and not considered a substitute for, other financial measures such as return on assets.  See the key financial ratio calculations below for our ROI and ROA and ROI excluding non-recurring items calculations.

Capital Structure Ratios

The following table provides additional measures of our capital structure:

	2018	2017
Debt/capitalization	38.8%	45.4%
Adjusted debt to adjusted EBITDAR (a)	2.16	2.54

(a)	Non-GAAP financial measure

The decreases in our capital structure ratios are primarily due to debt reductions in 2018.

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

Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted debt ratio. As of February 2, 2019, we were in compliance with all debt covenants and expect to remain in compliance during 2019.  See the key financial ratio calculations section below for our debt covenant calculation.

Key Financial Ratio Calculations

The following tables include our ROA and ROI calculations. All ratios except ROA are non-GAAP financial measures.

(Dollars in Millions)	2018	2017	2016
Net income	$801	$859	$556
Impairments, store closing and other costs	78	-	117
Loss on extinguishment of debt	48	-	-
Federal tax reform benefits	-	(136)	-
State tax settlement	-	(20)	-
Adjusted net income	927	703	673
Average total assets (a)	$13,161	$13,467	$13,637
ROA (b)	6.1%	6.4%	4.1%
Adjusted ROA (b)	7.0%	5.2%	4.9%

(a)	Represents average of five most recent quarter-end balances.
(b)	Net income or adjusted net income, as applicable, divided by average total assets.

(Dollars in Millions)	2018	2017	2016
Operating income	$1,361	$1,416	$1,183
Depreciation and amortization	964	991	938
Rent expense	301	293	276
EBITDAR	2,626	2,700	2,397
Impairments, store closing and other costs	104	-	186
Adjusted EBITDAR	$2,730	$2,700	$2,583
Average: (a)
Total assets	$13,161	$13,467	$13,637
Cash equivalents and long-term investments (b)	(753)	(629)	(476)
Other assets	(33)	(32)	(35)
Accumulated depreciation and amortization	7,812	7,217	6,558
Accounts payable	(1,580)	(1,548)	(1,515)
Accrued liabilities	(1,235)	(1,213)	(1,252)
Other long-term liabilities	(658)	(674)	(620)
Capitalized rent (c)	2,831	2,767	2,654
Gross investment (“AGI”)	$19,545	$19,355	$18,951
ROI (d)	13.4%	14.0%	12.6%
Adjusted ROI (d)	14.0%	14.0%	13.6%

(a)	Represents average of five most recent quarter-end balances
(b)	Represents excess cash not required for operations
(c)	Represents ten times store rent and five times equipment/other rent
(d)	EBITDAR or adjusted EBITDAR, as applicable, divided by gross investment

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure):

(Dollars in Millions)	2018	2017	2016
Net cash provided by operating activities	$2,107	$1,691	$2,153
Acquisition of property and equipment	(578)	(672)	(768)
Capital lease and financing obligation payments	(126)	(138)	(127)
Proceeds from financing obligations	-	-	11
Free cash flow	$1,403	$881	$1,269

The following table includes our debt/capitalization and Adjusted Debt to Adjusted EBITDAR calculations:

(Dollars in Millions)	2018	2017
Capital lease and financing obligations	$1,638	$1,717
Long-term debt	1,861	2,797
Debt	3,499	4,514
Equity	5,527	5,419
Capitalization	$9,026	$9,933
Debt/capitalization	38.8%	45.4%

Total debt	$3,499	$4,514
Rent x 8	2,408	2,344
Adjusted debt	$5,907	$6,858
Operating income	$1,361	$1,416
Depreciation and amortization	964	991
Rent expense	301	293
EBITDAR	2,626	2,700
Impairments, store closing and other costs	104	-
Adjusted EBITDAR	$2,730	$2,700
Adjusted debt to adjusted EBITDAR	2.16	2.54

The following table includes our debt ratio calculation, as defined by our debt agreements:

(Dollars in Millions)	2018
Included Indebtedness
Consolidated indebtedness	$3,511
Permitted exclusions for L/C obligations	-
Permitted exclusions for unamortized debt discount	(2)
Subtotal	3,509
Rent x 8	2,408
Included indebtedness	$5,917
Debt Compliance EBITDAR
Net income	$801
Impairments, store closing and other costs	104
Interest charges	256
Income taxes	241
Depreciation and amortization	964
Loss on extinguishment of debt	63
Capital losses from the disposition of fixed assets	-
Other non-cash expenses reducing net income	100
Subtotal	2,529
Non-cash items increasing net income	(7)
Capital gains from the disposition of fixed assets	(1)
Subtotal	2,521
Rent	301
Consolidated EBITDAR	$2,822
Debt ratio (a)	2.10
Maximum permitted debt ratio	3.75
(a)	Included Indebtedness divided by Consolidated EBITDAR

Contractual Obligations

Our contractual obligations as of February 2, 2019 were as follows:

	Maturing in:
(Dollars in Millions)	Total	2019	2020 and 2021	2022 and 2023	2024 and after
Recorded contractual obligations:
Outstanding long-term debt	$1,873	$—	$—	$534	$1,339
Capital lease and financing obligations	1,157	103	218	170	666
	3,030	103	218	704	2,005
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,169	89	177	171	732
Capital lease and financing obligations	2,054	157	286	250	1,361
Operating leases (a)	4,977	275	535	498	3,669
Other (b)	856	386	275	142	53
	9,056	907	1,273	1,061	5,815
Total	$12,086	$1,010	$1,491	$1,765	$7,820

(a)

Our leases typically require that we pay taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $183 million for 2018, $184 million for 2017, and $179 million for 2016. The lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.

(b)	Other includes royalties, legally binding minimum lease and interest payments for stores opening in 2019 or later, as well as payments associated with technology and marketing agreements.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2018.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2018 Form 10-K.

Retail Inventory Method and Inventory Valuation

Merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. We would record an additional reserve if the future estimated selling price is less than cost.

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

Inventory shrinkage is estimated as a percent of sales for the period between the last physical inventory count and the balance sheet date. Shrink is the difference between the recorded amount of inventory and the physical inventory. We perform an annual physical inventory count at the majority of our stores and distribution centers. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable.

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

If our evaluations, which are performed on an undiscounted cash flow basis, indicate that the carrying amount of the asset may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset.

Identifying impaired assets and quantifying the related impairment loss, if any, requires significant estimates by management. The most significant of these estimates is the cash flow expected to result from the use and eventual disposition of the asset. When determining the stream of projected future cash flows associated with an individual store, management estimates future store performance including sales, gross margin, and controllable expenses, such as store payroll and occupancy expense. Projected cash flows must be estimated for future periods throughout the remaining life of the property, which may be as many as 40 years in the future. The accuracy of these estimates will be impacted by a number of factors including general economic conditions, changes in competitive landscape and our ability to effectively manage the operations of the store.

Other than stores which we have closed and the trademark that was impaired in the fourth quarter of 2018, we have not historically experienced any significant impairment of long-lived assets. Additionally, impairment of an individual building and related improvements, net of accumulated depreciation, would not generally be material to our financial results.

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

If we are considered the owner for accounting purposes or the lease is considered a capital lease, we record the property and related financing or capital lease obligation on our balance sheet. The asset is then depreciated over its expected lease term. Rent payments for these properties are recognized as interest expense and a reduction of the financing or capital lease obligation.

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

•

Incremental borrowing rate—We estimate our incremental borrowing rate using treasury rates for debt with maturities comparable to the expected lease term plus our credit spread. The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the lease payments is greater than 90% of the fair market value of the property. Increasing the incremental borrowing rate decreases the net present value of the lease payments and reduces the probability that a lease will be considered a capital lease. For leases which are recorded on our balance sheet with a related capital lease or financing obligation, the incremental borrowing rate, subject to certain limitations, is also used in allocating our rental payments between interest expense and a reduction of the outstanding obligation.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2018 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the “Company“) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in each of the three years in the period ended February 2, 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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

Milwaukee, Wisconsin

March 22, 2019

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	February 2, 2019	February 3, 2018
		As Adjusted (a)
Assets
Current assets:
Cash and cash equivalents	$934	$1,308
Merchandise inventories	3,475	3,542
Other	426	530
Total current assets	4,835	5,380
Property and equipment, net	7,428	7,773
Other assets	206	236
Total assets	$12,469	$13,389

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,187	$1,271
Accrued liabilities	1,364	1,213
Income taxes payable	64	99
Current portion of capital lease and financing obligations	115	126
Total current liabilities	2,730	2,709
Long-term debt	1,861	2,797
Capital lease and financing obligations	1,523	1,591
Deferred income taxes	184	211
Other long-term liabilities	644	662
Shareholders’ equity:
Common stock - 374 and 373 million shares issued	4	4
Paid-in capital	3,204	3,078
Treasury stock, at cost, 211 and 205 million shares	(11,076)	(10,651)
Accumulated other comprehensive loss	—	(11)
Retained earnings	13,395	12,999
Total shareholders’ equity	$5,527	$5,419
Total liabilities and shareholders’ equity	$12,469	$13,389

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except per Share Data)	2018	2017	2016
		As Adjusted (a)	As Adjusted (a)
Net sales	$19,167	$19,036	$18,636
Other revenue	1,062	1,048	1,045
Total revenue	20,229	20,084	19,681
Cost of merchandise sold	12,199	12,176	11,944
Operating expenses:
Selling, general and administrative	5,601	5,501	5,430
Depreciation and amortization	964	991	938
Impairments, store closing and other costs	104	—	186
Operating income	1,361	1,416	1,183
Interest expense, net	256	299	308
Loss on extinguishment of debt	63	—	—
Income before income taxes	1,042	1,117	875
Provision for income taxes	241	258	319
Net income	$801	$859	$556
Net income per share:
Basic	$4.88	$5.14	$3.12
Diluted	$4.84	$5.12	$3.11

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Accumulated Other
(Dollars in Millions, Except per Share Data)	Shares	Amount	Paid-In Capital	Shares	Amount	Comprehensive Loss (a)	Retained Earnings	Total
Balance at January 30, 2016 (previously reported)	370	$4	$2,944	(184)	$(9,769)	$(17)	$12,329	$5,491
Change in accounting standard (b)	—	—	—	—	—	—	(7)	(7)
Balance at January 30, 2016 (as adjusted)	370	4	2,944	(184)	(9,769)	(17)	12,322	5,484
Comprehensive income	—	—	—	—	—	3	556	559
Stock options and awards, net of tax	1	—	59	—	(17)	—	—	42
Dividends paid ($2.00 per common share)	—	—	—	—	5	—	(363)	(358)
Treasury stock purchases	—	—	—	(13)	(557)	—	—	(557)
Balance at January 28, 2017 (as adjusted) (b)	371	4	3,003	(197)	(10,338)	(14)	12,515	5,170
Comprehensive income	—	—	—	—	—	3	859	862
Stock options and awards, net of tax	2	—	75	—	(14)	—	—	61
Dividends paid ($2.20 per common share)	—	—	—	—	7	—	(375)	(368)
Treasury stock purchases	—	—	—	(8)	(306)	—	—	(306)
Balance at February 3, 2018 (as adjusted) (b)	373	4	3,078	(205)	(10,651)	(11)	12,999	5,419
Comprehensive income	—	—	—	—	—	11	801	812
Stock options and awards, net of tax	1	—	126	—	(34)	—	—	92
Dividends paid ($2.44 per common share)	—	—	—	—	5	—	(405)	(400)
Treasury stock purchases	—	—	—	(6)	(396)	—	—	(396)
Balance at February 2, 2019	374	$4	$3,204	(211)	$(11,076)	$—	$13,395	$5,527

(a)

Includes loss on interest rate derivative and reclassification adjustment for interest expense included in net income. Tax effects of interest rate derivatives were $1 million in 2018 and $2 million in 2017 and 2016.

(b)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2018	2017	2016
		As Adjusted (a)	As Adjusted (a)
Operating activities
Net income	$801	$859	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	964	991	938
Share-based compensation	87	55	41
Deferred income taxes	(31)	(61)	13
Impairments, store closing and other costs	72	—	57
Loss on extinguishment of debt	63	—	—
Other non-cash revenues and expenses	18	2	30
Changes in operating assets and liabilities:
Merchandise inventories	79	264	249
Other current and long-term assets	72	(81)	(46)
Accounts payable	(84)	(236)	256
Accrued and other long-term liabilities	67	(52)	82
Income taxes	(1)	(50)	(23)
Net cash provided by operating activities	2,107	1,691	2,153
Investing activities
Acquisition of property and equipment	(578)	(672)	(768)
Other	6	23	12
Net cash used in investing activities	(572)	(649)	(756)
Financing activities
Treasury stock purchases	(396)	(306)	(557)
Shares withheld for taxes on vested restricted shares	(34)	(14)	(17)
Dividends paid	(400)	(368)	(358)
Reduction of long-term borrowing	(943)	—	—
Premium paid on redemption of debt	(46)	—	—
Capital lease and financing obligation payments	(126)	(138)	(127)
Proceeds from stock option exercises	36	18	18
Proceeds from financing obligations	—	—	11
Net cash used in financing activities	(1,909)	(808)	(1,030)
Net increase (decrease) in cash and cash equivalents	(374)	234	367
Cash and cash equivalents at beginning of period	1,308	1,074	707
Cash and cash equivalents at end of period	$934	$1,308	$1,074
Supplemental information
Interest paid, net of capitalized interest	$282	$297	$299
Income taxes paid	308	272	314
Non-cash investing and financing activities
Property and equipment acquired through additional liabilities	$41	$42	$54

(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Accounting Policies

Business

As of February 2, 2019, we operated 1,159 department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year.  Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal year	Ended	Number of Weeks
2018	February 2, 2019	52
2017	February 3, 2018	53
2016	January 28, 2017	52

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $89 million at February 2, 2019 and $83 million at February 3, 2018.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. We would record an additional reserve if the future estimated selling price is less than cost.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	Feb 2, 2019	Feb 3, 2018
Land	$1,110	$1,115
Buildings and improvements:
Owned	8,048	8,062
Leased	1,816	1,813
Fixtures and equipment	1,489	1,700
Information technology	2,628	2,337
Construction in progress	299	152
Total property and equipment, at cost	15,390	15,179
Less accumulated depreciation and amortization	(7,962)	(7,406)
Property and equipment, net	$7,428	$7,773

Construction in progress includes property and equipment which is not ready for its intended use.

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leased property and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	5-40 years
Fixtures and equipment	3-15 years
Information technology	3-8 years

Store Closure and Restructure Reserve

The following table summarizes changes in the store closure and restructure reserve during 2018:

(Dollars in Millions)	Store Lease Obligations	Severance	Total
Balance - February 3, 2018	$87	-	$87
Payments and reversals	(21)	-	(21)
Additions	1	31	32
Balance - February 2, 2019	$67	$31	$98

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. We recorded impairments of $72 million in 2018 and $76 million in 2016.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	Feb 2, 2019	Feb 3, 2018
Gift cards and merchandise return cards	$330	$330
Sales, property and use taxes	160	151
Payroll and related fringe benefits	154	173
Credit card liabilities	122	125
Accrued capital	117	62
Other	481	372
Accrued liabilities	$1,364	$1,213

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

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $56 million as of February 2, 2019 and $53 million as of February 3, 2018.

Our self-insured retention for property losses differs based on the type of claim.  For the calendar year ended December 31, 2018, the retained amount for catastrophic claims such as earthquakes, floods and windstorms, varied from 2 - 5% of the insurance claim.  For other standard claims, such as fire and building damages, we were self-insured for the first $250,000 per occurrence of the property loss.

Treasury Stock

We account for repurchases of common stock and shares withheld in lieu of taxes when restricted stock vests using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

Net Sales

Net sales includes revenue from the sale of merchandise and shipping revenues. Net sales are recognized when merchandise is received by the customer and we have fulfilled all performance obligations. We do not have any sales that are recorded as commissions.

The following table summarizes net sales by line of business:

(Dollars in Millions)	2018	2017	2016
Women's	$5,366	$5,711	$5,591
Men's	4,025	3,807	3,727
Home	3,642	3,617	3,541
Children's	2,492	2,475	2,423
Footwear	1,917	1,785	1,595
Accessories	1,725	1,641	1,759
Net sales	$19,167	$19,036	$18,636

We maintain various rewards programs whereby customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar-off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed. Sales are recorded net of returns. At the end of each reporting period, we record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period. Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. Liabilities for performance obligations resulting from our rewards programs, return reserves, and unredeemed gift cards and merchandise return cards totaled $413 million as of February 2, 2019 and $422 million as of February 3, 2018.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

 •    Shipping expenses for digital sales

 •    Terms cash discount

 •    Depreciation of product development facilities and equipment

 •    Compensation and benefit costs including:

•     Stores

•     Corporate headquarters, including buying and merchandising

•     Distribution centers

 •    Occupancy and operating costs of our retail, distribution and corporate facilities

 •    Expenses related to our Kohl’s credit card operations

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

Current assets and liabilities are reported at cost, which approximates fair value.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases

We lease certain property and equipment used in our operations.

We are often involved extensively in the construction of leased stores. In many cases, we are responsible for construction cost overruns or non-standard tenant improvements (e.g. roof or HVAC systems). As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, so are required to capitalize the construction costs on our Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis to determine if we can remove the assets from our Balance Sheet. In many of our leases, we are reimbursed a portion of the construction costs via adjusted rental payments and/or cash payments or have terms which fix the rental payments for a significant percentage of the leased asset’s economic life. These items generally are considered “continuing involvement” which precludes us from derecognizing the assets from our Balance Sheet when construction is complete. In conjunction with these leases, we also record financing obligations equal to the cash proceeds or fair market value of the assets received from the landlord. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation over the net carrying value of the fixed asset will be recognized as a non-cash gain on sale of the property. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and interest expense.

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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2018	2017	2016
Gross marketing costs	$1,133	$1,124	$1,164
Vendor allowances	(143)	(138)	(148)
Net marketing costs	$990	$986	$1,016
Net marketing costs as a percent of total revenue	4.9%	4.9%	5.2%

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The information required to compute basic and diluted net income per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2018	2017	2016
Numerator—net income	$801	$859	$556
Denominator—weighted average shares
Basic	164	167	178
Impact of dilutive share-based awards	1	1	1
Diluted	165	168	179
Anti-dilutive shares	-	2	3
Net income per share:
Basic	$4.88	$5.14	$3.12
Diluted	$4.84	$5.12	$3.11

Share-Based Awards

Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements

The following table provides a brief description of issued, but not yet effective, accounting standards:

Standard	Description	Effect on our Financial Statements
Leases (ASC Topic 842) Issued February 2016 Effective Q1 2019	We will adopt the new standard effective February 3, 2019, as required, using a modified prospective transition method.

The new standard includes several practical expedients that were available to reduce the burden of implementing the standard.

•We will not restate prior period financials.

•We elected the package of practical expedients, which, among other things, allowed us to carryforward our historical lease classifications.

•We did not elect the hindsight practical expedient which would allow us to revisit key assumptions, such as lease term, that were made when we originally entered into the lease.

•We are combining lease and non-lease costs.

Adoption of the new standard is expected to result in the recording of additional assets and liabilities of approximately $2 billion as of February 3, 2019.  Substantially all of the change will be due to recording right-of-use assets and lease liabilities for land and other operating leases on the balance sheet.  The difference between additional lease assets and lease liabilities, net of tax, will be recorded as an adjustment to retained earnings.

Adoption of the new standard is expected to increase 2019 net income by approximately $5 million.  We expect Selling, General and Administrative expense will increase by approximately $25 million, Depreciation and Amortization will decrease by approximately $25 million and Interest will decrease by approximately $10 million.  Substantially all of the income statement changes will be due to leases that changed classification under the new standard.

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

g

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Revenue Recognition

Effective February 4, 2018, we adopted Revenue from Contracts with Customers (ASC Topic 606) as required. We adopted the new standard using the full retrospective method.  The standard eliminated the transaction and industry specific revenue recognition guidance under prior U.S. GAAP and replaced it with the principles-based approach for revenue recognition and disclosures.  Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

The following tables summarize the impact of adoption of the new standard by financial statement line item:

2017 (Dollars in Millions, Except per Share Data)	As Previously Reported	New Standard Adjustment	Adjusted
Net sales	$19,095	$(59)	$19,036
Other revenue		1,048	1,048
Total revenue		989	20,084
Cost of merchandise sold	12,176	-	12,176
Gross margin	6,919
Operating expenses:
Selling, general and administrative	4,512	989	5,501
Depreciation and amortization	991	-	991
Operating income	1,416	-	1,416
Interest expense, net	299	-	299
Income before income taxes	1,117	-	1,117
Provision for income taxes	258	-	258
Net income	$859	$-	$859
Net income per share:
Basic	$5.14	$-	$5.14
Diluted	$5.12	$-	$5.12

2016 (Dollars in Millions, Except per Share Data)	As Previously Reported	New Standard Adjustment	Adjusted
Net sales	$18,686	$(50)	$18,636
Other revenue		1,045	1,045
Total revenue		995	19,681
Cost of merchandise sold	11,944		11,944
Gross margin	6,742
Operating expenses:
Selling, general and administrative	4,435	995	5,430
Depreciation and amortization	938	-	938
Impairments, store closing and other costs	186	-	186
Operating income	1,183	-	1,183
Interest expense, net	308	-	308
Income before income taxes	875	-	875
Provision for income taxes	319	-	319
Net income	$556	$-	$556
Net income per share:
Basic	$3.12	$-	$3.12
Diluted	$3.11	$-	$3.11

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

February 3, 2018 (Dollars in Millions)	As Previously Reported	New Standard Adjustment	Adjusted
Assets
Current assets:
Cash and cash equivalents	$1,308	$-	$1,308
Merchandise inventories	3,542	-	3,542
Other	481	49	530
Total current assets	5,331	49	5,380
Property and equipment, net	7,773	-	7,773
Other assets	236	-	236
Total assets	$13,340	$49	$13,389

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,271	$-	$1,271
Accrued liabilities	1,155	58	1,213
Income taxes payable	99	-	99
Current portion of capital lease and financing obligations	126	-	126
Total current liabilities	2,651	58	2,709
Long-term debt	2,797	-	2,797
Capital lease and financing obligations	1,591	-	1,591
Deferred income taxes	213	(2)	211
Other long-term liabilities	662	-	662
Total shareholders’ equity	5,426	(7)	5,419
Total liabilities and shareholders’ equity	$13,340	$49	$13,389

The adoption of the new standard had no impact on our basic or diluted earnings per share or our net cash provided by (used in) operating, financing, or investing activities.

3. Debt

Long-term debt includes the following unsecured senior debt:

Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Outstanding
			Feb 2, 2019	Feb 3, 2018
2021	4.81%	4.00%	$-	$650
2023	3.25%	3.25%	350	350
2023	4.78%	4.75%	184	300
2025	4.25%	4.25%	650	650
2029	7.36%	7.25%	42	99
2033	6.05%	6.00%	113	166
2037	6.89%	6.88%	101	150
2045	5.57%	5.55%	433	450
Outstanding long-term debt			1,873	2,815
Unamortized debt discounts and deferred financing costs			(12)	(18)
Long-term debt			$1,861	$2,797
Effective interest rate			4.74%	4.88%

s

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges.  The estimated fair value of our long-term debt was $1.8 billion at February 2, 2019 and $2.9 billion at February 3, 2018.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2018, we reduced our outstanding debt by $943 million including $500 million of which was repurchased pursuant to a cash tender offer, $413 million of which was the voluntary redemption of our 2021 bonds, and $30 million of which was bonds we repurchased on the open market.  In conjunction with the debt reduction, we recorded a $63 million loss on extinguishment of debt which includes $46 million of premiums paid to holders of the debt, $12 million related to an interest rate hedge, and $5 million of deferred financing fees and original issue discounts.  These actions extended the remaining maturity of the portfolio for an additional two years.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests.  As of February 2, 2019, we were in compliance with all covenants of the various debt agreements.

We also had outstanding trade letters of credit totaling approximately $54 million at February 2, 2019 issued under uncommitted lines with two banks.

4. Lease Commitments

Rent expense charged to operations was $301 million for 2018, $293 million for 2017, and $276 million for 2016.  In addition to rent payments, we are often required to pay real estate taxes, insurance and maintenance costs on leased properties. These items are not included in the future minimum lease payments listed below. Many store leases include multiple renewal options, exercisable at our options that generally range from four to eight additional five-year periods.

Future minimum lease payments at February 2, 2019 were as follows:

(Dollars in Millions)	Capital Lease and Financing Obligations	Operating Leases
Fiscal year:
2019	$260	$275
2020	263	270
2021	241	265
2022	222	254
2023	198	244
Thereafter	2,027	3,669
	3,211	$4,977
Non-cash gain on future sale of property	481
Amount representing interest	(2,054)
Present value of lease payments	$1,638

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total costs for these benefit plans were $50 million for 2018, $49 million for 2017, and $47 million for 2016.

6. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	Feb 2, 2019	Feb 3, 2018
Deferred tax liabilities:
Property and equipment	$756	$788
Merchandise inventories	73	63
Total deferred tax liabilities	829	851
Deferred tax assets:
Capital lease and financing obligations	425	445
Accrued and other liabilities, including stock-based compensation	136	108
Accrued step rent liability	79	76
Federal benefit on state tax reserves	29	30
Unrealized loss on interest rate swap	—	5
Total deferred tax assets	669	664
Net deferred tax liability	$160	$187

Deferred tax assets included in other long-term assets totaled $24 million as of February 2, 2019 and $25 million as of February 3, 2018.

The components of the provision for income taxes were as follows:

(Dollars in Millions)	2018	2017	2016
Current federal	$229	$299	$272
Current state	43	26	25
Deferred federal	(36)	(86)	16
Deferred state	5	19	6
Provision for income taxes	$241	$258	$319

On December 22, 2017, H.R. 1, originally the Tax Cuts & Jobs Act, was signed into law making significant changes to the Internal Revenue Code.  Changes include a corporate rate decrease from 35% to 21%, effective January 1, 2018, as well as a variety of other changes including the acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  As of December 22, 2018, all impacts of the Act were analyzed and recorded. Adjustments recorded in 2018 were not material.

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2018	2017	2016
Provision at statutory rate	21.0%	33.7%	35.0%
State income taxes, net of federal tax benefit	3.8	1.0	2.4
Re-measurement of deferred tax assets and liabilities	—	(10.9)	—
Other federal tax credits	(1.0)	(0.7)	(0.9)
Other	(0.6)	—	—
Provision for income taxes	23.2%	23.1%	36.5%

The re-measurement of deferred tax assets and liabilities in 2017 includes the following impacts:

•	Revaluation of deferred taxes that existed on December 22, 2017, the enactment date of the Act
•	Deferred taxes that were created after December 22, 2017. These items were deducted at the federal statutory rate of 33.7%, but will reverse at the 21% rate.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The federal returns subject to examination are for 2008 through 2018 tax years, excluding the 2014 tax year. State returns subject to examination vary depending upon the state. Generally, 2015 through 2018 tax years are subject to state examination. The earliest state open period is 2006. Certain states have proposed adjustments which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	2018	2017
Balance at beginning of year	$135	$149
Increases due to tax positions taken in current year	13	18
Decreases due to:
Tax positions taken in prior years	(3)	(13)
Settlements with taxing authorities	(3)	(16)
Lapse of applicable statute of limitations	(9)	(3)
Balance at end of year	$133	$135

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $31 million at February 2, 2019 and $33 million at February 3, 2018. Interest and penalty expenses were $5 million in 2018, $4 million in 2017, and $6 million in 2016.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $110 million as of February 2, 2019 and $112 million as of February 3, 2018. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for current income taxes recorded on our balance sheet. Receivables included in other current assets totaled $29 million as of February 2, 2019 and $62 million as of February 3, 2018.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 7. Stock-Based Compensation

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2017 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units and options to purchase shares of our common stock, to officers, key employees and directors. As of February 2, 2019, there were 9.0 million shares authorized and 8.3 million shares available for grant under the 2017 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants. We also have outstanding options and other awards which were granted under previous compensation plans.

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

The following table summarizes our stock option activity:

	2018		2017		2016
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	1,139	$50.51	2,350	$53.29	3,076	$52.65
Exercised	(1,001)	50.37	(359)	50.94	(410)	46.86
Forfeited/expired	(2)	53.52	(852)	58.00	(316)	55.39
Balance at end of year	136	$51.48	1,139	$50.51	2,350	$53.29

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $16 million in 2018, $3 million in 2017, and $2 million in 2016.

Additional information related to stock options outstanding and exercisable at February 2, 2019 is summarized below:

(Shares in Thousands)	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 46.20 - $ 58.09	136	1.7	$51.48	116	1.6	$51.03
Intrinsic value (in thousands)	$2,072			$1,820

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on February 2, 2019 ($66.69) over the exercise price multiplied by the applicable number of stock options.

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

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2018		2017		2016
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,811	$45.60	2,163	$52.75	2,211	$57.37
Granted	1,086	63.25	1,624	39.69	1,128	46.61
Vested	(1,202)	47.69	(772)	52.14	(935)	55.54
Forfeited	(94)	49.08	(204)	59.58	(241)	55.54
Balance at end of year	2,601	$51.90	2,811	$45.60	2,163	$52.75

The aggregate fair value of awards at the time of vesting was $57 million in 2018, $40 million in 2017 and $52 million in 2016.

Performance Share Units

We grant performance-based share units ("performance share units") to certain executives. The performance measurement period for these performance share units is three fiscal years.  The fair market value of the grants is determined using a Monte-Carlo valuation on the date of grant.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes performance share unit activity by year of grant:

	2018		2017		2016
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	660	$44.97	512	$57.82	357	$63.58
Granted	253	61.47	365	40.83	309	47.89
Vested	(38)	78.35	(106)	57.58	—	—
Forfeited	(5)	46.91	(111)	78.35	(154)	59.74
Balance at end of year	870	$51.68	660	$44.97	512	$57.82

Other Required Disclosures

Stock-based compensation expense, other than that included in Impairments, store closing and other costs, is included in Selling, General and Administrative Expenses in our Consolidated Statements of Income. Stock-based compensation expense totaled $87 million for 2018, $55 million for 2017 and $44 million for 2016.  At February 2, 2019, we had approximately $109 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.3 years.

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

9. Quarterly Financial Information (Unaudited)

	2018
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Total revenue	$4,208	$4,570	$4,628	$6,823
Cost of merchandise sold	$2,496	$2,605	$2,752	$4,345
Selling, general and administrative expenses	$1,259	$1,272	$1,375	$1,694
Loss on extinguishment of debt	$42	—	—	$21
Impairments, store closing and other costs	—	—	—	$104
Net income	$75	$292	$161	$272
Basic shares	165	165	164	162
Basic net income per share	$0.46	$1.77	$0.98	$1.68
Diluted shares	167	166	165	163
Diluted net income per share	$0.45	$1.76	$0.98	$1.67

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2017 As adjusted (a)
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Total revenue	$4,065	$4,395	$4,567	$7,057
Cost of merchandise sold	$2,428	$2,525	$2,727	$4,497
Selling, general and administrative expenses	$1,214	$1,220	$1,340	$1,726
Net income	$66	$208	$117	$468
Basic shares	170	168	166	165
Basic net income per share	$0.39	$1.24	$0.70	$2.83
Diluted shares	171	168	166	167
Diluted net income per share	$0.39	$1.24	$0.70	$2.81
(a)	Refer to Note 2 for details on the adoption of the new revenue recognition accounting standard and the impact on previously reported results

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of February 2, 2019, our internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2019, and the related notes and our report dated March 22, 2019, expressed an unqualified opinion thereon.

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

March 22, 2019

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ committees and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 15, 2019 Annual Meeting of Shareholders (“our 2019 Proxy”), which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our 2019 Proxy, which information is incorporated herein by reference.

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

See also Item 4A, Executive Officers of Part 1.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2019 Proxy, including the "Compensation Committee Report" and "Compensation Discussion & Analysis", which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of our 2019 Proxy, which information is incorporated herein by reference.

The following table includes shares of common stock outstanding and available for issuance under our existing equity compensation plans as of February 2, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	136,209	$51.48	8,260,763
Equity compensation plans not approved by security holders (a)	—	—	—
Total	136,209	$51.48	8,260,763

(a)	All of our existing equity compensation plans have been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Person Transactions” section of our 2019 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2019 Proxy, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements, the Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K.

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

10.1	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc. and Capital One, National Association	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010
10.2	Amendment to Private Label Credit Card Program Agreement dated as of May 13, 2014 by and between Kohl's Department Stores, Inc. and Capital One, National Association	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014
10.3	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006

Exhibit	Description	Document if Incorporated by Reference
10.5	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.7	Kohl’s Corporation Annual Incentive Plan*	Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders
10.8	1997 Stock Option Plan for Outside Directors*	Exhibit 4.4 of the Company's registration statements on Form S-8 (File No. 333-26409), filed on May 2, 1997
10.9	Amended and Restated 2003 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008
10.10	Kohl’s Corporation 2010 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting
10.11	Form of Executive Performance Share Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan*	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.12	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (4-year vesting)*	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.13	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan*	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010
10.14	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.15	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.16	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.17	Non-Employee Director Compensation Program*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018
10.18	Amended and Restated Employment Agreement between Kohl’s Corporation and Kohl’s Department Stores, Inc. and Kevin Mansell dated as of November 14, 2014*	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on November 14, 2014

Exhibit	Description	Document if Incorporated by Reference
10.19	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of September 25, 2017*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.20	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Sona Chawla effective as of September 25, 2017*	Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.21	Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Bruce H. Besanko effective as of July 10, 2017*	Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 14, 2017
10.22	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Doug Howe effective as of May 14, 2018*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2018
10.23	Form of SEVP Employment Agreement*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*A management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ MICHELLE GASS
Michelle Gass
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRUCE BESANKO
Bruce Besanko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ FRANK V. SICA Frank V. Sica Chairman

/s/ PETER BONEPARTH Peter Boneparth Director	/s/ JOHN E. SCHLIFSKE John E. Schlifske Director

/s/ STEVEN A. BURD Steven A. Burd Director	/s/ ADRIANNE SHAPIRA Adrianne Shapira Director

/s/ H. CHARLES FLOYD H. Charles Floyd Director	/s/ STEPHANIE A. STREETER Stephanie A. Streeter Director

/s/ MICHELLE GASS Michelle Gass Chief Executive Officer Director (Principal Executive Officer)	/s/ NINA G. VACA Nina G. Vaca Director

/s/ JONAS PRISING Jonas Prising Director	/s/ STEPHEN E. WATSON Stephen E. Watson Director