Form 10-Q
period 2019-05-04
KOHLS Corp
filed 2019-06-07
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to _________

Commission file number 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1630919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	KSS	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 31, 2019 Common Stock, Par Value $0.01 per Share, 162,025,878 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Current assets:
Cash and cash equivalents	$543	$934	$822
Merchandise inventories	3,680	3,475	3,726
Other	412	426	435
Total current assets	4,635	4,835	4,983
Property and equipment, net	7,211	7,428	7,694
Operating leases	2,453	-	-
Other assets	167	206	239
Total assets	$14,466	$12,469	$12,916

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,295	$1,187	$1,454
Accrued liabilities	1,184	1,364	1,135
Income taxes payable	40	64	118
Current portion of:
Finance leases and financing obligations	115	115	123
Operating leases	158	-	-
Total current liabilities	2,792	2,730	2,830
Long-term debt	1,855	1,861	2,301
Finance leases and financing obligations	1,225	1,523	1,563
Operating leases	2,680	-	-
Deferred income taxes	233	184	198
Other long-term liabilities	239	644	668
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,223	3,204	3,125
Treasury stock, at cost	(11,221)	(11,076)	(10,737)
Accumulated other comprehensive loss	-	-	(8)
Retained earnings	13,436	13,395	12,972
Total shareholders’ equity	5,442	5,527	5,356
Total liabilities and shareholders’ equity	$14,466	$12,469	$12,916

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 4, 2019	May 5, 2018
Net sales	$3,821	$3,953
Other revenue	266	255
Total revenue	4,087	4,208
Cost of merchandise sold	2,415	2,496
Operating expenses:
Selling, general, and administrative	1,275	1,259
Depreciation and amortization	230	243
Impairments, store closing and other costs	49	-
Operating income	118	210
Interest expense, net	52	71
Loss on extinguishment of debt	-	42
Income before income taxes	66	97
Provision for income taxes	4	22
Net income	$62	$75
Net income per share:
Basic	$0.38	$0.46
Diluted	$0.38	$0.45

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended May 4, 2019
	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
(Dollars in Millions, Except per Share Data)	Shares	Amount		Shares	Amount
Balance at February 2, 2019	374	$4	$3,204	(211)	$(11,076)	$-	$13,395	$5,527
Change in accounting standard (a)	-	-	-	-	-	-	88	88
Comprehensive income	-	-	-	-	-	-	62	62
Stock options and awards, net of tax	1	-	19	-	(25)	-	-	(6)
Dividends paid ($0.67 per common share)		-	-	-	1	-	(109)	(108)
Treasury stock purchases	-	-	-	(2)	(121)	-	-	(121)
Balance at May 4, 2019	375	$4	$3,223	(213)	$(11,221)	$-	$13,436	$5,442

	Quarter Ended May 5, 2018
	Common Stock		Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
(Dollars in Millions, Except per Share Data)	Shares	Amount		Shares	Amount
Balance at February 3, 2018	373	$4	$3,078	(205)	$(10,651)	$(11)	$12,999	$5,419
Comprehensive income	-	-	-	-	-	3	75	78
Stock options and awards, net of tax	1	-	47	-	(17)	-	-	30
Dividends paid ($0.61 per common share)	-	-	-	-	1	-	(102)	(101)
Treasury stock purchases	-	-	-	(1)	(70)	-	-	(70)
Balance at May 5, 2018	374	$4	$3,125	(206)	$(10,737)	$(8)	$12,972	$5,356
(a)	Refer to Note 4 for details on the adoption of the new lease accounting standard.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	May 4, 2019	May 5, 2018
Operating activities
Net income	$62	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	243
Share-based compensation	15	30
Deferred income taxes	18	(12)
Impairments, store closing and other costs	49
Loss on extinguishment of debt	-	42
Non-cash operating lease expense	37	-
Other non-cash expenses	2	2
Changes in operating assets and liabilities:
Merchandise inventories	(202)	(181)
Accrued and other long-term liabilities	(141)	(107)
Accounts payable	108	183
Other current and long-term assets	6	68
Income taxes	1	44
Operating lease liabilities	(49)	-
Net cash provided by operating activities	136	387
Investing activities
Acquisition of property and equipment	(238)	(133)
Net cash used in investing activities	(238)	(133)
Financing activities
Treasury stock purchases	(121)	(70)
Shares withheld for taxes on vested restricted shares	(25)	(17)
Dividends paid	(108)	(101)
Reduction of long-term borrowings	(6)	(500)
Premium paid on redemption of debt	-	(35)
Finance lease and financing obligation payments	(31)	(33)
Proceeds from stock option exercises	2	16
Net cash used in financing activities	(289)	(740)
Net decrease in cash and cash equivalents	(391)	(486)
Cash at beginning of period	934	1,308
Cash at end of period	$543	$822
Supplemental information
Interest paid, net of capitalized interest	$32	$58
Income taxes paid	7	15
Non-cash activities
Property and equipment acquired through additional finance lease liabilities	10	-
Operating lease assets acquired through additional operating lease liabilities	49	-

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Quarter Ended
(Dollars in Millions)	May 4, 2019	May 5, 2018 (1)
Women's	$1,220	$1,255
Men's	785	790
Home	629	691
Children's	456	454
Footwear	419	439
Accessories	312	324
Net Sales	$3,821	$3,953
(1)	Certain businesses do not agree to previously reported amounts due to changes in category classification.

Liabilities for performance obligations resulting from our rewards programs, return reserves, and unredeemed gift cards and merchandise return cards totaled $372 million as of May 4, 2019, $413 million as of February 2, 2019 and $380 million as of May 5, 2018.

3. Debt

Long-term debt consists of the following unsecured senior debt:

	Effective Rate	Coupon Rate	Outstanding
Maturity (Dollars in Millions)			May 4, 2019	February 2, 2019	May 5, 2018
2021	4.81%	4.00%	$-	$-	$426
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	184	184	184
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	42	42	42
2033	6.05%	6.00%	113	113	113
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	433	449
Outstanding long-term debt			1,867	1,873	2,315
Unamortized debt discounts and deferred financing costs			(12)	(12)	(14)
Long-term debt			$1,855	$1,861	$2,301
Effective interest rate			4.74%	4.74%	4.76%

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $1.9 billion at May 4, 2019, $1.8 billion at February 2, 2019, and $2.3 billion at May 5, 2018.

Year to date, we have reduced our outstanding debt by $6 million through open market repurchases.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Leases

Effective February 3, 2019 (the “adoption date”), we adopted ASC 842 Leases (the “new standard”).  The new standard requires lessees to recognize a liability for lease obligations and a corresponding right of use asset on the balance sheet. The guidance also requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases.  We adopted the new standard using a modified retrospective transition method and applied the transition provisions at the beginning of the period of adoption through a cumulative effect adjustment to retained earnings.  We did not restate prior period financial statements.

The new standard includes several transition practical expedients that were available to reduce the burden of implementing the standard.

•	We elected the package of practical expedients, which among other things, allowed us to carry forward our historical lease classifications.
•	We did not elect the hindsight practical expedient which would have allowed us to revisit key assumptions, such as lease term, that were made when we originally entered into the lease.

The following table summarizes changes in our balance sheet upon adoption of the new standard:

(Dollars in Millions)
Assets
Property and equipment, net	$(174)	(a)
Operating leases	2,446	(b)
Other assets	(32)	(c)
Total assets	$2,240

Liabilities and Shareholders' Equity
Finance leases and financing obligations	$(237)	(a)
Operating leases	2,771	(b)
Accrued and other liabilities	(413)	(c)
Deferred taxes	31	(d)
Shareholders' equity	88	(d)
Total liabilities and shareholders' equity	$2,240

(a)

The reductions are primarily due to historical failed sale leaseback and build to suit arrangements where we were deemed owner for accounting purposes. In accordance with ASC 842 transition provisions, they became operating or finance leases.

(b)	The increases include land and other operating leases which were not previously recorded on our balance sheet or were previously recorded as financing obligations.

(c)	The reductions are primarily due to the reclassification of lease-related assets and liabilities such as straight-line rent and reserves for closed stores to operating lease assets and liabilities.

(d)

The cumulative effect of lease adjustments, net of the deferred tax impact, was recorded as an adjustment to retained earnings.  In addition, retained earnings include a $26 million lease impairment charge.

These adjustments represent non-cash activities for Statement of Cash Flow purposes.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of the new standard is not expected to have a material impact on our net income prospectively.  We expect immaterial increases in Selling, general and administrative expenses to be more than offset by decreases in Depreciation and amortization and Interest expense. Substantially all of the expected income statement changes are due to the reversal of accounting for build to suit arrangements where construction is complete which were accounted for as operating or finance leases in accordance with the transition provisions of ASC 842.

Finance and Operating Leases

We lease certain property and equipment used in our operations.  Some of our store leases include additional rental payments based on a percentage of sales over contractual levels or which are adjusted periodically for inflation.  Our typical store lease has an initial term of 20 to 25 years and four to eight five-year renewal options.

Lease assets represent our right to use an underlying asset for the lease term. Lease assets are recognized at commencement date based on the value of the lease liability and are adjusted for any lease payments made to the lessor at or before commencement date, minus any lease incentives received and any initial direct costs incurred by the lessee.

Lease liabilities represent our contractual obligation to make lease payments. They are recognized at commencement date based on the present value of minimum lease payments over the lease term.  As the implicit interest rate is not readily identifiable in our leases, we estimate our collateralized borrowing rate to calculate the present value of lease payments. For leases that commenced prior to the adoption date, we used the February 3, 2019 rate for a term consistent with the original lease term for operating leases and the rate on the lease commencement date for finance leases.

For leases with terms of 12 months or less, we elected the practical expedient to exclude them from the balance sheet and recognize expense on a straight-line basis over the lease term.  For leases beginning, modified, or reassessed in 2019 and later, we elected the practical expedient to combine lease and non-lease components.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our operating and finance leases and where they are presented in our Balance Sheet as of May 4, 2019 and our Statement of Income and Statement of Cash Flows for the quarter ended May 4, 2019:

(Dollars in Millions)	Classification
Balance Sheet
Assets
Operating leases	Operating leases	$2,453
Finance leases	Property and equipment, net	490
Total operating and finance leases		2,943
Liabilities
Current
Operating leases	Current portion of operating leases	158
Finance leases	Current portion of finance leases and financing obligations	69
Noncurrent
Operating leases	Operating leases	2,680
Finance leases	Finance leases and financing obligations	722
Total operating and finance leases		$3,629

Income Statement
Operating leases	Selling, general, and administrative	$77
Finance leases
Amortization of leased assets	Depreciation and amortization	17
Interest on lease liabilities	Interest expense, net	24
Total operating and finance leases		$118

Cash Flow Statement
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$89
Operating cash flows from finance leases		24
Financing cash flows from finance leases		17

The following table summarizes future lease payments at May 4, 2019:

(Dollars in Millions)	Operating Leases	Finance Leases	Total
May 2019 - April 2020	$301	$157	$458
May 2020 - April 2021	307	155	462
May 2021 - April 2022	298	133	431
May 2022 - April 2023	283	117	400
May 2023 - April 2024	264	104	368
May 2024 and after	3,525	1,608	5,133
Total lease payments	4,978	2,274	7,252
Amount representing interest	(2,140)	(1,483)	(3,623)
Lease liabilities	$2,838	$791	$3,629

Total lease payments includes $2.9 billion related to options to extend operating lease terms that are reasonably certain of being exercised, includes $1.4 billion related to options to extend finance lease terms that are

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonably certain of being exercised, and excludes $14 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term and discount rates:

May 4, 2019
Weighted-average remaining term (years)
Operating leases	20
Finance leases	17
Weighted-average discount rate
Operating leases	6%
Finance leases	12%

Financing Obligations

Historical failed sale leasebacks that did not qualify for sale leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The tables below summarize our financing obligations and where they are presented in our Balance Sheet as of May 4, 2019 and our Statement of Income and Statement of Cash Flows for the quarter ended May 4, 2019.

(Dollars in Millions)	Classification
Balance Sheet
Assets
Financing obligations	Property and equipment, net	$84
Liabilities
Current	Current portion of finance lease and financing obligations	46
Noncurrent	Finance leases and financing obligations	503
Total financing obligations		$549

Income Statement
Amortization of financing obligation assets	Depreciation and amortization	$3
Interest on financing obligations	Interest expense, net	9
Total		$12

Cash Flow
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations		$9
Financing cash flows from financing obligations		14

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future financing obligation payments:

(Dollars in Millions)	May 4, 2019
May 2019 - April 2020	$65
May 2020 - April 2021	70
May 2021 - April 2022	70
May 2022 - April 2023	67
May 2023 - April 2024	64
May 2024 and after	220
Total financing obligations payments	556
Non-cash gain on future sale of property	231
Amount representing interest	(238)
Financing obligation liability	$549

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

May 4, 2019
Weighted-average remaining term (years)	9
Weighted-average discount rate	7%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the quarter ended May 4, 2019:

	Stock Warrants		Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 2, 2019	-	$-	136	$51.48	2,601	$51.90	1,046	$52.08
Granted	1,747	69.68	-	-	624	68.04	206	74.75
Exercised/vested	-	-	(37)	51.13	(626)	51.50	(336)	46.87
Forfeited/expired	-	-	-	-	(21)	53.47	(16)	51.21
Balance - May 4, 2019	1,747	$69.68	99	$51.81	2,578	$55.88	900	$59.23

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The warrants vest in five equal annual installments beginning on January 15, 2020 and expire on April 18, 2026. Unvested warrants will not vest if the commercial agreement is terminated, not renewed, or if no substitute written returns arrangement is entered into between the parties.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business.  In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our consolidated financial statements.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed for share-based awards and stock warrants.

The information required to compute basic and diluted net income per share is as follows:

	Quarter Ended
(Dollar and Shares in Millions, Except per Share Data)	May 4, 2019	May 5, 2018
Numerator—Net income	$62	$75
Denominator—Weighted-average shares:
Basic	161	165
Dilutive impact	1	2
Diluted	162	167
Net income per share:
Basic	$0.38	$0.46
Diluted	$0.38	$0.45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter" and "the first quarter" are for the three fiscal months (13 weeks) ended May 4, 2019 and May 5, 2018.

This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should," “expects” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements may include comments about our future sales or financial performance and our plans, performance, and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Part I, Item 1A of our 2018 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Executive Summary

As of May 4, 2019, we operated 1,155 Kohl's department stores, a website (www.Kohls.com), 12 FILA outlets, and four Off-Aisle clearance centers. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•	3.4% decrease in comparable sales
•	6 basis point decrease in gross margin as a percent of net sales
•	126 basis point increase in SG&A as a percentage of total revenue
•	16% decrease in diluted earnings per share
•	5% decrease in diluted earnings per share excluding non-recurring charges

We adopted the new lease accounting standard in the first quarter of 2019 and prior periods were not restated.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Net Sales

Net sales decreased $132 million, or 3.3%, to $3.8 billion for the first quarter of 2019. Comparable sales decreased 3.4%.  Kohl’s store sales are included in comparable sales after the store has been open for 12 full months.  Digital sales and sales at remodeled and relocated Kohl’s stores are included in comparable sales, unless square footage has changed by more than 10%.

•	The decrease in comparable sales was driven mainly by a decrease in transactions.

•	From a line of business perspective, Children’s, Men’s, and Women’s outperformed the Company average, while Home and Footwear performed below the Company average.
•	Geographically, the Midwest and Mid-Atlantic regions were the strongest, followed by the North East.

Other Revenue

Other revenue increased $11 million, or 4%, to $266 million for the first quarter of 2019.  The increase was driven by higher credit revenue due to increases in interest and fees and decreased fraud losses.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	May 4, 2019	May 5, 2018	Change
Net sales	$3,821	$3,953	$(132)
Cost of merchandise sold	2,415	2,496	(81)
Gross margin	$1,406	$1,457	$(51)
Gross margin as a percent of net sales	36.8%	36.9%	(6) bp

Cost of merchandise sold includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for online sales; and terms cash discount. Our Cost of merchandise sold may not be comparable with that of other retailers because we include distribution center and buying costs in Selling, general and administrative expenses while other retailers may include these expenses in Cost of merchandise sold.

The decrease in gross margin as a percent of net sales reflects an unfavorable product mix shift between spring and fall goods as well as a higher digital penetration than the first quarter of 2018.

Selling, General and Administrative Expenses ("SG&A")

	Quarter Ended
(Dollars in Millions)	May 4, 2019	May 5, 2018	Change
SG&A	$1,275	$1,259	$16
As a percent of total revenue	31.2%	29.9%	126	bp

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

The following table summarizes the increases and decreases in SG&A by expense type:

Quarter ended
(Dollars In Millions)	May, 4, 2019
Marketing	$15
Store expenses	5
Technology	4
Credit expenses	(4)
Corporate and other	(4)
Total increase	$16

SG&A increased 1.2%, or $16 million, to $1.3 billion. Substantially all of the increase was due to marketing expenses as we continue to make investments to target market share gains over the long-term. As a percentage of total revenue, SG&A deleveraged 126 basis points.

Other Expenses

	Quarter Ended
(Dollars in Millions)	May 4, 2019	May 5, 2018	Change
Depreciation and amortization	$230	$243	$(13)
Interest expense, net	52	71	(19)
Impairments, store closing and other costs	49	-	49
Loss on extinguishment of debt	-	42	(42)

Depreciation and amortization decreased $13 million for the quarter and was driven by the adoption of the new lease accounting standard, as well as the maturity of our store portfolio.

Net interest expense decreased $19 million for the quarter due primarily to the benefits of debt reductions in 2018 and adoption of the new lease accounting standard.

In the first quarter of 2019, we incurred $49 million in lease asset impairment charges related to the previously announced closure of four stores.

In the first quarter of 2018, we recognized a $42 million loss on extinguishment of debt related to our $500 million cash tender offer.

Income Taxes

	Quarter Ended
(Dollars in Millions)	May 4, 2019	May 5, 2018	Change
Provision for income taxes	$4	$22	$(18)
Effective tax rate	6.3%	22.8%

The decreases in the provision for income taxes and the effective tax rate were primarily due to a favorable state tax settlement.  The decrease in the provision for income taxes was also impacted by lower taxable income due to the timing of deductions.

Income before Income Taxes, Net Income and Earnings Per Diluted Share

	Quarter Ended
	May 4, 2019			May 4, 2018
(Dollars in Millions, Except per Share Data)	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Reported (GAAP)	$66	$62	$0.38	$97	$75	$0.45
Impairments, store closing and other costs	49	36	0.23	-	-	-
Loss on extinguishment of debt	-	-	-	42	32	0.19
Adjusted (Non-GAAP)	$115	$98	$0.61	$139	$107	$0.64

We believe the adjusted results in the table above are useful because they provide enhanced visibility into our results, excluding non-recurring expenses.  However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.

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

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher wages and by costs to source our merchandise. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash.

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes and other costs of running our business •Capital expenditures •Inventory •Share repurchases •Dividend payments •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Quarter Ended
(Dollars in Millions)	May 4, 2019	May 5, 2018	Change
Net cash provided by (used in):
Operating activities	$136	$387	$(251)
Investing activities	(238)	(133)	(105)
Financing activities	(289)	(740)	451

Operating Activities

Operating activities generated $136 million of cash in the first quarter of 2019 compared to $387 million in the first quarter of 2018.  The decrease was primarily due to changes in operating assets and liabilities.

Investing Activities

Investing activities used cash of $238 million in the first quarter of 2019 and $133 million in the first quarter of 2018. The increase was primarily due to investments in our E-commerce fulfillment centers.

Financing Activities

Financing activities used cash of $289 million in the first quarter of 2019 and $740 million in the first quarter of 2018.

During the first quarter of 2019, we repurchased $6 million of outstanding debt on the open market. During the first quarter of 2018, we completed a cash tender offer for $500 million of senior unsecured debt.  We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We paid cash for treasury stock purchases of $121 million in the first quarter of 2019 and $70 million in the first quarter of 2018.  Share repurchases are discretionary in nature. The timing and amount of repurchases is based upon available cash balances, our stock price and other factors.

We paid cash dividends of $108 million ($0.67 per share) in the first quarter of 2019 and $101 million ($0.61 per share) in the first quarter of 2018. On May 15, 2019, our Board of Directors declared a quarterly cash dividend on our common stock of $0.67 per share. The dividend is payable June 26, 2019 to shareholders of record at the close of business on June 12, 2019.

During the first quarter of 2019, Standard and Poor’s upgraded our long-term debt from BBB- to BBB. As of May 4, 2019, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB	BBB

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	May 4, 2019	May 5, 2018
Working capital	$1,843	$2,153
Current ratio	1.66	1.76

The decreases in our working capital and current ratio are primarily due to lower cash balances as a result of debt reductions, share repurchases and dividends, as well as the addition of operating leases to current liabilities due to new lease accounting.  These impacts were partially offset by decreases in accounts payable.

Debt Covenant Compliance

As of May 4, 2019, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2019.

Contractual Obligations

Other than operating leases which are now Recorded, rather than Unrecorded contractual obligations, there have been no significant changes in the contractual obligations disclosed in our 2018 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 4, 2019.

We have not created, and are a not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, liquidity, results of operations or capital resources.

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

There have been no significant changes in the market risks described in our 2018 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are implementing a new enterprise resource planning (“ERP”) system which will affect many of our financial processes. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment.  The new ERP system will be a significant component of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the risk factors described in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 18, 2019, in connection with our entry into the Commercial Agreement with Amazon, we issued a warrant (the “Warrant”) to an affiliate of Amazon, to purchase up to an aggregate of 1,747,441 shares (the “Warrant Shares”) of our common stock.  The Warrant vests with respect to 349,489 Warrant Shares on January 15, 2020 and with respect to 349,488 Warrant Shares on each of the first, second, third, and fourth anniversaries of such date, provided that any unvested portion of the Warrant will not vest subsequent to the termination or non-renewal of the Commercial Agreement in accordance with its terms if no substitute written returns arrangement is entered into between the parties.   Upon vesting, the Warrant Shares may be acquired at an exercise price of $69.68 subject to certain customary anti-dilution provisions.  The right to purchase Warrant Shares expires on April 18, 2026.

The issuance of the Warrant and the Warrant Shares has not been registered under the Securities Act of 1933 (the “Securities Act”) or under any state securities law. We believe that the transaction is exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  Amazon acknowledged its intention to acquire the Warrant and Warrant Shares for investment only and not with a view toward its distribution, and appropriate legends will be affixed to the Warrant and the Warrant Shares.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended May 4, 2019:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3 - March 2, 2019	612,411	$66.28	603,237	$1,163
March 3 - April 6, 2019	1,022,044	68.86	669,352	1,117
April 7 - May 4, 2019	486,042	71.05	485,334	1,082
Total	2,120,497	$68.82	1,757,923	$1,082

Item 6. Exhibits

Exhibit	Description
4.1	Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 18, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 7, 2019	/s/ Bruce Besanko
Bruce Besanko On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)