Form 10-Q
period 2019-08-03
KOHLS Corp
filed 2019-09-06
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 30, 2019 Common Stock, Par Value $0.01 per Share, 159,126,736 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Current assets:
Cash and cash equivalents	$625	$934	$1,066
Merchandise inventories	3,656	3,475	3,572
Other	397	426	404
Total current assets	4,678	4,835	5,042
Property and equipment, net	7,276	7,428	7,635
Operating leases	2,428	-	-
Other assets	160	206	238
Total assets	$14,542	$12,469	$12,915

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,330	$1,187	$1,404
Accrued liabilities	1,199	1,364	1,174
Income taxes payable	34	64	70
Current portion of:
Finance leases and financing obligations	119	115	122
Operating leases	158	-	-
Total current liabilities	2,840	2,730	2,770
Long-term debt	1,855	1,861	2,273
Finance leases and financing obligations	1,270	1,523	1,537
Operating leases	2,647	-	-
Deferred income taxes	254	184	188
Other long-term liabilities	221	644	660
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,236	3,204	3,163
Treasury stock, at cost	(11,353)	(11,076)	(10,835)
Accumulated other comprehensive loss	-	-	(8)
Retained earnings	13,568	13,395	13,163
Total shareholders’ equity	5,455	5,527	5,487
Total liabilities and shareholders’ equity	$14,542	$12,469	$12,915

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$4,169	$4,310	$7,990	$8,263
Other revenue	261	260	527	515
Total revenue	4,430	4,570	8,517	8,778
Cost of merchandise sold	2,550	2,605	4,965	5,101
Operating expenses:
Selling, general, and administrative	1,269	1,272	2,544	2,532
Depreciation and amortization	228	241	458	483
Impairments, store closing and other costs	7	—	56	—
Operating income	376	452	494	662
Interest expense, net	53	65	105	135
Loss on extinguishment of debt	—	—	—	42
Income before income taxes	323	387	389	485
Provision for income taxes	82	95	86	117
Net income	$241	$292	$303	$368
Net income per share:
Basic	$1.52	$1.77	$1.90	$2.23
Diluted	$1.51	$1.76	$1.89	$2.21

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock options and awards	-	-	-	-
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,223	$3,125	$3,204	$3,078
Stock options and awards	13	38	32	85
Balance, end of period	$3,236	$3,163	$3,236	$3,163

Treasury stock
Balance, beginning of period	$(11,221)	$(10,737)	$(11,076)	$(10,651)
Treasury stock purchases	(133)	(95)	(254)	(165)
Stock options and awards	(2)	(4)	(27)	(21)
Dividends paid	3	1	4	2
Balance, end of period	$(11,353)	$(10,835)	$(11,353)	$(10,835)

Accumulated other comprehensive loss
Balance, beginning of period	$-	$(8)	$-	$(11)
Other comprehensive income	-	-	-	3
Balance, end of period	$-	$(8)	$-	$(8)

Retained earnings
Balance, beginning of period	$13,436	$12,972	$13,395	$13,006
Change in accounting standard (a)	-	-	88	(7)
Net earnings	241	293	303	368
Dividends paid	(109)	(102)	(218)	(204)
Balance, end of period	$13,568	$13,163	$13,568	$13,163

Total shareholders' equity, end of period	$5,455	$5,487	$5,455	$5,487

Common stock
Shares, beginning of period	375	374	374	373
Stock options and awards	-	-	1	1
Shares, end of period	375	374	375	374
Treasury stock
Shares, beginning of period	(213)	(206)	(211)	(205)
Treasury stock purchases	(2)	(1)	(4)	(2)
Shares, end of period	(215)	(207)	(215)	(207)
Total shares outstanding, end of period	160	167	160	167

Dividends paid per common share	$0.67	$0.61	$1.34	$1.22
(a)	Refer to Note 4 for details on the adoption of the new lease accounting standard.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018
Operating activities
Net income	$303	$368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458	483
Share-based compensation	27	50
Deferred income taxes	41	(25)
Impairments, store closing and other costs	45	-
Loss on extinguishment of debt	-	42
Non-cash lease expense	75	-
Other non-cash expenses	3	13
Changes in operating assets and liabilities:
Merchandise inventories	(175)	(24)
Accrued and other long-term liabilities	(177)	(88)
Accounts payable	143	133
Other current and long-term assets	29	89
Income taxes	(8)	6
Operating lease liabilities	(88)	-
Net cash provided by operating activities	676	1,047
Investing activities
Acquisition of property and equipment	(439)	(312)
Other	-	6
Net cash used in investing activities	(439)	(306)
Financing activities
Treasury stock purchases	(254)	(165)
Shares withheld for taxes on vested restricted shares	(27)	(21)
Dividends paid	(214)	(202)
Reduction of long-term borrowings	(6)	(528)
Premium paid on redemption of debt	-	(35)
Finance lease and financing obligation payments	(60)	(64)
Proceeds from financing obligations	13	-
Proceeds from stock option exercises	2	32
Net cash used in financing activities	(546)	(983)
Net decrease in cash and cash equivalents	(309)	(242)
Cash at beginning of period	934	1,308
Cash at end of period	$625	$1,066
Supplemental information
Interest paid, net of capitalized interest	$105	$141
Income taxes paid	77	164
Property and equipment acquired through:
Finance lease liabilities	73	-
Operating lease liabilities	67	-
Financing obligations	-	7

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018 (1)	August 3, 2019	August 4, 2018 (1)
Women's	$1,373	$1,439	$2,592	$2,694
Men's	933	955	1,717	1,745
Home	651	678	1,280	1,369
Children's	458	464	914	919
Footwear	447	465	867	902
Accessories	307	309	620	634
Net Sales	$4,169	$4,310	$7,990	$8,263
(1)	Certain businesses do not agree to previously reported amounts due to changes in category classification.

Liabilities for performance obligations resulting from our rewards programs, return reserves, and unredeemed gift cards and merchandise return cards totaled $354 million as of August 3, 2019, $413 million as of February 2, 2019 and $358 million as of August 4, 2018.

3. Debt

Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity by fiscal year (Dollars in Millions)	Effective Rate	Coupon Rate	August 3, 2019	February 2, 2019	August 4, 2018
2021	4.81%	4.00%	$-	$-	$413
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	184	184	184
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	42	42	42
2033	6.05%	6.00%	113	113	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	433	435
Outstanding long-term debt			1,867	1,873	2,287
Unamortized debt discounts and deferred financing costs			(12)	(12)	(14)
Long-term debt			$1,855	$1,861	$2,273
Effective interest rate			4.74%	4.74%	4.76%

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $1.9 billion at August 3, 2019, $1.8 billion at February 2, 2019, and $2.3 billion at August 4, 2018.

On July 25, 2019, we amended and extended our existing credit facility with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in July 2024.  Among other things, the agreement includes a maximum leverage ratio financial covenant (which is generally consistent with the ratio under our prior agreement) and restrictions on liens and subsidiary indebtedness.  No amounts were outstanding on the credit facility at August 3, 2019, February 2, 2019, or August 4, 2018.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year to date 2019, we have reduced our outstanding debt by $6 million through open market repurchases.

4. Leases

Effective February 3, 2019 (the “adoption date”), we adopted ASC 842 Leases (the “new standard”).  The new standard requires lessees to recognize a liability for lease obligations and a corresponding right of use asset on the balance sheet. The guidance also requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases.  We adopted the new standard using a modified retrospective transition method and applied the transition provisions at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings.  We did not restate prior period financial statements.

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

The following table summarizes changes in our Consolidated Balance Sheet upon adoption of the new standard:

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These adjustments represent non-cash activities for Statement of Cash Flow purposes.

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

Lease liabilities represent our contractual obligation to make lease payments.  At the commencement date, the lease liabilities equal the present value of minimum lease payments over the lease term.  As the implicit interest rate is not readily identifiable in our leases, we estimate our collateralized borrowing rate to calculate the present value of lease payments. For leases that commenced prior to the adoption date, we used the February 3, 2019 rate for a term consistent with the original lease term for operating leases and the rate on the lease commencement date for finance leases.

For leases with terms of 12 months or less, we elected the practical expedient to exclude them from the balance sheet and recognize expense on a straight-line basis over the lease term.  For leases beginning, modified, or reassessed in 2019 and later, we elected the practical expedient to combine lease and non-lease components.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheet		August 3, 2019
(Dollars in Millions)	Classification
Assets
Operating leases	Operating leases	$2,428
Finance leases	Property and equipment, net	544
Total operating and finance leases		2,972
Liabilities
Current
Operating leases	Current portion of operating leases	158
Finance leases	Current portion of finance leases and financing obligations	72
Noncurrent
Operating leases	Operating leases	2,647
Finance leases	Finance leases and financing obligations	764
Total operating and finance leases		$3,641

Consolidated Statement of Income		Three Months Ended	Six Months Ended
(Dollars in Millions)	Classification	August 3, 2019	August 3, 2019
Operating leases	Selling, general, and administrative	$79	$157
Finance leases
Amortization of leased assets	Depreciation and amortization	18	35
Interest on lease liabilities	Interest expense, net	24	48
Total operating and finance leases		$121	$240

Consolidated Statement of Cash Flows		Six Months Ended
(Dollars in Millions)	Classification	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$169
Operating cash flows from finance leases		48
Financing cash flows from finance leases		37

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future lease payments by fiscal year:

	August 3, 2019
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2019	$145	$82	$227
2020	309	168	477
2021	301	148	449
2022	287	131	418
2023	272	111	383
After 2023	3,603	1,686	5,289
Total lease payments	4,917	2,326	7,243
Amount representing interest	(2,112)	(1,490)	(3,602)
Lease liabilities	$2,805	$836	$3,641

Total lease payments include $2.9 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $1.4 billion related to options to extend finance lease terms that are reasonably certain of being exercised.

The following table summarizes weighted-average remaining lease term and discount rates:

August 3, 2019
Weighted-average remaining term (years)
Operating leases	20
Finance leases	17
Weighted-average discount rate
Operating leases	6%
Finance leases	12%

Financing Obligations

Historical failed sale leasebacks that did not qualify for sale leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheet
(Dollars in Millions)	Classification	August 3, 2019
Assets
Financing obligations	Property and equipment, net	$81
Liabilities
Current	Current portion of finance leases and financing obligations	47
Noncurrent	Finance leases and financing obligations	506
Total financing obligations		$553

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income		Three Month Ended	Six Months Ended
(Dollars in Millions)	Classification	August 3, 2019	August 3, 2019
Amortization of financing obligation assets	Depreciation and amortization	$3	$6
Interest on financing obligations	Interest expense, net	9	19
Total financing obligations		$12	$25

Consolidated Statement of Cash Flows		Six Months Ended August 3, 2019
(Dollars in Millions)	Classification
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations		$19
Financing cash flows from financing obligations		23
Proceeds from financing obligations		13

The following table summarizes future financing obligation payments by fiscal year:

(Dollars in Millions)	August 3, 2019
2019	$29
2020	72
2021	72
2022	68
2023	66
After 2023	249
Total financing obligations payments	556
Non-cash gain on future sale of property	238
Amount representing interest	(241)
Financing obligation liability	$553

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

August 3, 2019
Weighted-average remaining term (years)	9
Weighted-average discount rate	7%

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the six months ended August 3, 2019:

	Nonvested Stock Awards		Performance Share Units		Stock Options		Stock Warrants
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance - February 2, 2019	2,601	$51.90	1,046	$52.08	136	$51.48	-	$-
Granted	717	66.87	224	73.77	-	-	1,747	69.68
Exercised/vested	(753)	52.59	(336)	46.87	(39)	51.10	-	-
Forfeited/expired	(113)	57.49	(57)	55.35	-	-	-	-
Balance - August 3, 2019	2,452	$55.79	877	$59.40	97	$51.64	1,747	$69.68

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions.  The fair value was estimated to be $17.52 per warrant using a binomial lattice method.  The warrants vest in five equal annual installments beginning on January 15, 2020 and expire on April 18, 2026. Unvested warrants will not vest if the commercial agreement is terminated, not renewed, or if no substitute written returns arrangement is entered into between the parties.

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(Dollar and Shares in Millions, Except per Share Data)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator—Net income	$241	$292	$303	$368
Denominator—Weighted-average shares:
Basic	159	165	160	165
Dilutive impact	—	1	1	1
Diluted	159	166	161	166
Antidilutive shares	3	—	1	—
Net income per share:
Basic	$1.52	$1.77	$1.90	$2.23
Diluted	$1.51	$1.76	$1.89	$2.21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the second quarter" are for the three fiscal months (13 weeks) ended August 3, 2019 or August 4, 2018.  References to “year to date” and “first half” are for the six fiscal months (26 weeks) ended August 3, 2019 or August 4, 2018. References to “the first quarter” are for the following three fiscal months (13 weeks) ended May 4, 2019 or May 5, 2018.

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

Executive Summary

As of August 3, 2019, we operated 1,155 Kohl's department stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the second quarter of 2019 include:

•	2.9% decrease in comparable sales
•	72 basis point decrease in gross margin as a percent of net sales
•	0.2% decrease in SG&A
•	14% decrease in diluted earnings per share
•	12% decrease in diluted earnings per share excluding non-recurring charges

We adopted the new lease accounting standard in the first quarter of 2019 and prior periods were not restated.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Net sales	$4,169	$4,310	$(141)	$7,990	$8,263	$(273)
Other revenue	261	260	1	527	515	12
Total revenue	$4,430	$4,570	$(140)	$8,517	$8,778	$(261)

Comparable sales decreased 2.9% for the second quarter and 3.2% year to date.

•	The decreases in comparable sales in the second quarter and year to date 2019 reflect decreases in transactions and average transaction value.
•

From a line of business perspective, Accessories, Children’s, and Men’s outperformed the Company average for the second quarter and year to date 2019, and Footwear, Home, and Women’s performed below the Company average in both the second quarter and year to date 2019.

•	Geographically, the strongest regions were the Midwest and Northeast for the second quarter and Midwest and Mid-Atlantic year to date 2019.
•	Digital sales increased in the mid-teens for the second quarter and low double digits year to date 2019.

Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales include all store and digital sales, except sales from stores open less than 12 months, stores that have been closed, and stores where square footage has changed by more than 10%. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores.  Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation may not be consistent with similarly titled measures reported by other companies.

Other revenue increased $1 million to $261 million for the second quarter of 2019 and $12 million to $527 million for the 6 months ended August 3, 2019 compared with the same periods in 2018.  The increases were driven by higher credit revenue.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018	Change		August 3, 2019	August 4, 2018	Change
Net sales	$4,169	$4,310	$(141)		$7,990	$8,263	$(273)
Cost of merchandise sold	2,550	2,605	(55)		4,965	5,101	(136)
Gross margin	$1,619	$1,705	$(86)		$3,025	$3,162	$(137)
Gross margin as a percent of net sales	38.8%	39.5%	(72)	bp	37.9%	38.3%	(41)	bp

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

The decreases in gross margin as a percent of net sales were driven by higher shipping costs due to increases in digital sales penetration in the second quarter and year to date 2019 and due to pricing and promotions implemented in the second quarter of 2019.   The year-to-date period also reflects an unfavorable mix shift between regular and clearance sales.

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018	Change		August 3, 2019	August 4, 2018	Change
SG&A	$1,269	$1,272	$(3)		$2,544	$2,532	$12
As a percent of total revenue	28.6%	27.8%	(81)	bp	29.9%	28.8%	(102)	bp

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

The following table summarizes the increases and (decreases) in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars In Millions)	August 3, 2019	August 3, 2019
Store expenses	$12	$17
Marketing	5	20
Credit expenses	(1)	(5)
Technology	(3)	1
Corporate and other	(16)	(21)
Total (decrease) increase	$(3)	$12

SG&A expenses decreased 0.2% in the second quarter of 2019, however, deleveraged 81 basis points compared to the second quarter of 2018.  Year to date, SG&A increased 0.5% and deleveraged 102 basis points.  The changes were driven by an increase in store expenses which reflect higher rent expense in the second quarter and year to date 2019, primarily due to the new lease accounting standard.  In addition, marketing expense increases were driven by continued investments to target market share gains over the long-term.  Corporate and other expenses decreased due to lower general corporate costs in 2019 and expenses associated with leadership changes in 2018.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Depreciation and amortization	$228	$241	$(13)	$458	$483	$(25)
Interest expense, net	53	65	(12)	105	135	(30)
Impairments, store closing and other costs	7	—	7	56	—	56
Loss on extinguishment of debt	—	—	—	—	42	(42)

Depreciation and amortization decreases were driven by the maturity of our store portfolio, as well as the adoption of the new lease accounting standard.

Interest expense, net decreased in the second quarter and year to date 2019 due primarily to the benefits of debt reductions in 2018 and adoption of the new lease accounting standard.

In the second quarter of 2019, we incurred $7 million in costs related to the closure of our four Off-Aisle clearance centers and a voluntary role reduction program conducted during the period. In the first quarter of 2019, we incurred $49 million in lease asset impairment charges related to the closure of four Kohl’s stores.

In the first quarter of 2018, we recognized a $42 million loss on extinguishment of debt related to our $500 million cash tender offer.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018	Change	August 3, 2019	August 4, 2018	Change
Provision for income taxes	$82	$95	$(13)	$86	$117	$(31)
Effective tax rate	25.3%	24.5%		22.1%	24.2%

The decreases in the provision for income taxes were driven by lower taxable income in the second quarter and year to date 2019.  Year to date 2019, the provision also reflects a lower tax rate due to a favorable state audit settlement in the first quarter of 2019.

Income before Income Taxes, Net Income and Earnings Per Diluted Share

	2019			2018
(Dollars in Millions, Except per Share Data)	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Three Months Ended:
GAAP	$323	$241	$1.51	$387	$292	$1.76
Impairments, store closings and other costs	7	6	0.04	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Adjusted (Non-GAAP)	$330	$247	$1.55	$387	$292	$1.76
Six Months Ended:
GAAP	$389	$303	$1.89	$485	$368	$2.21
Impairments, store closings and other costs	56	42	0.26	—	—	—
Loss on extinguishment of debt	—	—	—	42	31	0.19
Adjusted (Non-GAAP)	$445	$345	$2.15	$527	$399	$2.40

We believe the adjusted results in the table above are useful because they provide enhanced visibility into our results, excluding non-recurring expenses.  However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.

Seasonality and Inflation

Our business, like that of most retailers, is subject to seasonal influences, with the majority of sales and income typically realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% of annual sales typically occur during the back-to-school season and 30% during the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher wages and by costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash.

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes and other costs of running our business •Capital expenditures •Inventory •Share repurchases •Dividend payments •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Six Months Ended
(Dollars in Millions)	August 3, 2019	August 4, 2018	Change
Net cash provided by (used in):
Operating activities	$676	$1,047	$(371)
Investing activities	(439)	(306)	(133)
Financing activities	(546)	(983)	437

Operating Activities

Operating activities generated $676 million of cash in the first half of 2019 compared to $1,047 million in the first half of 2018.  The decrease was primarily due to increased inventory purchases and changes in operating liabilities.

Investing Activities

Investing activities used cash of $439 million in the first half of 2019 and $306 million in the first half of 2018.  The increase was primarily due to investments in our E-commerce fulfillment centers.

Financing Activities

Financing activities used cash of $546 million in the first half of 2019 and $983 million in the first half of 2018.

We paid cash for treasury stock purchases of $254 million in the first half of 2019 and $165 million in the first half of 2018.  Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price and other factors.

We paid cash dividends of $214 million ($1.34 per share) in the first half of 2019 and $202 million ($1.22 per share) in the first half of 2018. On August 13, 2019, our Board of Directors declared a quarterly cash dividend on our common stock of $0.67 per share. The dividend is payable September 25, 2019 to shareholders of record at the close of business on September 11, 2019.

We used cash to repurchase $6 million of debt on the open market in the first half of 2019 and to repurchase $528 million of debt pursuant to a tender offer and on the open market in the first half of 2018. We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

On July 25, 2019, we amended and extended our existing credit facility with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in July 2024.  Among other things, the agreement includes a maximum leverage ratio financial covenant (which is generally consistent with the ratio under our prior agreement) and restrictions on liens and subsidiary indebtedness.  No amounts were outstanding on the credit facility at August 3, 2019, February 2, 2019, or August 4, 2018.

As of August 3, 2019, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB	BBB

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	August 3, 2019	August 4, 2018
Working capital	$1,838	$2,272
Current ratio	1.65	1.82

The decreases in our working capital and current ratio are primarily due to lower cash balances as a result of debt reductions, share repurchases and dividends, as well as the addition of operating leases to current liabilities due to adoption of the new lease accounting standard.

Debt Covenant Compliance

As of August 3, 2019, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2019.

Contractual Obligations

Other than operating leases which are now Recorded, rather than Unrecorded contractual obligations, there have been no significant changes in the contractual obligations disclosed in our 2018 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of August 3, 2019.

We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, liquidity, results of operations or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 4, 2019, we implemented a new enterprise resource planning (“ERP”) system which affects many of our financial processes.  This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment.  The new ERP system will be a significant component of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the risk factors described in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended August 3, 2019:

(Dollars in Millions)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5 - June 1, 2019	652,849	$58.82	625,302	$1,046
June 2 - July 6, 2019	1,144,386	47.84	1,132,119	992
July 7 - August 3, 2019	844,211	49.89	841,986	950
Total	2,641,446	$51.08	2,599,407	$950

Item 6. Exhibits

Exhibit	Description
4.1

Third Amended and Restated Credit Agreement dated as of  July 25, 2019 by and among the Company, the various lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, a Swing Line Lender and an Issuing Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd. and U.S. Bank National Association, as Syndication Agents, Swing Line Lenders, and Issuing Banks, and Capital One, N.A., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc., JP Morgan Chase Bank, N.A., MUFG Bank, Ltd., and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 25, 2019.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 6, 2019	/s/ Bruce Besanko
Bruce Besanko On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)