Form 10-Q
period 2019-11-02
KOHLS Corp
filed 2019-12-06
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 29, 2019 Common Stock, Par Value $0.01 per Share, 156,567,901 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Current assets:
Cash and cash equivalents	$490	$934	$1,047
Merchandise inventories	4,887	3,475	4,844
Other	404	426	446
Total current assets	5,781	4,835	6,337
Property and equipment, net	7,364	7,428	7,538
Operating leases	2,427	-	-
Other assets	167	206	243
Total assets	$15,739	$12,469	$14,118

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,454	$1,187	$2,583
Accrued liabilities	1,347	1,364	1,289
Income taxes payable	2	64	14
Current portion of:
Finance lease and financing obligations	110	115	121
Operating leases	162	-	-
Total current liabilities	4,075	2,730	4,007
Long-term debt	1,856	1,861	2,272
Finance lease and financing obligations	1,332	1,523	1,528
Operating leases	2,643	-	-
Deferred income taxes	258	184	201
Other long-term liabilities	220	644	657
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,256	3,204	3,185
Treasury stock, at cost	(11,490)	(11,076)	(10,952)
Accumulated other comprehensive loss	-	-	(8)
Retained earnings	13,585	13,395	13,224
Total shareholders’ equity	5,355	5,527	5,453
Total liabilities and shareholders’ equity	$15,739	$12,469	$14,118

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$4,358	$4,369	$12,348	$12,632
Other revenue	267	259	794	774
Total revenue	4,625	4,628	13,142	13,406
Cost of merchandise sold	2,775	2,752	7,740	7,854
Operating expenses:
Selling, general and administrative	1,419	1,375	3,962	3,907
Depreciation and amortization	227	243	687	725
Impairments, store closing and other costs	-	-	55	-
Operating income	204	258	698	920
Interest expense, net	52	63	157	197
(Gain) loss on extinguishment of debt	(9)	-	(9)	42
Income before income taxes	161	195	550	681
Provision for income taxes	38	34	124	152
Net income	$123	$161	$426	$529
Net income per share:
Basic	$0.79	$0.98	$2.69	$3.21
Diluted	$0.78	$0.98	$2.67	$3.19

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock options and awards	-	-	-	-
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,236	$3,163	$3,204	$3,078
Stock options and awards	20	22	52	107
Balance, end of period	$3,256	$3,185	$3,256	$3,185

Treasury stock
Balance, beginning of period	$(11,353)	$(10,835)	$(11,076)	$(10,651)
Treasury stock purchases	(133)	(110)	(387)	(275)
Stock options and awards	(5)	(8)	(32)	(29)
Dividends paid	1	1	5	3
Balance, end of period	$(11,490)	$(10,952)	$(11,490)	$(10,952)

Accumulated other comprehensive loss
Balance, beginning of period	$-	$(8)	$-	$(11)
Other comprehensive income	-	-	-	3
Balance, end of period	$-	$(8)	$-	$(8)

Retained earnings
Balance, beginning of period	$13,568	$13,163	$13,395	$13,006
Change in accounting standard (a)	-	-	88	(7)
Net earnings	123	161	426	529
Dividends paid	(106)	(100)	(324)	(304)
Balance, end of period	$13,585	$13,224	$13,585	$13,224

Total shareholders' equity, end of period	$5,355	$5,453	$5,355	$5,453

Common stock
Shares, beginning of period	375	374	374	373
Stock options and awards	-	-	1	1
Shares, end of period	375	374	375	374
Treasury stock
Shares, beginning of period	(215)	(207)	(211)	(205)
Treasury stock purchases	(3)	(2)	(7)	(4)
Shares, end of period	(218)	(209)	(218)	(209)
Total shares outstanding, end of period	157	165	157	165

Dividends paid per common share	$0.67	$0.61	$2.01	$1.83
(a)	Adoption of new lease accounting standard in 2019, refer to Note 4.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018
Operating activities
Net income	$426	$529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	725
Share-based compensation	47	71
Deferred income taxes	45	(13)
Impairments, store closing and other costs	45	-
(Gain) loss on extinguishment of debt	(9)	42
Non-cash lease expense	112	-
Other non-cash (income) expenses	(3)	15
Changes in operating assets and liabilities:
Merchandise inventories	(1,405)	(1,293)
Other current and long-term assets	34	70
Accounts payable	1,266	1,312
Accrued and other long-term liabilities	(26)	38
Income taxes	(49)	(73)
Operating lease liabilities	(125)	-
Net cash provided by operating activities	1,045	1,423
Investing activities
Acquisition of property and equipment	(678)	(458)
Other	8	6
Net cash used in investing activities	(670)	(452)
Financing activities
Treasury stock purchases	(387)	(275)
Shares withheld for taxes on vested restricted shares	(32)	(29)
Dividends paid	(319)	(301)
Reduction of long-term borrowings	(6)	(530)
Premium paid on redemption of debt	-	(35)
Finance lease and financing obligation payments	(88)	(95)
Proceeds from financing obligations	11	-
Proceeds from stock option exercises	2	33
Net cash used in financing activities	(819)	(1,232)
Net decrease in cash and cash equivalents	(444)	(261)
Cash at beginning of period	934	1,308
Cash at end of period	$490	$1,047
Supplemental information
Interest paid, net of capitalized interest	$131	$192
Income taxes paid	154	266
Property and equipment acquired through:
Finance lease liabilities	163	-
Operating lease liabilities	103	-
Financing obligations	-	20

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

The new standard also prescribes the balance sheet, income statement and cash flow classification of the capitalized implementation costs and related amortization expense.

We are evaluating the impact of the new standard, but believe it is generally consistent with our current accounting for cloud computing arrangements and will not have a material impact on our financials.

Current Expected Credit Losses (ASU 2016-13) Issued June 2016 Effective Q1 2020

Under the new standard, credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets.

The amendments are effective on February 2, 2020 and must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption as required.

We are evaluating the impact of the new standard, but believe it will not have a material impact on our financial statements.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018 (1)	November 2, 2019	November 3, 2018 (1)
Women's	$1,264	$1,287	$3,857	$3,982
Men's	938	925	2,656	2,668
Home	715	719	1,994	2,090
Children's	647	650	1,561	1,569
Footwear	472	470	1,338	1,372
Accessories	322	318	942	951
Net Sales	$4,358	$4,369	$12,348	$12,632
(1)	Certain businesses do not agree to previously reported amounts due to changes in category classification.

Liabilities for performance obligations resulting from our rewards programs, return reserves and unredeemed gift cards and merchandise return cards totaled $354 million as of November 2, 2019, $413 million as of February 2, 2019 and $337 million as of November 3, 2018.

3. Debt

Long-term debt consists of the following unsecured senior debt:

		Coupon Rate	Outstanding
Maturity by fiscal year (Dollars in Millions)	Effective Rate		November 2, 2019	February 2, 2019	November 3, 2018
2021	4.81%	4.00%	$-	$-	$413
2023	3.25%	3.25%	350	350	350
2023	4.78%	4.75%	184	184	184
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	42	42	42
2033	6.05%	6.00%	113	113	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	433	433
Outstanding long-term debt			1,867	1,873	2,285
Unamortized debt discounts and deferred financing costs			(11)	(12)	(13)
Long-term debt			$1,856	$1,861	$2,272
Effective interest rate			4.74%	4.74%	4.76%

Our long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our long-term debt was $2.0 billion at November 2, 2019, $1.8 billion at February 2, 2019 and $2.3 billion at November 3, 2018.

Year to date 2019, we have reduced our outstanding debt by $6 million through open market repurchases.

On July 25, 2019, we amended and extended our existing credit facility with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in July 2024.  No amounts were outstanding on the credit facility at November 2, 2019, February 2, 2019 or November 3, 2018.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Leases

Effective February 3, 2019 (the “adoption date”), we adopted ASC 842 Leases (the “new standard”).  The new standard requires lessees to recognize a liability for lease obligations and a corresponding right of use asset on the balance sheet. The guidance also requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing and potential uncertainty of cash flows related to leases.  We adopted the new standard using a modified retrospective transition method and applied the transition provisions at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings.  We did not restate prior period financial statements.

The new standard includes several transition practical expedients that were available to reduce the burden of implementing the standard.

•	We elected the package of practical expedients, which among other things, allowed us to carry forward our historical lease classifications.
•	We did not elect the hindsight practical expedient which would have allowed us to revisit key assumptions, such as lease term, that were made when we originally entered into the lease.

The following table summarizes changes in our Consolidated Balance Sheet upon adoption of the new standard:

(Dollars in Millions)
Assets
Property and equipment, net	$(174)	(a)
Operating leases	2,446	(b)
Other assets	(32)	(c)
Total assets	$2,240

Liabilities and Shareholders' Equity
Finance lease and financing obligations	$(237)	(a)
Operating leases	2,771	(b)
Accrued and other liabilities	(413)	(c)
Deferred taxes	31	(d)
Shareholders' equity	88	(d)
Total liabilities and shareholders' equity	$2,240

(a)

The reductions are primarily due to historical failed sale-leaseback and build-to-suit arrangements where we were deemed owner for accounting purposes. In accordance with ASC 842 transition provisions, they became operating or finance leases.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adoption of the new standard is not expected to have a material impact on our net income prospectively.  We expect increases in Selling, general and administrative expenses to be more than offset by decreases in Depreciation and amortization and Interest expense. Substantially all of the expected income statement changes are due to the reversal of accounting for build-to-suit arrangements where construction is complete, which were accounted for as operating or finance leases in accordance with the transition provisions of ASC 842.

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

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheet		November 2, 2019
(Dollars in Millions)	Classification
Assets
Operating leases	Operating leases	$2,427
Finance leases	Property and equipment, net	617
Total operating and finance leases		3,044
Liabilities
Current
Operating leases	Current portion of operating leases	162
Finance leases	Current portion of finance lease and financing obligations	74
Noncurrent
Operating leases	Operating leases	2,643
Finance leases	Finance lease and financing obligations	836
Total operating and finance leases		$3,715

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated Statement of Income		Three Months Ended November 2, 2019	Nine Months Ended November 2, 2019
(Dollars in Millions)	Classification
Operating leases	Selling, general, and administrative	$79	$236
Finance leases
Amortization of leased assets	Depreciation and amortization	18	53
Interest on lease liabilities	Interest expense, net	25	73
Total operating and finance leases		$122	$362

Consolidated Statement of Cash Flows		Nine Months Ended November 2, 2019
(Dollars in Millions)	Classification
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$249
Operating cash flows from finance leases		73
Financing cash flows from finance leases		56

The following table summarizes future lease payments by fiscal year:

	November 2, 2019
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2019	$66	$43	$109
2020	311	176	487
2021	303	156	459
2022	290	139	429
2023	275	117	392
After 2023	3,660	1,765	5,425
Total lease payments	4,905	2,396	7,301
Amount representing interest	(2,100)	(1,486)	(3,586)
Lease liabilities	$2,805	$910	$3,715

Total lease payments include $2.9 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $1.5 billion related to options to extend finance lease terms that are reasonably certain of being exercised.

The following table summarizes weighted-average remaining lease term and discount rates:

November 2, 2019
Weighted-average remaining term (years)
Operating leases	20
Finance leases	17
Weighted-average discount rate
Operating leases	6%
Finance leases	11%

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheet
(Dollars in Millions)	Classification	November 2, 2019
Assets
Financing obligations	Property and equipment, net	$78
Liabilities
Current	Current portion of finance lease and financing obligations	36
Noncurrent	Finance lease and financing obligations	496
Total financing obligations		$532

Consolidated Statement of Income		Three Month Ended November 2, 2019	Nine Months Ended November 2, 2019
(Dollars in Millions)	Classification
Amortization of financing obligation assets	Depreciation and amortization	$3	$8
Interest on financing obligations	Interest expense, net	9	28
Total financing obligations		$12	$36

Consolidated Statement of Cash Flows		Nine Months Ended November 2, 2019
(Dollars in Millions)	Classification
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations		$28
Financing cash flows from financing obligations		32
Proceeds from financing obligations		11
Gain on extinguishment of debt		(9)

In October 2019, we purchased leased equipment that was accounted for as a financing obligation and resulted in recognition of a $9 million gain on extinguishment of debt.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes future financing obligation payments by fiscal year:

(Dollars in Millions)	November 2, 2019
2019	$12
2020	71
2021	71
2022	68
2023	66
After 2023	249
Total financing obligations payments	537
Non-cash gain on future sale of property	228
Amount representing interest	(233)
Financing obligation liability	$532

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

November 2, 2019
Weighted-average remaining term (years)	9
Weighted-average discount rate	7%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the nine months ended November 2, 2019:

	Nonvested Stock Awards		Performance Share Units		Stock Options		Stock Warrants
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance - February 2, 2019	2,601	$51.90	1,046	$52.08	136	$51.48	-	$-
Granted	823	64.95	242	72.53	-	-	1,747	69.68
Exercised/vested	(961)	49.76	(336)	46.87	(41)	50.89	-	-
Forfeited/expired	(191)	57.62	(71)	59.11	-	-	-	-
Balance - November 2, 2019	2,272	$56.45	881	$59.13	95	$51.74	1,747	$69.68

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollar and Shares in Millions, Except per Share Data)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator—Net income	$123	$161	$426	$529
Denominator—Weighted-average shares:
Basic	156	164	158	165
Dilutive impact	1	1	1	1
Diluted	157	165	159	166
Antidilutive shares	2	—	1	—
Net income per share:
Basic	$0.79	$0.98	$2.69	$3.21
Diluted	$0.78	$0.98	$2.67	$3.19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the third quarter" are for the three fiscal months (13 weeks) ended November 2, 2019 or November 3, 2018.  References to “year to date” are for the nine fiscal months (39 weeks) ended November 2, 2019 or November 3, 2018.

This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should," “expects” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives and adequacy of capital resources and reserves. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Part I, Item 1A of our 2018 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made and we undertake no obligation to update them.

Executive Summary

As of November 2, 2019, we operated 1,159 Kohl's stores, a website (www.Kohls.com) and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

In the third quarter of 2019, we delivered positive comparable sales growth driven by an acceleration in our Active business, continued strength in Digital and improved performance in our stores and across all of our lines of business versus the first half.  During the quarter, we invested in pricing and enhanced our marketing offers to respond to a heightened competitive environment and to drive sales following modest disruption in stores related to a record number of brand launches.

Key financial results for the third quarter of 2019 include:

•	0.4% increase in comparable sales
•	67 basis point decrease in gross margin as a percent of net sales
•	3.2% increase in SG&A
•	20% decrease in diluted earnings per share
•	24% decrease in diluted earnings per share on a non-GAAP basis

We adopted the new lease accounting standard in the first quarter of 2019 and prior periods were not restated.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Total Revenue

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Net sales	$4,358	$4,369	$(11)	$12,348	$12,632	$(284)
Other revenue	267	259	8	794	774	20
Total revenue	$4,625	$4,628	$(3)	$13,142	$13,406	$(264)

Comparable sales increased 0.4% for the third quarter and decreased 1.9% year to date 2019.

•

The increase in comparable sales in the third quarter 2019 reflects an increase in transactions, partially offset by a decrease in average transaction value.  The decrease in comparable sales year to date 2019 reflects decreases in transactions and average transaction value.

•

All businesses except Women’s reported increases in comparable sales for the third quarter 2019, with Men’s, Accessories and Footwear outperforming the Company.  For year to date 2019, Men’s, Children’s and Accessories outperformed the Company while Women’s and Home underperformed.

•	Active continues to be a key strategic initiative contributing sales growth in both the third quarter and year to date 2019.
•	The strongest regions were the West, Midwest and South Central for the third quarter 2019, and Midwest, Northeast and Mid-Atlantic for year to date 2019.
•

Digital sales had a mid-teens percentage increase for the third quarter and a low double digits percentage increase year to date 2019.  Digital penetration represents 22% of net sales for the third quarter and 21% of net sales for year to date 2019.

Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than 12 months, stores that have been closed and stores where square footage has changed by more than 10%. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores.

We measure digital penetration as digital sales over net sales.  These amounts do not take into consideration fulfillment node, digital returns processed in stores and coupon behaviors.

Comparable sales and digital penetration measures vary across the retail industry.  As a result, our comparable sales calculation and digital penetration are non-GAAP measures that may not be consistent with the similarly titled measures reported by other companies.

Increases in Other revenue of $8 million for the third quarter and $20 million year to date 2019 were driven by higher credit revenue.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018	Change		November 2, 2019	November 3, 2018	Change
Net sales	$4,358	$4,369	$(11)		$12,348	$12,632	$(284)
Cost of merchandise sold	2,775	2,752	23		7,740	7,854	(114)
Gross margin	$1,583	$1,617	$(34)		$4,608	$4,778	$(170)
Gross margin as a percent of net sales	36.3%	37.0%	(67)	bp	37.3%	37.8%	(51)	bp

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

The decreases in gross margin as a percent of net sales were driven by higher promotional markdowns due to a heightened competitive environment, product mix and higher shipping costs due to increases in digital penetration for both the third quarter and year to date 2019.

Selling, General and Administrative Expenses ("SG&A")

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018	Change		November 2, 2019	November 3, 2018	Change
SG&A	$1,419	$1,375	$44		$3,962	$3,907	$55
As a percent of total revenue	30.7%	29.7%	96	bp	30.1%	29.1%	101	bp

SG&A expenses include compensation and benefit costs (including stores, headquarters, buying and distribution centers); occupancy and operating costs of our retail, distribution and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental and identifiable costs; expenses related to our credit card operations; and other administrative revenues and expenses.  We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

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

The following table summarizes the increases and (decreases) in SG&A by expense type:

	Three Months Ended November 2, 2019	Nine Months Ended November 2, 2019
(Dollars In Millions)
Store expenses	$43	$60
Marketing	6	26
Technology	6	7
Credit expenses	(1)	(6)
Corporate and other	(10)	(32)
Total increase	$44	$55

SG&A expenses increased 3.2% deleveraging 96 basis points in the third quarter and increased 1.4% deleveraging 101 basis points year to date 2019, compared to the same periods in 2018.  The changes were driven by an increase in store expenses which reflect higher rent expense, primarily due to the new lease accounting standard, costs related to brand launches, the Amazon return initiative and wage pressure in the third quarter and year to date 2019.  Marketing expense increases were driven by continued investments to target market share gains over the long-term. Corporate and other expenses decreased due to lower general corporate costs in 2019 and expenses associated with leadership changes in 2018.

Other Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Depreciation and amortization	$227	$243	$(16)	$687	$725	$(38)
Impairments, store closing and other costs	—	—	—	55	—	55
Interest expense, net	52	63	(11)	157	197	(40)
(Gain) loss on extinguishment of debt	(9)	—	(9)	(9)	42	(51)

Depreciation and amortization decreases were driven by the maturity of our store portfolio, as well as the adoption of the new lease accounting standard.

Interest expense, net decreased in the third quarter and year to date 2019 due primarily to the benefits of debt reductions in 2018 and adoption of the new lease accounting standard in the first quarter of 2019.

In the third quarter 2019, we purchased leased equipment that was accounted for as a financing obligation and resulted in the recognition of a $9 million gain on extinguishment of debt.

Year to date 2019, we incurred $55 million of Impairments, store closing and other costs; we incurred $49 million in lease asset impairment charges related to the closure of four Kohl’s stores and $6 million in costs related to the closure of our four Off-Aisle clearance centers and the execution of a voluntary role reduction program.

In the first quarter 2018, we recognized a $42 million loss on extinguishment of debt related to our $500 million cash tender offer.

Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018	Change	November 2, 2019	November 3, 2018	Change
Provision for income taxes	$38	$34	$4	$124	$152	$(28)
Effective tax rate	23.6%	17.6%		22.5%	22.3%

The increase in the Provision for income taxes in the third quarter was driven by a higher effective tax rate due to favorable items in the third quarter 2018 not repeating in the third quarter 2019, including positive audit results, tax accounting method changes and a higher stock price for share-based compensation.  The decrease in the Provision for income taxes for year to date 2019 was driven by lower taxable income.

Income before Income Taxes, Net Income and Earnings Per Diluted Share

	November 2, 2019			November 3, 2018
(Dollars in Millions, Except per Share Data)	Income before Income Taxes	Net Income	Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Three Months Ended:
GAAP	$161	$123	$0.78	$195	$161	$0.98
Impairments, store closing and other costs	—	—	—	—	—	—
(Gain) loss on extinguishment of debt	(9)	(7)	(0.04)	—	—	—
Adjusted (non-GAAP)	$152	$116	$0.74	$195	$161	$0.98
Nine Months Ended:
GAAP	$550	$426	$2.67	$681	$529	$3.19
Impairments, store closing and other costs	55	41	0.26	—	—	—
Loss on extinguishment of debt	(9)	(7)	(0.04)	42	32	0.19
Adjusted (non-GAAP)	$596	$460	$2.89	$723	$561	$3.38

We believe the adjusted results in the table above are useful because they provide enhanced visibility into our results on a non-GAAP basis.  However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.

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

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes and other costs of running our business •Capital expenditures •Inventory •Share repurchases •Dividend payments •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Nine Months Ended
(Dollars in Millions)	November 2, 2019	November 3, 2018	Change
Net cash provided by (used in):
Operating activities	$1,045	$1,423	$(378)
Investing activities	(670)	(452)	(218)
Financing activities	(819)	(1,232)	413

Operating Activities

Operating activities generated $1,045 million year to date 2019 compared to $1,423 million year to date 2018.  The decrease was primarily due to increased inventory purchases, lower net income and changes in operating liabilities.

Investing Activities

Investing activities used cash of $670 million year to date 2019 and $452 million year to date 2018.  The increase was primarily due to investments in our E-commerce fulfillment centers and increased investment in our stores, including rightsizes, new stores and refreshes.

Financing Activities

Financing activities used cash of $819 million year to date 2019 compared to $1,232 million year to date 2018.

We paid cash for treasury stock purchases of $387 million year to date 2019 and $275 million year to date 2018.  Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price and other factors.

We paid cash dividends of $319 million ($2.01 per share) year to date 2019 and $301 million ($1.83 per share) year to date 2018. On November 13, 2019, our Board of Directors declared a quarterly cash dividend on our common stock of $0.67 per share. The dividend is payable December 24, 2019 to shareholders of record at the close of business on December 11, 2019.

We used cash to repurchase $6 million of debt on the open market year to date 2019 and to repurchase $530 million of debt pursuant to a tender offer and on the open market year to date 2018. We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

As of November 2, 2019, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB	BBB

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	November 2, 2019	November 3, 2018
Working capital	$1,706	$2,330
Current ratio	1.42	1.58

The decreases in our working capital and current ratio are primarily due to lower cash balances as a result of debt reductions, share repurchases and dividends, as well as the addition of operating leases to current liabilities due to adoption of the new lease accounting standard.

Debt Covenant Compliance

As of November 2, 2019, we were in compliance with all debt covenants and expect to remain in compliance during the remainder of fiscal 2019.

Contractual Obligations

Other than operating leases which are now Recorded, rather than Unrecorded contractual obligations, there have been no significant changes in the contractual obligations disclosed in our 2018 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of November 2, 2019.

We have not created and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, liquidity, results of operations or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2018 Form 10-K.

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

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

On August 4, 2019, we implemented a new enterprise resource planning (“ERP”) system resulting in certain changes in our internal control over financial reporting. This implementation becomes a significant component of our internal control over financial reporting.  With the exception of the new ERP implementation, there were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the risk factors described in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended November 2, 2019:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
August 4 - 31, 2019	916,227	$47.20	888,253	$908
September 1 - October 5, 2019	1,127,544	49.36	1,067,009	855
October 6 - November 2, 2019	766,508	51.49	761,510	816
Total	2,810,279	$49.27	2,716,772	$816

Item 6. Exhibits

Exhibit	Description
10.1	2019 Form of Executive Compensation Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 16, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 6, 2019	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)