Form 10-K
period 2020-02-01
KOHLS Corp
filed 2020-03-18
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2020

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 2, 2019, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $8.0 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

At March 11, 2020, the Registrant had outstanding an aggregate of 155,246,500 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 13, 2020 are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our" or "us") was organized in 1988 and is a Wisconsin corporation. As of February 1, 2020, we operated 1,159 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise that is available in our stores, as well as merchandise that is available only online.

Our merchandise mix includes both national brands and private brands that are available only at Kohl's. Our private portfolio includes well-known established brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO, and Sonoma Goods for Life, and exclusive brands that are developed and marketed through agreements with nationally-recognized brands such as Food Network, LC Lauren Conrad, and Simply Vera Vera Wang. Compared to private brands, national brands generally have higher selling prices, but lower gross margins.

The following tables summarize our sales penetration by line of business and brand type over the last three years:

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report:

Fiscal Year	Ended	Number of Weeks
2019	February 1, 2020	52
2018	February 2, 2019	52
2017	February 3, 2018	53

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our store merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier several times a week. Digital sales may be picked up in our stores or are shipped from a Kohl’s fulfillment center, retail distribution center or store, either by a third-party fulfillment center or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution centers.

Employees

During 2019, we employed an average of approximately 122,000 associates, which included approximately 37,000 full-time and 85,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe we maintain positive relations with our associates.

Competition

The retail industry is highly competitive. Management considers style, quality, price, and convenience to be the most significant competitive factors in the industry. Merchandise mix, brands, service, loyalty programs, credit availability, and customer experience are also key competitive factors. Our primary competitors are traditional department stores, mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce. Our specific competitors vary from market to market.

Merchandise Vendors

We purchase merchandise from numerous domestic and foreign suppliers. All suppliers must meet certain requirements to do business with us. Our Terms of Engagement are part of our purchase order terms and conditions and include provisions regarding laws and regulations, employment practices, ethical standards, environmental requirements, communication, monitoring and compliance, record keeping, subcontracting, and corrective action. We expect that all suppliers will comply with our purchase terms and quickly remediate any deficiencies, if noted, to maintain our business relationship.

A third-party purchasing agent sources approximately 20% of the merchandise we sell. No vendor individually accounted for more than 10% of our net purchases in 2019. We have no significant long-term purchase commitments with any of our suppliers and believe that we are not dependent on any one supplier or one geographical location. We believe we have good working relationships with our suppliers.

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

Available Information

Our corporate website is https://corporate.kohls.com. Through the “Investors” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Securities and Exchange Commission (“SEC”) Forms 3, 4, and 5, and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.

The following have also been posted on our website, under the caption “Investors” and sub-caption "Corporate Governance":

•	Committee charters of our Board of Directors’ Audit Committee, Compensation Committee, and Governance & Nominating Committee
•	Corporate Governance Guidelines
•	Code of Ethics
•	Corporate Social Responsibility Report

The information contained on our website is not part of this Annual Report on Form 10-K. Paper copies of any of the materials listed above will be provided without charge to any shareholder submitting a written request to our Investor Relations Department at N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin 53051 or via e-mail to Investor.Relations@Kohls.com.

Item 1A. Risk Factors

This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As such, forward-looking statements are qualified by those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them.

Our sales, revenues, gross margin, expenses, and operating results could be negatively impacted by a number of factors including, but not limited to those described below. Many of these risk factors are outside of our control. If we are not successful in managing these risks, they could have a negative impact on our sales, revenues, gross margin, expenses, and/or operating results.

Macroeconomic and Industry Risks

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ financial condition and the operations of our business.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory. Further, such risks could also adversely affect our customers' financial condition, resulting in reduced spending for the merchandise we sell. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores, facilities or operations of our sourcing partners. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

General economic conditions, consumer spending levels, and/or other conditions could decline.

Consumer spending habits, including spending for the merchandise that we sell, are affected by many factors including prevailing economic conditions, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and fuel costs, income tax rates and policies, consumer confidence, consumer perception of economic conditions, and the consumer’s disposable income, credit availability, and debt levels. The moderate-income consumer, which is our core customer, is especially sensitive to these factors. A slowdown in the U.S. economy or an uncertain economic outlook could adversely affect consumer spending habits. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.

Consumer confidence is also affected by the domestic and international political, public health and welfare situation. The outbreak or escalation of war, pandemics, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

Our competitors could make changes to their pricing and other practices.

The retail industry is highly competitive. We compete for customers, associates, locations, merchandise, services, and other important aspects of our business with many other local, regional, and national retailers. Those competitors include traditional department stores, mass merchandisers, off-price retailers, specialty stores, internet and catalog businesses, and other forms of retail commerce.

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

Uncertainty with respect to tax and trade policies, tariffs, and government regulations affecting trade between the United States and other countries has recently increased. We source the majority of our merchandise from manufacturers located outside of the United States, primarily in Asia. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations, and liquidity.

Operational Risks

We may be unable to offer merchandise that resonates with existing customers and attracts new customers as well as successfully manage our inventory levels.

Our business is dependent on our ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns, and other lifestyle decisions could create inventory imbalances and adversely affect our performance and long-term relationships with our customers. Additionally, failure to accurately predict changing consumer tastes may result in excess inventory, which could result in additional markdowns and adversely affect our operating results.

We may be unable to source merchandise in a timely and cost-effective manner.

A third-party purchasing agent sources approximately 20% of the merchandise we sell. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States, substantially all of which are shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, pandemic outbreaks, work stoppages, port strikes, port congestion and delays, and other factors relating to foreign trade are beyond our control and could adversely impact our performance.

Increases in the price of merchandise, raw materials, fuel, and labor or their reduced availability could increase our cost of merchandise sold. The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation, and other unpredictable factors. An inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our operating results. Any related pricing actions might cause a decline in our sales volume. Additionally, a reduction in the availability of raw materials could impair the ability to meet production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel, and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

If any of our significant vendors were to become subject to bankruptcy, receivership, or similar proceedings, we may be unable to arrange for alternate or replacement contracts, transactions, or business relationships on terms as favorable as current terms, which could adversely affect our sales and operating results.

Our vendors may not adhere to our Terms of Engagement or to applicable laws.

A substantial portion of our merchandise is received from vendors and factories outside of the United States. We require all of our suppliers to comply with all applicable local and national laws and regulations and our Terms of Engagement for Kohl's Business Partners. These Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental requirements, communication, monitoring and compliance, record keeping, subcontracting, and corrective action. From time to time, suppliers may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more suppliers could have a negative impact on our reputation and our results of operations.

Our marketing may be ineffective.

We believe that differentiating Kohl's in the marketplace is critical to our success. We design our marketing and loyalty programs to increase awareness of our brands and to build personalized connections with new and existing customers. We believe these programs will strengthen customer loyalty, increase the number and frequency of customers that shop our stores and website, and increase our sales. If our marketing and loyalty programs are not successful, our sales and operating results could be adversely affected.

The reputation and brand image of Kohl’s and the brands and products we sell could be damaged.

We believe the Kohl's brand name and many of our private brand names are powerful sales and marketing tools. We devote significant resources to develop, promote, and protect private brands that generate national recognition. In some cases, the private brands or the marketing of such brands are tied to or affiliated with well-known individuals. We also affiliate the Kohl’s brand with third-party national brands that we sell in our store and through our partnerships with companies in pursuit of strategic initiatives. Damage to the reputations (whether or not justified) of the Kohl’s brand, our private brand names or any affiliated individuals or companies with which we have partnered, could arise from product failures; concerns about human rights, working conditions and other labor rights and conditions where merchandise is produced; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; perceptions of the national vendors and/or third party companies with which we partner; or various other forms of adverse publicity, especially in social media outlets. This type of reputational damage may result in a reduction in sales, operating results, and shareholder value.

There may be concerns about the safety of products that we sell.

If our merchandise offerings do not meet applicable safety standards or our customers' expectations regarding safety, we could experience lost sales, experience increased costs, and/or be exposed to legal and reputational risk. Events that give rise to actual, potential, or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could have a negative impact on our sales and operating results.

We may be unable to adequately maintain and/or update our technology platforms.

The efficient operation of our business is dependent on our technology platforms. In particular, we rely on our technology platforms to effectively manage sales, distribution, and merchandise planning and allocation functions. We also generate sales through the operations of our Kohls.com website and mobile application. We frequently make investments that will help maintain and update our existing technology platforms. We also depend on third parties as it relates to our technology platforms. In particular, we are currently migrating certain systems and applications to cloud environments that are hosted by third-party service providers. The potential problems and interruptions associated with implementing technology initiatives, the failure of our technology platforms to perform as designed, or the failure to successfully partner with our third party service providers, such as our cloud platform providers, could disrupt our business and harm our sales and profitability.

Our information technology projects may not yield their intended results.

We regularly have internal information technology projects in process. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results or may deliver an adverse user or customer experience. We may incur significant costs in connection with the implementation, ongoing use, or discontinuation of technology projects, or we may fail to successfully implement these technology initiatives, or achieve the anticipated efficiencies from such projects, any of which could adversely affect our operations, liquidity, and financial condition.

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

Our business is seasonal in nature, which could negatively affect our sales, revenues, operating results, and cash requirements.

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

Changes in credit card operations could adversely affect our sales, revenues, and/or profitability.

Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The proprietary Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations are shared similar to the revenue when interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.

Changes in credit card use and applications, payment patterns, credit fraud, and default rates may also result from a variety of economic, legal, social, and other factors that we cannot control or predict with certainty. Changes that adversely impact our ability to extend credit and collect payments could negatively affect our results.

We may be unable to attract, develop, and retain quality associates while controlling costs, which could adversely affect our operating results.

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

Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels, potential labor organizing efforts, and changing demographics. Competitive and regulatory pressures have already significantly increased our labor costs. Further changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance and/or profitability. In addition, changes in federal, state, or local laws, rules, or regulations relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, meal-and-break time, and joint/co-employment could cause us to incur additional costs, which could negatively impact our profitability.

Capital Risks

We may be unable to raise additional capital or maintain bank credit on favorable terms, which could adversely affect our business and financial condition.

We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. If our credit ratings fall below desirable levels, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). If our access to capital was to become significantly constrained or our cost of capital was to increase significantly, our financial condition, results of operations, and cash flows could be adversely affected.

Our capital allocation could be inefficient or ineffective.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on inventory, capital projects and expenses, managing debt levels, and periodically returning value to our shareholders through share repurchases and dividends. To a large degree, capital efficiency reflects how well we manage our other key risks. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, we may fail to produce optimal financial results, and we may experience a reduction in shareholder value.

Legal and Regulatory Risks

Regulatory and legal matters could adversely affect our business operations and change financial performance.

Various aspects of our operations are subject to federal, state or local laws, rules and regulations, any of which may change from time to time. The costs and other effects of new or changed legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services, reduce the availability of raw materials, or further restrict our ability to extend credit to our customers.

We continually monitor the legal and regulatory environments for developments that may impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business, and/or loss of associate morale. Additionally, we are regularly involved in various litigation matters that arise out of the conduct of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance.

Our efforts to protect the privacy and security of sensitive or confidential customer, associate, or company information could be unsuccessful, which could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations, and harm our business.

As part of our normal course of business, we collect, retain, process, and transmit sensitive and confidential customer, associate, and company information. We also engage third-party vendors that provide technology, systems, and services to facilitate our collection, retention, processing, and transmission of this information. The protection of this data is extremely important to us, our associates, and our customers. However, no security is perfect, and it is possible that our facilities and systems and those of our third-party vendors are vulnerable to cybersecurity threats, security breaches, system failures, acts of vandalism, fraud, misappropriation, malware, ransomware, and other malicious or harmful code, misplaced or lost data, programming and/or human errors, insider threats, or other similar events. Despite our substantial investments in personnel, training and implementation of programs, procedures, and plans to protect the security, confidentiality, integrity, and availability of our information and to prevent, detect, contain, and respond to cybersecurity threats, there is no assurance that these measures will prevent all cybersecurity threats, particularly given the ever-evolving and increasingly sophisticated methods of cyber-attack that may be difficult or impossible to anticipate and/or detect. Kohl’s and its third party consultants audit and test our security program. Any such data security incident involving the breach, misappropriation, loss, or other unauthorized disclosure of sensitive and/or confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material. In addition, data privacy and cybersecurity laws are in a period of change, including the new California Consumer Privacy Act (the “CCPA”), and there is potential for the enactment of other federal or state privacy laws relevant to our business. These legal changes may increase our compliance costs, impact our customers’ shopping experience, reduce our business efficiency, and subject us to additional regulatory scrutiny or data breach litigation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Stores

As of February 1, 2020, we operated 1,159 Kohl's stores with 82.2 million selling square feet in 49 states. We also operated 12 FILA outlets.

Our typical store lease has an initial term of 20-25 years and four to eight five-year renewal options. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Some of our store leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our Kohl's stores as of February 1, 2020:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	22	Arkansas	8
Maryland	23	Maine	5	Kansas	11
Pennsylvania	51	Massachusetts	25	Louisiana	7
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	7	New Jersey	38	Oklahoma	11
		New York	50	Texas	84
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	117	Total Northeast	157	Total South Central	148

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	40	Florida	51	Arizona	26
Iowa	18	Georgia	32	California	117
Michigan	46	Kentucky	18	Colorado	24
Minnesota	28	Mississippi	5	Idaho	5
Nebraska	7	North Carolina	31	Montana	3
North Dakota	4	South Carolina	16	Nevada	12
Ohio	59	Tennessee	20	New Mexico	5
South Dakota	4			Oregon	11
Wisconsin	41			Utah	12
				Washington	19
				Wyoming	2
Total Midwest	313	Total Southeast	187	Total West	237

Location (1)		Ownership
Strip centers	943	Owned	409
Freestanding	154	Leased	512
Community & regional malls	62	Ground leased	238
(1)	Adjusted for reassessment of store classifications.

Distribution Centers

The following table summarizes key information about each of our distribution centers:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
E-commerce fulfillment centers:
Monroe, Ohio	2001	1,225,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000
Etna, Ohio	Expected 2020	1,300,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

Our executive officers as of February 1, 2020 were as follows:

Name	Age	Position
Michelle Gass	51	Chief Executive Officer
Douglas Howe	59	Chief Merchandising Officer
Jill Timm	46	Senior Executive Vice President, Chief Financial Officer
Marc Chini	61	Senior Executive Vice President, Chief People Officer
Paul Gaffney	53	Senior Executive Vice President, Chief Technology Officer
Greg Revelle	42	Senior Executive Vice President, Chief Marketing Officer

Michelle Gass

Ms. Gass has served as our Chief Executive Officer and as a director since May 2018. Ms. Gass was promoted to CEO-elect in October 2017. She joined the Company in 2013 as Chief Customer Officer and was named Chief Merchandising and Customer Officer in June 2015. Prior to Kohl’s, Ms. Gass spent more than 16 years with Starbucks Corporation holding a variety of leadership roles across marketing, global strategy and merchandising, including President, Starbucks Europe, Middle East and Africa. Prior to Starbucks, Ms. Gass was with Procter and Gamble. Ms. Gass has over 25 years of experience in the retail and consumer goods industries. She is currently a director for PepsiCo Inc., a global food and beverage company. From April 2014 to February 2017, Ms. Gass also served as a director of Cigna Corporation, a global health service company.

Douglas Howe

Mr. Howe has served as Chief Merchandising Officer since May 2018. Prior to joining the Company, he served in several senior leadership roles with Qurate Retail Group, leading QVC’s and HSN’s product leadership as Chief Merchandising Officer from December 2017 to April 2018, Executive Vice President of Merchandising from July 2015 to December 2017, Executive Vice President of Merchandising and Planning from 2010 to July 2015, and Executive Vice President of Strategic Multichannel Planning and Merchandising from 2008 to 2010. Prior to joining QVC in 2001 as Vice President of Merchandising, Fashion and Beauty, Mr. Howe previously served as Executive Vice President of Product Design and Development for Old Navy, as well as Senior Vice President of Strategy, Design and Development for Walmart. Mr. Howe has over 25 years of experience in the retail industry.

Jill Timm

Ms. Timm has served as Senior Executive Vice President and Chief Financial Officer since November 2019.  She served as Executive Vice President, Finance from April 2018 to November 2019.  She served as Senior Vice President, Finance from 2012 to April 2018, Vice President, Finance from 2008 to 2012, Vice President – Financial Planning and Analysis from 2006 to 2008, Director, Financial Reporting from 2004 to 2006, Senior Finance Manager, Financial Reporting from 2003 to 2004, and Finance Manager, Financial Reporting from 2001 to 2003.  Ms. Timm joined the Company as a Senior Analyst in 1999.  Prior to that, she served as Senior Auditor at Arthur Anderson LLP from 1995 to 1999.  Ms. Timm has 20 years of experience in the retail industry.

Marc Chini

Mr. Chini has served as Senior Executive Vice President, Chief People Officer since November 2018. Prior to joining the Company, he served as Executive Vice President, Chief Human Resources Officer of Synchrony Financial from 2013 to November 2018. Previously, Mr. Chini worked for General Electric Company for more than 30 years, including serving as Vice President of Human Resources GE Corporate Staff (2011-2013), Executive Vice President of Human Resources for NBC Universal (2007-2011), Vice President of Human Resources for GE Infrastructure (2005-2006), GE Aviation & Locomotive (2003-2005), and GE Aviation (1998-2003). Prior to beginning his Human Resources career with General Electric in 1984, Mr. Chini served in various Human Resources roles for McGraw-Edison and Liberty Life. Mr. Chini has more than 25 years of Human Resources experience.

Paul Gaffney

Mr. Gaffney has served as Senior Executive Vice President, Chief Technology Officer since September 2019. Prior to Kohl's, Mr. Gaffney served in a number of technology leadership roles, including Chief Technology Officer of Dick’s Sporting Goods from 2017 to September 2019, and Senior Vice President of Information Technology at The Home Depot from 2014 to November 2017. Mr. Gaffney also held the role of President and CEO at Keeps Inc. (Jan 2014 - Aug 2014), AAA of Northern California, Nevada & Utah (2009-2013), and Desktone, Inc. (2006-2009). Mr. Gaffney has more than 25 years of technology experience.

Greg Revelle

Mr. Revelle has served as Senior Executive Vice President, Chief Marketing Officer since April 2018. He joined the Company in April 2017 as Executive Vice President, Chief Marketing Officer. Prior to joining the Company, he served as Executive Vice President, Chief Marketing Officer & General Manager of Financial Services for Best Buy Co., Inc. from November 2014 to March 2017 and Senior Vice President, Chief Marketing Officer & General Manager of E-Commerce at AutoNation from 2012 to November 2014. Prior to that, he worked at Expedia, Inc. as Vice President & General Manager, Worldwide Online Marketing from 2009 to 2012 and Vice President, Corporate Development and Strategy from 2005 to 2009. Before Expedia, Mr. Revelle worked at Credit Suisse as an Investment Banking Analyst. Mr. Revelle has ten years of experience in the online marketing and retail industries. He is currently a director of Cars.com, a digital automotive platform.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

On February 26, 2020, our Board of Directors approved a 5% increase in our dividend to $0.704 per common share. The dividend will be paid on April 1, 2020 to shareholders of record as of March 18, 2020. In 2019, we paid aggregate cash dividends of $423 million.

Holders

As of March 11, 2020, there were approximately 3,600 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and a Peer Group Index that is consistent with the retail peer groups used in the Compensation Discussion & Analysis section of our Proxy Statement for our May 13, 2020 Annual Meeting of Shareholders. The Peer Group Index was calculated by S&P Global, a Standard & Poor’s business and includes Bed, Bath & Beyond Inc.; The Gap, Inc.; J.C. Penney Company, Inc.; L Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; Target Corporation; and The TJX Companies, Inc. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 31, 2015 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Jan 31, 2015	Jan 30, 2016	Jan 28, 2017	Feb 3, 2018	Feb 2, 2019	Feb 1, 2020
Kohl’s Corporation	$100.00	$85.97	$70.45	$120.84	$131.45	$88.62
S&P 500 Index	100.00	99.33	120.06	147.48	147.40	179.17
Peer Group Index	100.00	94.89	88.40	96.52	102.34	125.12

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities from 2017 through 2019 that were not registered under the Securities Act except as otherwise disclosed in our current Report on Form 8-K dated April 23, 2019.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 1, 2020:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
November 3 - November 30, 2019	746,531	$52.29	742,260	$777
December 1, 2019 – January 4, 2020	827,775	49.00	817,811	737
January 5 - February 1, 2020	70,492	50.00	69,869	734
Total	1,644,798	50.53	1,629,940	734

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

(Dollars in Millions, Except per Share and per Square Foot Data)	2019(e)	2018	2017(f)	2016	2015
Net sales
Dollars	$18,885	$19,167	$19,036	$18,636	$19,162
Net sales increase (decrease)	(1.5)%	0.7%	2.1%	(2.7)%	0.9%
Comparable sales (a)	(1.3)%	1.7%	1.5%	(2.4)%	0.7%
Per selling square foot (b)	$229	$231	$229	$224	$228
Total revenue	$19,974	$20,229	$20,084	$19,681	$20,151
Gross margin as a percent of net sales	35.7%	36.4%	36.0%	35.9%	36.0%
Selling, general, and administrative expenses ("SG&A")
Dollars	$5,705	$5,601	$5,501	$5,430	$5,399
As a percent of total revenue	28.6%	27.7%	27.4%	27.6%	26.8%
Operating income
Dollars
Reported (GAAP)	$1,099	$1,361	$1,416	$1,183	$1,553
Adjusted (non-GAAP) (c)	$1,212	$1,465	$1,416	$1,369	$1,553
As a percent of total revenue
Reported (GAAP)	5.5%	6.7%	7.1%	6.0%	7.7%
Adjusted (non-GAAP) (c)	6.1%	7.2%	7.1%	7.0%	7.7%
Net income
Reported (GAAP)	$691	$801	$859	$556	$673
Adjusted (non-GAAP) (c)	$769	$927	$703	$673	$781
Diluted earnings per share
Reported (GAAP)	$4.37	$4.84	$5.12	$3.11	$3.46
Adjusted (non-GAAP) (c)	$4.86	$5.60	$4.19	$3.76	$4.01
Dividends per share	$2.68	$2.44	$2.20	$2.00	$1.80
Balance sheet
Total assets	$14,555	$12,469	$13,389	$13,623	$13,660
Working capital	$1,880	$2,105	$2,671	$2,264	$2,352
Long-term debt	$1,856	$1,861	$2,797	$2,795	$2,792
Finance lease and financing obligations	$1,491	$1,638	$1,717	$1,816	$1,916
Operating lease liabilities	$2,777	$—	$—	$—	$—
Shareholders’ equity	$5,450	$5,527	$5,419	$5,170	$5,484
Cash flow
Net cash provided by operating activities	$1,657	$2,107	$1,691	$2,153	$1,484
Capital expenditures	$855	$578	$672	$768	$690
Free cash flow (d)	$700	$1,403	$881	$1,269	$681
Kohl's store information
Number of stores	1,159	1,159	1,158	1,154	1,164
Total square feet of selling space (in thousands)	82,192	82,620	82,804	82,757	83,810
(a)

Kohl's store sales are included in comparable sales after the store has been open for 12 full months. Digital sales and sales at remodeled and relocated Kohl's stores are included in comparable sales, unless square footage has changed by more than 10%. 2019 compares the 52 weeks ended February 1, 2020 and February 2, 2019. 2018 compares the 52 weeks ended February 2, 2019 and February 3, 2018.

(b)	Net sales per selling square foot includes in-store and digital merchandise sales.
(c)

Pre-tax adjustments include impairments, store closing and other costs of $113 million in 2019, $104 million in 2018, and $186 million in 2016; gain on extinguishment of debt of $9 million in 2019 and debt extinguishment losses of $63 million in 2018 and $169 million in 2015; and tax settlement and reform benefits of $156 million in 2017. See GAAP to non-GAAP reconciliation in Results of Operations.

(d)

Free cash flow is a non-GAAP financial measure that we define as net cash provided by operating activities and proceeds from financing obligations less capital expenditures and capital lease and financing obligation payments. See GAAP to non-GAAP reconciliation in Liquidity and Capital Resources.

(e)	Includes adoption of ASC 842 Leases (“new lease accounting standard”). See Note 3 of the Consolidated Financial Statements.
(f)

Fiscal 2017 was a 53-week year. The impact of the 53rd week is approximated as follows: net sales were $170 million; other revenues were $10 million; SG&A was $40 million; interest was $3 million; net income was $15 million; and diluted earnings per share were approximately $0.10.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

As of February 1, 2020, we operated 1,159 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2019 included:

•	Net sales decreased 1.5% to $18.9 billion reflecting a 1.3% decrease in our comparable sales which was primarily driven by lower average transaction value.
•	Gross margin as a percentage of net sales decreased 64 basis points due to increased promotional markdowns, mix of business, and higher shipping costs resulting from digital sales growth.
•

Selling, general and administrative expenses ("SG&A") as a percentage of total revenue increased 88 basis points. The increase was primarily driven by an increase in store expenses related to the significant number of brand launches, wage rate pressures, costs to support the full rollout of the Amazon Returns program, and the adoption of the new lease accounting standard which resulted in higher rent expense.

•	Net income on a GAAP basis was $691 million, or $4.37 per diluted share.
•	On an adjusted non-GAAP basis, our net income was $769 million, or $4.86 per diluted share.
•	As described in Note 3 of the Consolidated Financial Statements, we adopted ASC 842 Leases (“new lease accounting standard”) in 2019 and prior periods were not restated.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results, how we define comparable sales, and a reconciliation of GAAP to Adjusted net income and diluted earnings per share.

Results of Operations

Net Sales

Net sales includes revenue from the sale of merchandise, net of expected returns and shipping revenue.

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

We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

Comparable sales is a meaningful metric in evaluating our performance of ongoing operations period over period. Comparable sales and digital penetration measures vary across the retail industry. As a result, our comparable sales calculation and digital penetration are non-GAAP measures that may not be consistent with the similarly titled measures reported by other companies.

The following graph summarizes net sales dollars and comparable sales (Dollars in Millions):

2019 compared to 2018

Net sales decreased $282 million, or 1.5% to $18.9 billion for 2019.

•	The decrease was primarily due to a 1.3% decrease in comparable sales driven by a decrease in average transaction value.
•	By line of business, Children’s, Men’s, Accessories, and Footwear outperformed the Company average. Home and Women’s underperformed the Company average.
•	Active continued to be a key strategic initiative that contributed to our sales growth in 2019.
•	Geographically, the Midwest, Mid-Atlantic, and Northeast outperformed the Company.
•	Digital sales had a low double digits percentage increase in 2019. Digital penetration represented 24% of net sales in 2019.

2018 compared to 2017

Net sales increased $131 million, or 0.7%, to $19.2 billion for 2018.

•	The increase was primarily due to a 1.7% increase in comparable sales driven by an increase in average transaction values, partially offset by $170 million of sales in the 53rd week of 2017.
•	By line of business, Men’s, Children’s, and Footwear were the strongest categories. Home and Women’s also reported positive comparable sales. Accessories was slightly negative.
•	Geographically, all regions reported higher comparable sales in 2018.
•	Digital sales had a low double digits percentage increase in 2018. Digital penetration represented 21% of net sales in 2018.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue (Dollars in Millions):

Other revenue increased $27 million in 2019 and $14 million in 2018. The increase in 2019 was due to higher credit card revenue.  The increase in 2018 was due to higher credit card revenue, third-party advertising on our website, and breakage.

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

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales (Dollars in Millions):

Gross margin is calculated as net sales less cost of merchandise sold. Gross margin as a percent of net sales decreased 64 basis points in 2019 and increased 32 basis points in 2018. The decrease in 2019 was driven by higher shipping costs resulting from digital growth, an increase in promotional markdowns, and mix of business. The increase in 2018 was driven by effective inventory management that contributed to fewer permanent and promotional markdowns, partially offset by higher shipping costs resulting from digital growth.

Selling, General, and Administrative Expenses

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

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase, and decrease as sales decrease. We measure both the change in these variable expenses and the expense as a percent of revenue. If the expense as a percent of revenue decreased from the prior year, the expense "leveraged". If the expense as a percent of revenue increased over the prior year, the expense "deleveraged".

The following graph summarizes the increases and (decreases) in SG&A by expense type (Dollars in Millions) between 2018 and 2019:

SG&A increased $104 million, or 1.9%, to $5.7 billion for 2019. As a percentage of revenue, SG&A deleveraged by 88 basis points.

The increase in store expenses reflects higher rent expense, primarily due to the new lease accounting standard, costs related to brand launches, the Amazon Returns program, and wage pressure. Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $350 million for 2019. This increased $38 million due to higher transportation and payroll costs at our E-Commerce fulfillment centers driven by growth in digital sales. Marketing costs reflect higher digital and broadcast spend. Technology costs increased as we continue to invest in our business. Expenses from our credit card operations decreased due to savings in payroll and operating costs. Corporate and other expenses decreased due to lower general corporate costs and incentives.

The following graph summarizes the increases and (decreases) in SG&A by expense type (Dollars in Millions) between 2017 and 2018:

SG&A increased $100 million, or 1.8%, to $5.6 billion for 2018. The increase was net of approximately $40 million of incremental expense in 2017 due to the 53rd week in the fiscal 2017 calendar. As a percentage of revenue, SG&A deleveraged by 30 basis points.

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

Other Expenses

(Dollars in Millions)	2019	2018	2017
Depreciation and amortization	$917	$964	$991
Impairments, store closing and other costs	113	104	—
Interest expense, net	207	256	299
(Gain) loss on extinguishment of debt	(9)	63	—

The changes in depreciation and amortization reflect the net impact of lower depreciation due to the maturing of our stores and the impact of the new lease accounting standard in 2019, offset by higher amortization due to investments in technology, higher depreciation from our fifth E-Commerce fulfillment center which opened in 2017, and a $22 million write-off in 2017 of information technology projects that no longer fit into our strategic and cloud migration plans.

Impairments, store closing, and other costs in 2019 include $52 million of asset impairment charges related to the closure of four Kohl’s stores and four Off-Aisle clearance centers, $30 million in severance, which includes our corporate restructuring effort along with the execution of a voluntary role reduction program, $10 million related to brand exits, and a $21 million impairment related to technology projects that no longer align with our strategic plans. Impairments, store closing, and other costs in 2018 included the following expenses related to closing four stores, consolidating call center locations which supported both Kohl’s charge and online customers, a voluntary retirement program, and the impairment of certain assets:

(Dollars in Millions)	2019	2018	2017
Severance, early retirement and other	$40	$32	$—
Impairments:
Buildings and other store assets	52	36	—
Intangible and other assets	21	36	—
Impairments, store closings and other costs	$113	$104	$—

Interest expense, net decreased in 2019 due primarily to the benefits of debt reductions in 2018 and adoption of the new lease accounting standard in the first quarter of 2019. The decrease in interest expense in 2018 was driven by the benefits of debt reductions in 2018. Higher interest income due to higher yields and investment balances and lower interest on finance leases as the portfolio matures also contributed to the decrease in 2018.

Gain on extinguishment of debt of $9 million in 2019 resulted from the purchase of leased equipment that was accounted for as a financing obligation. Loss on the extinguishment of debt of $63 million in 2018 resulted from a $413 million make-whole call and a $500 million cash tender offer in 2018.

Income Taxes

(Dollars in Millions)	2019	2018	2017
Provision for income taxes	$210	$241	$258
Effective tax rate	23.3%	23.2%	23.1%

Our effective tax rates in 2019 and 2018 include the full year benefit of the decrease in the corporate rate. For 2017, the reduction in the tax rate was prorated, resulting in a statutory federal tax rate of 33.7%. In 2017, we recorded a total tax benefit of $136 million related to the federal tax rate reduction and the re-measurement of our deferred tax assets and liabilities as well as a $20 million benefit from the settlement of a significant state tax dispute. These items reduced our 2017 effective tax rate by 10.9 percentage points.

Adjusted Net Income and Earnings per Diluted Share

(Dollars in Millions, Except per Share Data)	Income before Taxes	Net Income	Earnings per Diluted Share
2019
GAAP	$901	$691	$4.37
Impairments, store closing, and other costs	113	85	0.53
(Gain) on extinguishment of debt	(9)	(7)	(0.04)
Adjusted (non-GAAP)	$1,005	$769	$4.86
2018
GAAP	$1,042	$801	$4.84
Impairments, store closing, and other costs	104	78	0.47
Loss on extinguishment of debt	63	48	0.29
Adjusted (non-GAAP)	$1,209	$927	$5.60
2017
GAAP	$1,117	$859	$5.12
Federal tax reform benefits	—	(136)	(0.81)
State tax settlement	—	(20)	(0.12)
Adjusted (non-GAAP)	$1,117	$703	$4.19

We believe adjusted results are useful because they provide enhanced visibility into our results for the periods excluding the impact of certain items such as those included in the table above. However, these non-GAAP financial measures are not intended to replace GAAP measures.

Inflation

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher wages, and by costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other costs of running our business • Capital expenditures • Inventory • Share repurchases • Dividend payments • Debt reduction	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The following table includes cash balances and changes:

(Dollars in Millions)	2019	2018	2017
Cash and cash equivalents	$723	$934	$1,308
Net cash provided by (used in):
Operating activities	$1,657	$2,107	$1,691
Investing activities	(837)	(572)	(649)
Financing activities	(1,031)	(1,909)	(808)
Free cash flow (a)	$700	$1,403	$881
(a)	Non-GAAP financial measure

Operating Activities

Operating activities generated cash of $1.7 billion in 2019 compared to cash of $2.1 billion in 2018. The decrease was primarily attributable to lower net income and changes in accrued and other operating liabilities.

Net cash provided by Operating activities increased $416 million to $2.1 billion in 2018. The increase was primarily attributable to changes in accounts payable and other operating assets and liabilities.

Investing Activities

Net cash used in Investing activities increased $265 million to $837 million in 2019. The increase was primarily due to the investments in our sixth E-commerce fulfillment center, store strategies that include new stores and capital improvements to existing stores, and technology investments.

Net cash used in Investing activities decreased $77 million to $572 million in 2018. The decrease was primarily due to the timing of technology spending.

The following chart summarizes capital expenditures by major category:

Financing Activities

Financing activities used cash of $1.0 billion in 2019 compared to $1.9 billion in 2018. The reduction was primarily due to debt reductions in 2018 not repeated in 2019.

We paid cash for treasury stock purchases of $470 million in 2019 and $396 million in 2018. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price and other factors.

We paid cash dividends of $423 million ($2.68 per share) in 2019, as detailed below, and $400 million ($2.44 per share) in 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Declaration date	February 27	May 15	August 13	November 13
Record date	March 20	June 12	September 11	December 11
Payment date	April 3	June 26	September 25	December 24
Amount per common share	$0.67	$0.67	$0.67	$0.67

We used cash to repurchase $6 million of debt on the open market in 2019. We used cash to repurchase $530 million of debt pursuant to a tender offer on the open market and on a $413 million make-whole provision in 2018. We may again seek to retire or purchase our outstanding debt through open market cash purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

As of February 1, 2020, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB	BBB

Free Cash Flow

We generated $700 million of free cash flow for 2019 compared to $1.4 billion in 2018. The decrease is primarily the result of a reduction in net income, changes in operating assets and liabilities, and increased capital expenditures due to investments in our sixth E-commerce fulfillment center, store strategies that include new stores and capital improvements to existing stores, and technology investments. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and finance lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and net cash provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure):

(Dollars in Millions)	2019	2018	2017
Net cash provided by operating activities	$1,657	$2,107	$1,691
Acquisition of property and equipment	(855)	(578)	(672)
Finance lease and financing obligation payments	(113)	(126)	(138)
Proceeds from financing obligations	11	—	—
Free cash flow	$700	$1,403	$881

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	2019	2018
Working capital	$1,880	$2,105
Current ratio	1.68	1.77

The decreases in our working capital and current ratio are primarily due to lower cash balances as a result of capital expenditures, share repurchases and dividends.

Return on Investment Ratios

The following table provides additional measures of our return on investments:

	2019	2018	2017
Return on gross investment ("ROI") (a)	12.8%	13.4%	14.0%
Adjusted ROI (a)	13.4%	14.0%	14.0%

(a)Non-GAAP financial measures

Changes in earnings and the adoption of the new lease accounting standard drove changes in our return on investment ratios. The lease accounting standard impacted the ROI positively by approximately 60 bps.

We believe that ROI is a useful financial measure in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) divided by average gross investment. EBITDAR is a useful non-GAAP measure that excludes items that are non-operating in nature and focuses on items that are key to our operating performance. Our ROI calculation may not be comparable to similarly titled measures reported by other companies. ROI should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures. Return on investment ratios that are adjusted for certain items are useful financial measures because they illustrate the impact of these items on each metric. See the key financial ratio calculations below for our ROI and Adjusted ROI calculations.

Capital Structure Ratio

The following table provides an additional measure of our capital structure:

	2019	2018
Adjusted debt to adjusted EBITDAR (a)	2.51	2.16

(a)Non-GAAP financial measure

The increase in our Adjusted debt to adjusted EBITDAR ratio is primarily due to lower operating income.

Adjusted debt to adjusted EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by adjusted EBITDAR. We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain a ratio that demonstrates our commitment to an investment grade rating and allows us to operate with an efficient capital structure for our size, growth plans and industry. Our adjusted debt to adjusted EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted debt to adjusted EBITDAR should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures. See the key financial ratio calculations section below for our adjusted debt to adjusted EBITDAR calculation.

Our debt agreements contain various covenants including limitations on additional indebtedness and a maximum permitted debt ratio. As of February 1, 2020, we were in compliance with all debt covenants and expect to remain in compliance during 2020. See the key financial ratio calculations section below for our debt covenant calculation.

Key Financial Ratio Calculations

The following table includes our ROI calculation. All ratios are non-GAAP financial measures:

(Dollars in Millions)	2019	2018	2017
Operating income	$1,099	$1,361	$1,416
Depreciation and amortization	917	964	991
Rent expense	314	301	293
EBITDAR	2,330	2,626	2,700
Impairments, store closing and other costs	113	104	—
Adjusted EBITDAR	$2,443	$2,730	$2,700
Average: (a)
Total assets	$14,802	$13,161	$13,467
Cash equivalents and long-term investments (b)	(393)	(753)	(629)
Other assets	(31)	(33)	(32)
Accumulated depreciation and amortization	6,854	7,812	7,217
Accounts payable	(1,495)	(1,580)	(1,548)
Accrued liabilities	(1,264)	(1,235)	(1,213)
Other long-term liabilities	(231)	(658)	(674)
Capitalized rent (c)	—	2,831	2,767
Gross investment (“AGI”)	$18,242	$19,545	$19,355
ROI (d)	12.8%	13.4%	14.0%
Adjusted ROI (d)	13.4%	14.0%	14.0%
(a)	Represents average of five most recent quarter-end balances. For 2019, fourth quarter 2018 balances were adjusted to reflect the impact of the new lease accounting standard.
(b)	Represents excess cash not required for operations.
(c)

Represents ten times store rent and five times equipment/other rent. This is not applicable in 2019 as operating leases are now recorded on the balance sheet due to the adoption of the new lease accounting standard.

(d)	EBITDAR or adjusted EBITDAR, as applicable, divided by gross investment.

The following table includes our adjusted debt to adjusted EBITDAR calculation:

(Dollars in Millions)	2019	2018
Finance lease and financing obligations	$1,491	$1,638
Long-term debt	1,856	1,861
Total debt	$3,347	$3,499
Operating leases	2,777	—
Rent x 8	—	2,408
Adjusted debt	$6,124	$5,907
Operating income	$1,099	$1,361
Depreciation and amortization	917	964
Rent expense	314	301
EBITDAR	2,330	2,626
Impairments, store closing and other costs	113	104
Adjusted EBITDAR	$2,443	$2,730
Adjusted debt to adjusted EBITDAR	2.51	2.16

The following table includes our debt ratio calculation, as defined by our debt agreements:

(Dollars in Millions)	2019
Included Indebtedness
Consolidated indebtedness	$3,358
Permitted exclusions for L/C obligations	—
Permitted exclusions for unamortized debt discount	(2)
Subtotal	3,356
Capitalized amount of operating leases	2,777
Included indebtedness	$6,133
Debt Compliance EBITDAR
Net income	$691
Impairments, store closing and other costs	113
Interest charges	207
Income taxes (foreign and domestic)	210
Depreciation and amortization	917
Other non-cash expenses reducing net income	67
Subtotal	2,205
Non-cash items increasing net income	(6)
Gains on extinguishment of debt	(9)
Capital gains from the disposition of fixed assets	(2)
Subtotal	2,188
Consolidated lease expense	314
Consolidated EBITDAR	$2,502
Debt ratio (a)	2.45
Maximum permitted debt ratio	3.75
(a)	Included Indebtedness divided by Consolidated EBITDAR

Contractual Obligations

Our contractual obligations as of February 1, 2020 were as follows:

	Maturing in:
(Dollars in Millions)	Total	2020	2021 and 2022	2023 and 2024	2025 and after
Recorded contractual obligations:
Outstanding long-term debt	$1,867	$—	$—	$534	$1,333
Finance lease and financing obligations	1,266	117	205	148	796
Operating leases (a)	2,777	152	317	272	2,036
Other (b)	11	7	4	—	—
	5,921	276	526	954	4,165
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,079	90	179	153	657
Finance lease and financing obligations	1,737	133	241	212	1,151
Operating leases (a)	2,063	151	277	245	1,390
Other (b)	817	306	332	146	33
	5,696	680	1,029	756	3,231
Total	$11,617	$956	$1,555	$1,710	$7,396
(a)

Our leases typically require that we pay taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $189 million for 2019, $183 million for 2018, and $184 million for 2017. The lease term includes cancelable option periods which are reasonably certain to be exercised.

(b)	Other includes royalties, legally binding minimum lease and interest payments for stores opening in 2020 or later, as well as payments associated with technology, marketing, and donation agreements.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2019.

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

Inventory shrinkage is estimated as a percent of sales for the period between the last physical inventory count and the balance sheet date. Shrink is the difference between the recorded amount of inventory and the physical inventory. We perform an annual physical inventory count at the majority of our stores, E-Commerce fulfillment centers, and distribution centers. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable.

Vendor Allowances

We frequently receive allowances from our vendors for markdowns that we have taken in order to sell the vendor’s merchandise and/or to support gross margins earned on those sales. This markdown support generally relates to sold inventory or permanent markdowns and, accordingly, is reflected as a reduction to cost of merchandise sold. Markdown support related to merchandise that has not yet been sold is recorded in inventory.

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

Identifying impaired assets and quantifying the related impairment loss, if any, requires significant estimates by management. The most significant of these estimates is the cash flow expected to result from the use and eventual disposition of the asset. When determining the stream of projected future cash flows associated with an individual store, management estimates future store performance including sales, gross margin, and controllable expenses, such as store payroll and occupancy expense. Projected cash flows must be estimated for future periods throughout the remaining life of the property, which may be as many as 40 years in the future. The accuracy of these estimates will be impacted by a number of factors including general economic conditions, changes in competitive landscape and our ability to effectively manage the operations of the store. We recorded impairments of $73 million in 2019 and $72 million in 2018 in Impairments, store closing and other costs.

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

Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred tax assets, tax reserves or income tax expense. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. Income taxes are further described in Note 5 of the Consolidated Financial Statements.

Leases

Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management.   Application of these accounting rules and assumptions made by management will determine if we are considered the owner for accounting purposes or whether the lease is accounted for as a finance or operating lease.

The following are significant estimates used by management in accounting for real estate and other leases:

•

Accounting lease term—Our accounting lease term includes all noncancelable periods and renewal periods that are reasonably assured of being exercised. Typically, renewal options are considered reasonably assured of being exercised if we have made significant leasehold improvements that would exceed the initial or renewal lease term and the cash flow performance of the store remains strong.  The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease.

•

Incremental borrowing rate—The incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate is used in determining whether the lease is accounted for as an operating lease or a finance lease.

•

Fair market value of leased asset—The fair market value of leased retail property is generally estimated based on comparable market data as provided by third-party appraisers or consideration received from the landlord. Fair market value is used in determining whether the lease is accounted for as an operating lease or a finance lease.

Leases are further described in Note 3 of the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2019 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

We share in the net risk-adjusted revenue of the Kohl’s credit card portfolio as defined by the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. We also share the costs of funding the outstanding receivables as interest rates exceed defined rates. As a result, our share of profits from the credit card portfolio may be negatively impacted by increases in interest rates. The reduced profitability, if any, will be impacted by various factors, including our ability to pass higher funding costs on to the credit card holders and the outstanding receivable balance, and cannot be reasonably estimated at this time.

Item 8. Financial Statements and Supplementary Data

Schedules have been omitted as they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the “Company“) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, changes in shareholders’ equity and cash flows, for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2020 expressed an unqualified opinion thereon.

Adoption of ASC 842 Leases

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended February 1, 2020 due to the adoption of ASC 842 Leases.  See below for discussion of our related critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of New Leases Standard
Description of the Critical Audit Matter

As discussed above, on February 3, 2019, the Company adopted ASC 842 Leases (ASC 842). Among other things, the new standard requires the Company to recognize a right of use asset and a lease liability on the balance sheet for leases.  It also changes the presentation and timing of lease-related expenses. As discussed in Note 3 of the consolidated financial statements, the adoption of ASC 842 resulted in an increase to its assets of $2.24 billion, an increase in its liabilities of $2.15 billion and an increase to retained earnings of $88 million. The impact to net income for the fiscal year ended February 1, 2020 is immaterial.

Auditing management’s adoption of ASC 842 was complex and judgmental due to the number of leased assets, unique terms across the lease population and overall materiality of its leased assets.  In addition, the calculation of the right of use asset and lease liability includes estimations of the Company’s incremental borrowing rate (IBR), which can have a material impact on the recorded amounts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over management’s evaluation of the completeness and accuracy of the lease population, calculation of the transition adjustment, development of the accounting policies, and evaluation of disclosure requirements related to ASC 842.

To test the right of use assets and lease liabilities recorded by the Company upon adoption of ASC 842 our audit procedures included, among others, testing the completeness of the lease population where we obtained and inspected management surveys which were provided to each business unit to identify whether all leases were included in the lease population and evaluated the results.  In addition, we obtained and inspected the detail of service contracts that management evaluated for potential inclusion as leases.  We tested the Company’s calculation of its right of use assets and lease liabilities and compared the data (e.g., the term of the contract at inception or modification, the remaining term of the contract including reasonably certain renewal periods as of the evaluation date and the remaining minimum rental payments as of the evaluation date) to the underlying contracts. We recalculated the transition adjustments for a sample of leases based on the relevant practical expedients selected by the Company.  We evaluated the key assumptions used by management to determine its right of use assets and lease liabilities, which included evaluating the methodology used to calculate the secured incremental borrowing rate and testing the IBR calculation.

We tested the data used in the calculation of the transition adjustment by agreeing inputs to source documents and performed procedures to test whether the transition adjustment was calculated in accordance with ASC 842. We reviewed the Company’s disclosures for appropriateness and compared amounts disclosed to management’s underlying support.

Merchandise Inventories
Description of the Critical Audit Matter

At February 1, 2020, the Company’s merchandise inventories balance was $3.5 billion.  As described in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”).  Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory.  RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM results in inventory valued at lower of cost or market since permanent markdowns are taken as a reduction to the retail value of inventories.

The calculation of inventory under RIM includes a number of inputs including the retail value of inventory and adjustments to inventory costs such as markdown allowances, shrinkage, volume rebates and permanent markdowns.  As a result of the number of inputs, the relatively higher level of automation impacting the inventory process, and the involvement of multiple software applications used to capture the high volume of transactions processed by the Company, auditing inventory requires extensive audit effort. In addition, the inventory process is supported by a number of automated and IT dependent controls that elevate the importance of the IT general controls that support the underlying software applications including those developed by the Company.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory process, including the RIM calculation and underlying IT general controls, and controls over the data transfers between applications.

Our substantive audit procedures included, among others, evaluating the key inputs into the RIM calculation, including purchases, sales, shrinkage, vendor allowances and markdowns. Our testing included agreeing data back to source information including third party vendor invoices, third party inventory count information, and cash receipts.  We also performed analytical procedures including margin analysis, analytics with respect to key inventory metrics such as shrinkage, turns and store inventory in conjunction with analysis related to markdowns and purchase price adjustments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.

Milwaukee, Wisconsin

March 18, 2020

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$723	$934
Merchandise inventories	3,537	3,475
Other	389	426
Total current assets	4,649	4,835
Property and equipment, net	7,352	7,428
Operating leases	2,391	—
Other assets	163	206
Total assets	$14,555	$12,469

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,206	$1,187
Accrued liabilities	1,233	1,364
Income taxes payable	48	64
Current portion of:
Finance lease and financing obligations	124	115
Operating leases	158	—
Total current liabilities	2,769	2,730
Long-term debt	1,856	1,861
Finance lease and financing obligations	1,367	1,523
Operating leases	2,619	—
Deferred income taxes	260	184
Other long-term liabilities	234	644
Shareholders’ equity:
Common stock - 375 and 374 million shares issued	4	4
Paid-in capital	3,272	3,204
Treasury stock, at cost, 219 and 211 million shares	(11,571)	(11,076)
Retained earnings	13,745	13,395
Total shareholders’ equity	$5,450	$5,527
Total liabilities and shareholders’ equity	$14,555	$12,469

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions, Except per Share Data)	2019	2018	2017
Net sales	$18,885	$19,167	$19,036
Other revenue	1,089	1,062	1,048
Total revenue	19,974	20,229	20,084
Cost of merchandise sold	12,140	12,199	12,176
Operating expenses:
Selling, general and administrative	5,705	5,601	5,501
Depreciation and amortization	917	964	991
Impairments, store closing and other costs	113	104	—
Operating income	1,099	1,361	1,416
Interest expense, net	207	256	299
(Gain) loss on extinguishment of debt	(9)	63	—
Income before income taxes	901	1,042	1,117
Provision for income taxes	210	241	258
Net income	$691	$801	$859
Net income per share:
Basic	$4.39	$4.88	$5.14
Diluted	$4.37	$4.84	$5.12

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	2019	2018	2017
Common stock
Balance, beginning of period	$4	$4	$4
Stock options and awards	—	—	—
Balance, end of period	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,204	$3,078	$3,003
Stock options and awards	68	126	75
Balance, end of period	$3,272	$3,204	$3,078

Treasury stock
Balance, beginning of period	$(11,076)	$(10,651)	$(10,338)
Treasury stock purchases	(470)	(396)	(306)
Stock options and awards	(31)	(34)	(14)
Dividends paid	6	5	7
Balance, end of period	$(11,571)	$(11,076)	$(10,651)

Accumulated other comprehensive loss (a)
Balance, beginning of period	$—	$(11)	$(14)
Other comprehensive income	—	11	3
Balance, end of period	$—	$—	$(11)

Retained earnings
Balance, beginning of period	$13,395	$12,999	$12,515
Change in accounting standard (b)	88	—	—
Net earnings	691	801	859
Dividends paid	(429)	(405)	(375)
Balance, end of period	$13,745	$13,395	$12,999

Total shareholders' equity, end of period	$5,450	$5,527	$5,419

Common stock
Shares, beginning of period	374	373	371
Stock options and awards	1	1	2
Shares, end of period	375	374	373
Treasury stock
Shares, beginning of period	(211)	(205)	(197)
Treasury stock purchases	(8)	(6)	(8)
Shares, end of period	(219)	(211)	(205)
Total shares outstanding, end of period	156	163	168

Dividends paid per common share	$2.68	$2.44	$2.20
(a)

Includes loss on interest rate derivative and reclassification adjustment for interest expense included in net income. Tax effects of interest rate derivatives were $1 million in 2018 and $2 million in 2017.

(b)	Adoption of new lease accounting standard in 2019, refer to Note 3.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2019	2018	2017
Operating activities
Net income	$691	$801	$859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	917	964	991
Share-based compensation	56	87	55
Deferred income taxes	51	(31)	(61)
Impairments, store closing and other costs	64	72	—
(Gain) loss on extinguishment of debt	(9)	63	—
Non-cash lease expense	150	—	—
Other non-cash expense	11	18	2
Changes in operating assets and liabilities:
Merchandise inventories	(51)	79	264
Other current and long-term assets	24	72	(81)
Accounts payable	19	(84)	(236)
Accrued and other long-term liabilities	(117)	67	(52)
Income taxes	7	(1)	(50)
Operating lease liabilities	(156)	—	—
Net cash provided by operating activities	1,657	2,107	1,691
Investing activities
Acquisition of property and equipment	(855)	(578)	(672)
Other	18	6	23
Net cash used in investing activities	(837)	(572)	(649)
Financing activities
Treasury stock purchases	(470)	(396)	(306)
Shares withheld for taxes on vested restricted shares	(31)	(34)	(14)
Dividends paid	(423)	(400)	(368)
Reduction of long-term borrowing	(6)	(943)	—
Premium paid on redemption of debt	—	(46)	—
Finance lease and financing obligation payments	(113)	(126)	(138)
Proceeds from stock option exercises	1	36	18
Proceeds from financing obligations	11	—	—
Net cash used in financing activities	(1,031)	(1,909)	(808)
Net (decrease) increase in cash and cash equivalents	(211)	(374)	234
Cash and cash equivalents at beginning of period	934	1,308	1,074
Cash and cash equivalents at end of period	$723	$934	$1,308
Supplemental information
Interest paid, net of capitalized interest	$193	$282	$297
Income taxes paid	172	308	272
Property and equipment acquired through:
Finance lease liabilities	236	37	30
Operating lease liabilities	106	—	—
Financing obligations	—	4	12

See accompanying Notes to Consolidated Financial Statements

1. Business and Summary of Accounting Policies

Business

As of February 1, 2020, we operated 1,159 stores, a website (www.Kohls.com) and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

Our authorized capital stock consists of 800 million shares of $0.01 par value common stock and 10 million shares of $0.01 par value preferred stock.

Consolidation

The consolidated financial statements include the accounts of Kohl’s Corporation and its subsidiaries including Kohl’s, Inc., its primary operating company. All intercompany accounts and transactions have been eliminated.

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal year	Ended	Number of Weeks
2019	February 1, 2020	52
2018	February 2, 2019	52
2017	February 3, 2018	53

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $87 million at February 1, 2020 and $89 million at February 2, 2019.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using RIM. Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. We would record an additional reserve if the future estimated selling price is less than cost.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	Feb 1, 2020	Feb 2, 2019
Land	$1,107	$1,110
Buildings and improvements:
Owned	7,869	8,048
Leased	867	1,816
Fixtures and equipment	1,426	1,489
Information technology	2,806	2,628
Construction in progress	279	299
Total property and equipment, at cost	14,354	15,390
Less accumulated depreciation and amortization	(7,002)	(7,962)
Property and equipment, net	$7,352	$7,428

Construction in progress includes property and equipment which is not ready for its intended use.

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leased property and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less.  As of February 1, 2020, we had assets held for sale of $24 million. Leases are further described in Note 3 of the Consolidated Financial Statements.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	5-40 years
Fixtures and equipment	3-15 years
Information technology	3-8 years

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. We recorded impairments of $73 million in 2019 and $72 million in 2018 in Impairments, store closing and other costs.

Restructure Reserve

The following table summarizes changes in the restructure reserve during 2019:

(Dollars in Millions)	Severance
Balance - February 2, 2019	$31
Payments and reversals	(34)
Additions	30
Balance - February 1, 2020	$27

Charges related to corporate restructuring efforts are recorded in Impairments, store closing and other costs.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	Feb 1, 2020	Feb 2, 2019
Gift cards and merchandise return cards	$334	$330
Sales, property and use taxes	182	160
Payroll and related fringe benefits	101	154
Credit card liabilities	84	122
Accrued capital	104	117
Other	428	481
Accrued liabilities	$1,233	$1,364

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

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $79 million as of February 1, 2020 and $68 million as of February 2, 2019.

For property losses we are subject to a $5 million self-insured retention (“SIR”). Maintenance deductibles (retained amount) apply in addition to the SIR as follows: for catastrophic claims such as earthquakes, floods and windstorms, the maintenance deductible varies from 2-5% of the insurance claim. Similarly, for other standard claims, such as fire and building damages, the maintenance deductible of $250,000 applies per occurrence for the property loss. All maintenance deductibles erode the $5 million SIR. Once the SIR is incurred the maintenance deductibles apply.

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

The following table summarizes net sales by line of business:

(Dollars in Millions)	2019	2018 (1)	2017 (1)
Women's	$5,289	$5,436	$5,436
Men's	4,072	4,075	3,994
Home	3,579	3,675	3,660
Children's	2,437	2,436	2,404
Footwear	1,822	1,846	1,820
Accessories	1,686	1,699	1,722
Net Sales	$18,885	$19,167	$19,036

(1)	Certain businesses do not agree to previously reported amounts due to changes in category classification.

We maintain various rewards programs whereby customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar-off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed. Sales are recorded net of returns. At the end of each reporting period, we record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period. Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. Unredeemed gift card and merchandise return card liabilities totaled $334 million as of February 1, 2020 and $330 million as of February 2, 2019. Revenue of $189 million was recognized during 2019 from the February 1, 2019 balance.

Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue consists primarily of revenue from our credit card operations, unredeemed gift cards and merchandise return cards (breakage), and other non-merchandise revenues.

Revenue from credit card operations includes our share of the finance charges and interest fees, less charge-offs of the Kohl’s credit card pursuant to the Private Label Credit Card Program Agreement. Expenses related to our credit card operations are reported in SG&A.

Revenue from unredeemed gift cards and merchandise return cards (breakage) is recorded in proportion and over the time period the cards are actually redeemed.

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

Current assets and liabilities are reported at cost, which approximates fair value. Cash and cash equivalents are classified as Level 1 as carrying value approximates fair value because maturities are less than three months.

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2019	2018	2017
Gross marketing costs	$1,156	$1,133	$1,124
Vendor allowances	(130)	(143)	(138)
Net marketing costs	$1,026	$990	$986
Net marketing costs as a percent of total revenue	5.1%	4.9%	4.9%

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

The information required to compute basic and diluted net income per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2019	2018	2017
Numerator—net income	$691	$801	$859
Denominator—weighted average shares
Basic	157	164	167
Impact of dilutive share-based awards	1	1	1
Diluted	158	165	168
Anti-dilutive shares/warrants	1	—	2
Net income per share:
Basic	$4.39	$4.88	$5.14
Diluted	$4.37	$4.84	$5.12

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

We are evaluating the impact of the new standard and consider it to be generally consistent with our current accounting for cloud computing arrangements. We do not expect adoption will have a material impact on our financial statements.

Current Expected Credit Losses (ASU 2016-13) Issued June 2016 Effective Q1 2020

Under the new standard, credit losses for financial assets measured at amortized cost should be determined based on the total current expected credit losses over the life of the financial asset or group of financial assets.

The amendments will be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption as required.

We are evaluating the impact of the new standard, but believe it will not have a material impact on our financial statements. We do not expect revenue from our credit card operation will be materially impacted by the adoption of this standard.

Income Taxes (ASU 2019-12) Issued December 2019 Effective Q1 2021	The new standard is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles as outlined in U.S. GAAP.	We are evaluating the impact of the new standard on our financial statements.

g

2. Debt

Long-term debt includes the following unsecured senior debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Feb 1, 2020	Feb 2, 2019
2023	3.25%	3.25%	$350	$350
2023	4.78%	4.75%	184	184
2025	4.25%	4.25%	650	650
2029	7.36%	7.25%	42	42
2033	6.05%	6.00%	113	113
2037	6.89%	6.88%	101	101
2045	5.57%	5.55%	427	433
Outstanding long-term debt			1,867	1,873
Unamortized debt discounts and deferred financing costs			(11)	(12)
Long-term debt			$1,856	$1,861
Effective interest rate			4.74%	4.74%

The estimated fair value of our long-term debt was $2.0 billion at February 1, 2020 and $1.8 billion at February 2, 2019, and would be classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges.

In 2019, we amended and extended our existing credit facility with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in July 2024. No amounts were outstanding on the credit facility at February 2, 2020 or February 1, 2019. We also reduced our outstanding debt by $6 million through repurchases of our notes on the open market.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of February 1, 2020, we were in compliance with all covenants of the various debt agreements.

We also had outstanding trade letters of credit totaling approximately $50 million at February 1, 2020 issued under uncommitted lines with two banks.

3. Leases

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

(a)

The reductions are primarily due to historical failed sale-leaseback and build-to-suit arrangements where we were deemed the owner for accounting purposes. In accordance with ASC 842 transition provisions, they became operating or finance leases.

(b)	The increases include land and other operating leases which were not previously recorded on our balance sheet or were previously recorded as financing obligations.

(c)	The reductions are primarily due to the reclassification of lease-related assets and liabilities such as straight-line rent and reserves for closed stores to operating lease assets and liabilities.

(d)

The cumulative effect of lease adjustments, net of the deferred tax impact, was recorded as an adjustment to retained earnings. In addition, retained earnings includes a $26 million lease impairment charge.

These adjustments represent non-cash activities for Statement of Cash Flow purposes.

The adoption of the new lease accounting standard did not have a material impact on our net income.

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

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheet		February 1, 2020
(Dollars in Millions)	Classification
Assets
Operating leases	Operating leases	$2,391
Finance leases	Property and equipment, net	672
Total operating and finance leases		3,063
Liabilities
Current
Operating leases	Current portion of operating leases	158
Finance leases	Current portion of finance lease and financing obligations	88
Noncurrent
Operating leases	Operating leases	2,619
Finance leases	Finance lease and financing obligations	877
Total operating and finance leases		$3,742

Consolidated Statement of Income		2019
(Dollars in Millions)	Classification
Operating leases	Selling, general, and administrative	$314
Finance leases
Amortization of leased assets	Depreciation and amortization	72
Interest on lease liabilities	Interest expense, net	98
Total operating and finance leases		$484

Rent expense charged to operations was $301 million for 2018 and $293 million for 2017.

Consolidated Statement of Cash Flows	2019
(Dollars in Millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$320
Operating cash flows from finance leases	98
Financing cash flows from finance leases	76

The following table summarizes future lease payments by fiscal year:

	February 1, 2020
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2020	$303	$181	$484
2021	303	162	465
2022	291	145	436
2023	276	124	400
2024	241	110	351
After 2024	3,426	1,750	5,176
Total lease payments	4,840	2,472	7,312
Amount representing interest	(2,063)	(1,507)	(3,570)
Lease liabilities	$2,777	$965	$3,742

Total lease payments include $3.0 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $1.5 billion related to options to extend finance lease terms that are reasonably certain of being exercised, and excludes $16.5 million of legally binding lease payments for leases signed, but not yet commenced.

The following table summarizes weighted-average remaining lease term and discount rates:

February 1, 2020
Weighted-average remaining term (years)
Operating leases	20
Finance leases	17
Weighted-average discount rate
Operating leases	6%
Finance leases	11%

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheet		February 1, 2020
(Dollars in Millions)	Classification
Assets
Financing obligations	Property and equipment, net	$76
Liabilities
Current	Current portion of finance lease and financing obligations	36
Noncurrent	Finance lease and financing obligations	490
Total financing obligations		$526

Consolidated Statement of Income		2019
(Dollars in Millions)	Classification
Amortization of financing obligation assets	Depreciation and amortization	$11
Interest on financing obligations	Interest expense, net	37
Total financing obligations		$48

Consolidated Statement of Cash Flows	2019
(Dollars in Millions)
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$37
Financing cash flows from financing obligations	37
Other financing obligations cash activity
Proceeds from financing obligations	11
(Gain) on extinguishment of debt	(9)

In 2019, we purchased leased equipment that was accounted for as a financing obligation resulting in recognition of a $9 million gain on extinguishment of debt.

The following table summarizes future financing obligation payments by fiscal year:

(Dollars in Millions)	February 1, 2020
2020	$69
2021	71
2022	68
2023	66
2024	60
After 2024	197
Total financing obligations payments	531
Non-cash gain on future sale of property	225
Amount representing interest	(230)
Financing obligation liability	$526

Total payments exclude $16 million of legally binding payments for contracts signed, but not yet commenced.

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

February 1, 2020
Weighted-average remaining term (years)	9
Weighted-average discount rate	7%

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

The total costs for these benefit plans were $51 million for 2019, $50 million for 2018, and $49 million for 2017.

5. Income Taxes

Deferred income taxes consist of the following:

	Feb 1, 2020	Feb 2, 2019
(Dollars in Millions)
Deferred tax liabilities:
Property and equipment	$611	$756
Lease assets	816	—
Merchandise inventories	76	73
Total deferred tax liabilities	1,503	829
Deferred tax assets:
Lease obligations	1,110	425
Accrued and other liabilities, including stock-based compensation	121	136
Accrued step rent liability	—	79
Federal benefit on state tax reserves	30	29
Total deferred tax assets	1,261	669
Net deferred tax liability	$242	$160

Deferred tax assets included in other long-term assets totaled $18 million as of February 1, 2020 and $24 million as of February 2, 2019.

The components of the provision for income taxes were as follows:

(Dollars in Millions)	2019	2018	2017
Current federal	$128	$229	$299
Current state	31	43	26
Deferred federal	60	(36)	(86)
Deferred state	(9)	5	19
Provision for income taxes	$210	$241	$258

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

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2019	2018	2017
Provision at statutory rate	21.0%	21.0%	33.7%
State income taxes, net of federal tax benefit	3.2	3.8	1.0
Re-measurement of deferred tax assets and liabilities	—	—	(10.9)
Other federal tax credits	(1.2)	(1.0)	(0.7)
Other	0.3	(0.6)	—
Provision for income taxes	23.3%	23.2%	23.1%

The re-measurement of deferred tax assets and liabilities in 2017 includes the following impacts:

•	Revaluation of deferred taxes that existed on December 22, 2017, the enactment date of the Act.
•	Deferred taxes that were created after December 22, 2017. These items were deducted at the federal statutory rate of 33.7%, but will reverse at the 21% rate.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The federal returns subject to examination are the 2008 through 2019 tax years, excluding the 2014 tax year. State returns subject to examination vary depending upon the state. Generally, 2015 through 2019 tax years are subject to state examination. The earliest state open period is 2007. Certain states have proposed adjustments, which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	2019	2018
Balance at beginning of year	$133	$135
Increases due to tax positions taken in prior years	7	—
Increases due to tax positions taken in current year	12	13
Decreases due to:
Tax positions taken in prior years	(14)	(3)
Settlements with taxing authorities	—	(3)
Lapse of applicable statute of limitations	(3)	(9)
Balance at end of year	$135	$133

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $35 million at February 1, 2020 and $31 million at February 2, 2019. Interest and penalty expenses were $4 million in 2019, $5 million in 2018, and $4 million in 2017.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $112 million as of February 1, 2020 and $110 million as of February 2, 2019. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for current income taxes recorded on our balance sheet. Receivables included in other current assets totaled $15 million as of February 1, 2020 and $29 million as of February 2, 2019.

6. Stock-Based Awards

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2017 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units and options to purchase shares of our common stock, to officers, key employees and directors. As of February 1, 2020, there were 9.0 million shares authorized and 8.5 million shares available for grant under the 2017 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants. We also have outstanding options and other awards which were granted under previous compensation plans.

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

The following table summarizes our stock option activity:

	2019		2018		2017
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	136	$51.48	1,139	$50.51	2,350	$53.29
Exercised	(46)	50.88	(1,001)	50.37	(359)	50.94
Forfeited/expired	(3)	51.50	(2)	53.52	(852)	58.00
Balance at end of year	87	$51.78	136	$51.48	1,139	$50.51

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $1 million in 2019, $16 million in 2018, and $3 million in 2017. The stock options outstanding as of February 1, 2020 are all exercisable. They have a weighted average remaining contractual life of 0.9 years and no intrinsic value. Our closing stock price of $42.75 on February 1, 2020 is less than the exercise price of the remaining options.

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

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2019		2018		2017
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,601	$51.90	2,811	$45.60	2,163	$52.75
Granted	917	63.57	1,086	63.25	1,624	39.69
Vested	(1,004)	50.06	(1,202)	47.69	(772)	52.14
Forfeited	(202)	57.71	(94)	49.08	(204)	59.58
Balance at end of year	2,312	$56.24	2,601	$51.90	2,811	$45.60

The aggregate fair value of awards at the time of vesting was $50 million in 2019, $57 million in 2018 and $40 million in 2017.

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

The following table summarizes performance share unit activity by year:

	2019		2018		2017
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,046	$52.08	724	$46.07	512	$57.80
Granted	665	69.30	365	66.66	429	43.32
Vested	(336)	46.87	(38)	78.35	(106)	57.58
Forfeited	(101)	63.41	(5)	46.91	(111)	78.35
Balance at end of year	1,274	$61.55	1,046	$52.08	724	$46.07

Stock Warrants

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The fair value was estimated to be $17.52 per warrant using a binomial lattice method. The warrants vest in five equal annual installments. The first installment vested on January 15, 2020. Total vested and unvested shares as of February 1, 2020 were 349,489 and 1,397,952, respectively. The warrants will expire on April 18, 2026. Unvested warrants will not vest if the commercial agreement is terminated, not renewed, or if no substitute written returns arrangement is entered into between the parties.

Other Required Disclosures

Stock-based compensation expense, other than that included in Impairments, store closing and other costs, is included in Selling, general and administrative expenses in our Consolidated Statements of Income. Stock-based compensation expense totaled $56 million for 2019, $87 million for 2018 and $55 million for 2017. At February 1, 2020, we had approximately $89 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.3 years.

7. Contingencies

We are subject to legal proceedings and claims arising out of the conduct of our business, including claims both by and against us. Such proceedings typically involve claims related to various forms of liability, contract disputes, allegations of violations of laws or regulations or other actions brought by us or others including our employees, consumers, competitors, suppliers or governmental agencies. We routinely assess the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. We establish accruals for our potential exposure, as appropriate, for significant claims against us when losses become probable and reasonably estimable. Where we are able to reasonably estimate a range of potential losses relating to significant matters, we record the amount within that range that constitutes our best estimate. We also disclose the nature of and range of loss for claims against us when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or other factors beyond our control.

8. Quarterly Financial Information (Unaudited)

	2019
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Total revenue	$4,087	$4,430	$4,625	$6,832
Cost of merchandise sold	$2,415	$2,550	$2,775	$4,400
Selling, general and administrative expenses	$1,275	$1,269	$1,419	$1,742
(Gain) loss on extinguishment of debt	—	—	$(9)	—
Impairments, store closing and other costs	$49	$7	—	$57
Net income	$62	$241	$123	$265
Basic shares	161	159	156	154
Basic net income per share	$0.38	$1.52	$0.79	$1.72
Diluted shares	162	159	157	154
Diluted net income per share	$0.38	$1.51	$0.78	$1.72

	2018
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Total revenue	$4,208	$4,570	$4,628	$6,823
Cost of merchandise sold	$2,496	$2,605	$2,752	$4,345
Selling, general and administrative expenses	$1,259	$1,272	$1,375	$1,694
(Gain) loss on extinguishment of debt	$42	—	—	$21
Impairments, store closing and other costs	—	—	—	$104
Net income	$75	$292	$161	$272
Basic shares	165	165	164	162
Basic net income per share	$0.46	$1.77	$0.98	$1.68
Diluted shares	167	166	165	163
Diluted net income per share	$0.45	$1.76	$0.98	$1.67

Due to changes in stock prices during the year and timing of share repurchases and issuances, the sum of quarterly net income per share may not equal the annual net income per share.

9. Subsequent Events

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. As a result, we have temporarily closed some retail locations, reduced store operating hours, and have seen a reduction in consumer traffic, all resulting in a negative impact to Company sales. While the disruption is currently expected to be temporary, there is uncertainty around the duration. Therefore, while we expect this matter to negatively impact our business, results of operations, and financial position, the related financial impact cannot be reasonably estimated at this time. As a result, the Company is leveraging its balance sheet and has fully drawn its $1 billion unsecured credit facility to increase its cash position and help preserve its financial flexibility.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of February 1, 2020, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

On August 4, 2019, we implemented a new enterprise resource planning (“ERP”) system resulting in certain changes in our internal control over financial reporting. This implementation became a significant component of our internal control over financial reporting. With the exception of the new ERP implementation, there were no other changes in our internal control over financial reporting during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2020, and the related notes and our report dated March 18, 2020, expressed an unqualified opinion thereon.

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

March 18, 2020

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to our Directors, the Board of Directors’ committees and our written code of ethics, see the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of the Proxy Statement for our May 13, 2020 Annual Meeting of Shareholders (“our 2020 Proxy”), which information is incorporated herein by reference.

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

See also Item 4A, Executive Officers of Part 1.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Questions and Answers About our Board of Directors and Corporate Governance Matters” and “Item One: Election of Directors” sections of our 2020 Proxy, including the "Compensation Committee Report" and "Compensation Discussion & Analysis", which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors and Management” section of our 2020 Proxy, which information is incorporated herein by reference.

The following table includes shares of common stock outstanding and available for issuance under our existing equity compensation plans as of February 1, 2020:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	87,359	$51.78	8,465,402
Equity compensation plans not approved by security holders(1)	—	—	—
Total	87,359	$51.78	8,465,402
(a)	All of our existing equity compensation plans have been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Independence Determinations & Related Person Transactions” section of our 2020 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2020 Proxy, which information is incorporated herein by reference.

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
4.1

Third Amended and Restated Credit Agreement dated as of  July 25, 2019 by and among the Company, the various lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, a Swing Line Lender and an Issuing Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd. and U.S. Bank National Association, as Syndication Agents, Swing Line Lenders, and Issuing Banks, and Capital One, N.A., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc., JP Morgan Chase Bank, N.A., MUFG Bank, Ltd., and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners

Exhibit 4.1 of the Company's Current Report on Form 8-K filed on July 25, 2019
4.2

Certain other long-term debt is described in Note 2 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 3 and not filed herewith.

4.3	Warrant to Purchase Common Stock	Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 23, 2019
4.4	Description of registrant's securities
10.1	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc. and Capital One, National Association	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010
10.2	Amendment to Private Label Credit Card Program Agreement dated as of May 13, 2014 by and between Kohl's Department Stores, Inc. and Capital One, National Association	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014
10.3	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006

Exhibit	Description	Document if Incorporated by Reference
10.5	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.7	Kohl’s Corporation Annual Incentive Plan*	Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders
10.8	1997 Stock Option Plan for Outside Directors*	Exhibit 4.4 of the Company's registration statements on Form S-8 (File No. 333-26409), filed on May 2, 1997
10.9	Amended and Restated 2003 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008
10.10	Kohl’s Corporation 2010 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting
10.11	Form of Executive Performance Share Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan*	Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.12	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (4-year vesting)*	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.13	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan*	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010
10.14	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.15	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.16	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.17	Non-Employee Director Compensation Program*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018
10.18	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of September 25, 2017*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.19	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Sona Chawla effective as of September 25, 2017*	Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.20	Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Bruce H. Besanko effective as of July 10, 2017*	Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 14, 2017
10.21	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Doug Howe effective as of May 14, 2018*

Exhibit	Description	Document if Incorporated by Reference
10.22	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Greg Revelle effective as of April 9, 2018*
10.23	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Marc Chini dated as of August 30, 2019*
10.24	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Paul Gaffney dated as of September 16 , 2019*
10.25	Amended and Restated Executive Compensation Agreement between Kohl's Department Stores, Inc. and Jill Timm dated November 1, 2019*
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

/s/ JILL TIMM
Jill Timm
Senior Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ FRANK V. SICA
Frank V. Sica
Chairman

/s/ MICHAEL BENDER	/s/ JONAS PRISING
Michael Bender	Jonas Prising
Director	Director

/s/ PETER BONEPARTH	/s/ JOHN E. SCHLIFSKE
Peter Boneparth	John E. Schlifske
Director	Director

/s/ STEVEN A. BURD	/s/ ADRIANNE SHAPIRA
Steven A. Burd	Adrianne Shapira
Director	Director

/s/ YAEL COSSET	/s/ STEPHANIE A. STREETER
Yael Cosset	Stephanie A. Streeter
Director	Director

/s/ H. CHARLES FLOYD	/s/ STEPHEN E. WATSON
H. Charles Floyd	Stephen E. Watson
Director	Director

/s/ MICHELLE GASS
Michelle Gass
Chief Executive Officer
Director (Principal Executive Officer)