Form 10-Q
period 2020-05-02
KOHLS Corp
filed 2020-06-05
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 29, 2020 Common Stock, Par Value $0.01 per Share, 157,736,808 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Current assets:
Cash and cash equivalents	$2,039	$723	$543
Merchandise inventories	3,557	3,537	3,680
Income tax receivable	174	15	15
Other	400	374	397
Total current assets	6,170	4,649	4,635
Property and equipment, net	7,169	7,352	7,211
Operating leases	2,373	2,391	2,453
Other assets	157	163	167
Total assets	$15,869	$14,555	$14,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,866	$1,206	$1,295
Accrued liabilities	1,070	1,233	1,184
Income taxes payable	68	48	40
Current portion of:
Finance lease and financing obligations	124	124	115
Operating leases	159	158	158
Total current liabilities	3,287	2,769	2,792
Long-term debt	3,449	1,856	1,855
Finance lease and financing obligations	1,351	1,367	1,225
Operating leases	2,605	2,619	2,680
Deferred income taxes	165	260	233
Other long-term liabilities	222	234	239
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,289	3,272	3,223
Treasury stock, at cost	(11,593)	(11,571)	(11,221)
Retained earnings	13,090	13,745	13,436
Total shareholders’ equity	$4,790	$5,450	$5,442
Total liabilities and shareholders’ equity	$15,869	$14,555	$14,466

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 2, 2020	May 4, 2019
Net sales	$2,160	$3,821
Other revenue	268	266
Total revenue	2,428	4,087
Cost of merchandise sold	1,787	2,415
Operating expenses:
Selling, general, and administrative	1,066	1,275
Depreciation and amortization	227	230
Impairments, store closing, and other costs	66	49
Operating (loss) income	(718)	118
Interest expense, net	58	52
(Loss) income before income taxes	(776)	66
(Benefit) provision for income taxes	(235)	4
Net (loss) income	$(541)	$62
Net (loss) income per share:
Basic	$(3.52)	$0.38
Diluted	$(3.52)	$0.38

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 2, 2020	May 4, 2019
Common stock
Balance, beginning of period	$4	$4
Stock-based awards	—	—
Balance, end of period	$4	$4

Paid-in capital
Balance, beginning of period	$3,272	$3,204
Stock-based awards	17	19
Balance, end of period	$3,289	$3,223

Treasury stock, at cost
Balance, beginning of period	$(11,571)	$(11,076)
Treasury stock purchases	(8)	(121)
Stock-based awards	(20)	(25)
Dividends paid	6	1
Balance, end of period	$(11,593)	$(11,221)

Retained earnings
Balance, beginning of period	$13,745	$13,395
Change in accounting standard (a)	—	88
Net (loss) earnings	(541)	62
Dividends paid	(114)	(109)
Balance, end of period	$13,090	$13,436

Total shareholders' equity, end of period	$4,790	$5,442

Common stock
Shares, beginning of period	375	374
Stock-based awards	2	1
Shares, end of period	377	375
Treasury stock
Shares, beginning of period	(219)	(211)
Treasury stock purchases	—	(2)
Shares, end of period	(219)	(213)
Total shares outstanding, end of period	158	162

Dividends paid per common share	$0.704	$0.67

(a)Adoption of new lease accounting standard in 2019.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019
Operating activities
Net (loss) income	$(541)	$62
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	227	230
Share-based compensation	15	15
Deferred income taxes	(91)	18
Impairments, store closing, and other costs	51	49
Non-cash inventory costs	187	—
Non-cash lease expense	37	37
Other non-cash expenses	5	2
Changes in operating assets and liabilities:
Merchandise inventories	(205)	(202)
Other current and long-term assets	(21)	6
Accounts payable	660	108
Accrued and other long-term liabilities	(98)	(141)
Income taxes	(139)	1
Operating lease liabilities	(34)	(49)
Net cash provided by operating activities	53	136
Investing activities
Acquisition of property and equipment	(162)	(238)
Net cash used in investing activities	(162)	(238)
Financing activities
Proceeds from issuance of debt	2,097	—
Deferred financing costs	(19)	—
Treasury stock purchases	(8)	(121)
Shares withheld for taxes on vested restricted shares	(20)	(25)
Dividends paid	(108)	(108)
Reduction of long-term borrowings	(497)	(6)
Finance lease and financing obligation payments	(23)	(31)
Proceeds from stock option exercises	—	2
Proceeds from financing obligations	3	—
Net cash provided by (used in) financing activities	1,425	(289)
Net increase (decrease) in cash and cash equivalents	1,316	(391)
Cash and cash equivalents at beginning of period	723	934
Cash and cash equivalents at end of period	$2,039	$543
Supplemental information
Interest paid, net of capitalized interest	$39	$32
Income taxes paid	1	7
Property and equipment acquired through:
Finance lease liabilities	8	10
Operating lease liabilities	20	49

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.

Due to the seasonality of the business of Kohl’s Corporation (the “Company,” “Kohl’s,” “we,” “our,” or “us”) and the uncertainty surrounding the financial impact of the novel coronavirus (“COVID-19”) pandemic, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We operate as a single business unit.

Accounting Policies

The accounting policies the Company follows are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to these accounting policies except as discussed below.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We believe that our accounting estimates are appropriate after incorporating the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

Leases

In the first quarter of 2020, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarter of 2020 and first and second quarter of 2021. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as accrued liabilities. We will continue to recognize expense during the deferral periods.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the Retail Inventory Method ("RIM"). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. A reserve would be recorded if the future estimated selling price is less than cost.

As a result of the COVID-19 pandemic and store closures, we recorded a reserve of $163 million for excess seasonal inventory where the expected selling price is less than cost for the quarter ended May 2, 2020. No reserve was recorded as of February 1, 2020 or May 4, 2019. In addition, $24 million of inventory was written off during the first quarter of 2020 as there was no future recoverable value.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment and Long Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. Given the substantial reduction in our sales and the reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred in the first quarter of 2020 and an impairment assessment was warranted for certain stores and other long lived assets. Based on this assessment, we recorded impairment charges of $51 million in the first quarter of 2020 in Impairments, store closing, and other costs. In connection with the closure of four stores in the first quarter of 2019, we recorded impairment charges of $49 million in the first quarter of 2019 in Impairments, store closing, and other costs.

As of May 2, 2020, we had assets held for sale of $24 million.

Restructuring Reserve

The following table summarizes changes in the restructuring reserve during the quarter ended May 2, 2020:

(Dollars In Millions)	Severance
Balance - February 1, 2020	$27
Payments and reversals	(16)
Additions	2
Balance - May 2, 2020	$13

Charges related to corporate restructuring efforts are recorded in Impairments, store, closing, and other costs.

Recent Accounting Pronouncements

During the quarter ended May 2, 2020, we adopted the new accounting standard on accounting for expected credit losses (ASU 2016-13). We applied the new principle using a modified retrospective approach. There was no material impact on our financial statements due to adoption of the new standard.

During the quarter ended May 2, 2020, we adopted the new accounting standard on recognizing implementation costs related to a cloud computing arrangement (ASU 2018-15). We applied the new principle using a prospective approach. There was no material impact on our financial statements due to adoption of the new standard.

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

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019
Women's	$593	$1,224
Men's	363	749
Home	483	572
Children's	269	457
Footwear	233	421
Accessories	219	398
Net sales	$2,160	$3,821

Unredeemed gift cards and merchandise return card liabilities totaled $301 million as of May 2, 2020, $334 million as of February 1, 2020 and $280 million as of May 4, 2019. Revenue of $60 million was recognized during Q1 2020 from the February 1, 2020 ending balance.

3. Debt

Long-term debt, which includes draws on the revolving credit facility, consists of the following unsecured and secured senior debt:

	Effective Rate	Coupon Rate	Outstanding
Maturity (Dollars in Millions)			May 2, 2020	February 1, 2020	May 4, 2019
2023	3.25%	3.25%	$350	$350	$350
2023	4.78%	4.75%	184	184	184
2025	9.50%	9.50%	600	—	—
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	42	42	42
2033	6.05%	6.00%	113	113	113
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			2,467	1,867	1,867
Unamortized debt discounts and deferred financing costs			(18)	(11)	(12)
Unsecured senior debt			2,449	1,856	1,855
Effective interest rate			5.90%	4.74%	4.74%
Secured senior debt			1,000	—	—
Total long-term debt			$3,449	$1,856	$1,855

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.2 billion at May 2, 2020, $2.0 billion at February 1, 2020 and $1.9 billion at May 4, 2019.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. The revolver is secured by substantially all of our assets other than real estate, and contains customary events of default and financial, affirmative, and negative covenants, including but not limited to, a springing financial covenant related to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments, including a restriction on dividends in 2020 if our outstanding borrowings under the credit facility exceed $1.0 billion. At May 2, 2020, $1.0 billion was outstanding on the credit facility bearing an effective interest rate of 3.41%. Outstanding borrowings under the credit facility bear interest at a variable rate based on LIBOR plus the applicable margin. No amounts were outstanding on the credit facility in place as of February 1, 2020 or May 4, 2019.

In April 2020, we issued $600 million of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investors Service, Inc. The notes mature in May 2025. We used part of the net proceeds from this offering to repay $500 million of the borrowings under our senior secured, asset based revolving credit facility with the remaining net proceeds available for general corporate purposes.

4. Stock-Based Awards

The following table summarizes our stock-based awards activity for the quarter ended May 2, 2020:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 1, 2020	87	$51.78	2,312	$56.24	1,274	$61.55
Granted	—	—	2,242	20.13	702	20.95
Exercised/vested	—	—	(730)	54.08	(826)	42.72
Forfeited/expired	(20)	49.39	(145)	55.30	(25)	73.55
Balance - May 2, 2020	67	$52.49	3,679	$34.69	1,125	$49.75

In 2019, we granted 1,747,441 of stock warrants. The total vested and unvested warrants as of May 2, 2020 were 349,489 and 1,397,952, respectively.

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Net (Loss) Income Per Share

Basic Net (loss) income per share is Net (loss) income divided by the average number of common shares outstanding during the period. Diluted Net (loss) income per share includes incremental shares assumed for share-based awards and stock warrants. Potentially dilutive shares include stock options, unvested restricted stock units and awards, and warrants outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted EPS if their effect would be anti-dilutive.

The information required to compute basic and diluted Net (loss) income per share is as follows:

	Quarter Ended
(Dollars and Shares in Millions, Except per Share Data)	May 2, 2020	May 4, 2019
Numerator—Net (loss) income	$(541)	$62
Denominator—Weighted-average shares:
Basic	154	161
Dilutive impact	—	1
Diluted	154	162
Net (loss) income per share:
Basic	$(3.52)	$0.38
Diluted	$(3.52)	$0.38

The following potential shares of common stock were excluded from the diluted Net (loss) income per share calculation because their effect would have been anti-dilutive:

	Quarter Ended
(Shares in Millions)	May 2, 2020	May 4, 2019
Stock options, awards, units, and warrants	6	—

7. Subsequent Events

As part of our continuing efforts to leverage our existing assets for increased liquidity and value, on May 22, 2020, we closed on a sale leaseback transaction for our San Bernardino E-commerce fulfillment and distribution centers. The transaction generated $195 million in cash, and we expect to recognize a gain of approximately $127 million in Q2 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the first quarter” are for the three fiscal months (13 weeks) ended May 2, 2020 and May 4, 2019.

This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should," “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements may include comments about our future sales or financial performance and our plans, performance, and other objectives, expectations, or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on our management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Part I, Item 1A of our 2019 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made and we undertake no obligation to update them.

Executive Summary

As of May 2, 2020, we operated 1,159 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•	Significantly increased financial flexibility during quarter, ending with $2.0 billion in cash
•	Swift and aggressive actions taken in response to COVID-19 resulted in positive operating cash flow
•	43.5% decrease in net sales
•	1,950 basis point decrease in gross margin as a percent of net sales
•	16.4% decrease in SG&A
•	$3.52 diluted loss per share
•	$3.22 diluted loss per share on a non-GAAP basis

Recent Developments

As discussed in our 2019 Form 10-K, the World Health Organization declared the outbreak of COVID-19 as a pandemic in March 2020. Subsequently, COVID-19 has continued to spread throughout the United States. As a result, the President of the United States declared a national emergency. Federal, state, and local governing bodies mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption in the financial and retail markets, including a decrease in consumer demand for our merchandise.

The COVID-19 pandemic has had, and will likely continue to have, significant adverse effects on our business including, but not limited to the following:

•

On March 20, 2020, the Company furloughed 85,000 store and distribution center associates, as well as some corporate office associates, as a result of temporarily closing all of our stores which limited our business to the digital channel.

•	Starting on May 4, 2020, Kohl’s began reopening stores in locations where permitted. As of June 5, 2020, we have reopened approximately 80% of our stores.
•	The Company experienced a significant decline in sales demand, and expects to continue to experience volatility in demand for its merchandise.
•

Additionally, social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact store traffic after normal operations are resumed and such actions could result in a loss of sales and profit. As our stores reopen, we have implemented numerous social distancing and safety measures. These include providing personal protective equipment to our employees, implementing a more rigorous cleaning process, including enhanced cleaning of high touch surfaces throughout the day, and installing protective barriers at all registers. To encourage social distancing, we installed social distancing signage and markers throughout the store, closed our fitting rooms, relocated Amazon returns to a separate area of the store, and are limiting occupancy in stores as appropriate. We have implemented a new process for handling merchandise returns, reduced store operating hours, and are providing dedicated shopping hours for at-risk individuals.

The chart below details costs that we believe are directly attributable to COVID-19:

(Dollars In Millions)		Quarter Ended
Description	Classification	May 2, 2020
Inventory write-downs	Cost of merchandise sold	$187
Net compensation and benefits	Selling, general, and administrative	34
Supplies and other costs	Selling, general, and administrative	6
Asset write-offs and other	Impairments, store closing, and other costs	53
Total		$280

In response to COVID-19 we have taken the following actions to preserve financial liquidity and flexibility:

•	Managed inventory receipts meaningfully lower,
•	Significantly reduced expenses across all areas of the business including marketing, technology, operations, and payroll,
•	Decreased planned capital expenditures by approximately $500 million,
•	Suspended share repurchase program,
•	Suspended regular quarterly cash dividend beginning in the second quarter of 2020,
•	Replaced and upsized the unsecured $1.0 billion revolver with a $1.5 billion secured facility, of which $1.0 billion was drawn as of quarter-end, and
•	Issued $600 million of 9.5% notes due 2025.

We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements. However, we do expect the impact to continue to have a material adverse effect on our business, financial condition, and results of operations for the full year 2020.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Total Revenue

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019	Change
Net sales	$2,160	$3,821	$(1,661)
Other revenue	268	266	2
Total revenue	$2,428	$4,087	$(1,659)

Net sales declined 43.5% for the first quarter of 2020 compared to the first quarter of 2019.

•	The decrease in net sales reflects the temporary nationwide closure of our stores on March 20, 2020 due to COVID-19 which resulted in a decrease in transactions.
•	Digital sales increased 24% for the first quarter of 2020. Digital penetration represented 45% of net sales for the first quarter of 2020 and 21% of net sales for the first quarter of 2019.
•	All lines of business reported increases in digital sales for the first quarter of 2020 with Home and Children’s outperforming the Company average.
•	Active continues to be a key strategic initiative and outperformed the rest of the Company.

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

As our stores were closed for over six weeks during the first quarter of 2020, we have not included a discussion of comparable sales as we do not believe it is a meaningful metric over this period of time.

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

The increase in Other revenue of $2 million for the first quarter of 2020 was driven by higher credit revenue.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019	Change
Net sales	$2,160	$3,821	$(1,661)
Cost of merchandise sold	1,787	2,415	(628)
Gross margin	$373	$1,406	$(1,033)
Gross margin as a percent of net sales	17.3%	36.8%	(1,950)	bps

Cost of merchandise sold includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for digital sales; and terms cash discount. Our Cost of merchandise sold may not be comparable with that of other retailers because we include distribution center and buying costs in Selling, general, and administrative expenses while other retailers may include these expenses in Cost of merchandise sold.

There were three primary drivers to the decrease in gross margin as a percent of net sales. First, approximately 1,500 bps of the decrease was due to inventory actions including continuing permanent markdown activity early in the first quarter of 2020 followed by an absence of sales in the last half of the quarter, and establishing a reserve for excess seasonal inventory; second, higher shipping costs of approximately 250 bps due to increased digital sales penetration; and third, approximately 200 bps due to mix of business and increased promotional activity.

Selling, General, and Administrative Expenses ("SG&A")

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019	Change
SG&A	$1,066	$1,275	$(209)
As a percent of total revenue	43.9%	31.2%	1,271	bps

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

The following table summarizes the decreases in SG&A by expense type:

Quarter Ended
(Dollars In Millions)	May 2, 2020
Credit expenses	$(21)
Marketing	(51)
Corporate and other	(60)
Store expenses	(77)
Total decrease	$(209)

SG&A expenses decreased $209 million, or 16.4%, to $1.1 billion. As a percentage of revenue, SG&A deleveraged by 1,271 bps. The decrease in SG&A was primarily driven by a reduction in store expenses due to temporary store closures nationwide, lower marketing expense due to reductions in all working media channels, and lower credit expenses due to lower interchange fees and payroll. Partially offsetting the decrease in SG&A expenses were expenses related to the COVID-19 pandemic which primarily consisted of incremental employee costs such as emergency pay, incentives and benefits, and cleaning and protective supplies. Included in these expenses was the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, enacted on March 27, 2020, provides eligible employers with an employee retention credit equal to 50% of qualified wages paid to employees who were not providing services to the Company due to the impact of COVID-19.

Other Expenses

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019	Change
Depreciation and amortization	$227	$230	$(3)
Impairments, store closing, and other costs	66	49	17
Interest expense, net	58	52	6

Depreciation and amortization decreased $3 million in the first quarter of 2020 and was driven by capital reductions, as well as the maturity of our store portfolio.

In the first quarter of 2020, we incurred $66 million of Impairments, store closing, and other costs. We incurred $51 million in asset write-offs and $2 million in other costs related to capital reductions and strategy changes due to COVID-19 and $13 million in brand exit costs. In the first quarter of 2019, we incurred $49 million in lease impairment charges related to the closure of four stores.

Net interest expense increased in the first quarter as a result of higher interest expense due to the outstanding balance on the revolving credit facility.

Income Taxes

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019	Change
(Benefit) provision for income taxes	$(235)	$4	$(239)
Effective tax rate	30.3%	6.3%

The first quarter resulted in a benefit for income taxes driven by a net loss due to lower sales that resulted from the temporary closure of our stores. The increase to our effective tax rate was primarily due to the benefit from the net loss carryback which offset income from taxable years where the federal statutory tax rate was 35% versus the current federal statutory tax rate of 21%. In addition, the Company recognized favorable items that lowered the 2019 effective tax rate that did not repeat in 2020.

(Loss) Income Before Income Taxes, Net (Loss) Income, and (Loss) Earnings Per Diluted Share

	Quarter Ended
	May 2, 2020			May 4, 2019
(Dollars in Millions, Except per Share Data)	Loss before Income Taxes	Net Loss	Loss Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
GAAP	$(776)	$(541)	$(3.52)	$66	$62	$0.38
Impairments, store closing, and other costs	66	46	0.30	49	36	0.23
Adjusted (non-GAAP)	$(710)	$(495)	$(3.22)	$115	$98	$0.61

We believe the adjusted results in the table above are useful because they provide enhanced visibility into our results for the periods excluding the impact of certain items such as those included in the table above. However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.

Seasonality and Inflation

Our business, like that of most retailers, is subject to seasonal influences, with the majority of sales and income typically realized during the second half of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 15% of annual sales typically occur during the back-to-school season and 30% during the holiday season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Due to the impact of COVID-19, typical sales patterns may not occur this year.

In addition to COVID-19, we expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher unemployment, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Financial liquidity and flexibility are a key focus of our response to COVID-19. As previously mentioned, we took various actions during the quarter to preserve our financial liquidity and flexibility.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes, and other costs of running our business •Capital expenditures •Inventory •Share repurchases •Dividend payments •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility •Issuance of debt

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Quarter Ended
(Dollars in Millions)	May 2, 2020	May 4, 2019	Change
Net cash provided by (used in):
Operating activities	$53	$136	$(83)
Investing activities	(162)	(238)	76
Financing activities	1,425	(289)	1,714

Operating Activities

Operating activities generated $53 million of cash in the first quarter of 2020 compared to $136 million in the first quarter of 2019. The decrease was primarily due to decreased sales resulting from temporary nationwide store closures due to COVID-19 offset by extending payment terms with our vendors.

Investing Activities

Investing activities used cash of $162 million in the first quarter of 2020 and $238 million in the first quarter of 2019. The decrease was primarily due to reductions in capital expenditures as a part of our response to COVID-19.

Financing Activities

Financing activities generated cash of $1.4 billion in the first quarter of 2020 compared to $289 million cash used for financing activities in the first quarter of 2019.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. At May 2, 2020, $1.0 billion was outstanding on the credit facility bearing an effective interest rate of 3.41%.

In April 2020, we issued $600 million of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes mature in May 2025. We used part of the net proceeds from this offering to repay $500 million of the borrowings under our senior secured, asset based revolving credit facility with the remainder for general corporate purposes.

As a result of the suspension of our share repurchase program in response to COVID-19, treasury stock purchases in the first quarter of 2020 were $8 million compared to $121 million in the first quarter of 2019. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $108 million ($0.704 per share) in the first quarter of 2020 and $108 million ($0.67 per share) in the first quarter of 2019. In response to COVID-19, the dividend program has been suspended beginning in the second quarter of 2020. The Company remains committed to paying a dividend over the long-term following stabilization from COVID-19.

During the first quarter of 2020, both Standard and Poor’s and Fitch downgraded our long-term debt from BBB to BBB-. As of May 2, 2020, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	May 2, 2020	May 4, 2019
Working capital	$2,883	$1,843
Current ratio	1.88	1.66

The increase in our working capital and current ratio are primarily due to higher cash balances as a result of debt issuances.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments, including a restriction on dividends in 2020 if our outstanding borrowings under the credit facility exceed $1.0 billion. These covenants vary from the calculation presented in our Annual Report on Form 10-K. As of May 2, 2020, we were in compliance with all covenants and expect to remain in compliance during the remainder of fiscal 2020.

Contractual Obligations

During the quarter, we issued $600 million in aggregate principal amount of 9.50% notes due 2025. We also replaced our outstanding unsecured credit facility, of which $1 billion was outstanding at the end of the quarter. See "Liquidity and Capital Resources" for additional details about these financing activities. See Note 3 of the Consolidated Financial Statements for additional details about outstanding debt. There have been no other significant changes in the contractual obligations disclosed in our 2019 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 2, 2020.

We have not created and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our financial condition, liquidity, results of operations, or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. Other than the items discussed in Footnote 1, there have been no significant changes in the critical accounting policies and estimates discussed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operating results are subject to interest rate risk as our secured revolving credit facility carries variable interest rates, and the $600 million of notes issued in April 2020 include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investors Service, Inc. There have been no other significant changes in the Quantitative and Qualitative Disclosures About Market Risk described in our 2019 Form 10-K.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2019 Form 10-K, other than what is noted below.

The impact of COVID-19 has had a material adverse impact on our business, financial condition, and results of operations.

The impact of and actions taken in response to COVID-19 have had a significant impact on the retail industry generally and our business specifically, starting in the first quarter of fiscal year 2020. At present, we cannot estimate the full impact of COVID-19, but we expect it to continue to have a material adverse impact on our business, financial condition, and results of operations.

Risks Relating to Revenues

On March 20, 2020, we temporarily closed our stores nationwide. Our stores have remained closed until recently, as we began to reopen stores in a phased approach, if and as permitted pursuant to applicable law. In connection with the store closures, we temporarily furloughed store and store distribution center associates, as well as some corporate office associates whose work was significantly reduced by the store closures. Due to the store closures, we have experienced a material decline in revenue and significant pressure on our cash flow. We cannot predict if further outbreaks would necessitate store closures again.

Our response to COVID-19 may also impact our customer loyalty. If our customer loyalty is negatively impacted or consumer discretionary spending habits change, including in connection with rising levels of unemployment, our market share and revenue may suffer as a result. To the extent the pandemic significantly impacts spending or payment patterns of our private label credit card holders, we may receive lower fees from our private label credit card program.

Risks Relating to Operations

Because we temporarily closed all of our stores, we took steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our personnel. These steps may have an impact on our ability to attract and retain associates in the future. If we are unable to attract and retain associates in the future, such as those associates who find other employment during the furlough period, we may experience operational challenges as we re-open our stores. These risks related to our business, financial condition, and results of operations, are especially heightened given the uncertainty as to the extent and duration of COVID-19’s impact. We may also face demands or requests from our associates for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. We cannot predict if further outbreaks would necessitate additional store closures again.

Our management team is focused on mitigating the impact of COVID-19, which has required and will continue to require a large investment of time and focus. We reallocated certain of our resources, including decreasing planned capital expenditures by approximately $500 million and significantly reducing expenses across the business including expenses related to marketing, technology, and operations. This focus on mitigating the impact of COVID-19 could result in the delay of new initiatives, including brand launches. It has also required us to take measures to make modifications to our stores and their operation to help protect the health and well-being of our customers, associates and others as they are re-opened. To the extent these measures are ineffective or perceived as ineffective, it may harm our reputation and customer loyalty and make our customers less likely to shop in our stores.

Most of our corporate office associates continue to work remotely, as our offices are opening pursuant to a phased approach. As a result, we face certain operational risks, including heightened cybersecurity risks that may continue past the time when our associates return to work. We cannot predict if further outbreaks would necessitate corporate office closures again.

In addition, we cannot predict the impact that COVID-19 will have on our suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

Risks Relating to Liquidity

In light of the impact of COVID-19 on our business, we have taken several actions to increase our cash position and preserve financial flexibility, including borrowing $1.0 billion under our senior secured, asset based revolving credit facility and issuing $600 million in aggregate principal amount of 9.50% notes due in 2025, and accordingly, our long-term debt has increased substantially since February 1, 2020. This increase in our level of debt may adversely impact our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the retail industry as a whole. As a result of COVID-19, some credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. Accordingly, a downgrade may cause our cost of borrowing to further increase. Further, COVID-19 has led to a disruption and volatility in the capital markets generally, which has also increased the cost of accessing financing. Our access to additional financing and its cost continues to depend on a number of factors, including economic conditions, financing markets and the outlook for our business and the retail industry as a whole.

In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our senior secured, asset based revolving credit facility, the lenders under that agreement will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our senior secured, asset based revolving credit facility could trigger a cross-default, acceleration or other consequences under other indebtedness or financial instruments to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through additional financings.

COVID-19 could also cause or aggravate other risk factors that we identify in our 2019 Form 10-K, which in turn could materially and adversely impact our business, financial condition and results of operations. Further, COVID-19 may also affect our business, financial condition and results of operations in a manner that is not presently known to us or that we currently do not consider to present significant risks to our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended May 2, 2020:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2 - 29, 2020	23,356	$43.04	-	$734
March 1 - April 4, 2020	847,950	29.79	286,208	726
April 5 - May 2, 2020	32,369	37.86	-	726
Total	903,675	$30.43	286,208	$726

Item 6. Exhibits

Exhibit	Description
3.1	Text of Amendments to the Company’s Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated April 15, 2020.
3.2	Amended and Restated Bylaws of Kohl’s Corporation, as amended through April 15, 2020 (complete version).
4.1

Credit Agreement, dated as of April 16, 2020, by and among the Company and its subsidiaries, and Wells Fargo Bank, National Association, as agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2020.

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

Kohl’s Corporation (Registrant)

Date: June 5, 2020	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)