Form 10-Q
period 2020-08-01
KOHLS Corp
filed 2020-09-03
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 28, 2020 Common Stock, Par Value $0.01 per Share, 157,775,065 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$2,428	$723	$625
Merchandise inventories	2,698	3,537	3,656
Income tax receivable	205	15	16
Other	357	374	381
Total current assets	5,688	4,649	4,678
Property and equipment, net	6,970	7,352	7,276
Operating leases	2,418	2,391	2,428
Other assets	159	163	160
Total assets	$15,235	$14,555	$14,542

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,064	$1,206	$1,330
Accrued liabilities	1,130	1,233	1,199
Income taxes payable	86	48	34
Current portion of:
Finance lease and financing obligations	126	124	119
Operating leases	160	158	158
Total current liabilities	2,566	2,769	2,840
Long-term debt	3,450	1,856	1,855
Finance lease and financing obligations	1,356	1,367	1,270
Operating leases	2,637	2,619	2,647
Deferred income taxes	122	260	254
Other long-term liabilities	267	234	221
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,290	3,272	3,236
Treasury stock, at cost	(11,594)	(11,571)	(11,353)
Retained earnings	13,137	13,745	13,568
Total shareholders’ equity	$4,837	$5,450	$5,455
Total liabilities and shareholders’ equity	$15,235	$14,555	$14,542

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$3,213	$4,169	$5,373	$7,990
Other revenue	194	261	462	527
Total revenue	3,407	4,430	5,835	8,517
Cost of merchandise sold	2,149	2,550	3,936	4,965
Operating expenses:
Selling, general, and administrative	1,050	1,269	2,116	2,544
Depreciation and amortization	219	228	446	458
Impairments, store closing, and other costs	(2)	7	64	56
(Gain) on sale of real estate	(127)	—	(127)	—
Operating income (loss)	118	376	(600)	494
Interest expense, net	78	53	136	105
Income (loss) before income taxes	40	323	(736)	389
(Benefit) provision for income taxes	(7)	82	(242)	86
Net income (loss)	$47	$241	$(494)	$303
Net income (loss) per share:
Basic	$0.31	$1.52	$(3.21)	$1.90
Diluted	$0.30	$1.51	$(3.21)	$1.89

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock-based awards	—	—	—	—
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,289	$3,223	$3,272	$3,204
Stock-based awards	1	13	18	32
Balance, end of period	$3,290	$3,236	$3,290	$3,236

Treasury stock, at cost
Balance, beginning of period	$(11,593)	$(11,221)	$(11,571)	$(11,076)
Treasury stock purchases	—	(133)	(8)	(254)
Stock-based awards	(1)	(2)	(21)	(27)
Dividends paid	—	3	6	4
Balance, end of period	$(11,594)	$(11,353)	$(11,594)	$(11,353)

Retained earnings
Balance, beginning of period	$13,090	$13,436	$13,745	$13,395
Change in accounting standard (a)	—	—	—	88
Net income (loss)	47	241	(494)	303
Dividends paid	—	(109)	(114)	(218)
Balance, end of period	$13,137	$13,568	$13,137	$13,568

Total shareholders' equity, end of period	$4,837	$5,455	$4,837	$5,455

Common stock
Shares, beginning of period	377	375	375	374
Stock-based awards	—	—	2	1
Shares, end of period	377	375	377	375
Treasury stock
Shares, beginning of period	(219)	(213)	(219)	(211)
Treasury stock purchases	—	(2)	—	(4)
Shares, end of period	(219)	(215)	(219)	(215)
Total shares outstanding, end of period	158	160	158	160

Dividends paid per common share	$—	$0.67	$0.704	$1.34

(a)	Adoption of new lease accounting standard in 2019.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019
Operating activities
Net (loss) income	$(494)	$303
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	446	458
Share-based compensation	14	27
Deferred income taxes	(132)	41
Impairments, store closing, and other costs	48	45
(Gain) on sale of real estate	(127)	—
Non-cash inventory costs	187	—
Non-cash lease expense	74	75
Other non-cash expense	10	3
Changes in operating assets and liabilities:
Merchandise inventories	656	(175)
Other current and long-term assets	20	29
Accounts payable	(142)	143
Accrued and other long-term liabilities	(23)	(177)
Income taxes	(151)	(8)
Operating lease liabilities	(82)	(88)
Net cash provided by operating activities	304	676
Investing activities
Acquisition of property and equipment	(196)	(439)
Proceeds from sale of real estate	193	—
Net cash used in investing activities	(3)	(439)
Financing activities
Proceeds from issuance of debt	2,097	—
Deferred financing costs	(19)	—
Treasury stock purchases	(8)	(254)
Shares withheld for taxes on vested restricted shares	(20)	(27)
Dividends paid	(108)	(214)
Reduction of long-term borrowings	(497)	(6)
Finance lease and financing obligation payments	(44)	(60)
Proceeds from stock option exercises	—	2
Proceeds from financing obligations	3	13
Net cash provided by (used in) financing activities	1,404	(546)
Net increase (decrease) in cash and cash equivalents	1,705	(309)
Cash and cash equivalents at beginning of period	723	934
Cash and cash equivalents at end of period	$2,428	$625
Supplemental information
Interest paid, net of capitalized interest	$108	$105
Income taxes paid	137	77
Property and equipment acquired through:
Finance lease liabilities	56	73
Operating lease liabilities	103	67

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We believe that our accounting estimates are appropriate and reflect the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

Leases

In the first quarter of 2020, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarter of 2020 and first and second quarter of 2021. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as accrued liabilities. We will continue to recognize expense during the deferral periods.

A sale leaseback was completed during the quarter ended August 1, 2020 for our San Bernardino E-commerce fulfillment and distribution center. The properties were sold for $195 million and generated net proceeds of $193 million after fees. A gain of $127 million was recognized during the second quarter of 2020 and is recorded in Gain on sale of real estate. An initial operating lease liability and a corresponding right of use asset of $84 million were recorded for these leased locations.

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

In the first quarter of 2020, as a result of the COVID-19 pandemic and store closures, we recorded a reserve of $163 million for excess seasonal inventory where the expected selling price was less than cost for the quarter ended May 2, 2020. No reserve was required for the quarter ended August 1, 2020 or August 3, 2019.

Property and Equipment and Long Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. Given the substantial reduction in our sales and the reduced cash flow projections as a result of the store closures due to the COVID-19 pandemic, we determined that a triggering event occurred in the first quarter of 2020 and an impairment assessment was warranted for certain stores and other long lived assets. Based on this assessment, we recorded impairment charges of $51 million in the first quarter of 2020 in Impairments, store closing, and other costs. In connection with the closure of four stores in the first quarter of 2019, we recorded impairment charges of $49 million in the first quarter of 2019 in Impairments, store closing, and other costs. We recorded impairment charges of $10 million in the second quarter of 2019 related to the closure of our four Off-Aisle clearance centers in Impairments, store closing, and other costs.

In the second quarter of 2020, we recorded an impairment charge of $2 million related to assets held for sale in Impairments, store closing and other costs. As of August 1, 2020, we had assets held for sale of $22 million.

Restructuring Reserve

The following table summarizes changes in the restructuring reserve during the six months ended August 1, 2020:

(Dollars In Millions)	Severance
Balance - February 1, 2020	$27
Payments and reversals	(17)
Additions	2
Balance - August 1, 2020	$12

Charges related to corporate restructuring efforts are recorded in Impairments, store closing, and other costs.

Recent Accounting Pronouncements

We adopted the new accounting standard on accounting for expected credit losses (ASU 2016-13), effective at the beginning of fiscal 2020. We applied the new principle using a modified retrospective approach. There was no material impact on our financial statements due to adoption of the new standard.

We adopted the new accounting standard on recognizing implementation costs related to a cloud computing arrangement (ASU 2018-15), effective at the beginning of fiscal 2020. We applied the new principle using a prospective approach. There was no material impact on our financial statements due to adoption of the new standard.

The following table provides a brief description of issued, but not yet effective, accounting standards:

Standard	Description	Effect on our Financial Statements
Income Taxes (ASU 2019-12) Issued December 2019 Effective Q1 2021	The new standard is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles as outlined in U.S. GAAP.	We are evaluating the impact of the new standard on our financial statements.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Women's	$951	$1,377	$1,544	$2,601
Home	657	575	1,140	1,147
Men’s	598	890	961	1,639
Children's	395	459	664	916
Footwear	337	452	570	873
Accessories	275	416	494	814
Net Sales	$3,213	$4,169	$5,373	$7,990

Unredeemed gift cards and merchandise return card liabilities totaled $283 million as of August 1, 2020, $334 million as of February 1, 2020, and $258 million as of August 3, 2019. Revenue of $100 million was recognized during the current year from the February 1, 2020 ending balance.

3. Debt

Long-term debt, which includes draws on the revolving credit facility, consists of the following unsecured and secured senior debt:

	Effective Rate	Coupon Rate	Outstanding
Maturity (Dollars in Millions)			August 1, 2020	February 1, 2020	August 3, 2019
2023	3.25%	3.25%	$350	$350	$350
2023	4.78%	4.75%	184	184	184
2025	9.50%	9.50%	600	—	—
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	42	42	42
2033	6.05%	6.00%	113	113	113
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			2,467	1,867	1,867
Unamortized debt discounts and deferred financing costs			(17)	(11)	(12)
Unsecured senior debt			2,450	1,856	1,855
Effective interest rate			5.90%	4.74%	4.74%
Secured senior debt			1,000	—	—
Total long-term debt			$3,450	$1,856	$1,855

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.5 billion at August 1, 2020, $2.0 billion at February 1, 2020, and $1.9 billion at August 3, 2019.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. The revolver is secured by substantially all of our assets other than real estate, and contains customary events of default and financial, affirmative, and negative covenants, including but not limited to, a springing financial covenant related to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments, including a restriction on dividends in 2020 if our outstanding borrowings under the credit facility exceed $1.0 billion. At August 1, 2020, $1.0 billion was outstanding on the credit facility bearing an effective interest rate of 3.41%. Outstanding borrowings under the credit facility bear interest at a variable rate based on LIBOR plus the applicable margin. No amounts were outstanding on the credit facility in place as of February 1, 2020 or August 3, 2019.

In April 2020, we issued $600 million of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investors Service, Inc. The notes mature in May 2025.

4. Stock-Based Awards

The following table summarizes our stock-based awards activity for the six months ended August 1, 2020:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 1, 2020	87	$51.78	2,312	$56.24	1,274	$61.55
Granted	—	—	2,467	20.09	735	21.12
Exercised/vested	—	—	(868)	54.29	(826)	42.72
Forfeited/expired	(33)	51.07	(202)	48.40	(25)	73.55
Balance - August 1, 2020	54	$52.22	3,709	$33.06	1,158	$49.03

In 2019, we granted 1,747,441 of stock warrants. The total vested and unvested warrants as of August 1, 2020 were 349,489 and 1,397,952, respectively.

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

6. Net Income (Loss) Per Share

Basic Net income (loss) per share is Net income (loss) divided by the average number of common shares outstanding during the period. Diluted Net income (loss) per share includes incremental shares assumed for share-based awards and stock warrants. Potentially dilutive shares include stock options, unvested restricted stock units and awards, and warrants outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted earnings per share (“EPS”) if their effect would be anti-dilutive.

The information required to compute basic and diluted Net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
(Dollar and Shares in Millions, Except per Share Data)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator—Net income (loss)	$47	$241	$(494)	$303
Denominator—Weighted-average shares:
Basic	154	159	154	160
Dilutive impact	1	—	—	1
Diluted	155	159	154	161
Net income (loss) per share:
Basic	$0.31	$1.52	$(3.21)	$1.90
Diluted	$0.30	$1.51	$(3.21)	$1.89

The following potential shares of common stock were excluded from the diluted Net income (loss) per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in Millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Anti-dilutive shares	5	4	7	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the second quarter” are for the three fiscal months (13 weeks) ended August 1, 2020 or August 3, 2019. References to “year to date” and “first half” are for the six fiscal months (26 weeks) ended August 1, 2020 or August 3, 2019. References to “the first quarter” are for the three fiscal months (13 weeks) ended May 2, 2020 or May 4, 2019.

This Form 10-Q contains "forward-looking statements" made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," “anticipates,” “plans,” "may," "intends," "will," "should," “expects,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements may include comments about our future sales or financial performance and our plans, performance, and other objectives, expectations, or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves and the competitive environment, including statements relating to the ongoing implications of COVID-19. Forward-looking statements are based on our management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors described in Part I Item 1A of our 2019 Form 10-K, Part II Item 1A of our first quarter 2020 Form 10-Q, or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made and we undertake no obligation to update them.

Executive Summary

As of August 1, 2020, we operated 1,163 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•	Strengthened financial position during the quarter, ending with $2.4 billion in cash
•	Disciplined management of expenses and inventory resulted in positive operating cash flow
•	22.9% decrease in net sales
•	569 basis point decrease in gross margin as a percent of net sales
•	17.3% decrease in SG&A expenses
•	$0.30 diluted earnings per share
•	($0.25) loss per share on a non-GAAP basis

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

The COVID-19 pandemic has had, and will likely continue to have, significant adverse effects on our business including, but not limited to the following:

•

On March 20, 2020, the Company furloughed 85,000 store and distribution center associates, as well as some corporate office associates, as a result of temporarily closing all of our stores which limited our business to the digital channel. As of August 1, 2020, the majority of the associates who were furloughed have returned to work.

•	Starting on May 4, 2020, we began reopening stores in locations where permitted. As of August 1, 2020, we have reopened all of our stores.
•

The Company experienced a significant decline in sales demand, and expects to continue to experience volatility in demand for its merchandise. We also experienced pressure in gross margin, and continue to expect pressures on gross margin as we expect digital penetration to remain elevated and the potential for a heightened promotional environment.

•

Additionally, social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact store traffic which could result in a loss of sales and profit. As our stores reopened, we have implemented numerous social distancing and safety measures. These include providing personal protective equipment to our associates, implementing a more rigorous cleaning process, including enhanced cleaning of high touch surfaces throughout the day, installing protective barriers at all registers, and requiring associates and customers to wear face coverings while inside our stores. To encourage social distancing, we installed social distancing signage and markers throughout the store, closed our fitting rooms, widened aisles by removing in-aisle fixtures, relocated Amazon returns to a separate area of the store, and are limiting occupancy in stores as appropriate. We have implemented a new process for handling merchandise returns, reduced store operating hours, and are providing dedicated shopping hours for at-risk individuals.

The chart below details costs that we believe are directly attributable to COVID-19:

(Dollars In Millions)		Three Months Ended	Six Months Ended
Decription	Classification	August 1, 2020	August 1, 2020
Inventory write-downs	Cost of merchandise sold	$—	$187
Net compensation and benefits	Selling, general, and administrative	6	40
Other costs	Selling, general, and administrative	21	27
Asset write-offs	Impairments, store closing, and other costs	—	53
Total		$27	$307

In response to COVID-19 we have taken the following actions to preserve financial liquidity and flexibility during the first half of 2020:

•	Managed inventory receipts meaningfully lower,
•	Significantly reduced expenses across all areas of the business including marketing, technology, operations, and payroll,
•	Decreased capital expenditures 55% year to date 2020,
•	Suspended share repurchase program,
•	Suspended regular quarterly cash dividend beginning in the second quarter of 2020,
•	Replaced and upsized the unsecured $1.0 billion revolver with a $1.5 billion secured facility, of which $1.0 billion was drawn as of quarter-end,
•	Issued $600 million of 9.5% notes due 2025, and
•	Completed a sale leaseback for our San Bernardino E-commerce fulfillment and distribution center which generated net proceeds of $193 million after fees and also resulted in a $127 million gain.

We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements. However, we do expect the impact to continue to have a material adverse effect on our business, financial condition, and results of operations for the full year 2020.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
Net sales	$3,213	$4,169	$(956)	$5,373	$7,990	$(2,617)
Other revenue	194	261	(67)	462	527	(65)
Total revenue	$3,407	$4,430	$(1,023)	$5,835	$8,517	$(2,682)

Net sales declined 22.9% for the second quarter of 2020 and 32.8% for year to date 2020.

•

The decrease in net sales reflects the temporary nationwide closure of our stores on March 20, 2020 due to COVID-19 which resulted in a decrease in transactions. All of our stores reopened during the second quarter of 2020.

•

Digital sales increased 58% for the second quarter of 2020 and 41% for year to date 2020. Digital penetration represented 41% of net sales for the second quarter of 2020 and 43% of net sales for year to date 2020.

•	All lines of business reported increases in digital sales for the second quarter and year to date 2020 with Home and Children’s outperforming the Company average.
•	Active continues to be a key strategic initiative and outperformed the rest of the Company for the second quarter and year to date 2020.

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

As our stores were closed for a period during the second quarter of 2020, we have not included a discussion of comparable sales as we do not believe it is a meaningful metric over this period of time.

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

The decreases in Other revenue of $67 million for the second quarter of 2020 and $65 million for year to date 2020 were driven by lower credit revenue due to lower accounts receivable balances associated with lower sales.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019	Change		August 1, 2020	August 3, 2019	Change
Net sales	$3,213	$4,169	$(956)		$5,373	$7,990	$(2,617)
Cost of merchandise sold	2,149	2,550	(401)		3,936	4,965	(1,029)
Gross margin	$1,064	$1,619	$(555)		$1,437	$3,025	$(1,588)
Gross margin as a percent of net sales	33.1%	38.8%	(569)	bps	26.8%	37.9%	(1,109)	bps

Cost of merchandise sold includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental, and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for digital sales; and terms cash discount. Our Cost of merchandise sold may not be comparable with that of other retailers because we include distribution center and buying costs in Selling, general, and administrative expenses while other retailers may include these expenses in Cost of merchandise sold.

In the second quarter, the decrease in gross margin as a percent of net sales was driven by approximately 295 bps due to mix of business and increased promotional activity as well as approximately 275 bps due to higher shipping costs due to increased digital sales penetration. Year to date, the decrease was driven by approximately 275 bps due to the mix of business and increased promotional activity, approximately 265 bps due to higher shipping costs, as well as approximately 550 bps due to the inventory actions taken in the first quarter of 2020.

Selling, General, and Administrative Expenses ("SG&A")

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019	Change		August 1, 2020	August 3, 2019	Change
SG&A	$1,050	$1,269	$(219)		$2,116	$2,544	$(428)
As a percent of total revenue	30.8%	28.6%	217	bps	36.3%	29.9%	639	bps

SG&A expenses include compensation and benefit costs (including stores, headquarters, buying, and distribution centers); occupancy and operating costs of our retail, distribution, and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental, and identifiable costs; expenses related to our credit card operations; and other administrative revenues and expenses. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

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

The following table summarizes the decreases in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars In Millions)	August 1, 2020	August 1, 2020
Credit expenses	$(17)	$(38)
Corporate and other	(23)	(83)
Marketing	(72)	(123)
Store expenses	(107)	(184)
Total decrease	$(219)	$(428)

SG&A expenses decreased $219 million, or 17.3%, to $1.0 billion in the second quarter of 2020. As a percentage of revenue, SG&A deleveraged by 217 bps. Year to date SG&A expenses decreased $428 million, or 16.8%. As a percentage of revenue, SG&A deleveraged by 639 bps. The decrease in SG&A was primarily driven by a reduction in store expenses due to temporary store closures nationwide, lower marketing expense due to reductions in most working media channels, and lower credit expenses due to lower sales and payroll in the second quarter and year to date 2020. Partially offsetting the decrease in SG&A expenses in the second quarter and year to date 2020 were expenses related to the COVID-19 pandemic which primarily consisted of incremental employee compensation and benefits as well as cleaning and protective supplies. Included in these expenses was the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, enacted on March 27, 2020, provides eligible employers with an employee retention credit equal to 50% of qualified wages paid to employees who were not providing services to the Company due to the impact of COVID-19.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
Depreciation and amortization	$219	$228	$(9)	$446	$458	$(12)
Interest expense, net	78	53	25	136	105	31
Impairments, store closing, and other costs	(2)	7	(9)	64	56	8
(Gain) on Sale of Real Estate	(127)	—	(127)	(127)	—	(127)

Depreciation and amortization decreases were driven by the maturity of our store portfolio, as well as capital reductions.

In the second quarter of 2020 we recognized a gain of $2 million in Impairments, store closing, and other costs which was the result of a gain due to a lease amendment partially offset by an asset impairment on assets held for sale. Additionally, we recognized a gain of $127 million from the sale leaseback transaction of our San Bernardino E-commerce fulfillment and distribution centers. In the first quarter of 2020, we incurred $51 million in asset write-offs, $2 million related to capital reductions and strategy changes due to COVID-19, and $13 million in brand exit costs. In the second quarter of 2019, we incurred $7 million in costs related to the closure of our four Off-Aisle clearance centers, a voluntary role reduction program, and a gain on lease termination. In the first quarter of 2019, we incurred $49 million in lease impairment charges related to the closure of four stores.

Net interest expense increased in the second quarter and year to date 2020 as a result of higher interest expense due to the outstanding balance on the revolving credit facility and the $600 million of notes issued in April 2020.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019	Change	August 1, 2020	August 3, 2019	Change
(Benefit) provision for income taxes	$(7)	$82	$(89)	$(242)	$86	$(328)
Effective tax rate	(17.9%)	25.3%		32.9%	22.1%

The second quarter and year to date 2020 resulted in a benefit for income taxes driven by a year to date 2020 net loss due to lower sales that resulted from the temporary closure of our stores. The second quarter change in our effective tax rate was primarily due to the benefit from the net loss carryback which offset income from taxable years where the federal statutory tax rate was 35% versus the current federal statutory tax rate of 21%. In addition, the Company recognized favorable items in the first half of 2020 that are more beneficial to the rate than those recognized in the first half of 2019, resulting in a negative rate for the second quarter and an increase in the rate for year to date 2020.

Income (Loss) Before Income Taxes, Net Income (Loss), and Earnings (Loss) Per Diluted Share

	August 1, 2020			August 3, 2019
(Dollars in Millions, Except per Share Data)	Income (Loss) before Income Taxes	Net Income (Loss)	Earnings (Loss) Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Three Months Ended:
GAAP(1)	$40	$47	$0.30	$323	$241	$1.51
Impairments, store closing, and other costs	(2)	(2)	(0.01)	7	7	0.05
(Gain) on Sale of Real Estate	(127)	(127)	(0.82)	—	—	—
Income tax impact of items noted above	—	43	0.28	—	(1)	(0.01)
Adjusted (non-GAAP)(2)	$(89)	$(39)	$(0.25)	$330	$247	$1.55
Six Months Ended:
GAAP	$(736)	$(494)	$(3.21)	$389	$303	$1.89
Impairments, store closing, and other costs	64	64	0.41	56	56	0.35
(Gain) on Sale of Real Estate	(127)	(127)	(0.82)	—	—	—
Income tax impact of items noted above	—	23	0.15	—	(14)	(0.09)
Adjusted (non-GAAP)	$(799)	$(534)	$(3.47)	$445	$345	$2.15

(1)

Weighted average diluted shares outstanding for purpose of calculating diluted earnings per share for the three months ended August 1, 2020 was 155 million, which includes the dilutive effect of share-based awards as determined under the treasury stock method.

(2)

Weighted average diluted shares outstanding for purposes of calculating diluted adjusted (loss) per share for the three months ended August 1, 2020 was 154 million as the effect of including dilutive shares would be antidilutive.

We believe the adjusted results in the table above are useful because they provide enhanced visibility into our results for the periods excluding the impact of certain items such as those included in the table above. However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.

Seasonality and Inflation

Our business, like that of other retailers, is subject to seasonal influences. Sales and income are typically higher during the back-to-school and holiday seasons. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Due to the impact of COVID-19, typical sales patterns may not occur this year.

In addition to COVID-19, we expect that our operations will continue to be influenced by general economic conditions, including food, fuel, and energy prices, higher unemployment, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Financial liquidity and flexibility are a key focus of our response to COVID-19. As previously mentioned, we took various actions during the first half of 2020 to preserve our financial liquidity and flexibility.

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

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season. Due to COVID-19, typical working capital and inventory patterns may not recur this fiscal year.

	Six Months Ended
(Dollars in Millions)	August 1, 2020	August 3, 2019	Change
Net cash provided by (used in):
Operating activities	$304	$676	$(372)
Investing activities	(3)	(439)	436
Financing activities	1,404	(546)	1,950

Operating Activities

Operating activities generated $304 million of cash in the first half of 2020 compared to $676 million in the first half of 2019. The decrease was primarily due to decreased sales resulting from temporary nationwide store closures due to COVID-19.

Investing Activities

Investing activities used cash of $3 million in the first half of 2020 and $439 million in the first half of 2019. The decrease was due to reductions in capital expenditures as a part of our response to COVID-19 as well as the proceeds from the sale of real estate.

Financing Activities

Financing activities generated cash of $1.4 billion in the first half of 2020 compared to $546 million cash used for financing activities in the first half of 2019.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. At August 1, 2020, $1.0 billion was outstanding on the credit facility bearing an effective interest rate of 3.41%.

In April 2020, we issued $600 million of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes mature in May 2025. We used part of the net proceeds from this offering to repay $500 million of the borrowings under our senior secured, asset based revolving credit facility with the remainder for general corporate purposes.

As a result of the suspension of our share repurchase program in response to COVID-19, treasury stock purchases in the first half of 2020 were $8 million compared to $254 million in the first half of 2019. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $108 million ($0.704 per share) in the first half of 2020 and $214 million ($1.34 per share) in the first half of 2019. In response to COVID-19, the dividend program was suspended in April 2020, effective the beginning of the second quarter of 2020. The Company remains committed to paying a dividend once the uncertain and volatile conditions caused by COVID-19 have stabilized.

As of August 1, 2020, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	August 1, 2020	August 3, 2019
Working capital	$3,122	$1,838
Current ratio	2.22	1.65

The increase in our working capital and current ratio are primarily due to higher cash balances as a result of debt issuances.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments, including a restriction on dividends in 2020 if our outstanding borrowings under the credit facility exceed $1.0 billion. These covenants vary from those presented in our Annual Report on Form 10-K. As of August 1, 2020, we were in compliance with all covenants and expect to remain in compliance during the remainder of fiscal 2020.

Contractual Obligations

During the first half of 2020, we issued $600 million in aggregate principal amount of 9.50% notes due 2025. We also replaced our outstanding unsecured credit facility, of which $1 billion was outstanding at the end of the quarter. See "Liquidity and Capital Resources" for additional details about these financing activities. See Note 3 of the Consolidated Financial Statements for additional details about outstanding debt. There have been no other significant changes in the contractual obligations disclosed in our 2019 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of August 1, 2020.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2019 Form 10-K, other than as set out in our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, in Item 1A of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended August 1, 2020:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3 - 30, 2020	20,670	$16.73	—	$726
May 31 - July 4, 2020	16,098	22.26	—	726
July 5 - August 1, 2020	2,202	20.39	—	726
Total	38,970	$19.22	—	$726

Item 6. Exhibits

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 3, 2020	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)