Form 10-Q
period 2020-10-31
KOHLS Corp
filed 2020-12-03
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 27, 2020 Common Stock, Par Value $0.01 per Share, 157,652,395 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Current assets:
Cash and cash equivalents	$1,939	$723	$490
Merchandise inventories	3,607	3,537	4,887
Income tax receivable	115	15	25
Other	335	374	379
Total current assets	5,996	4,649	5,781
Property and equipment, net	6,876	7,352	7,364
Operating leases	2,422	2,391	2,427
Other assets	150	163	167
Total assets	$15,444	$14,555	$15,739

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,184	$1,206	$2,454
Accrued liabilities	1,272	1,233	1,347
Income taxes payable	—	48	2
Current portion of:
Finance lease and financing obligations	127	124	110
Operating leases	160	158	162
Total current liabilities	3,743	2,769	4,075
Long-term debt	2,450	1,856	1,856
Finance lease and financing obligations	1,402	1,367	1,332
Operating leases	2,644	2,619	2,643
Deferred income taxes	74	260	258
Other long-term liabilities	293	234	220
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,303	3,272	3,256
Treasury stock, at cost	(11,594)	(11,571)	(11,490)
Retained earnings	13,125	13,745	13,585
Total shareholders’ equity	$4,838	$5,450	$5,355
Total liabilities and shareholders’ equity	$15,444	$14,555	$15,739

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$3,779	$4,358	$9,152	$12,348
Other revenue	200	267	662	794
Total revenue	3,979	4,625	9,814	13,142
Cost of merchandise sold	2,424	2,775	6,360	7,740
Operating expenses:
Selling, general, and administrative	1,302	1,419	3,418	3,962
Depreciation and amortization	210	227	656	687
Impairments, store closing, and other costs	21	—	85	55
(Gain) on sale of real estate	—	—	(127)	—
Operating income (loss)	22	204	(578)	698
Interest expense, net	78	52	214	157
(Gain) loss on extinguishment of debt	—	(9)	—	(9)
(Loss) income before income taxes	(56)	161	(792)	550
(Benefit) provision for income taxes	(44)	38	(286)	124
Net (loss) income	$(12)	$123	$(506)	$426
Net (loss) income per share:
Basic	$(0.08)	$0.79	$(3.28)	$2.69
Diluted	$(0.08)	$0.78	$(3.28)	$2.67

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock-based awards	—	—	—	—
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,290	$3,236	$3,272	$3,204
Stock-based awards	13	20	31	52
Balance, end of period	$3,303	$3,256	$3,303	$3,256

Treasury stock, at cost
Balance, beginning of period	$(11,594)	$(11,353)	$(11,571)	$(11,076)
Treasury stock purchases	—	(133)	(8)	(387)
Stock-based awards	—	(5)	(21)	(32)
Dividends paid	—	1	6	5
Balance, end of period	$(11,594)	$(11,490)	$(11,594)	$(11,490)

Retained earnings
Balance, beginning of period	$13,137	$13,568	$13,745	$13,395
Change in accounting standard (a)	—	—	—	88
Net (loss) income	(12)	123	(506)	426
Dividends paid	—	(106)	(114)	(324)
Balance, end of period	$13,125	$13,585	$13,125	$13,585

Total shareholders' equity, end of period	$4,838	$5,355	$4,838	$5,355

Common stock
Shares, beginning of period	377	375	375	374
Stock-based awards	—	—	2	1
Shares, end of period	377	375	377	375
Treasury stock
Shares, beginning of period	(219)	(215)	(219)	(211)
Treasury stock purchases	—	(3)	—	(7)
Shares, end of period	(219)	(218)	(219)	(218)
Total shares outstanding, end of period	158	157	158	157

Dividends paid per common share	$—	$0.67	$0.704	$2.01

(a)	Adoption of new lease accounting standard in 2019.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019
Operating activities
Net (loss) income	$(506)	$426
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	656	687
Share-based compensation	26	47
Deferred income taxes	(181)	45
Impairments, store closing, and other costs	49	45
(Gain) on sale of real estate	(127)	—
(Gain) loss on extinguishment of debt	—	(9)
Non-cash inventory costs	187	—
Non-cash lease expense	111	112
Other non-cash expense (income)	15	(3)
Changes in operating assets and liabilities:
Merchandise inventories	(251)	(1,405)
Other current and long-term assets	54	34
Accounts payable	978	1,266
Accrued and other long-term liabilities	159	(26)
Income taxes	(147)	(49)
Operating lease liabilities	(113)	(125)
Net cash provided by operating activities	910	1,045
Investing activities
Acquisition of property and equipment	(264)	(678)
Proceeds from sale of real estate	194	—
Other	—	8
Net cash used in investing activities	(70)	(670)
Financing activities
Proceeds from issuance of debt	2,097	—
Deferred financing costs	(19)	—
Treasury stock purchases	(8)	(387)
Shares withheld for taxes on vested restricted shares	(21)	(32)
Dividends paid	(108)	(319)
Reduction of long-term borrowings	(1,497)	(6)
Finance lease and financing obligation payments	(72)	(88)
Proceeds from stock option exercises	—	2
Proceeds from financing obligations	4	11
Net cash provided by (used in) financing activities	376	(819)
Net increase (decrease) in cash and cash equivalents	1,216	(444)
Cash and cash equivalents at beginning of period	723	934
Cash and cash equivalents at end of period	$1,939	$490
Supplemental information
Interest paid, net of capitalized interest	$159	$131
Income taxes paid	138	154
Property and equipment acquired through:
Finance lease liabilities	118	163
Operating lease liabilities	140	103

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

In the second quarter of 2020, we completed a sale leaseback for our San Bernardino E-commerce fulfillment and distribution center. The properties were sold for $195 million and generated net proceeds of $193 million after fees. A gain of $127 million was recognized during the second quarter of 2020 and is recorded in gain on sale of real estate. An initial operating lease liability and a corresponding right of use asset of $84 million were recorded for these leased locations.

In the third quarter of 2019, we purchased leased equipment that was accounted for as a financing obligation and resulted in recognition of a $9 million gain on extinguishment of debt.

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

In the first quarter of 2020, as a result of the COVID-19 pandemic and store closures, we recorded a reserve of $163 million for excess seasonal inventory where the expected selling price was less than cost for the quarter ended May 2, 2020. No reserve was required for the quarter ended October 31, 2020 or November 2, 2019.

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

In the third quarter of 2020, we reclassified $22 million of assets held for sale to assets to be held and used. As of October 31, 2020, we did not have any assets held for sale.

Restructuring Reserve

The following table summarizes changes in the restructuring reserve during the nine months ended October 31, 2020:

(Dollars In Millions)	Severance
Balance - February 1, 2020	$27
Payments and reversals	(34)
Additions	23
Balance - October 31, 2020	$16

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

The following table provides a brief description of issued, but not yet effective, accounting standards:

Standard	Description	Effect on our Financial Statements
Income Taxes (ASU 2019-12) Issued December 2019 Effective Q1 2021	The new standard is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles as outlined in U.S. GAAP.	We are evaluating the impact of the new standard on our financial statements.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Women's	$1,025	$1,267	$2,569	$3,868
Home	700	639	1,840	1,786
Men's	711	899	1,672	2,538
Children's	593	649	1,257	1,565
Footwear	389	473	959	1,346
Accessories	361	431	855	1,245
Net Sales	$3,779	$4,358	$9,152	$12,348

Unredeemed gift cards and merchandise return card liabilities totaled $272 million as of October 31, 2020, $334 million as of February 1, 2020, and $252 million as of November 2, 2019. Revenue of $127 million was recognized during the current year from the February 1, 2020 ending balance.

3. Debt

Long-term debt consists of the following unsecured senior debt:

	Effective Rate	Coupon Rate	Outstanding
Maturity (Dollars in Millions)			October 31, 2020	February 1, 2020	November 2, 2019
2023	3.25%	3.25%	$350	$350	$350
2023	4.78%	4.75%	184	184	184
2025	9.50%	9.50%	600	—	—
2025	4.25%	4.25%	650	650	650
2029	7.36%	7.25%	42	42	42
2033	6.05%	6.00%	113	113	113
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			2,467	1,867	1,867
Unamortized debt discounts and deferred financing costs			(17)	(11)	(11)
Unsecured senior debt			2,450	1,856	1,856
Effective interest rate			5.90%	4.74%	4.74%

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.6 billion at October 31, 2020, $2.0 billion at February 1, 2020, and $2.0 billion at November 2, 2019.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. The revolver is secured by substantially all of our assets other than real estate, and contains customary events of default and financial, affirmative, and negative covenants, including but not limited to, a springing financial covenant related to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments, including a restriction on dividends in 2020 if our outstanding borrowings under the credit facility exceed $1.0 billion. Outstanding borrowings under the credit facility bear interest at a variable rate based on LIBOR plus the applicable margin. In October 2020, we fully repaid the $1.0 billion outstanding balance on our revolver and have the full $1.5 billion available for utilization. No amounts were outstanding on the credit facility in place as of October 31, 2020, February 1, 2020 or November 2, 2019.

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

4. Stock-Based Awards

The following table summarizes our stock-based awards activity for the nine months ended October 31, 2020:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 1, 2020	87	$51.78	2,312	$56.24	1,274	$61.55
Granted	—	—	2,602	20.24	735	21.12
Exercised/vested	—	—	(981)	53.47	(826)	42.72
Forfeited/expired	(49)	51.47	(404)	40.56	(25)	73.55
Balance - October 31, 2020	38	$52.20	3,529	$32.23	1,158	$49.03

In 2019, we granted 1,747,441 of stock warrants. The total vested and unvested warrants as of October 31, 2020 were 349,489 and 1,397,952, respectively.

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

6. Income Taxes

The Company’s effective income tax rates for the three and nine months ended October 31, 2020 were 78.6% and 36.1%, respectively. The effective income tax rates for the three and nine months ended November 2, 2019 were 23.6% and 22.5%, respectively. The change in the effective income tax rate from the prior year and prior quarter and in comparison to the statutory rate was driven by the carryback of net losses and associated tax planning strategies that offset income from taxable years where the rate was 35%, as contemplated by the CARES Act. The Company is continuing to evaluate tax planning strategies, which may drive additional material tax benefits in the balance of the year.

7. Net (Loss) Income Per Share

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

The information required to compute basic and diluted Net (loss) income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollar and Shares in Millions, Except per Share Data)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator—Net (loss) income	$(12)	$123	$(506)	$426
Denominator—Weighted-average shares:
Basic	154	156	154	158
Dilutive impact	—	1	—	1
Diluted	154	157	154	159
Net (loss) income per share:
Basic	$(0.08)	$0.79	$(3.28)	$2.69
Diluted	$(0.08)	$0.78	$(3.28)	$2.67

The following potential shares of common stock were excluded from the diluted Net (loss) income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in Millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Anti-dilutive shares	6	3	6	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the third quarter” are for the three fiscal months (13 weeks) ended October 31, 2020 or November 2, 2019. References to “year to date” are for the nine fiscal months (39 weeks) ended October 31, 2020 or November 2, 2019. References to “the first quarter” are for the three fiscal months (13 weeks) ended May 2, 2020 or May 4, 2019. References to “the second quarter” are for the three fiscal months (13 weeks) ended August 1, 2020 or August 3, 2019.

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

Executive Summary

As of October 31, 2020, we operated 1,162 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•	Third quarter sales and earnings exceeded company expectations, with significant improvement from the second quarter
•	Strengthened financial position during the quarter by fully repaying revolver and ending with $1.9 billion in cash
•	Strong operating cash flow year-to-date of $910 million, including $606 million in the third quarter
•	13.3% decrease in comparable sales
•	48 basis point decrease in gross margin as a percent of net sales
•	8.2% decrease in SG&A expenses
•	($0.08) loss per share
•	$0.01 earnings per share on a non-GAAP basis

Recent Developments

As discussed in our 2019 Form 10-K, the World Health Organization declared the outbreak of COVID-19 as a pandemic in March 2020. Subsequently, COVID-19 has continued to spread throughout the United States. As a result, the President of the United States declared a national emergency. Federal, state, and local governing bodies mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. The response to the COVID-

19 pandemic has negatively affected the global economy, disrupted global supply chains, and created significant disruption in the financial and retail markets, including a decrease in consumer demand for our merchandise.

The COVID-19 pandemic has had, and will likely continue to have, significant adverse effects on our business including, but not limited to the following:

•

On March 20, 2020, the Company furloughed 85,000 store and distribution center associates, as well as some corporate office associates, as a result of temporarily closing all of our stores which limited our business to the digital channel. As of October 31, 2020, the majority of the associates who were furloughed have returned to work.

•	Starting on May 4, 2020, we began reopening stores in locations where permitted. As of October 31, 2020, we have reopened all of our stores.
•

The Company experienced a significant decline in sales demand, and expects to continue to experience volatility in demand for its merchandise. We also experienced pressure in gross margin, and continue to expect pressures on gross margin as we expect digital penetration to remain elevated. In addition, during the fourth quarter of 2020, the Company anticipates an impact to gross margin from freight surcharges related to increased digital penetration across the retail industry resulting from the COVID-19 pandemic.

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

The chart below details costs that we believe are directly attributable to COVID-19:

(Dollars In Millions)		Three Months Ended	Nine Months Ended
Description	Classification	October 31, 2020	October 31, 2020
Inventory write-downs	Cost of merchandise sold	$—	$187
Net compensation and benefits	Selling, general, and administrative	15	55
Other costs	Selling, general, and administrative	14	41
Asset write-offs	Impairments, store closing, and other costs	—	53
Total		$29	$336

In response to COVID-19 we have taken the following actions to preserve financial liquidity and flexibility during the first nine fiscal months of 2020:

•	Managed inventory receipts meaningfully lower,
•	Significantly reduced expenses across all areas of the business including marketing, technology, operations, and payroll,
•	Reduced capital expenditures 61% year to date 2020,
•	Suspended share repurchase program,
•	Suspended regular quarterly cash dividend beginning in the second quarter of 2020,
•	Replaced and upsized the unsecured $1.0 billion revolver with a $1.5 billion secured facility, of which all was fully available for utilization as of quarter-end,

•	Issued $600 million of 9.5% notes due 2025, and
•	Completed a sale leaseback for our San Bernardino E-commerce fulfillment and distribution center which generated net proceeds of $193 million after fees and also resulted in a $127 million gain.

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

Our Vision and Strategy

During the quarter we introduced our new strategic framework. Our vision is to be “the most trusted retailer of choice for the active and casual lifestyle.”  We are uniquely positioned to deliver against this vision by serving the entire family, offering an accessible and aspirational brand portfolio, providing a seamless omnichannel experience, and having a leading loyalty program.

Our strategy is designed to create long-term shareholder value and we have four key areas of focus: driving top line growth, expanding operating margin, disciplined capital management, and an agile, accountable, and inclusive culture.

Driving Top Line Growth

We are focused on driving top line growth by being the destination for the active and casual lifestyle, leading with loyalty and value, and offering a differentiated omnichannel experience. As the destination for the active and casual lifestyle, our initiatives include expanding our active and outdoor business to at least 30% of net sales, reigniting growth in our women’s business, building a sizable beauty business, driving category productivity and inventory turn, and capturing market share from the retail industry disruption. Our loyalty and value efforts include simplifying the value we deliver to our customers and maintaining our industry leading loyalty program, which includes Kohl’s Rewards and the Kohl’s Card. We will also continue to offer a compelling and differentiated omnichannel experience, through modernizing our stores and enhancing our digital experience, as well as continuing to invest in our omnichannel capabilities.

Expanding Operating Margin

We have established a goal of expanding our operating margin to 7% to 8%. To accomplish this goal, we are targeting both gross margin improvement and selling, general, and administrative expense leverage. Our gross margin initiatives include inventory management and increasing inventory turn, optimizing our promotional strategies, and transforming our supply chain. Our selling, general, and administrative expense initiatives include leveraging our operational excellence discipline with a focus on driving greater efficiency across stores, marketing, technology, and corporate expenses.

Disciplined Capital Management

We are committed to disciplined capital management and we will continue to manage the business with a long-term objective of sustaining an Investment Grade rating. We have a long history of strong cash flow generation, investing in our business, and returning significant capital to shareholders, all of which will continue to remain important in the future.

Agile, Accountable, and Inclusive Culture

We are committed to fostering a diverse, equitable, and inclusive environment for our associates and customers. We have recently established a diversity and inclusion framework, which includes a number of key initiatives across three pillars: Our People, Our Customers, and Our Communities. In addition, we continue to show our commitment to Environmental, Social, and Corporate Governance (“ESG”) and have established 2025 goals related to climate change, waste and recycling, and sustainable sourcing.

Results of Operations

Total Revenue

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
Net sales	$3,779	$4,358	$(579)	$9,152	$12,348	$(3,196)
Other revenue	200	267	(67)	662	794	(132)
Total revenue	$3,979	$4,625	$(646)	$9,814	$13,142	$(3,328)

Net sales declined 13.3% for the third quarter of 2020 and 25.9% for year to date 2020.

•	Comparable sales decreased 13.3% for the third quarter.
•

The decrease in net sales reflects the continued impact of COVID-19 which includes the temporary nationwide closure of our stores on March 20, 2020 resulting in a decrease in transactions. All of our stores reopened during the second quarter of 2020 and remained open during the third quarter of 2020.

•

Digital sales increased 25% for the third quarter of 2020 and 35% for year to date 2020. Digital penetration represented 32% of net sales for the third quarter of 2020 and 38% of net sales for year to date 2020.

•

From a line of business perspective, Home and Children’s outperformed the company average for the third quarter and year to date 2020, and Accessories, Footwear, Men’s, and Women’s performed below the company average in both the third quarter and year to date 2020.

•	Active continues to be a key strategic initiative and outperformed the rest of the Company for the third quarter and year to date 2020.

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

As our stores were closed for a period during the first nine months of 2020, we have not included a discussion of year to date comparable sales as we do not believe it is a meaningful metric over this period of time. Quarter to date comparable sales is disclosed above as our stores were open for the entire third quarter.

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

The decreases in Other revenue of $67 million for the third quarter of 2020 and $132 million for year to date 2020 were driven by lower credit revenue due to lower accounts receivable balances associated with lower sales and a higher payment rate resulting in less interest, late fees, and write-off activity.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019	Change		October 31, 2020	November 2, 2019	Change
Net sales	$3,779	$4,358	$(579)		$9,152	$12,348	$(3,196)
Cost of merchandise sold	2,424	2,775	(351)		6,360	7,740	(1,380)
Gross margin	$1,355	$1,583	$(228)		$2,792	$4,608	$(1,816)
Gross margin as a percent of net sales	35.8%	36.3%	(48)	bps	30.5%	37.3%	(680)	bps

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

In the third quarter, the decrease in gross margin as a percent of net sales was driven by increased shipping costs due to increased digital sales penetration offset by strong inventory management and pricing and promotion optimization. Year to date, the decrease was driven by approximately 320 bps due to the inventory actions taken in the first quarter of 2020, approximately 210 bps due to higher shipping costs, and approximately 150 bps due to the mix of business partially offset by strong inventory management and pricing and promotion optimization.

Selling, General, and Administrative Expenses ("SG&A")

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019	Change		October 31, 2020	November 2, 2019	Change
SG&A	$1,302	$1,419	$(117)		$3,418	$3,962	$(544)
As a percent of total revenue	32.7%	30.7%	205	bps	34.8%	30.1%	467	bps

SG&A expenses include compensation and benefit costs (including stores, corporate, buying, and distribution centers); occupancy and operating costs of our retail, distribution, and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities; marketing expenses, offset by vendor payments for reimbursement of specific, incremental, and identifiable costs; expenses related to our credit card operations; and other administrative revenues and expenses. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

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

The following table summarizes the decreases in SG&A by expense type:

	Three Months Ended	Nine Months Ended
(Dollars In Millions)	October 31, 2020	October 31, 2020
Credit expenses	$(15)	$(53)
Corporate and other	(16)	(98)
Marketing	(40)	(163)
Store expenses	(46)	(230)
Total decrease	$(117)	$(544)

SG&A expenses decreased $117 million, or 8.2%, to $1.3 billion in the third quarter of 2020. As a percentage of revenue, SG&A deleveraged by 205 bps. Year to date SG&A expenses decreased $544 million, or 13.7%. As a percentage of revenue, SG&A deleveraged by 467 bps. The decrease in the third quarter and year to date 2020 SG&A was primarily driven by a reduction in store expenses due to a reduction in sales and staffing model changes, lower marketing expense due to reductions in all working media channels, reduced capital spending in technology, and lower credit expenses due to lower payroll. Partially offsetting the decrease in SG&A expenses in the third quarter and year to date 2020 were expenses related to the COVID-19 pandemic which primarily consisted of incremental employee compensation and benefits as well as cleaning and protective supplies. Included in these expenses was the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act, enacted on March 27, 2020, provides eligible employers with an employee retention credit equal to 50% of qualified wages paid to employees who were not providing services to the Company due to the impact of COVID-19.

Other Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
Depreciation and amortization	$210	$227	$(17)	$656	$687	$(31)
Interest expense, net	78	52	26	214	157	57
Impairments, store closing, and other costs	21	—	21	85	55	30
(Gain) on sale of real estate	—	—	—	(127)	—	(127)
(Gain) loss on extinguishment of debt	—	(9)	9	—	(9)	9

Depreciation and amortization decreases were driven by the maturity of our store portfolio, as well as reduced capital spending in 2020.

In the third quarter of 2020, we recognized a corporate restructuring charge of $21 million in Impairments, store closing, and other costs. In the second quarter of 2020, we recognized a gain of $2 million related to a lease amendment which was partially offset by an asset impairment on assets held for sale. In the first quarter of 2020, we incurred $51 million in asset write-offs, $2 million related to capital reductions and strategy changes due to COVID-19, and $13 million in brand exit costs.

Year to date 2019, we incurred $55 million of impairments, store closing, and other costs; $49 million in lease impairment charges related to the closure of four Kohl’s stores and $6 million in costs related to the closure of our four Off-Aisle clearance centers, a voluntary role reduction program, and a gain on lease termination.

In the second quarter of 2020, we recognized a gain of $127 million from the sale leaseback transaction of our San Bernardino E-commerce fulfillment and distribution centers.

In the third quarter of 2019, we purchased leased equipment that was accounted for as a financing obligation and resulted in the recognition of a $9 million gain on extinguishment of debt.

Net interest expense increased in the third quarter and year to date 2020 as a result of higher interest expense due to the outstanding balance on the revolving credit facility which was fully paid in October 2020 and the $600 million of notes issued in April 2020.

Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019	Change	October 31, 2020	November 2, 2019	Change
(Benefit) provision for income taxes	$(44)	$38	$(82)	$(286)	$124	$(410)
Effective tax rate	78.6%	23.6%		36.1%	22.5%

The Company’s effective income tax rates for the three and nine months ended October 31, 2020 were 78.6% and 36.1%, respectively. The effective income tax rates for the three and nine months ended November 2, 2019 were 23.6% and 22.5%, respectively. The change in the effective income tax rate from the prior year and prior quarter and in comparison to the statutory rate was driven by the carryback of net losses and associated tax planning strategies that offset income from taxable years where the rate was 35%, as contemplated by the CARES Act. The Company is continuing to evaluate tax planning strategies, which may drive additional material tax benefits in the balance of the year.

(Loss) Income Before Income Taxes, Net (Loss) Income, and (Loss) Earnings Per Diluted Share

	October 31, 2020			November 2, 2019
(Dollars in Millions, Except per Share Data)	(Loss) before Income Taxes	Net (Loss) Income	(Loss) Earnings Per Diluted Share	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Three Months Ended:
GAAP(1)	$(56)	$(12)	$(0.08)	$161	$123	$0.78
Impairments, store closing, and other costs	21	21	0.14	—	—	—
(Gain) on sale of real estate	—	—	—	—	—	—
(Gain) loss on extinguishment of debt	—	—	—	(9)	(9)	(0.06)
Income tax impact of items noted above	—	(7)	(0.05)	—	2	0.02
Adjusted (non-GAAP)(2)	$(35)	$2	$0.01	$152	$116	$0.74
Nine Months Ended:
GAAP	$(792)	$(506)	$(3.28)	$550	$426	$2.67
Impairments, store closing, and other costs	85	85	0.55	55	55	0.35
(Gain) on sale of real estate	(127)	(127)	(0.82)	—	—	—
(Gain) loss on extinguishment of debt	—	—	—	(9)	(9)	(0.06)
Income tax impact of items noted above	—	16	0.10	—	(12)	(0.07)
Adjusted (non-GAAP)	$(834)	$(532)	$(3.45)	$596	$460	$2.89

(1)

Weighted average diluted shares outstanding for purposes of calculating diluted adjusted (loss) earnings per share for the three months ended October 31, 2020 was 154 million as the effect of including dilutive shares would be antidilutive.

(2)

Weighted average diluted shares outstanding for purpose of calculating diluted earnings per share for the three months ended October 31, 2020 was 155 million, which includes the dilutive effect of share-based awards as determined under the treasury stock method.

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

Liquidity and Capital Resources

Financial liquidity and flexibility are a key focus of our response to COVID-19. As previously mentioned, we took various actions during the first nine months of 2020 to preserve our financial liquidity and flexibility.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes, and other operating costs •Capital expenditures •Inventory •Share repurchases •Dividend payments •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility •Issuance of debt

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season. Due to COVID-19, typical working capital and inventory patterns may not occur this fiscal year.

	Nine Months Ended
(Dollars in Millions)	October 31, 2020	November 2, 2019	Change
Net cash provided by (used in):
Operating activities	$910	$1,045	$(135)
Investing activities	(70)	(670)	600
Financing activities	376	(819)	1,195

Operating Activities

Operating activities generated $910 million year to date 2020 compared to $1,045 million year to date 2019. The decrease was primarily due to a decline in net income resulting from decreased sales due to the temporary nationwide store closures due to COVID-19.

Investing Activities

Investing activities used $70 million year to date 2020 and $670 million year to date 2019. The decrease was due to reductions in capital expenditures as a part of our response to COVID-19 as well as the proceeds from the sale of real estate.

Financing Activities

Financing activities generated $376 million year to date 2020 compared to $819 million used year to date 2019.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. In October 2020, we paid $1.0 billion to fully repay our revolver and have $1.5 billion available for utilization. No amounts were outstanding on the credit facility in place as of October 31, 2020, February 1, 2020, or November 2, 2019.

In April 2020, we issued $600 million of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes mature in May 2025. We used part of the net proceeds from this offering to repay $500 million of the borrowings under our senior secured, asset based revolving credit facility with the remainder for general corporate purposes.

As a result of the suspension of our share repurchase program in response to COVID-19, treasury stock purchases year to date 2020 were $8 million compared to $387 million year to date 2019. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $108 million ($0.704 per share) year to date 2020 and $319 million ($2.01 per share) year to date 2019. In response to COVID-19, the dividend program was suspended beginning in the second quarter of 2020. The Company remains committed to paying a dividend and through disciplined capital management we plan to reinstate a dividend during the first half of 2021.

As of October 31, 2020, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	October 31, 2020	November 2, 2019
Working capital	$2,253	$1,706
Current ratio	1.60	1.42

The increase in our working capital and current ratio are primarily due to higher cash balances as a result of debt issuances, lower capital expenditures, proceeds from the sale of real estate, and cash provided by operating activities offset by a decrease in merchandise inventory.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments, including a restriction on dividends in 2020 if our outstanding borrowings under the credit facility exceed $1.0 billion. These covenants vary from those presented in our Annual Report on Form 10-K. As of October 31, 2020, we were in compliance with all covenants and expect to remain in compliance during the remainder of fiscal 2020.

Contractual Obligations

During the first quarter of 2020, we issued $600 million in aggregate principal amount of 9.50% notes due 2025. We also replaced our outstanding unsecured credit facility, of which no amount was outstanding at the end of the quarter. See "Liquidity and Capital Resources" for additional details about these financing activities. See Note 3 of the Consolidated Financial Statements for additional details about outstanding debt. There have been no other significant changes in the contractual obligations disclosed in our 2019 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of October 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2019 Form 10-K, other than as set out in our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, in Item 1A of Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended October 31, 2020:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2 - 29, 2020	2,032	$22.84	—	$726
August 30 - October 3, 2020	10,208	20.80	—	726
October 4 - 31, 2020	31,689	20.27	—	726
Total	43,929	$20.51	—	$726

Item 6. Exhibits

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 3, 2020	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)