Form 10-K
period 2021-01-30
KOHLS Corp
filed 2021-03-18
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At July 31, 2020, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was approximately $3.0 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

At March 10, 2021, the Registrant had outstanding an aggregate of 157,716,240 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Shareholders are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our" or "us") was organized in 1988 and is a Wisconsin corporation. As of January 30, 2021, we operated 1,162 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

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

The following tables summarize our net sales penetration by line of business and brand type over the last three years:

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report:

Fiscal Year	Ended	Number of Weeks
2020	January 30, 2021	52
2019	February 1, 2020	52
2018	February 2, 2019	52

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our store merchandise at our nine retail distribution centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier several times a week. Digital sales may be picked up in our stores or are shipped from a Kohl’s e-fulfillment center, retail distribution center or store, third-party fulfillment center, or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution centers.

Human Capital

At Kohl’s, our purpose is to inspire and empower families to lead fulfilled lives. We are committed to creating a culture where everyone belongs, where diversity and inclusion drive innovation and business results, while enabling associates and customers to be their authentic selves every single day.

Employee Count

During 2020, we employed an average of approximately 110,000 associates, which included approximately 36,000 full-time and 74,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe we maintain positive relations with our associates.

Health, Safety, and Wellness

We lead initiatives that ensure the way we communicate, work, and develop our product enables our customers and associates to shop, work, and engage in a safe environment. We have a dedicated team responsible to prepare our business for crisis events, including natural disasters and other unplanned disruptions like those brought on by the COVID-19 pandemic. To keep a healthy workforce, we launched an advocacy program that provides associates with 24/7 access to medical professionals following a work accident. We have enhanced the way our stores are built and operated in an effort to create a safer shopping experience for our associates and customers. We continue to pursue innovative ways to educate our teams on safety. Associates at our stores, distribution, and e-fulfillment centers receive specialized training to enhance our safety culture and reduce associate accidents.

Diversity and Inclusion

At Kohl’s, we are committed to creating an environment where everyone feels a sense of equity, where diversity is valued at all levels, and where inclusion is evident across our business. We strive to be purposeful in attracting, growing, and engaging more diverse talent while giving associates equitable opportunities for career growth. We administer our recruiting efforts with a focus on education, training, and sourcing strategies for increasing our diverse talent pipeline. Our diversity and inclusion strategy is embedded into our onboarding for all associates. We strive to drive economic empowerment through conversations, programs, and partnerships that improve quality of life in underserved communities. Along this journey, we are embracing opportunities to address racial disparities, including our recent pledge to double spending among diverse suppliers.

Diversity and inclusion efforts need to start at the top. In 2019, we joined the 1% club — the handful of Fortune 500 firms where both the Chief Executive Officer and Chief Financial Officer are women. We are focused on growing diverse leaders by engaging top and emerging talent in internal and external professional development offerings. Diversity is embedded within our organizational planning for the future, with diversity being an area of consideration during succession planning. We are working to develop inclusive leaders through a program aimed at building awareness and encouraging advocacy.

We have eight Business Resource Groups (BRGs) with 7,500 members that serve as champions for enhancing our diversity and inclusion efforts across our business. The BRGs make an impact across the organization with a focus on our three diversity and inclusion pillars which are Our People, Our Customers, and Our Communities. We work to provide learning opportunities for our leaders and associates to build a more diverse and inclusive workforce and engage associates on how that creates a competitive advantage. In 2020, we provided unconscious bias training across our workforce to help our associates understand and manage their blind spots and to build stronger connections with colleagues, customers, partners, and our communities.

Compensation and Benefits

As the makeup and needs of the modern family evolve, our products, services, and programs must also transform. We provide competitive compensation and benefits programs for our employees. All eligible associates receive a 100% match (up to 5% of pay) in Kohl’s 401(k) Savings Plan after one year of employment. Full-time associates are offered medical, dental, vision, prescription drug, disability and life insurance coverage, paid time off, and a merchandise discount. Part-time associates are offered dental, vision, supplementary life insurance, and a merchandise discount. We empower our associates’ work-life balance by giving them access to a full range of professional resources.

Training and Development

Behind our success are great teams of talented individuals who embody our values. We actively attract, engage, and hire talent who will drive our purpose. Our talent management team brings together performance management, talent assessment, succession planning, and career planning. This team provides tools, resources, and best practices to ensure we have the right talent in the right roles at the right time. We invest in executive coaching, assessments, internal programs, external courses, peer networks, and more.

From initial onboarding to high potential leadership development, we believe in training and career growth for our associates. We make efforts to stay ahead of the competition by leaning into new technologies and encouraging our associates to keep their skills fresh through our learning management system, which includes more than 1,000 online and in-person courses. We are committed to the highest standards of integrity and maintain a Code of Ethics to guide ethical decision-making for associates. We require associates to take annual ethics training, which is refreshed each year to cover relevant topics.

Competition

The retail industry is highly competitive. Management considers style, quality, price, and convenience to be the most significant competitive factors in the industry. Merchandise mix, brands, service, loyalty programs, credit availability, and customer experience are also key competitive factors. Our primary competitors are traditional department stores, mass merchandisers, off-price retailers, specialty stores, internet businesses, and other forms of retail commerce. Our specific competitors vary from market to market.

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

A third-party purchasing agent sources approximately 20% of the merchandise we sell. No vendor individually accounted for more than 10% of our net purchases in 2020. We have no significant long-term purchase commitments with any of our suppliers and believe that we are not dependent on any one supplier or one geographical location. We believe we have good working relationships with our suppliers.

Seasonality

Our business, like that of other retailers, is subject to seasonal influences. Sales and income are typically higher during the back-to-school and holiday seasons. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Due to the impact of COVID-19, typical sales patterns did not occur in fiscal 2020.

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

The following have also been posted on our website, under the caption “Investors” and sub-captions "Corporate Governance" or “ESG”:

•	Committee charters of our Board of Directors’ Audit Committee, Compensation Committee, and Governance & Nominating Committee
•	Corporate Governance Guidelines
•	Code of Ethics
•	Corporate Social Responsibility Report (under “ESG” sub-caption)

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

The retail industry is highly competitive. We compete for customers, associates, locations, merchandise, services, and other important aspects of our business with many other local, regional, and national retailers. Those competitors include traditional department stores, mass merchandisers, off-price retailers, specialty stores, internet businesses, and other forms of retail commerce.

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

The impact of COVID-19 could continue to have a material adverse impact on our business, financial condition, and results of operations.

The impact of and actions taken in response to COVID-19 have had a significant impact on the retail industry generally and our business specifically, starting in the first quarter of fiscal year 2020. At present, we cannot estimate the full impact of COVID-19, but we expect it to continue to have a material adverse impact on our business, financial condition, and results of operations.

Risks Relating to Revenues

On March 20, 2020, we temporarily closed our stores nationwide. Our stores remained closed until May 4, 2020, as we began to reopen stores in a phased approach and were fully reopened as of July 2020. In connection with the store closures, we temporarily furloughed store and store distribution center associates, as well as some corporate office associates whose work was significantly reduced by the store closures. Due to the store closures, we experienced a temporary material decline in revenue and operating cash flow. We cannot predict if further outbreaks would necessitate store closures again or if the availability of a vaccine will enable us to resume normal store operations.

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

Risks Relating to Operations

Because we temporarily closed all of our stores, we took steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our personnel. These steps may have an impact on our ability to attract and retain associates in the future. If we are unable to attract and retain associates in the future, such as those associates who found other employment during the furlough period, we may experience operational challenges. These risks related to our business, financial condition, and results of operations, are especially heightened given the uncertainty as to the extent and duration of COVID-19’s impact. We may also face demands or requests from our associates for additional compensation, healthcare benefits, or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. We cannot predict if further outbreaks would necessitate additional store closures again.

Our management team is focused on mitigating the impact of COVID-19, which required and will continue to require a large investment of time and focus. During fiscal 2020, we reduced certain of our resources, including decreasing planned capital expenditures and significantly reducing expenses across the business including expenses related to marketing, technology, and operations. This focus on mitigating the impact of COVID-19 could result in the delay of new initiatives, including brand launches. It also required us to take measures to make modifications to our stores and their operation to help protect the health and well-being of our customers, associates and others as they re-opened. To the extent these measures are ineffective or perceived as ineffective, it may harm our reputation and customer loyalty and make our customers less likely to shop in our stores.

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

Risks Relating to Liquidity

In light of the impact of COVID-19 on our business, we took several actions to increase our cash position and preserve financial flexibility, including borrowing $1.5 billion under our senior secured, asset based revolving credit facility and issuing $600 million in aggregate principal amount of 9.50% notes due in 2025, and accordingly, our long-term debt had increased substantially since February 1, 2020. However, we fully paid back the $1.5 billion in 2020 and we currently do not have any borrowings under the credit facility. In addition, we completed a sale leaseback for our San Bernardino E-Commerce fulfillment and distribution center which generated net proceeds of $193 million after fees.

Our access to capital is currently similar to that prior to the pandemic. But we maintain a credit rating that is just above non-investment grade and which can be downgraded if we do not demonstrate increasing profits and a willingness to reduce our debt outstanding. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be negatively impacted. Accordingly, a downgrade may cause our cost of borrowing to further increase. Further, COVID-19 could lead to further disruption and volatility in the capital markets generally, which could increase the cost of accessing financing. Our access to additional financing and its cost continues to depend on a number of factors, including economic conditions, financing markets, and the outlook for our business and the retail industry as a whole.

In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our senior secured, asset based revolving credit facility, the lenders under that agreement will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our senior secured, asset based revolving credit facility could trigger a cross-default, acceleration, or other consequences under other indebtedness or financial instruments to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets may adversely impact our ability to raise funds through additional financings.

COVID-19 could also cause or aggravate other risk factors that we identify in this section, which in turn could materially and adversely impact our business, financial condition, and results of operations. Further, COVID-19 may also affect our business, financial condition, and results of operations in a manner that is not presently known to us or that we currently do not consider to present significant risks to our business, financial condition, and results of operations.

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

A substantial portion of our merchandise is received from vendors and factories outside of the United States. We require all of our suppliers to comply with all applicable local and national laws and regulations and our Terms of Engagement for Kohl's Business Partners. These Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting, and corrective action. From time to time, suppliers may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more suppliers could have a negative impact on our reputation and our results of operations.

Our marketing may be ineffective.

We believe that differentiating Kohl's in the marketplace is critical to our success. We design our marketing and loyalty programs to increase awareness of our brands and to build personalized connections with new and existing customers. We believe these programs will strengthen customer loyalty, increase the number and frequency of customers that shop our stores and website, and increase our sales. If our marketing and loyalty programs are not successful or efficient, our sales and operating results could be adversely affected.

The reputation and brand image of Kohl’s and the brands and products we sell could be damaged.

We believe the Kohl's brand name and many of our proprietary brand names are powerful sales and marketing tools. We devote significant resources to develop, promote, and protect proprietary brands that generate national recognition. In some cases, the proprietary brands or the marketing of such brands are tied to or affiliated with well-known individuals. We also associate the Kohl’s brand with third-party national brands that we sell in our store and through our partnerships with companies in pursuit of strategic initiatives. Damage to the reputations (whether or not justified) of the Kohl’s brand, our proprietary brand names, or any affiliated individuals or companies with which we have partnered, could arise from product failures; concerns about human rights, working conditions, and other labor rights and conditions where merchandise is produced; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; perceptions of the national vendors and/or third party companies with which we partner; or various other forms of adverse publicity, especially in social media outlets. This type of reputational damage may result in a reduction in sales, operating results, and shareholder value.

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

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, and merchandise planning and allocation functions. We also generate sales through the operations of our Kohls.com website. We frequently make investments that will help maintain and update our existing information systems. We also depend on third parties as it relates to our information systems. In particular, we are currently migrating certain systems and applications to cloud environments that are hosted by third-party service providers. The potential problems and interruptions associated with implementing technology initiatives, the failure of our information systems to perform as designed, or the failure to successfully partner with our third party service providers, such as our cloud platform providers, could disrupt our business and harm our sales and profitability.

Our information technology projects may not yield their intended results.

We regularly have internal information technology projects in process. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results or may deliver an adverse user or customer experience. We may incur significant costs in connection with the implementation, ongoing use, or discontinuation of technology projects, or fail to successfully implement these technology initiatives, or achieve the anticipated efficiencies from such projects, any of which could adversely affect our operations, liquidity, and financial condition.

Weather conditions and natural disasters could adversely affect consumer shopping patterns and disrupt our operations.

A significant portion of our business is apparel and is subject to weather conditions. As a result, our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusually heavy snow, ice, or rain storms; natural disasters such as earthquakes, tornadoes, floods, fires, and hurricanes; or extended periods of unseasonable temperatures could adversely affect our performance by affecting consumer shopping patterns and diminish demand for seasonal merchandise. In addition, these events could cause physical damage to our properties or impact our supply chain, making it difficult or impossible to timely deliver seasonally appropriate merchandise. Although we maintain crisis management and disaster response plans, our mitigation strategies may be inadequate to address such a major disruption event.

We may be unable to successfully execute an omnichannel strategy.

Customer expectations about the methods by which they purchase and receive products or services are evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices, and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process. Our ability to compete with other retailers and to meet our customer expectations may suffer if we are unable to provide relevant customer-facing technology and omnichannel experiences. Our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Consequently, our results of operations could be adversely affected.

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

We may experience an increase in costs associated with shipping digital orders due to complimentary upgrades, split shipments, freight surcharges due to peak capacity constraints, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our website within a short period of time, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Also, third-party delivery and direct ship vendors may be unable to deliver merchandise on a timely basis.

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

Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels, potential labor organizing efforts, and changing demographics. Competitive and regulatory pressures have already significantly increased our labor costs. Further changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance and/or profitability. In addition, changes in federal and state laws relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, minimum wage, wage-and-hour, overtime, meal-and-break time, and joint/co-employment could cause us to incur additional costs, which could negatively impact our profitability.

Our business could be impacted by a potential proxy contest for the election of directors at our 2021 Annual Meeting of Shareholders.

On February 22, 2021, Macellum Advisors GP, LLC (together with its affiliates, “Macellum”), Ancora Holdings, Inc. (together with its affiliates, “Ancora”), Legion Partners Asset Management, LLC (together with its affiliates, “Legion Partners”), and 4010 Capital, LLC (together with its affiliates, “4010 Capital” and, together with Macellum, Ancora and Legion Partners, the “Activist Investors”), announced the nomination of nine candidates for election to our Board of Directors at our 2021 Annual Meeting of Shareholders. The Activist Investors subsequently reduced the number of candidates to five. A proxy contest with the Activist Investors for the election of directors could result in the Company incurring substantial costs, including proxy solicitation, public relations, and legal fees. Further, such a proxy contest could divert the attention of our Board of Directors, management, and employees, and may disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. The actions of the Activist Investors may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationship with investors, vendors, and other third parties. A proxy contest could also impact the market price and the volatility of our common stock.

Capital Risks

We may be unable to raise additional capital or maintain bank credit on favorable terms, which could adversely affect our business and financial condition.

We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong debt ratings. If our credit ratings fall below desirable levels, our ability to access the debt markets and our cost of funds for new debt issuances could be adversely impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). If our access to capital was to become significantly constrained or our cost of capital was to increase significantly our financial condition, results of operations, and cash flows could be adversely affected.

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

Various aspects of our operations are subject to federal, state, or local laws, rules, and regulations, any of which may change from time to time. The costs and other effects of new or changed legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services, reduce the availability of raw materials, or further restrict our ability to extend credit to our customers.

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

As part of our normal course of business, we collect, retain, process, and transmit sensitive and confidential customer, associate, and company information. We also engage third-party vendors that provide technology, systems, and services to facilitate our collection, retention, processing, and transmission of this information. The protection of this data is extremely important to us, our associates, and our customers. However, no security is perfect, and it is possible that our facilities and systems and those of our third-party vendors are vulnerable to cybersecurity threats, security breaches, system failures, acts of vandalism, fraud, misappropriation, malware, ransomware, and other malicious or harmful code, misplaced or lost data, programming and/or human errors, insider threats, or other similar events. Despite our substantial investments in personnel, training, and implementation of programs, procedures, and plans to protect the security, confidentiality, integrity, and availability of our information and to prevent, detect, contain, and respond to cybersecurity threats, there is no assurance that these measures will  prevent all cybersecurity threats, particularly given the ever-evolving and increasingly sophisticated methods of cyber-attack that may be difficult or impossible to anticipate and/or detect. Kohl’s and its third party consultants audit and test our security program. Any such data security incident involving the breach, misappropriation, loss, or other unauthorized disclosure of sensitive and/or confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material. In addition, data privacy and cybersecurity laws are in a period of change, including the recently enacted California Privacy Rights Act which amended and expanded the California Consumer Privacy Act, as well as Virginia’s new data privacy law, and there is potential for the enactment of other federal or state privacy laws relevant to our business. These legal changes may increase our compliance costs, impact our customers’ shopping experience, reduce our business efficiency, and subject us to additional regulatory scrutiny or data breach litigation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Stores

As of January 30, 2021, we operated 1,162 Kohl's stores with 82.2 million selling square feet in 49 states. We also operated 12 FILA outlets. Our typical store lease has an initial term of 20-25 years and four to eight five-year renewal options. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Some of our store leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our Kohl's stores as of January 30, 2021:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	21	Arkansas	8
Maryland	23	Maine	5	Kansas	11
Pennsylvania	51	Massachusetts	25	Louisiana	7
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	7	New Jersey	38	Oklahoma	11
		New York	50	Texas	84
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	117	Total Northeast	156	Total South Central	148

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	41	Florida	51	Arizona	26
Iowa	18	Georgia	32	California	117
Michigan	46	Kentucky	18	Colorado	24
Minnesota	28	Mississippi	5	Idaho	6
Nebraska	8	North Carolina	31	Montana	3
North Dakota	4	South Carolina	16	Nevada	13
Ohio	59	Tennessee	20	New Mexico	5
South Dakota	4			Oregon	11
Wisconsin	41			Utah	12
				Washington	19
				Wyoming	2
Total Midwest	315	Total Southeast	187	Total West	239

Location		Ownership
Strip centers	944	Owned	409
Freestanding	155	Leased	516
Community & regional malls	63	Ground leased	237

Distribution Centers

The following table summarizes key information about each of our distribution centers:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
E-commerce fulfillment centers:
Monroe, Ohio	2001	1,225,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000
Etna, Ohio	Expected 2021	1,300,000

We own all of the distribution centers except the San Bernardino, California locations and Corsicana, Texas, which are leased.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

Our executive officers as of January 30, 2021 were as follows:

Name	Age	Position
Michelle Gass	52	Chief Executive Officer
Doug Howe	60	Chief Merchandising Officer
Jill Timm	47	Senior Executive Vice President, Chief Financial Officer
Marc Chini	62	Senior Executive Vice President, Chief People Officer
Paul Gaffney	54	Senior Executive Vice President, Chief Technology Officer
Greg Revelle	43	Senior Executive Vice President, Chief Marketing Officer
Jason Kelroy	46	Senior Executive Vice President, General Counsel & Corporate Secretary

Michelle Gass

Ms. Gass has served as our Chief Executive Officer and as a director since May 2018. Ms. Gass was promoted to CEO-elect in October 2017. She joined the Company in 2013 as Chief Customer Officer and was named Chief Merchandising and Customer Officer in June 2015. Ms. Gass has more than 30 years of experience in the retail and consumer goods industries. Prior to joining the Company, she spent more than 16 years with Starbucks holding a variety of leadership roles across marketing, strategy, merchandising, and operations, including president, Starbucks Europe, Middle East, and Africa. She began her career with Procter & Gamble. Ms. Gass has received numerous professional honors, including being named to Fortune’s Most Powerful Women in Business and Businessperson of the Year lists, as well as being named The Visionary 2020 by the National Retail Federation. Ms. Gass currently serves on the Board of Directors for PepsiCo, Retail Industry Leaders Associates, National Retail Federation, and Children’s Wisconsin. She received her undergraduate degree from Worcester Polytechnic Institute and an MBA from the University of Washington.

Doug Howe

Mr. Howe has served as Chief Merchandising Officer since May 2018. Prior to joining the Company, Mr. Howe served as global chief merchandising officer at the Qurate Retail Group where he led QVC and HSN’s product leadership agenda. Mr. Howe has also held leadership positions in merchandising and product development with QVC, Gap Inc., Walmart, and May Department Stores. Mr. Howe has more than 25 years of retail experience.

Jill Timm

Ms. Timm has served as Senior Executive Vice President and Chief Financial Officer since November 2019. Ms. Timm joined the Company in 1999 and has held a number of progressive leadership roles across several areas of finance, most recently having served as executive vice president of finance. Prior to joining the Company, she served as senior auditor at Arthur Anderson LLP. Ms. Timm has more than 20 years of experience in the retail industry.

Marc Chini

Mr. Chini has served as Senior Executive Vice President, Chief People Officer since November 2018. Prior to joining the Company, Mr. Chini served as chief human resource officer of Synchrony Financial where he built the newly public company’s human resources strategy and function. Mr. Chini has also held a variety of chief human resources officer roles across multiple GE business units including NBC Universal, GE Aviation & Locomotive and GE Industrial Solutions. Mr. Chini has more than 25 years of human resources experience.

Paul Gaffney

Mr. Gaffney has served as Senior Executive Vice President, Chief Technology Officer since September 2019. Prior to joining the Company, Mr. Gaffney served in a number of technology leadership roles, including chief technology officer of Dick’s Sporting Goods where he led the company’s digital transformation, and senior vice president of information technology at The Home Depot, where he was responsible for the organization’s software engineering, user-centered design, and applications. Mr. Gaffney has also held leadership roles at Keeps Inc., AAA of Northern California, Nevada & Utah, and Desktone, Inc. Mr. Gaffney has more than 25 years of technology experience.

Greg Revelle

Mr. Revelle has served as Senior Executive Vice President, Chief Marketing Officer since April 2018. He joined the Company in April 2017 as Executive Vice President, Chief Marketing Officer. Prior to joining the Company, he served in a number of executive leadership roles, including chief marketing officer at Best Buy, chief marketing officer and general manager of e-commerce at AutoNation, vice president of world online marketing at Expedia, and an investment banker at Credit Suisse. Mr. Revelle has more than 10 years of marketing and retail industry experience.

Jason Kelroy

Mr. Kelroy has served as Senior Executive Vice President, General Counsel and Corporate Secretary since August 2020. He joined the Company in 2004 as Legal Counsel and has held a number of progressive leadership roles, serving as General Counsel since 2015. Prior to joining the Company, Mr. Kelroy served as an associate at the law firm of Vorys, Sater, Seymour and Pease LLP. Mr. Kelroy has more than 20 years of experience practicing law, including over 15 years in the retail industry.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

On February 24, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per common share. The dividend will be paid on March 31, 2021 to shareholders of record as of March 17, 2021. In 2020, we paid aggregate cash dividends of $108 million prior to the dividend program being temporarily suspended due to the COVID-19 pandemic.

Holders

As of March 10, 2021, there were approximately 3,500 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and a Peer Group Index that is consistent with the retail peer groups used in the Compensation Discussion & Analysis section of our Proxy Statement for our 2021 Annual Meeting of Shareholders. The Peer Group Index was calculated by S&P Global, a Standard & Poor’s business and includes Bed Bath & Beyond, Inc.; The Gap, Inc.; J.C. Penney Company, Inc.; L Brands, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; and The TJX Companies, Inc. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 30, 2016 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Jan 30, 2016	Jan 28, 2017	Feb 3, 2018	Feb 2, 2019	Feb 1, 2020	Jan 30, 2021
Kohl’s Corporation	$100.00	$81.95	$140.56	$152.91	$103.09	$110.19
S&P 500 Index	100.00	120.87	148.47	148.38	180.37	211.48
Peer Group Index	100.00	93.91	99.76	107.43	119.52	132.13

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities from 2018 through 2020 that were not registered under the Securities Act except as otherwise disclosed in our current Report on Form 8-K dated April 23, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2016, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program to $2.0 billion. Purchases under the repurchase program may be made in the open market, through block trades and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued, or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 30, 2021:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
November 1 - November 28, 2020	16,126	$21.58	—	$726
November 29, 2020 – January 2, 2021	9,446	38.07	—	726
January 3 – January 30, 2021	175	39.93	—	726
Total	25,747	$27.75	—	$726

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document.

(Dollars in Millions, Except per Share and per Square Foot Data)	2020	2019	2018	2017(e)	2016
Net sales
Dollars	$15,031	$18,885	$19,167	$19,036	$18,636
Net sales (decrease) increase	(20.4)%	(1.5)%	0.7%	2.1%	(2.7)%
Comparable sales (a)	n/a	(1.3)%	1.7%	1.5%	(2.4)%
Per selling square foot (b)	$183	$229	$231	$229	$224
Total revenue	$15,955	$19,974	$20,229	$20,084	$19,681
Gross margin as a percent of net sales	31.1%	35.7%	36.4%	36.0%	35.9%
Selling, general, and administrative expenses ("SG&A")
Dollars	$5,021	$5,705	$5,601	$5,501	$5,430
As a percent of total revenue	31.5%	28.6%	27.7%	27.4%	27.6%
Operating (loss) income
Dollars
Reported (GAAP)	$(262)	$1,099	$1,361	$1,416	$1,183
Adjusted (non-GAAP) (c)	$(300)	$1,212	$1,465	$1,416	$1,369
As a percent of total revenue
Reported (GAAP)	(1.6)%	5.5%	6.7%	7.1%	6.0%
Adjusted (non-GAAP) (c)	(1.9)%	6.1%	7.2%	7.1%	7.0%
Net (loss) income
Reported (GAAP)	$(163)	$691	$801	$859	$556
Adjusted (non-GAAP) (c)	$(186)	$769	$927	$703	$673
Diluted (loss) earnings per share
Reported (GAAP)	$(1.06)	$4.37	$4.84	$5.12	$3.11
Adjusted (non-GAAP) (c)	$(1.21)	$4.86	$5.60	$4.19	$3.76
Dividends per share	$0.704	$2.68	$2.44	$2.20	$2.00
Balance sheet
Total assets	$15,337	$14,555	$12,469	$13,389	$13,623
Working capital	$2,813	$1,880	$2,105	$2,671	$2,264
Long-term debt	$2,451	$1,856	$1,861	$2,797	$2,795
Finance lease and financing obligations	$1,502	$1,491	$1,638	$1,717	$1,816
Operating lease liabilities	$2,786	$2,777	$—	$—	$—
Shareholders’ equity	$5,196	$5,450	$5,527	$5,419	$5,170
Cash flow
Net cash provided by operating activities	$1,338	$1,657	$2,107	$1,691	$2,153
Capital expenditures	$334	$855	$578	$672	$768
Free cash flow (d)	$908	$700	$1,403	$881	$1,269
Kohl's store information
Number of stores	1,162	1,159	1,159	1,158	1,154
Total square feet of selling space (in thousands)	82,152	82,192	82,620	82,804	82,757
(a)

Kohl's store sales are included in comparable sales after the store has been open for 12 full months. Digital sales and sales at remodeled and relocated Kohl's stores are included in comparable sales, unless square footage has changed by more than 10%. No comparable sales metric is provided in 2020 as our stores were closed for part of the period. 2019 compares the 52 weeks ended February 1, 2020 and February 2, 2019.

(b)	Net sales per selling square foot includes in-store and digital merchandise sales.
(c)

Pre-tax adjustments include impairments, store closing, and other costs of $89 million in 2020, $113 million in 2019, $104 million in 2018, and $186 million in 2016; gain on sales of real estate of $127 million in 2020, gain on extinguishment of debt of $9 million in 2019 and debt extinguishment losses of $63 million in 2018; and tax settlement and reform benefits of $156 million in 2017. See GAAP to non-GAAP reconciliation in Results of Operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

As of January 30, 2021, we operated 1,162 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2020 included:

•	Net sales decreased 20.4% to $15.0 billion reflecting the continued impact of COVID-19.
•

Gross margin as a percentage of net sales decreased 464 basis points due to the mix of the business, inventory actions taken in the first quarter, and higher shipping costs resulting from increased digital sales penetration partially offset by strong inventory management and pricing and promotional optimization.

•

Selling, general, and administrative expenses ("SG&A") as a percentage of total revenue increased 291 basis points. SG&A expenses decreased $684 million, or 12%, primarily driven by a reduction in store related expenses and lower marketing expenses.

•	Net loss on a GAAP basis was $163 million, or ($1.06) loss per share.
•	On an adjusted non-GAAP basis, our net loss was $186 million, or ($1.21) loss per share.

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

•

Starting on May 4, 2020, we began reopening stores in locations where permitted, and had reopened all of our stores as of July 10, 2020, and furloughed store and distribution center associates have returned to work.

•

The Company experienced a significant decline in sales demand, and expects to continue to experience volatility in demand for its merchandise. We also experienced pressure in gross margin, and continue to expect pressures on gross margin as we expect digital penetration to remain elevated. In addition, during the fourth quarter of 2020, the Company experienced an impact to gross margin from freight surcharges related to increased digital penetration across the retail industry resulting from the COVID-19 pandemic.

•

Additionally, social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact store traffic which could result in a loss of sales and profit. As our stores reopened, we implemented numerous social distancing and safety measures which remain in place. These include providing personal protective equipment to our associates, implementing a more rigorous cleaning process, including enhanced cleaning of high touch surfaces throughout the day, installing protective barriers at all registers, and requiring associates and customers to wear face coverings while inside our stores. To encourage social distancing, we installed social distancing signage and markers throughout the store, closed our fitting rooms, widened aisles by removing in-aisle fixtures, relocated Amazon returns to a separate area of the store, and are limiting occupancy in stores as appropriate. We also implemented a new process for handling merchandise returns, reduced store operating hours, and are providing dedicated shopping hours for at-risk individuals.

The chart below details costs that we believe are directly attributable to COVID-19:

(Dollars In Millions)		Twelve Months Ended
Description	Classification	January 30, 2021
Inventory write-downs	Cost of merchandise sold	$187
Net compensation and benefits	Selling, general, and administrative	73
Other costs	Selling, general, and administrative	55
Asset write-offs and other	Impairments, store closing, and other costs	53
Total		$368

In response to COVID-19, we took the following actions to preserve financial liquidity and flexibility during fiscal 2020:

•	Managed inventory receipts meaningfully lower,
•	Significantly reduced expenses across all areas of the business including marketing, technology, operations, and payroll,
•	Reduced capital expenditures 61%,
•	Suspended share repurchase program,
•	Suspended regular quarterly cash dividend beginning in the second quarter of 2020,
•	Replaced and upsized the unsecured $1.0 billion revolver with a $1.5 billion secured facility, of which all was fully available for utilization as of year-end,
•	Issued $600 million of 9.5% notes due 2025, and
•	Completed a sale leaseback for our San Bernardino E-commerce fulfillment and distribution center which generated net proceeds of $193 million after fees and resulted in a $127 million gain.

We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements. For fiscal 2020, COVID-19 had a material adverse effect on our business, financial condition, and results of operations.

See "Results of Operations" and "Liquidity and Capital Resources" for additional details about our financial results.

Our Vision and Strategy

As part of our continued efforts to stay ahead in the rapidly changing retail environment, we introduced a new strategic framework in October 2020. The Company’s new vision is to be “the most trusted retailer of choice for the active and casual lifestyle.” This new strategy is designed to create long-term shareholder value and has four key focus areas: driving top line growth, expanding operating margin, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture.

Driving Top Line Growth

Our initiatives include expanding Kohl’s active and outdoor business to at least 30% of net sales, reigniting growth in the women’s business, building a sizable beauty business, driving category productivity and inventory turn, and capturing market share from the retail industry disruption. We have already taken significant steps in these areas, including forming a new major long-term strategic partnership with Sephora, the largest prestige beauty retailer in the world, where Sephora will become Kohl’s exclusive beauty partner. We plan for this partnership to bring the “Sephora at Kohl’s” experience to 200 stores and online beginning in Fall 2021, and to at least 850 locations by 2023. We expect this strategic partnership to drive incremental customer traffic, significantly grow the Company’s beauty business, and positively impact sales across other categories. Our loyalty and value efforts include simplifying the value delivered to our customers and maintaining our industry-leading loyalty program, which includes Kohl’s Rewards and the Kohl’s Card. We will also continue to offer a compelling and differentiated omnichannel experience through modernized stores and an enhanced digital platform.

Expanding Operating Margin

We have established a goal of expanding the Company’s operating margin with a multi-year plan of achieving 7% to 8%. To achieve that goal, we are focused on driving both gross margin improvement and selling, general, and administrative expense leverage. Our gross margin initiatives include disciplined inventory management and increased inventory turn, optimized pricing and promotion strategies, efficient sourcing, and a transformed end-to-end supply chain. Our initiatives to drive selling, general, and administrative expense efficiency are focused on store expenses, marketing, technology, and corporate expenses.

Maintaining Disciplined Capital Management

We are committed to prudent balance sheet management with the long-term objective of sustaining Kohl’s Investment Grade credit rating. The Company has a long history of strong cash flow generation, investing in the business, and returning significant capital to shareholders—all of which will remain important in the future.

Sustaining an Agile, Accountable, and Inclusive Culture

Fostering a diverse, equitable, and inclusive environment for Kohl’s associates, customers, and suppliers is an important focus of ours. We established a diversity and inclusion framework in 2020 that includes a number of key initiatives across three pillars: Our People, Our Customers, and Our Communities. In addition, we continue to build on the Company’s commitment to Environmental, Social, and Corporate Governance (“ESG”). We have established 2025 goals related to climate change, waste and recycling, and sustainable sourcing, and Kohl’s has earned many ESG-related awards.

2021 Outlook

Our current expectations for 2021 are as follows:

Net sales	Increase mid-teens %
Operating margin	4.5% - 5.0%
Earnings per diluted share	$2.45 - $2.95
Capital expenditures	$550 - $600 million
Share repurchases	$200 - $300 million

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

As our stores were closed for a period during fiscal 2020, we have not included a discussion of 2020 comparable sales as we do not believe it is a meaningful metric over this period of time.

We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

Comparable sales is a meaningful metric in evaluating our performance of ongoing operations period over period. Comparable sales and digital penetration measures vary across the retail industry. As a result, our comparable sales calculation and digital penetration may not be consistent with the similarly titled measures reported by other companies.

The following graph summarizes net sales dollars and comparable sales over the prior year:

2020 compared to 2019

Net sales decreased $3.9 billion, or 20.4%, to $15.0 billion for 2020.

•

The decrease reflects the continued impact of COVID-19 which includes the temporary nationwide closure of our stores on March 20, 2020 resulting in a decrease in transactions. All of our stores reopened during the second quarter of 2020.

•	Digital sales increased 29% for the year. Digital penetration represented 40% of net sales in 2020.
•	By line of business, Home and Children’s outperformed the Company average. Women’s, Men’s, Footwear, and Accessories underperformed the Company average.
•	Active continued to be a key strategic initiative for 2020 and outperformed the Company average.

2019 compared to 2018

Net sales decreased $282 million, or 1.5% to $18.9 billion for 2019.

•	The decrease was primarily due to a 1.3% decrease in comparable sales driven by a decrease in average transaction value.
•	Digital sales had a low double digits percentage increase in 2019. Digital penetration represented 24% of net sales in 2019.
•	By line of business, Children’s, Men’s, Accessories, and Footwear outperformed the Company average. Home and Women’s underperformed the Company average.
•	Active continued to be a key strategic initiative that contributed to our sales growth in 2019.
•	Geographically, the Midwest, Mid-Atlantic, and Northeast outperformed the Company average.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue:

Other revenue decreased $165 million in 2020 and increased $27 million in 2019. The decrease in 2020 was due to lower credit card revenue due to lower accounts receivable balances associated with lower sales and a higher payment rate resulting in less interest, late fees, and write-off activity. The increase in 2019 was due to higher credit card revenue.

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

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales:

Gross margin is calculated as net sales less cost of merchandise sold. Gross margin as a percent of net sales decreased 464 basis points in 2020 and 64 basis points in 2019. The decrease in 2020 was driven by approximately 195 bps due to the inventory actions taken in the first quarter of 2020, approximately 210 bps due to higher shipping costs resulting from increased digital sales penetration, and approximately 60 bps due to the mix of business partially offset by strong inventory management and pricing and promotion optimization. The decrease in 2019 was driven by higher shipping costs resulting from digital growth, an increase in promotional markdowns, and mix of business.

Selling, General, and Administrative Expenses

SG&A includes compensation and benefit costs (including stores, corporate, buying, and distribution centers); occupancy and operating costs of our retail, distribution, and corporate facilities; freight expenses associated with moving merchandise from our distribution centers to our retail stores and among distribution and retail facilities other than expenses to fulfill digital sales; marketing expenses, offset by vendor payments for reimbursement of specific, incremental, and identifiable costs; expenses related to our credit card operations; and other administrative revenues and expenses. We do not include depreciation and amortization in SG&A. The classification of these expenses varies across the retail industry.

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

The following graph summarizes the decreases in SG&A by expense type between 2019 and 2020:

SG&A decreased $684 million, or 12%, to $5.0 billion for 2020. As a percentage of revenue, SG&A deleveraged by 291 basis points.

The decrease was primarily driven by a reduction in store expenses due to a reduction in sales and staffing model changes, lower marketing expense due to reductions in all working media channels, reduced capital spending in technology, and lower credit expenses due to lower payroll and operating costs. Corporate expenses decreased due to lower general corporate costs. Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $346 million for 2020 compared to $350 million for 2019. This decrease was driven by lower payroll and transportation costs as a result of lower volume due to COVID-19. Partially offsetting the decrease in SG&A expenses in 2020 were expenses related to the COVID-19 pandemic which primarily consisted of incremental employee compensation and benefits as well as cleaning and protective supplies. Included in these expenses was the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act, enacted on March 27, 2020, provides eligible employers with an employee retention credit equal to 50% of qualified wages paid to employees who were not providing services to the Company due to the impact of COVID-19.

The following graph summarizes the increases and (decreases) in SG&A by expense type between 2018 and 2019:

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

Other Expenses

(Dollars in Millions)	2020	2019	2018
Depreciation and amortization	$874	$917	$964
Impairments, store closing, and other costs	89	113	104
(Gain) on sale of real estate	(127)	—	—
Interest expense, net	284	207	256
(Gain) loss on extinguishment of debt	—	(9)	63

Depreciation and amortization decreases were driven by maturity of our store portfolio and reduced capital spending in 2020.

Depreciation and amortization decreases in 2019 were driven by the maturing of our stores and the impact of the new lease accounting standard offset by higher amortization due to investments in technology.

Impairments, store closing, and other costs in 2020 included total asset impairments of $68 million, which consisted of $51 million related to capital reductions and strategy changes due to COVID-19 and $17 million related to impairments of corporate facilities and lease assets. It also included a $21 million corporate restructuring charge, $15 million in brand exit costs, and a $2 million contract termination fee due to COVID-19, offset by a $13 million gain on an investment previously impaired and $4 million gain on lease termination.

Impairments, store closing, and other costs in 2019 included $52 million of asset impairment charges related to the closure of four Kohl’s stores and four Off-Aisle clearance centers, $30 million in severance, which included our corporate restructuring effort along with the execution of a voluntary role reduction program, $10 million related to brand exits, and a $21 million impairment related to technology projects that no longer aligned with our strategic plans. Impairments, store closing, and other costs in 2018 included the following expenses related to closing four stores, consolidating call center locations which supported both Kohl’s charge and online customers, a voluntary retirement program, and the impairment of certain assets.

(Dollars in Millions)	2020	2019	2018
Severance, early retirement, and other	$21	$40	$32
Impairments:
Buildings and other store assets	18	52	36
Intangible and other assets	50	21	36
Impairments, store closings, and other costs	$89	$113	$104

During fiscal 2020, we recognized a gain of $127 million from the sale leaseback transaction of our San Bernardino E-commerce fulfillment and distribution centers.

Net interest expense increased in 2020 as a result of higher interest expense due to the outstanding balance on the revolving credit facility which was fully paid in October 2020, and the $600 million of notes issued in April 2020. Net interest expense decreased in 2019 due primarily to the benefits of debt reductions in 2018 and adoption of the new lease accounting standard in the first quarter of 2019.

Gain on extinguishment of debt of $9 million in 2019 resulted from the purchase of leased equipment that was accounted for as a financing obligation.

Loss on the extinguishment of debt of $63 million in 2018 resulted from a $413 million make-whole call and a $500 million cash tender offer in 2018.

Income Taxes

(Dollars in Millions)	2020	2019	2018
(Benefit) provision for income taxes	$(383)	$210	$241
Effective tax rate	70.2%	23.3%	23.2%

Our effective tax rate in 2020 includes the full year benefit for the net operating loss carryback provision from the CARES Act enacted on March 27, 2020. This provision allows losses generated in 2020 to be carried back to the five preceding years, which include years in which the statutory tax rate was 35%. The effective tax rates in 2019 and 2018 reflect the federal statutory rate of 21%.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating (Loss) Income	(Loss) Income before Income Taxes	Net (Loss) Income	(Loss) Earnings per Diluted Share
2020
GAAP	$(262)	$(546)	$(163)	$(1.06)
Impairments, store closing, and other costs	89	89	89	0.58
(Gain) on sale of real estate	(127)	(127)	(127)	(0.82)
Income tax impact of items noted above	—	—	15	0.09
Adjusted (non-GAAP)	$(300)	$(584)	$(186)	$(1.21)
2019
GAAP	$1,099	$901	$691	$4.37
Impairments, store closing, and other costs	113	113	113	0.71
(Gain) on extinguishment of debt	—	(9)	(9)	(0.06)
Income tax impact of items noted above	—	—	(26)	(0.16)
Adjusted (non-GAAP)	$1,212	$1,005	$769	$4.86
2018
GAAP	$1,361	$1,042	$801	$4.84
Impairments, store closing, and other costs	104	104	104	0.63
Loss on extinguishment of debt	—	63	63	0.38
Income tax impact of items noted above	—	—	(41)	(0.25)
Adjusted (non-GAAP)	$1,465	$1,209	$927	$5.60

We believe adjusted results are useful because they provide enhanced visibility into our ongoing results for the periods excluding the impact of certain items such as those included in the table above. However, these non-GAAP financial measures are not intended to replace GAAP measures.

Inflation

In addition to COVID-19, we expect that our operations will continue to be influenced by general economic conditions, including food, fuel, and energy prices, higher unemployment, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Financial liquidity and flexibility are a key focus of our response to COVID-19. As previously mentioned, we took various actions during 2020 to preserve our financial liquidity and flexibility.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Capital expenditures • Inventory • Share repurchases • Dividend payments • Debt reduction	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility • Issuance of debt

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season. Due to COVID-19, typical working capital and inventory patterns did not occur in 2020.

The following table includes cash balances and changes:

(Dollars in Millions)	2020	2019	2018
Cash and cash equivalents	$2,271	$723	$934
Net cash provided by (used in):
Operating activities	$1,338	$1,657	$2,107
Investing activities	(137)	(837)	(572)
Financing activities	347	(1,031)	(1,909)
Free cash flow (a)	$908	$700	$1,403
(a)	Non-GAAP financial measure

Operating Activities

Operating activities generated cash of $1.3 billion in 2020 compared to cash of $1.7 billion in 2019. The decrease was primarily attributable to the decline in net income resulting from decreased sales due to the temporary nationwide store closures due to COVID-19 and changes in other current and long-term assets offset by the decrease in merchandise inventories.

Operating activities generated cash of $1.7 billion in 2019 compared to cash of $2.1 billion in 2018. The decrease was primarily attributable to lower net income and changes in accrued and other operating liabilities.

Investing Activities

Net cash used in Investing activities decreased $700 million to $137 million in 2020. The decrease was due to reductions in capital spending as part of our response to COVID-19 as well as the proceeds from the sale of real estate.

Net cash used in Investing activities increased $265 million to $837 million in 2019. The increase was primarily due to the investments in our sixth E-commerce fulfillment center, store strategies that include new stores and capital improvements to existing stores, and technology investments.

The following chart summarizes capital expenditures by major category:

(Dollars in Millions)

Base Capital
Omnichannel
Store Strategies
Technology
$1
75
133
125
$22
253
235
345
$28
96
152
302
2020
2019
2018

Total capital expenditures:	$334	$855	$578

Financing Activities

Financing activities generated cash of $347 million in 2020 compared to $1.0 billion used in 2019.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. In October 2020, we paid $1.0 billion to fully repay our revolver and have $1.5 billion available for utilization. No borrowings were outstanding on the credit facility as of January 30, 2021, February 1, 2020, or February 2, 2019.

In April 2020, we issued $600 million of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes mature in May 2025. We used part of the net proceeds from this offering to repay $500 million of the borrowings under our senior secured, asset based revolving credit facility with the remainder for general corporate purposes.

As a result of the suspension of our share repurchase program in response to COVID-19, treasury stock purchases in 2020 were $8 million compared to $470 million in 2019. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $108 million ($0.704 per share) in 2020 and $423 million ($2.68 per share) in 2019. In response to COVID-19, the dividend program was suspended beginning in the second quarter of 2020. The Company remains committed to paying a dividend and reinstated the dividend in the first quarter of 2021.

As of January 30, 2021, our credit ratings and outlook were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-
Outlook	Negative	Negative	Negative

Free Cash Flow

We generated $908 million of free cash flow for 2020 compared to $700 million in 2019. The increase is primarily due to reductions in capital spending as part of our response to COVID-19, partially offset by a reduction in cash provided by operating activities. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and finance lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and net cash provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure):

(Dollars in Millions)	2020	2019	2018
Net cash provided by operating activities	$1,338	$1,657	$2,107
Acquisition of property and equipment	(334)	(855)	(578)
Finance lease and financing obligation payments	(105)	(113)	(126)
Proceeds from financing obligations	9	11	—
Free cash flow	$908	$700	$1,403

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	2020	2019
Working capital	$2,813	$1,880
Current ratio	1.93	1.68

The increase in our working capital and current ratio are primarily due to higher cash balances as a result of debt issuances, lower capital expenditures, proceeds from the sale of real estate, cash provided by operating activities, lower dividend payment, and share repurchases, offset by a decrease in merchandise inventory.

Return on Investment Ratios

The following table provides additional non-GAAP financial measures of our return on investments:

	2020	2019	2018
Return on gross investment ("ROI")	5.2%	12.8%	13.4%
Adjusted ROI	4.9%	13.4%	14.0%

Changes in earnings drove changes in our return on investment ratios. Additionally, the adoption of the new lease accounting standard impacted our return on investment ratios positively by approximately 60 bps in 2019 compared to 2018.

We believe that ROI is a useful financial measure in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) divided by average gross investment. EBITDAR is a useful non-GAAP measure that excludes items that are non-operating in nature and focuses on items that are key to our operating performance. Our ROI calculation may not be comparable to similarly titled measures reported by other companies. ROI should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures. Return on investment ratios that are adjusted for certain items are useful financial measures because they illustrate the impact of these items on each metric. See the key financial ratio calculations below for our ROI and Adjusted ROI calculations.

Capital Structure Ratio

The following table provides additional non-GAAP financial measures of our capital structure:

	2020	2019
Adjusted debt to adjusted EBITDAR	7.59	2.51

The increase in our Adjusted debt to adjusted EBITDAR ratio is primarily due to lower operating income.

Adjusted debt to adjusted EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by adjusted EBITDAR. We believe that our debt levels are best analyzed using this measure. Our current goals are to maintain a ratio that demonstrates our commitment to an investment grade rating and allows us to operate with an efficient capital structure for our size, growth plans, and industry. Our adjusted debt to adjusted EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted debt to adjusted EBITDAR should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures. See the key financial ratio calculations section below for our adjusted debt to adjusted EBITDAR calculation.

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of January 30, 2021, we were in compliance with all covenants and expect to remain in compliance during 2021.

Key Financial Ratio Calculations

The following table includes our ROI calculation. All ratios are non-GAAP financial measures:

(Dollars in Millions)	2020	2019	2018
Operating (loss) income	$(262)	$1,099	$1,361
Depreciation and amortization	874	917	964
Rent expense	314	314	301
EBITDAR	926	2,330	2,626
Impairments, store closing, and other costs	89	113	104
(Gain) on sale of real estate	(127)	—	—
Adjusted EBITDAR	$888	$2,443	$2,730
Average: (a)
Total assets	$15,288	$14,802	$13,161
Cash equivalents and long-term investments (b)	(1,704)	(393)	(753)
Other assets	(30)	(31)	(33)
Accumulated depreciation and amortization	7,414	6,854	7,812
Accounts payable	(1,559)	(1,495)	(1,580)
Accrued liabilities	(1,193)	(1,264)	(1,235)
Other long-term liabilities	(275)	(231)	(658)
Capitalized rent (c)	—	—	2,831
Gross investment (“AGI”)	$17,941	$18,242	$19,545
ROI (d)	5.2%	12.8%	13.4%
Adjusted ROI (d)	4.9%	13.4%	14.0%
(a)	Represents average of five most recent quarter-end balances. For 2019, fourth quarter 2018 balances were adjusted to reflect the impact of the new lease accounting standard.
(b)	Represents excess cash not required for operations.
(c)

Represents ten times store rent and five times equipment/other rent. This is not applicable in 2020 and 2019 as operating leases are now recorded on the balance sheet due to the adoption of the new lease accounting standard.

(d)	EBITDAR or adjusted EBITDAR, as applicable, divided by gross investment.

The following table includes our adjusted debt to adjusted EBITDAR calculation:

(Dollars in Millions)	2020	2019
Finance lease and financing obligations	$1,502	$1,491
Long-term debt	2,451	1,856
Total debt	$3,953	$3,347
Operating leases	2,786	2,777
Adjusted debt	$6,739	$6,124
Operating (loss) income	$(262)	$1,099
Depreciation and amortization	874	917
Rent expense	314	314
EBITDAR	926	2,330
Impairments, store closing, and other costs	89	113
(Gain) on sale of real estate	(127)	—
Adjusted EBITDAR	$888	$2,443
Adjusted debt to adjusted EBITDAR	7.59	2.51

Contractual Obligations

Our contractual obligations as of January 30, 2021 were as follows:

	Maturing in:
(Dollars in Millions)	Total	2021	2022 and 2023	2024 and 2025	2026 and after
Recorded contractual obligations:
Outstanding long-term debt	$2,467	$—	$534	$1,250	$683
Finance lease and financing obligations (a)	1,283	109	185	128	861
Operating leases (a)	2,786	157	313	247	2,069
Other (b)	4	2	2	—	—
	6,540	268	1,034	1,625	3,613
Unrecorded contractual obligations:
Interest payments:
Long-term debt	1,247	153	300	191	603
Finance lease and financing obligations (a)	1,735	131	240	214	1,150
Operating leases (a)	2,077	156	286	256	1,379
Other (b)	540	245	232	56	7
	5,599	685	1,058	717	3,139
Total	$12,139	$953	$2,092	$2,342	$6,752
(a)

Our leases typically require that we pay taxes, insurance and maintenance costs in addition to the minimum rental payments included in the table above. Such costs vary from period to period and totaled $183 million for 2020, $189 million for 2019, and $183 million for 2018. Additionally, the lease term includes cancelable option periods where failure to exercise such options would result in an economic penalty.

(b)	Other includes royalties, legally binding minimum lease and interest payments for stores opening in 2021 or later, as well as payments associated with technology and marketing agreements.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2020.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of these estimates and assumptions with the Audit Committee of our Board of Directors.

Retail Inventory Method and Inventory Valuation

Merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. A reserve is recorded if the future estimated selling price is less than cost.

RIM inherently requires management judgment and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margin. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion trends, and weather conditions.

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

We also receive support from vendors for marketing and other costs that we have incurred to sell the vendors’ merchandise. To the extent the reimbursements are for specific, incremental, and identifiable costs incurred to sell the vendor's products and do not exceed the costs incurred, they are recognized as a reduction of selling, general, and administrative expenses. If these criteria are not met, the support is recorded in inventory and reflected as a reduction of costs of merchandise sold when the related merchandise is sold.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment when events or changes in circumstances, such as decisions to close a store or significant cash flow losses, indicate the carrying value of the asset may not be recoverable. All long-lived assets are reviewed for impairment at least annually.

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

Income Taxes

We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal and state filings by considering all relevant facts, circumstances, and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized.

Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred tax assets, tax reserves, or income tax expense. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. Income taxes are further described in Note 5 of the Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All of our long-term debt at year-end 2020 is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the “Company“) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Merchandise Inventories

At January 30, 2021, the Company’s merchandise inventories balance was $2.6 billion. As described in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM results in inventory valued at lower of cost or market since permanent markdowns are taken as a reduction to the retail value of inventories.

The calculation of inventory under RIM includes a number of inputs including the retail value of inventory and adjustments to inventory costs such as markdown allowances, shrinkage, volume rebates, and permanent markdowns. As a result of the number of inputs, the relatively higher level of automation impacting the inventory process, and the involvement of multiple software applications used to capture the high volume of transactions processed by the Company, auditing inventory requires extensive audit effort. In addition, the inventory process is supported by a number of automated and IT dependent controls that elevate the importance of the IT general controls that support the underlying software applications including those developed by the Company.

Description of the Matter
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s inventory process, including the RIM calculation and underlying IT general controls, and controls over the data transfers between applications.

Our substantive audit procedures included, among others, evaluating the key inputs into the RIM calculation, including purchases, sales, shrinkage, vendor allowances, and markdowns. Our testing included agreeing data back to source information including third party vendor invoices, third party inventory count information, and cash receipts. We also performed analytical procedures including margin analysis, analytics with respect to key inventory metrics such as shrinkage, turns, and store inventory in conjunction with analysis related to markdowns and purchase price adjustments.

Unrecognized Tax Benefits
Description of the Matter

As described in Note 5 to the consolidated financial statements, at January 30, 2021, the Company had gross unrecognized tax benefits of $298 million. The Company’s uncertain tax positions are subject to audit by federal and state taxing authorities, and the resolution of such audits may span multiple years.

Management’s analysis of the extent to which its tax positions in certain jurisdictions are more-likely-than-not to be sustained was significant to our audit because the amounts are material to the financial statements and the related assessment process is complex and involves significant judgments. Such judgments included the interpretation of laws, regulations, and tax rulings related to uncertain tax positions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess whether tax positions are more-likely-than-not to be sustained upon examination. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized tax benefits resulting from uncertain tax positions.

To test management’s recognition and measurement of liabilities associated with uncertain tax positions, our audit procedures included, among others, evaluation of the status of open income tax examinations and the potential implications of those examinations on the current year income tax provision based on the application of income tax laws. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also tested the technical merits of existing positions, including an evaluation of whether the positions are more-likely-than-not to be sustained in an examination and the statute of limitations assumptions related to the Company’s calculation of liabilities for uncertain tax positions. We involved our tax professionals to assist in the evaluation of tax law relative to the Company’s open income tax examinations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.

Milwaukee, Wisconsin

March 18, 2021

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$2,271	$723
Merchandise inventories	2,590	3,537
Other	974	389
Total current assets	5,835	4,649
Property and equipment, net	6,689	7,352
Operating leases	2,398	2,391
Other assets	415	163
Total assets	$15,337	$14,555

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,476	$1,206
Accrued liabilities	1,270	1,281
Current portion of:
Finance lease and financing obligations	115	124
Operating leases	161	158
Total current liabilities	3,022	2,769
Long-term debt	2,451	1,856
Finance lease and financing obligations	1,387	1,367
Operating leases	2,625	2,619
Deferred income taxes	302	260
Other long-term liabilities	354	234
Shareholders’ equity:
Common stock - 377 and 375 million shares issued	4	4
Paid-in capital	3,319	3,272
Treasury stock, at cost, 219 and 219 million shares	(11,595)	(11,571)
Retained earnings	13,468	13,745
Total shareholders’ equity	$5,196	$5,450
Total liabilities and shareholders’ equity	$15,337	$14,555

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except per Share Data)	2020	2019	2018
Net sales	$15,031	$18,885	$19,167
Other revenue	924	1,089	1,062
Total revenue	15,955	19,974	20,229
Cost of merchandise sold	10,360	12,140	12,199
Operating expenses:
Selling, general, and administrative	5,021	5,705	5,601
Depreciation and amortization	874	917	964
Impairments, store closing, and other costs	89	113	104
(Gain) on sale of real estate	(127)	—	—
Operating (loss) income	(262)	1,099	1,361
Interest expense, net	284	207	256
(Gain) loss on extinguishment of debt	—	(9)	63
(Loss) income before income taxes	(546)	901	1,042
(Benefit) provision for income taxes	(383)	210	241
Net (loss) income	$(163)	$691	$801
Net (loss) income per share:
Basic	$(1.06)	$4.39	$4.88
Diluted	$(1.06)	$4.37	$4.84

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	2020	2019	2018
Common stock
Balance, beginning of period	$4	$4	$4
Stock-based awards	—	—	—
Balance, end of period	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,272	$3,204	$3,078
Stock-based awards	47	68	126
Balance, end of period	$3,319	$3,272	$3,204

Treasury stock
Balance, beginning of period	$(11,571)	$(11,076)	$(10,651)
Treasury stock purchases	(8)	(470)	(396)
Stock-based awards	(22)	(31)	(34)
Dividends paid	6	6	5
Balance, end of period	$(11,595)	$(11,571)	$(11,076)

Accumulated other comprehensive (loss) income (a)
Balance, beginning of period	$—	$—	$(11)
Other comprehensive income	—	—	11
Balance, end of period	$—	$—	$—

Retained earnings
Balance, beginning of period	$13,745	$13,395	$12,999
Change in accounting standard (b)	—	88	—
Net (loss) earnings	(163)	691	801
Dividends paid	(114)	(429)	(405)
Balance, end of period	$13,468	$13,745	$13,395

Total shareholders' equity, end of period	$5,196	$5,450	$5,527

Common stock
Shares, beginning of period	375	374	373
Stock-based awards	2	1	1
Shares, end of period	377	375	374
Treasury stock
Shares, beginning of period	(219)	(211)	(205)
Treasury stock purchases	—	(8)	(6)
Shares, end of period	(219)	(219)	(211)
Total shares outstanding, end of period	158	156	163

Dividends paid per common share	$0.704	$2.68	$2.44
(a)	Includes loss on interest rate derivative and reclassification adjustment for interest expense included in net income. Tax effects of interest rate derivatives were $1 million in 2018.
(b)	Adoption of new lease accounting standard in 2019.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2020	2019	2018
Operating activities
Net (loss) income	$(163)	$691	$801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	874	917	964
Share-based compensation	40	56	87
Deferred income taxes	18	51	(31)
Impairments, store closing, and other costs	64	64	72
(Gain) on sale of real estate	(127)	—	—
(Gain) loss on extinguishment of debt	—	(9)	63
Non-cash inventory costs	187	—	—
Non-cash lease expense	149	150	—
Other non-cash expense	22	11	18
Changes in operating assets and liabilities:
Merchandise inventories	768	(51)	79
Other current and long-term assets	(813)	48	106
Accounts payable	270	19	(84)
Accrued and other long-term liabilities	199	(134)	32
Operating lease liabilities	(150)	(156)	—
Net cash provided by operating activities	1,338	1,657	2,107
Investing activities
Acquisition of property and equipment	(334)	(855)	(578)
Proceeds from sale of real estate	197	—	—
Other	—	18	6
Net cash used in investing activities	(137)	(837)	(572)
Financing activities
Proceeds from issuance of debt	2,097	—	—
Deferred financing costs	(19)	—	—
Treasury stock purchases	(8)	(470)	(396)
Shares withheld for taxes on vested restricted shares	(22)	(31)	(34)
Dividends paid	(108)	(423)	(400)
Reduction of long-term borrowing	(1,497)	(6)	(943)
Premium paid on redemption of debt	—	—	(46)
Finance lease and financing obligation payments	(105)	(113)	(126)
Proceeds from stock option exercises	—	1	36
Proceeds from financing obligations	9	11	—
Net cash provided by (used in) financing activities	347	(1,031)	(1,909)
Net increase (decrease) in cash and cash equivalents	1,548	(211)	(374)
Cash and cash equivalents at beginning of period	723	934	1,308
Cash and cash equivalents at end of period	$2,271	$723	$934
Supplemental information
Interest paid, net of capitalized interest	$254	$193	$282
Income taxes paid	419	172	308
Property and equipment acquired through:
Finance lease liabilities	128	236	37
Operating lease liabilities	165	106	—
Financing obligations	—	—	4

See accompanying Notes to Consolidated Financial Statements

1. Business and Summary of Accounting Policies

Business

As of January 30, 2021, we operated 1,162 stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal Year	Ended	Number of Weeks
2020	January 30, 2021	52
2019	February 1, 2020	52
2018	February 2, 2019	52

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We believe that our accounting estimates are appropriate and reflect the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Actual results could differ from those estimates.

Cash and Cash Equivalents

In addition to money market investments, cash equivalents include commercial paper and certificates of deposit with original maturities of three months or less. We carry these investments at cost which approximates fair value.

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $77 million at January 30, 2021 and $87 million at February 1, 2020.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market using the Retail Inventory Method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. A reserve is recorded if the future estimated selling price is less than cost.

Other Current Assets

Other current assets consist of the following:

(Dollars in Millions)	January 30, 2021	February 1, 2020
Income taxes receivable	$610	$15
Other Receivables	179	182
Prepaids	172	171
Other	13	21
Other current assets (a)	$974	$389
(a)	See Note 5 of Notes to Consolidated Financial Statements for further discussion on income taxes.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	January 30, 2021	February 1, 2020
Land	$1,091	$1,107
Buildings and improvements:
Owned	7,783	7,869
Leased	963	867
Fixtures and equipment	1,267	1,426
Information technology	2,855	2,806
Construction in progress	313	279
Total property and equipment, at cost	14,272	14,354
Less accumulated depreciation and amortization	(7,583)	(7,002)
Property and equipment, net	$6,689	$7,352

Construction in progress includes property and equipment which is not ready for its intended use.

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Owned buildings and improvements include owned buildings on owned and leased land as well as leasehold improvements on leased properties. Leased property and improvements to leased property are amortized on a straight-line basis over the term of the lease or useful life of the asset, whichever is less. Leases are further described in Note 3 of the Consolidated Financial Statements.

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	5-40 years
Fixtures and equipment	3-15 years
Information technology	3-8 years

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. We recorded impairments of $68 million in 2020 in Impairments, store closing, and other costs of which $51 million was due to the impact of the COVID-19 pandemic and $17 million was related to impairments of corporate facilities and leases. We recorded impairments of $73 million in 2019 in Impairments, store closing, and other costs.

Leases

In the first quarter of 2020, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarter of 2020 and first and second quarter of 2021. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as accrued liabilities. We continued to recognize expense during the deferral periods.

Other Noncurrent Assets

Other noncurrent assets consist of the following:

(Dollars in Millions)	January 30, 2021	February 1, 2020
Income taxes receivable	$232	$ —
Deferred tax assets	42	18
Other	141	145
Other noncurrent assets (a)	$415	$163
(a)	See Note 5 of Notes to Consolidated Financial Statements for further discussion on income taxes.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	January 30, 2021	February 1, 2020
Gift cards and merchandise return cards	$339	$334
Sales, property, and use taxes	196	182
Payroll and related fringe benefits	229	101
Credit card liabilities	52	84
Accrued capital	10	104
Other	444	476
Accrued liabilities	$1,270	$1,281

Restructuring Reserve

The following table summarizes changes in the restructuring reserve during 2020:

(Dollars in Millions)	Severance
Balance - February 1, 2020	$27
Payments and reversals	(37)
Additions	23
Balance - January 30, 2021	$13

Charges related to corporate restructuring efforts are recorded in Impairments, store closing, and other costs.

Self-Insurance

We use a combination of insurance and self-insurance for a number of risks.

We retain the initial risk of $500,000 per occurrence in workers’ compensation claims and $250,000 per occurrence in general liability claims. We record reserves for workers’ compensation and general liability claims which include the total amounts that we expect to pay for a fully developed loss and related expenses, such as fees paid to attorneys, experts, and investigators.

We are fully self-insured for employee-related health care benefits, a portion of which is paid by our associates.

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability, and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $52 million as of January 30, 2021 and $79 million as of February 1, 2020.

For property losses we are subject to a $5 million self-insured retention (“SIR”). Maintenance deductibles (retained amount) apply toward the SIR as follows: for catastrophic claims such as earthquakes, floods, and windstorms, the maintenance deductible varies from 2-5% of the insurance claim. Similarly, for other standard claims, such as fire and building damages, the maintenance deductible of $250,000 applies per occurrence for the property loss. All maintenance deductibles erode the $5 million SIR. Once the SIR is incurred the maintenance deductibles apply.

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

The following table summarizes net sales by line of business:

(Dollars in Millions)	2020	2019	2018
Women's	$3,796	$5,302	$5,452
Home	3,381	3,249	3,341
Men’s	2,753	3,827	3,828
Children's	2,082	2,460	2,464
Accessories	1,638	2,217	2,227
Footwear	1,381	1,830	1,855
Net Sales	$15,031	$18,885	$19,167

We maintain various rewards programs whereby customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar-off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed. Sales are recorded net of returns. At the end of each reporting period, we record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period. Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. Unredeemed gift card and merchandise return card liabilities totaled $339 million as of January 30, 2021 and $334 million as of February 1, 2020. Revenue of $159 million was recognized during 2020 from gift cards issued in prior years and outstanding as of February 1, 2020.

Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue consists primarily of revenue from our credit card operations, unredeemed gift cards and merchandise return cards (breakage), and other non-merchandise revenues.

Revenue from credit card operations includes our share of the finance charges, late fees, and other revenue less write-offs of uncollectible accounts of the Kohl’s credit card pursuant to the Private Label Credit Card Program Agreement. Expenses related to our credit card operations are reported in SG&A.

Revenue from unredeemed gift cards and merchandise return cards (breakage) is recorded in proportion to and over the time period the cards are actually redeemed.

Cost of Merchandise Sold and Selling, General, and Administrative Expenses

The following table illustrates the primary costs classified in Cost of Merchandise Sold and Selling, General, and Administrative Expenses:

Cost of Merchandise Sold	Selling, General, and Administrative Expenses

 •    Total cost of products sold including product development costs, net of vendor payments other than reimbursement of specific, incremental, and identifiable costs

 •    Inventory shrink

 •    Markdowns

 •    Freight expenses associated with moving merchandise from our vendors to our distribution centers

 •    Shipping expenses for digital sales

 •    Terms cash discount

 •    Depreciation of product development facilities and equipment

 •    Compensation and benefit costs including:

•     Stores

•     Corporate, including buying

•     Distribution centers

 •    Occupancy and operating costs of our retail, distribution, and corporate facilities

 •    Expenses related to our credit card operations

 •    Freight expenses associated with moving merchandise from our distribution centers to our retail stores and between distribution and retail facilities other than expenses to fulfill digital sales

 •    Marketing expenses, offset by vendor payments for reimbursement of specific, incremental, and identifiable costs

 •    Other non-operating revenues and expenses

The classification of these expenses varies across the retail industry.

Vendor Allowances

We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, volume rebates, and promotion and marketing support. The vendor consideration is recorded as earned either as a reduction of Cost of Merchandise Sold or Selling, General, and Administrative Expenses. Promotional and marketing allowances are intended to offset our marketing costs to promote vendors’ merchandise. Markdown allowances and volume rebates are recorded as a reduction of inventory costs.

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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2020	2019	2018
Gross marketing costs	$824	$1,156	$1,133
Vendor allowances	(36)	(130)	(143)
Net marketing costs	$788	$1,026	$990
Net marketing costs as a percent of total revenue	4.9%	5.1%	4.9%

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

The information required to compute basic and diluted net (loss) income per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2020	2019	2018
Numerator—Net (loss) income	$(163)	$691	$801
Denominator—Weighted average shares
Basic	154	157	164
Dilutive impact	—	1	1
Diluted	154	158	165
Net (loss) income per share:
Basic	$(1.06)	$4.39	$4.88
Diluted	$(1.06)	$4.37	$4.84

The following potential shares of common stock were excluded from the diluted net (loss) income per share calculation because their effect would have been anti-dilutive:

(Shares in Millions)	2020	2019	2018
Anti-dilutive shares	6	3	—

Share-Based Awards

Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

Recent Accounting Pronouncements

We adopted the new accounting standard on accounting for expected credit losses (ASU 2016-13), effective at the beginning of fiscal 2020. We applied the new principle using a modified retrospective approach. There was not a material impact on our financial statements due to adoption of the new standard.

We adopted the new accounting standard on recognizing implementation costs related to a cloud computing arrangement (ASU 2018-15), effective at the beginning of fiscal 2020. We applied the new principle using a prospective approach. There was not a material impact on our financial statements due to adoption of the new standard.

The following table provides a brief description of issued, but not yet effective, accounting standards:

Standard	Description	Effect on our Financial Statements
Income Taxes (ASU 2019-12) Issued December 2019 Effective Q1 2021	The new standard is designed to simplify the accounting for income taxes by removing certain exceptions to the general principles as outlined in U.S. GAAP.	We have substantially completed the process of evaluating the effects that will result from adopting the amendments and no material impact on our financial statements has been identified.

2. Debt

Long-term debt consists of the following unsecured senior debt:

Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	Outstanding
			January 30, 2021	February 1, 2020
2023	3.25%	3.25%	$350	$350
2023	4.78%	4.75%	184	184
2025	9.50%	9.50%	600	—
2025	4.25%	4.25%	650	650
2029	7.36%	7.25%	42	42
2033	6.05%	6.00%	113	113
2037	6.89%	6.88%	101	101
2045	5.57%	5.55%	427	427
Outstanding unsecured senior debt			2,467	1,867
Unamortized debt discounts and deferred financing costs			(16)	(11)
Unsecured senior debt			$2,451	$1,856
Effective interest rate			5.90%	4.74%

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.8 billion at January 30, 2021 and $2.0 billion at February 1, 2020.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. The revolver is secured by substantially all of our assets other than real estate, and contains customary events of default and financial, affirmative, and negative covenants, including but not limited to, a springing financial covenant related to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. Outstanding borrowings under the credit facility bear interest at a variable rate based on LIBOR plus the applicable margin. In October 2020, we fully repaid the $1.0 billion outstanding borrowings on our revolver. As of January 30, 2021 we had $31 million of standby and trade letters of credit under the credit facility, which reduces the available borrowing capacity. No borrowings were outstanding on the credit facility as of January 30, 2021 or February 1, 2020.

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

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of January 30, 2021, we were in compliance with all covenants of the various debt agreements.

We also have additional outstanding trade letters of credit outside of the credit facility totaling approximately $8 million at January 30, 2021.

3. Leases

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

Leases with a term of 12 months or less are excluded from the balance; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and non-lease components for new and modified leases.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets		January 30, 2021	February 1, 2020
(Dollars in Millions)	Classification
Assets
Operating leases	Operating leases	$2,398	$2,391
Finance leases	Property & equipment, net	708	672
Total operating & finance leases		3,106	3,063
Liabilities
Current
Operating leases	Current portion of operating leases	161	158
Finance leases	Current portion of finance leases & financing obligations	76	88
Noncurrent
Operating leases	Operating leases	2,625	2,619
Finance leases	Finance leases & financing obligations	926	877
Total operating & finance leases		$3,788	$3,742

Consolidated Statements of Operations		2020	2019
(Dollars in Millions)	Classification
Operating leases	Selling, general, and administrative	$314	$314
Finance Leases
Amortization of leased assets	Depreciation and amortization	79	72
Interest on leased assets	Interest expense, net	102	98
Total operating and finance leases		$495	$484

Rent expense charged to operations was $301 million for 2018.

Consolidated Statement of Cash Flows	2020	2019
(Dollars in Millions)
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$305	$320
Operating cash flows from finance leases	102	98
Financing cash flows from finance leases	69	76

The following table summarizes future lease payments by fiscal year:

	January 30, 2021
	Operating Leases	Finance Leases
(Dollars in Millions)			Total
2021	$313	$170	$483
2022	306	154	460
2023	293	134	427
2024	259	118	377
2025	244	113	357
After 2025	3,448	1,804	5,252
Total lease payments	$4,863	$2,493	$7,356
Amount representing interest	(2,077)	(1,491)	(3,568)
Lease liabilities	$2,786	$1,002	$3,788

Total lease payments include $3.1 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $1.6 billion related to options to extend finance lease terms that are reasonably certain of being exercised.

The following table summarizes weighted-average remaining lease term and discount rate:

	January 30, 2021	February 1, 2020

Weighted-average remaining term (years)
Operating leases	19	20
Finance leases	18	17
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	10%	11%

A sale leaseback was completed during the second quarter of 2020 for our San Bernardino E-commerce fulfillment and distribution center. The properties were sold for $195 million and generated net proceeds of $193 million after fees. A gain of $127 million was recognized during the second quarter of 2020 and is recorded in Gain on sale of real estate. An initial operating lease liability and a corresponding right of use asset of $84 million were recorded for these leased locations.

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets		January 30, 2021	February 1, 2020
(Dollars in Millions)	Classification
Assets
Financing obligations	Property & equipment, net	$65	$76
Liabilities
Current	Current portion of finance leases & financing obligations	39	36
Noncurrent	Finance leases & financing obligations	461	490
Total financing obligations		$500	$526

Consolidated Statement of Operations		2020	2019
(Dollars in Millions)	Classification
Amortization of financing obligation assets	Depreciation and amortization	$11	$11
Interest on financing obligations	Interest expense, net	36	37
Total financing obligations		$47	$48

Consolidated Statement of Cash Flows	2020	2019
(Dollars in Millions)
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$36	$37
Financing cash flows from financing obligations	36	37
Proceeds from financing obligations	9	11
(Gain) on extinguishment of debt	—	(9)

In 2019, we purchased leased equipment that was accounted for as a financing obligation resulting in recognition of a $9 million gain on extinguishment of debt.

The following table summarizes future financing obligation payments by fiscal year:

(Dollars in Millions)	January 30, 2021
Financing Obligations
2021	$70
2022	70
2023	67
2024	62
2025	49
After 2025	207
Total lease payments	$525
Non-cash gain on future sale of property	219
Amount representing interest	(244)
Financing obligation liability	$500

Total payments exclude $7.3 million of legally binding payments for contracts signed, but not yet commenced.

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	January 30, 2021	February 1, 2020
Weighted-average remaining term (years)	8	9
Weighted-average discount rate	7%	7%

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

The total costs for these benefit plans were $50 million for 2020, $51 million for 2019, and $50 million for 2018.

5. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	January 30, 2021	February 1, 2020
Deferred tax liabilities:
Property and equipment	$718	$611
Lease assets	821	816
Merchandise inventories	46	76
Total deferred tax liabilities	1,585	1,503
Deferred tax assets:
Lease obligations	1,093	1,110
Accrued and other liabilities, including stock-based compensation	244	144
Federal benefit on state tax reserves	30	30
Valuation allowance	(42)	(23)
Total deferred tax assets	1,325	1,261
Net deferred tax liability	$260	$242

Deferred tax assets included in other long-term assets totaled $42 million as of January 30, 2021 and $18 million as of February 1, 2020. As of January 30, 2021, the Company had state net operating loss carryforwards, net of valuation allowances, of $88 million, and state credit carryforwards, net of valuation allowances, of $6 million, which will expire between 2021 and 2041. As of February 1, 2020, state net operating loss carryforwards, net of valuation allowances, were $24 million, and state credit carryforwards, net of valuation allowances, were $7 million.

The components of the (benefit) provision for income taxes were as follows:

(Dollars in Millions)	2020	2019	2018
Current federal	$(439)	$128	$229
Current state	38	31	43
Deferred federal	69	60	(36)
Deferred state	(51)	(9)	5
(Benefit) provision for income taxes	$(383)	$210	$241

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law. The CARES Act modified a number of corporate tax provisions, such as the limitations on the deduction of business interest expense under Section 163(j) as well as allowing net operating loss carryovers and carrybacks to fully offset taxable income for years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding tax years to generate a refund of previously paid income taxes.

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.1	3.1	3.7
Federal NOL carryback	66.0	—	—
Uncertain tax positions	(19.4)	0.6	(0.2)
Federal tax credits	0.4	(1.2)	(1.0)
Other	0.1	(0.2)	(0.3)
Effective tax rate	70.2%	23.3%	23.2%

The effective tax rate for the year ended January 30, 2021, was higher than the effective tax rate for the year ended February 1, 2020, primarily due to the federal net operating loss (“NOL”) generated in the current year that will be carried back up to five taxable years. The Company has calculated a federal NOL for the year ended January 30, 2021 and will carryback the federal NOL generated in the current year to tax years 2015 – 2017. As a result, for the year ended January 30, 2021, the Company recorded an income tax benefit of $474 million due to the federal income tax rate differential for the year ended January 30, 2021 of 21% versus tax years 2015 – 2017 of 35%.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The federal returns subject to examination are the 2012 through 2020 tax years, excluding the 2014 tax year. State returns subject to examination vary depending upon the state. Generally, 2016 through 2020 tax years are subject to state examination. The earliest state open period is 2007. Certain states have proposed adjustments, which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not, based on technical merits, that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority, assuming that it has full knowledge of all relevant information. For those tax positions which do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. In addition, we provide for interest and penalties, as applicable, and record such amounts as a component of the overall income tax provision. A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

(Dollars in Millions)	2020	2019
Balance at beginning of year	$135	$133
Increases due to tax positions taken in prior years	—	7
Increases due to tax positions taken in current year	177	12
Decreases due to:
Tax positions taken in prior years	(9)	(14)
Settlements with taxing authorities	(4)	—
Lapse of applicable statute of limitations	(1)	(3)
Balance at end of year	$298	$135

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $42 million at January 30, 2021 and $35 million at February 1, 2020. Interest and penalty expenses were $18 million in 2020, $4 million in 2019, and $5 million in 2018.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $276 million as of January 30, 2021 and $112 million as of February 1, 2020. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for income taxes recorded on our balance sheet. Receivables included in other current assets totaled $610 million as of January 30, 2021 and $15 million as of February 1, 2020. Receivables included in other long term assets totaled $232 million as of January 30, 2021; there was no long term receivable as of February 1, 2020. Payables included in current liabilities totaled $10 million as of January 30, 2021 and $48 million as of February 1, 2020.

6. Stock-Based Awards

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2017 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units, and options to purchase shares of our common stock, to officers, key employees, and directors. As of January 30, 2021, there were 9.0 million shares authorized and 7.1 million shares available for grant under the 2017 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants. We also have outstanding options and other awards which were granted under previous compensation plans.

Annual grants are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year.

Stock Options

The majority of stock options previously granted to employees vest in five equal annual installments. Outstanding options granted to employees prior to 2006 have a term of up to 15 years. Outstanding options granted to employees after 2005 have a term of seven years. Outstanding options granted to directors have a term of 10 years.

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award was estimated using a Black-Scholes option valuation model.

The following table summarizes our stock option activity:

	2020		2019		2018
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	87	$51.78	136	$51.48	1,139	$50.51
Exercised	—	—	(46)	50.88	(1,001)	50.37
Forfeited/expired	(51)	51.53	(3)	51.50	(2)	53.52
Balance at end of year	36	$52.15	87	$51.78	136	$51.48

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $0 in 2020, $1 million in 2019, and $16 million in 2018. The stock options outstanding as of January 30, 2021 are all exercisable. They have a weighted average remaining contractual life of 0.6 years and no intrinsic value. Our closing stock price of $44.06 on January 30, 2021 is less than the exercise price of the remaining options.

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

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2020		2019		2018
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,312	$56.24	2,601	$51.90	2,811	$45.60
Granted	2,640	20.46	917	63.57	1,086	63.25
Vested	(1,053)	52.83	(1,004)	50.06	(1,202)	47.69
Forfeited	(448)	39.21	(202)	57.71	(94)	49.08
Balance at end of year	3,451	$32.09	2,312	$56.24	2,601	$51.90

The aggregate fair value of awards at the time of vesting was $56 million in 2020, $50 million in 2019, and $57 million in 2018.

Performance Share Units

We grant performance-based share units ("performance share units") to certain executives. The performance measurement period for these performance share units is three fiscal years. The fair market value of the grants is determined using a Monte-Carlo valuation on the date of grant.

The actual number of shares which will be earned at the end of the three-year vesting periods will vary based on our cumulative financial performance over the vesting periods. Due to COVID-19, the calculation methodology for certain shares granted in 2018 was modified from a three-year cumulative measurement period to a three-year average measurement period, with each year measured against one-third of the cumulative goal. The number of performance share units earned will be modified up or down based on Kohl's Relative Total Shareholder Return against a defined peer group during the vesting periods. The payouts, if earned, will be settled in Kohl's common stock after the end of each multi-year performance periods.

The following table summarizes performance share unit activity by year:

	2020		2019		2018
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,274	$61.55	1,046	$52.08	724	$46.07
Granted	699	19.76	665	69.30	365	66.66
Vested	(826)	42.72	(336)	46.87	(38)	78.35
Forfeited	(110)	46.79	(101)	63.41	(5)	46.91
Balance at end of year	1,037	$49.95	1,274	$61.55	1,046	$52.08

Stock Warrants

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The fair value was estimated to be $17.52 per warrant using a binomial lattice method. The warrants vest in five equal annual installments. The first installment vested on January 15, 2020, and the second installment on January 15, 2021. Total vested and unvested shares as of January 30, 2021 were 698,977 and 1,048,464, respectively. The warrants will expire on April 18, 2026. Unvested warrants will not vest if the commercial agreement is terminated, not renewed, or if no substitute written returns arrangement is entered into between the parties.

Other Required Disclosures

Stock-based compensation expense, other than that included in Impairments, store closing, and other costs, is included in Selling, general, and administrative expenses in our Consolidated Statements of Income. Stock-based compensation expense totaled $40 million for 2020, $56 million for 2019, and $87 million for 2018. At January 30, 2021, we had approximately $85 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.

7. Contingencies

We are subject to legal proceedings and claims arising out of the conduct of our business, including claims both by and against us. Such proceedings typically involve claims related to various forms of liability, contract disputes, allegations of violations of laws or regulations, or other actions brought by us or others including our employees, consumers, competitors, suppliers, or governmental agencies. We routinely assess the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. We establish accruals for our potential exposure, as appropriate, for significant claims against us when losses become probable and reasonably estimable. Where we are able to reasonably estimate a range of potential losses relating to significant matters, we record the amount within that range that constitutes our best estimate. We also disclose the nature of and range of loss for claims against us when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or other factors beyond our control.

8. Quarterly Financial Information (Unaudited)

	2020
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Total revenue	$2,428	$3,407	$3,979	$6,141
Cost of merchandise sold	$1,787	$2,149	$2,424	$4,000
Selling, general, and administrative expenses	$1,066	$1,050	$1,302	$1,603
Impairments, store closing, and other costs	$66	$(2)	$21	$4
(Gain) on sale of real estate	$—	$(127)	$—	$—
Net (loss) income	$(541)	$47	$(12)	$343
Basic shares	154	154	154	154
Basic net (loss) income per share	$(3.52)	$0.31	$(0.08)	$2.23
Diluted shares	154	155	154	156
Diluted net (loss) income per share	$(3.52)	$0.30	$(0.08)	$2.20

	2019
(Dollars and Shares in Millions, Except per Share Data)	First	Second	Third	Fourth
Total revenue	$4,087	$4,430	$4,625	$6,832
Cost of merchandise sold	$2,415	$2,550	$2,775	$4,400
Selling, general, and administrative expenses	$1,275	$1,269	$1,419	$1,742
(Gain) loss on extinguishment of debt	—	—	$(9)	—
Impairments, store closing, and other costs	$49	$7	—	$57
Net income	$62	$241	$123	$265
Basic shares	161	159	156	154
Basic net income per share	$0.38	$1.52	$0.79	$1.72
Diluted shares	162	159	157	154
Diluted net income per share	$0.38	$1.51	$0.78	$1.72

Due to changes in stock prices during the year and timing of share repurchases and issuances, the sum of quarterly net (loss) income per share may not equal the annual net (loss) income per share.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of January 30, 2021, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2021 and February 1, 2020, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes and our report dated March 18, 2021, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 18, 2021

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our Directors, the Board of Directors’ committees and our written code of ethics, see the applicable portions of the “Corporate Governance Matters” and “Proposal One: Election of Directors” sections of the Definitive Proxy Statement for our 2021 Annual Meeting of Shareholders (“our 2021 Proxy”), which information is incorporated herein by reference.

Any amendment to or waiver from the provisions of the Code of Ethics that is applicable to our Chief Executive Officer, Chief Financial Officer, or other key finance associates will be disclosed on the “Corporate Governance” portion of http://corporate.kohls.com. We intend to satisfy our disclosure requirements under item 5.05 of form 8-K regarding any amendments or waivers by posting such information at this location or our website.

See also Item 4A, Information about our Executive Officers of Part 1.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Corporate Governance Matters” and “Proposal One: Election of Directors” sections of our 2021 Proxy, including the "Compensation Committee Report" and "Compensation Discussion & Analysis", which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors, and Management” section of our 2021 Proxy, which information is incorporated herein by reference.

The following table includes shares of common stock outstanding and available for issuance under our existing equity compensation plans as of January 30, 2021:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	35,641	$52.15	7,141,363
Equity compensation plans not approved by security holders (1)	—	—	—
Total	35,641	$52.15	7,141,363
(1)	All of our existing equity compensation plans have been approved by shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Director Independence” and “Related Person Transactions” sections of our 2021 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2021 Proxy, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report

1.	Consolidated Financial Statements:

See Index to Consolidated Financial Statements, the Report of Independent Registered Public Accounting Firm, and the Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule:

All schedules have been omitted as they are not applicable.

3.	Exhibits:

Exhibit	Description	Document if Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011
3.2	Text of the Amendments to the Company’s Amended and Restated Bylaws	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 21, 2020
3.3	Amended and Restated Bylaws of the Company, as amended through April 15, 2020 (complete version)	Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020
4.1

Certain other long-term debt is described in Note 2 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 2 and not filed herewith.

4.2	Warrant to Purchase Common Stock	Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 23, 2019
4.3	Credit Agreement, dated as of April 16, 2020, by and among the Company and its subsidiaries, and Wells Fargo Bank, National Association, as agent, and the other lenders party thereto.	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 17, 2020
4.4	Description of registrant's securities	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2020
10.1	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc. and Capital One, National Association	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010
10.2	Amendment to Private Label Credit Card Program Agreement dated as of May 13, 2014 by and between Kohl's Department Stores, Inc. and Capital One, National Association	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014
10.3	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006
10.5	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.7	Kohl’s Corporation Annual Incentive Plan*	Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders

Exhibit	Description	Document if Incorporated by Reference
10.8	1997 Stock Option Plan for Outside Directors*	Exhibit 4.4 of the Company's registration statements on Form S-8 (File No. 333-26409), filed on May 2, 1997
10.9	Amended and Restated 2003 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008
10.10	Kohl’s Corporation 2010 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting
10.11	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (4-year vesting)*	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.12	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long Term Compensation Plan*
10.13	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.14	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.15	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.16	Non-Employee Director Compensation Program*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018
10.17	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of September 25, 2017*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.18	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Sona Chawla effective as of September 25, 2017*	Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.19	Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Bruce H. Besanko effective as of July 10, 2017*	Exhibit 10.2 of the Company's Current Report on Form 8-K filed on July 14, 2017
10.20	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Doug Howe effective as of May 14, 2018*	Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.21	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Greg Revelle effective as of April 9, 2018*	Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.22	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Marc Chini dated as of August 30, 2019*	Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.23	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Paul Gaffney dated as of September 16 , 2019*	Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.24	Amended and Restated Executive Compensation Agreement between Kohl's Department Stores, Inc. and Jill Timm dated November 1, 2019*	Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.25	Amended and Restated Executive Compensation Agreement between Kohl's, Inc. and Jason Kelroy dated August 16, 2020*

Exhibit	Description	Document if Incorporated by Reference
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

Dated: March 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ Frank V. Sica
Frank V. Sica
Chairman

/s/ Michael Bender	/s/ Robbin Mitchell
Michael Bender	Robbin Mitchell
Director	Director

/s/ Peter Boneparth	/s/ Jonas Prising
Peter Boneparth	Jonas Prising
Director	Director

/s/ Steven A. Burd	/s/ John E. Schlifske
Steven A. Burd	John E. Schlifske
Director	Director

/s/ Yael Cosset	/s/ Adrianne Shapira
Yael Cosset	Adrianne Shapira
Director	Director

/s/ H. Charles Floyd	/s/ Stephanie A. Streeter
H. Charles Floyd	Stephanie A. Streeter
Director	Director

/s/ Michelle Gass
Michelle Gass
Chief Executive Officer
Director (Principal Executive Officer)