Form 10-Q
period 2021-05-01
KOHLS Corp
filed 2021-06-03
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 28, 2021 Common Stock, Par Value $0.01 per Share, 156,233,049 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Current assets:
Cash and cash equivalents	$1,609	$2,271	$2,039
Merchandise inventories	2,667	2,590	3,557
Other	919	974	574
Total current assets	5,195	5,835	6,170
Property and equipment, net	6,653	6,689	7,169
Operating leases	2,392	2,398	2,373
Other assets	449	415	157
Total assets	$14,689	$15,337	$15,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,378	$1,476	$1,866
Accrued liabilities	1,289	1,270	1,138
Current portion of:
Finance lease and financing obligations	112	115	124
Operating leases	159	161	159
Total current liabilities	2,938	3,022	3,287
Long-term debt	1,909	2,451	3,449
Finance lease and financing obligations	1,473	1,387	1,351
Operating leases	2,620	2,625	2,605
Deferred income taxes	242	302	165
Other long-term liabilities	390	354	222
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,333	3,319	3,289
Treasury stock, at cost	(11,663)	(11,595)	(11,593)
Retained earnings	13,443	13,468	13,090
Total shareholders’ equity	$5,117	$5,196	$4,790
Total liabilities and shareholders’ equity	$14,689	$15,337	$15,869

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 1, 2021	May 2, 2020
Net sales	$3,662	$2,160
Other revenue	225	268
Total revenue	3,887	2,428
Cost of merchandise sold	2,233	1,787
Operating expenses:
Selling, general, and administrative	1,170	1,066
Depreciation and amortization	211	227
Impairments, store closing, and other costs	—	66
Operating income (loss)	273	(718)
Interest expense, net	67	58
Loss on extinguishment of debt	201	—
Income (loss) before income taxes	5	(776)
(Benefit) from income taxes	(9)	(235)
Net income (loss)	$14	$(541)
Net income (loss) per share:
Basic	$0.09	$(3.52)
Diluted	$0.09	$(3.52)

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 1, 2021	May 2, 2020
Common stock
Balance, beginning of period	$4	$4
Stock-based awards	—	—
Balance, end of period	$4	$4

Paid-in capital
Balance, beginning of period	$3,319	$3,272
Stock-based awards	14	17
Balance, end of period	$3,333	$3,289

Treasury stock, at cost
Balance, beginning of period	$(11,595)	(11,571)
Treasury stock purchases	(46)	(8)
Stock-based awards	(22)	(20)
Dividends paid	—	6
Balance, end of period	$(11,663)	$(11,593)

Retained earnings
Balance, beginning of period	$13,468	$13,745
Net income (loss)	14	(541)
Dividends paid	(39)	(114)
Balance, end of period	$13,443	$13,090

Total shareholders' equity, end of period	$5,117	$4,790

Common stock
Shares, beginning of period	377	375
Stock-based awards	—	2
Shares, end of period	377	377
Treasury stock
Shares, beginning of period	(219)	(219)
Treasury stock purchases	(1)	—
Shares, end of period	(220)	(219)
Total shares outstanding, end of period	157	158

Dividends paid per common share	$0.25	$0.704

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020
Operating activities
Net income (loss)	$14	$(541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	211	227
Share-based compensation	12	15
Deferred income taxes	(65)	(91)
Impairments, store closing, and other costs	—	51
Loss on extinguishment of debt	201	—
Non-cash inventory costs	—	187
Non-cash lease expense	38	37
Other non-cash expense	7	5
Changes in operating assets and liabilities:
Merchandise inventories	(75)	(205)
Other current and long-term assets	31	(180)
Accounts payable	(99)	660
Accrued and other long-term liabilities	42	(78)
Operating lease liabilities	(39)	(34)
Net cash provided by operating activities	278	53
Investing activities
Acquisition of property and equipment	(59)	(162)
Proceeds from sale of real estate	2	—
Net cash used in investing activities	(57)	(162)
Financing activities
Proceeds from issuance of debt	500	2,097
Deferred financing costs	(5)	(19)
Treasury stock purchases	(46)	(8)
Shares withheld for taxes on vested restricted shares	(22)	(20)
Dividends paid	(39)	(108)
Reduction of long-term borrowings	(1,044)	(497)
Premium paid on redemption of debt	(192)	—
Finance lease and financing obligation payments	(33)	(23)
Proceeds from stock option exercises	1	—
Proceeds from financing obligations	—	3
Other	(3)	—
Net cash (used in) provided by financing activities	(883)	1,425
Net (decrease) increase in cash and cash equivalents	(662)	1,316
Cash and cash equivalents at beginning of period	2,271	723
Cash and cash equivalents at end of period	$1,609	$2,039
Supplemental information
Interest paid, net of capitalized interest	$59	$39
Income taxes paid	5	1
Property and equipment acquired through:
Finance lease liabilities	106	8
Operating lease liabilities	30	20

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.

Due to the seasonality of the business of Kohl’s Corporation (the “Company,” “Kohl’s,” “we,” “our,” or “us”) and the uncertainty surrounding the financial impact of the novel coronavirus (“COVID-19”) pandemic, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We operate as a single business unit.

Restructuring Reserve

The following table summarizes changes in the restructuring reserve during the quarter ended May 1, 2021:

(Dollars In Millions)	Severance
Balance - January 30, 2021	$13
Payments and reversals	(2)
Balance - May 1, 2021	$11

Charges related to corporate restructuring efforts are recorded in Impairments, store closing, and other costs.

Recent Accounting Pronouncements

During the quarter ended May 1, 2021, we adopted the new accounting standard on simplifying the accounting for income taxes (ASU 2019-12). The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. There was no material impact on our financial statements due to adoption of the new standard.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020
Women's	$1,117	$593
Men’s	687	363
Home	634	483
Children's	468	269
Footwear	388	233
Accessories	368	219
Net Sales	$3,662	$2,160

Unredeemed gift cards and merchandise return card liabilities totaled $298 million as of May 1, 2021, $339 million as of January 30, 2021, and $301 million as of May 2, 2020. Revenue of $74 million was recognized during the current year from the January 30, 2021 ending balance.

3. Debt

Long-term debt, which includes draws on the revolving credit facility, consists of the following unsecured and secured senior debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	May 1, 2021	January 30, 2021	May 2, 2020
2023	3.25%	3.25%	$164	$350	$350
2023	4.78%	4.75%	111	184	184
2025	9.50%	9.50%	113	600	600
2025	4.25%	4.25%	353	650	650
2029	7.36%	7.25%	42	42	42
2031	3.40%	3.38%	500	—	—
2033	6.05%	6.00%	112	113	113
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,923	2,467	2,467
Unamortized debt discounts and deferred financing costs			(14)	(16)	(18)
Unsecured senior debt			1,909	2,451	2,449
Effective interest rate			4.89%	5.90%	5.90%
Secured senior debt			—	—	1,000
Total long-term debt			$1,909	$2,451	$3,449

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.1 billion at May 1, 2021, $2.8 billion at January 30, 2021 and $2.2 billion at May 2, 2020.

No borrowing amounts were outstanding on the credit facility in place as of May 1, 2021 or January 30, 2021. At May 2, 2020, $1.0 billion was outstanding on the credit facility.

In March 2021, we issued $500 million in aggregate principal amount of 3.375% notes with semi-annual interest payments beginning in November 2021. The notes include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investors Service, Inc. The notes mature in May 2031. Proceeds of the issuance and cash on hand were used to pay the principal, premium, and accrued interest of the notes which were purchased as part of the cash tender offer in April 2021.

In April 2021, we completed a cash tender offer for $1.0 billion of senior unsecured debt. We recognized a $201 million loss on extinguishment of debt in the first quarter of 2021, which includes the $192 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, a $6 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt, and $3 million in other fees.

4. Stock-Based Awards

The following table summarizes our stock-based awards activity for the quarter ended May 1, 2021:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 30, 2021	36	$52.15	3,451	$32.09	1,037	$49.95
Granted	—	—	546	57.16	197	59.62
Exercised/vested	(11)	55.20	(838)	35.87	(211)	72.21
Forfeited/expired	(1)	51.27	(78)	30.95	(33)	30.42
Balance - May 1, 2021	24	$50.86	3,081	$35.54	990	$47.78

In 2019, we granted 1,747,441 of stock warrants. The total vested and unvested warrants as of May 1, 2021 were 698,977 and 1,048,464, respectively.

5. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

6. Income Taxes

The first quarter of 2021 resulted in a net benefit for income taxes driven by the recognition of favorable tax items. The net benefit, when compared to a low GAAP income, results in a large negative tax rate. The effective income tax rate from the first quarter of 2020 was driven by the net loss in the first quarter of 2020 due to the temporary closure of our stores and the benefit of the net loss carryback to years with a federal statutory tax rate of 35%.

7. Net Income (Loss) Per Share

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

The information required to compute basic and diluted Net income (loss) per share is as follows:

	Quarter Ended
(Dollar and Shares in Millions, Except per Share Data)	May 1, 2021	May 2, 2020
Numerator—Net income (loss)	$14	$(541)
Denominator—Weighted-average shares:
Basic	154	154
Dilutive impact	2	—
Diluted	156	154
Net income (loss) per share:
Basic	$0.09	$(3.52)
Diluted	$0.09	$(3.52)

The following potential shares of common stock were excluded from the diluted Net income (loss) per share calculation because their effect would have been anti-dilutive:

	Quarter Ended
	May 1, 2021	May 2, 2020
Anti-dilutive shares	3	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the first quarter” are for the three fiscal months (13 weeks) ended May 1, 2021 or May 2, 2020.

This Form 10-Q contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the information under “2021 Outlook,” as well as statements about our future sales or financial performance and our plans, performance, and other objectives, expectations, or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2020 Form 10-K or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made and we undertake no obligation to update them.

Executive Summary

As of May 1, 2021, we operated 1,162 Kohl's stores, a website (www.Kohls.com), and 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•	First quarter net sales and earnings exceeded company expectations
•	Strengthened financial position during the quarter by reducing long-term debt by over $500 million and ending with $1.6 billion in cash
•	69.5% increase over the prior year period in net sales
•	2,173 basis point increase over the prior year period in gross margin as a percent of net sales
•	1,379 basis point decrease from the prior year period in SG&A as a percentage of total revenue
•	7.0% operating margin
•	$0.09 diluted earnings per share
•	$1.05 diluted earnings per share on a non-GAAP basis

COVID-19

As discussed in our 2020 Form 10-K, the COVID-19 pandemic has had significant adverse effects on our business. We are closely monitoring the effects of the ongoing COVID-19 pandemic and its continued impact on our business. We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements. During the first quarter of 2021, we did see momentum in our business returning to pre-pandemic levels which allowed us to resume our capital allocation strategy including reinstating dividends, resuming our share repurchase program, and employing liability management strategies.

Our Vision and Strategy

In 2020, the Company announced a new strategic framework with a vision to be “the most trusted retailer of choice for the active and casual lifestyle.” This strategy is designed to create long-term shareholder value and has four key focus areas: driving top line growth, expanding operating margin, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture.

2021 Outlook

Our updated expectations for fiscal 2021 are as follows:

Net sales	Increase mid-to-high teens %
Operating margin	5.7% - 6.1%
Earnings per diluted share (a)	$3.80 - $4.20
Capital expenditures	$550 - $600 million
Share repurchases	$200 - $300 million
(a)	Excluding non-recurring charges

Results of Operations

Total Revenue

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020	Change
Net sales	$3,662	$2,160	$1,502
Other revenue	225	268	(43)
Total revenue	$3,887	$2,428	$1,459

Net sales increased 69.5% for the first quarter of 2021 compared to the first quarter of 2020.

•

The increase in net sales shows that our key strategic initiatives are gaining traction and resonating with our customers. Store sales more than doubled year over year lapping last year’s store closures.

•	Digital sales increased 14% for the first quarter of 2021. Digital penetration represented 30% of net sales for the first quarter of 2021 compared to 45% of net sales for the first quarter of 2020.
•	All lines of business reported increases in sales for the first quarter of 2021 with Men’s, Women’s, Children’s, and Accessories outperforming the Company average.
•	Active continues to be a key strategic initiative and outperformed the rest of the Company growing to 23% of sales.

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

As our stores were closed for a period during the first quarter of 2020, we have not included a discussion of comparable sales as we do not believe it is a meaningful metric over this period of time.

We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

Digital penetration calculations vary across the retail industry. As a result, our digital penetration calculation may not be consistent with the similarly titled measures reported by other companies.

The decrease in Other revenue of $43 million for the first quarter of 2021 was driven by a decline in credit revenue due to lower accounts receivable balances associated with a decrease in sales in 2020 as well as a higher payment rate resulting in less interest, late fees, and write-off activity.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020	Change
Net sales	$3,662	$2,160	$1,502
Cost of merchandise sold	2,233	1,787	446
Gross margin	$1,429	$373	$1,056
Gross margin as a percent of net sales	39.0%	17.3%	2,173	bps

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

Gross margin as a percent of sales was 39%, increasing 2,173 bps from the COVID-19 impacted gross margin as a percent of sales of 17.3% in the first quarter of 2020. The increase was driven by pricing and promotion optimization, strong inventory management resulting in less permanent markdowns, and decreased shipping costs due to the decrease in digital sales penetration. Gross margin in the first quarter of 2020 was negatively impacted by $187 million of inventory related charges, including a $163 million reserve required to address excess seasonal inventory as our stores were closed.

Gross margin benefited from a favorable industry backdrop which provided for a greater percentage of full price selling. While we expect some of the industry tailwinds to ease as inventory rebuilds, we remain confident in our ability to further enhance our margin structure through our strategic initiatives. We are monitoring cost headwinds related to industry-wide supply chain disruptions. We have navigated the challenges to date, but acknowledge there still remains a lot of uncertainty as we look to the balance of the year.

Selling, General, and Administrative Expense (“SG&A”)

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020	Change
SG&A	$1,170	$1,066	$104
As a percent of total revenue	30.1%	43.9%	(1,379)	bps

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

The following table summarizes the increases (decreases) in SG&A by expense type:

Quarter Ended
(Dollars In Millions)	May 1, 2021
Corporate and other	$51
Store expenses	48
Distribution	20
Technology	(15)
Total increase	$104

SG&A expenses increased $104 million, or 9.8%, to $1.2 billion in the first quarter of 2021. As a percentage of revenue, SG&A leveraged by 1,379 bps. The increase in SG&A was primarily driven by increases in store expenses due to an increase in sales as our stores were closed for part of the period last year due to COVID-19, an increase in Corporate expenses due to the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in 2020, and an increase in distribution expenses driven by higher transportation and payroll costs to support the increased sales volume. Partially offsetting the increase in SG&A expense was a decrease in technology expense driven by a more balanced staffing model.

Other Expenses

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020	Change
Depreciation and amortization	$211	$227	$(16)
Impairments, store closing, and other costs	—	66	(66)
Interest expense, net	67	58	9
Loss on extinguishment of debt	201	—	201

Depreciation and amortization decreases were driven by reduced capital spending in 2020 due to COVID-19.

In the first quarter of 2020, we incurred $66 million of Impairments, store closing, and other costs. We incurred $51 million in asset write-offs and $2 million in other costs related to capital reductions and strategy changes due to COVID-19 and $13 million in brand exit costs.

Net interest expense increased in the first quarter of 2021 as a result of higher interest expense due to the $600 million notes issued in April 2020 partially offset by liability management strategies employed during the first quarter of 2021.

In the first quarter of 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020	Change
(Benefit) for income taxes	$(9)	$(235)	$226
Effective tax rate	(184.5%)	30.3%

The first quarter of 2021 resulted in a net benefit for income taxes driven by the recognition of favorable tax items. The net benefit, when compared to a low GAAP income, results in a large negative tax rate. The effective income tax rate from the first quarter of 2020 was driven by the net loss in the first quarter of 2020 due to the temporary closure of our stores and the benefit of the net loss carryback to years with a federal statutory tax rate of 35%.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income (Loss)	Income (Loss) before Income Taxes	Net Income (Loss)	Earnings (Loss) Per Diluted Share
Quarter Ended May 1, 2021
GAAP	$273	$5	$14	$0.09
Loss on extinguishment of debt	—	201	201	1.29
Impairments, store closing, and other costs	—	—	—	—
Income tax impact of items noted above	—	—	(50)	(0.33)
Adjusted (non-GAAP)	$273	$206	$165	$1.05
Quarter Ended May 2, 2020
GAAP	$(718)	$(776)	$(541)	$(3.52)
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	66	66	66	0.43
Income tax impact of items noted above	—	—	(20)	(0.13)
Adjusted (non-GAAP)	$(652)	$(710)	$(495)	$(3.22)

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

In addition to COVID-19, we expect that our operations will continue to be influenced by general economic conditions, including food, fuel, and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
•Operational needs, including salaries, rent, taxes, and other operating costs •Capital expenditures •Inventory •Share repurchases •Dividend payments •Debt reduction	•Cash flow from operations •Short-term trade credit, in the form of extended payment terms •Line of credit under our revolving credit facility •Issuance of debt

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Quarter Ended
(Dollars in Millions)	May 1, 2021	May 2, 2020	Change
Net cash provided by (used in):
Operating activities	$278	$53	$225
Investing activities	(57)	(162)	105
Financing activities	(883)	1,425	(2,308)

Operating Activities

Operating activities generated $278 million in the first quarter of 2021 compared to $53 million in the first quarter of 2020. The increase was primarily due to an increase in net income resulting from increased sales due to the impact of COVID-19 last year and changes in other current and long-term assets partially offset by extending payment terms with our vendors last year.

Investing Activities

Investing activities used $57 million in the first quarter of 2021 and $162 million in the first quarter of 2020. The decrease was due to reductions in capital expenditures in 2021 driven by the timing of the construction of our Sephora shops beginning in the second quarter of 2021.

Financing Activities

Financing activities used $883 million in the first quarter of 2021 and generated $1.4 billion in the first quarter of 2020.

In March 2021, we issued $500 million in aggregate principal amount of 3.375% notes with semi-annual interest payments beginning in November 2021. The notes mature in May 2031.

In April 2021, we completed a cash tender offer for $1.0 billion of senior unsecured debt. We recognized a $201 million loss on extinguishment of debt in the first quarter of 2021 which includes the $192 million tender premium paid to tendering note holders in accordance with the terms of the tender offer, a $6 million non-cash write-off of deferred financing costs and original issue discounts associated with the extinguished debt, and $3 million in other fees.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024. At May 2, 2020, $1.0 billion was outstanding on the credit facility bearing an effective interest rate of 3.41%.

In April 2020, we issued $600 million in aggregate principal amount of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes mature in May 2025. We used part of the net proceeds from this offering to repay $500 million of the borrowings under our senior secured, asset based revolving credit facility with the remainder for general corporate purposes.

We paid cash for treasury stock purchases of $46 million in the first quarter of 2021 and $8 million in the first quarter of 2020. During the first quarter of 2021, we reinstated our share repurchase program which had been suspended in the first quarter of 2020 in response to COVID-19. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $39 million ($0.25 per share) in the first quarter of 2021 and $108 million ($0.704 per share) in the first quarter of 2020. During the first quarter of 2021, we reinstated our dividend program which had been suspended beginning in the second quarter of 2020 in response to COVID-19. On May 12, 2021, our Board of Directors declared a quarterly cash dividend on our common stock of $0.25 per share. The dividend is payable June 23, 2021 to shareholders of record at the close of business on June 9, 2021.

As of May 1, 2021, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-
Outlook	Negative	Stable	Stable

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	May 1, 2021	May 2, 2020
Working capital	$2,257	$2,883
Current ratio	1.77	1.88

The decrease in our working capital and current ratio are primarily due to lower cash balances as a result of the debt liability management actions we employed to reduce our long-term borrowings as well as lower inventory balances offset by a decrease in accounts payable as we extended payment terms with our vendors in 2020 due to COVID-19.

Debt Covenant Compliance

As of May 1, 2021, we were in compliance with all covenants in our debt instruments and expect to remain in compliance during the remainder of fiscal 2021.

Contractual Obligations

During the first quarter of 2021, we issued $500 million in aggregate principal amount of 3.375% notes due in 2031. We also completed a cash tender offer for $1.0 billion of our senior unsecured debt. See "Liquidity and Capital Resources" for additional details about these financing activities. See Note 3 of the Consolidated Financial Statements for additional details about outstanding debt. There have been no other significant changes in the contractual obligations disclosed in our 2020 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 1, 2021.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our operating results are subject to interest rate risk as the $500 million of notes issued in March 2021 include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investors Service, Inc. There have been no other significant changes in the Quantitative and Qualitative Disclosures About Market Risk described in our 2020 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2021, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program to $2.0 billion. Purchases under the repurchase program may be made in the open market, through block trades, and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued, or accelerated at any time.

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended May 1, 2021:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31 - February 27, 2021	4,293	$49.98	—	$726
February 28 - April 3, 2021	779,680	58.33	407,842	702
April 4 - May 1, 2021	382,996	59.63	376,180	1,984
Total	1,166,969	$58.72	784,022	$1,984

Item 6. Exhibits

Exhibit	Description
10.1

Settlement Agreement, dated as of April 13, 2021, by and among Kohl’s Corporation, Macellum Badger Fund, LP and the other persons and entities listed on Schedule A thereto, Legion Partners Holdings, LLC and the other persons and entities listed on Schedule B thereto, 4010 Partners, LP and the other persons and entities listed on Schedule C thereto, and Ancora Advisors, LLC and the other persons and entities listed on Schedule D thereto, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 13, 2021.

10.2	Form of Restricted Stock Unit Agreement for persons party to an Employment Agreement
10.3	Form of Restricted Stock Unit Agreement for persons party to an Executive Compensation Agreement
10.4	Form of Performance Stock Unit Agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 3, 2021	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)