Form 10-Q
period 2021-07-31
KOHLS Corp
filed 2021-09-02
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 27, 2021 Common Stock, Par Value $0.01 per Share, 150,534,221 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$2,569	$2,271	$2,428
Merchandise inventories	2,733	2,590	2,698
Other	356	974	562
Total current assets	5,658	5,835	5,688
Property and equipment, net	7,107	6,689	6,970
Operating leases	2,301	2,398	2,418
Other assets	440	415	159
Total assets	$15,506	$15,337	$15,235

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,495	$1,476	$1,064
Accrued liabilities	1,554	1,270	1,216
Current portion of:
Finance lease and financing obligations	117	115	126
Operating leases	143	161	160
Total current liabilities	3,309	3,022	2,566
Long-term debt	1,909	2,451	3,450
Finance lease and financing obligations	1,906	1,387	1,356
Operating leases	2,532	2,625	2,637
Deferred income taxes	245	302	122
Other long-term liabilities	386	354	267
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,349	3,319	3,290
Treasury stock, at cost	(11,920)	(11,595)	(11,594)
Retained earnings	13,786	13,468	13,137
Total shareholders’ equity	$5,219	$5,196	$4,837
Total liabilities and shareholders’ equity	$15,506	$15,337	$15,235

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$4,223	$3,213	$7,885	$5,373
Other revenue	224	194	449	462
Total revenue	4,447	3,407	8,334	5,835
Cost of merchandise sold	2,426	2,149	4,659	3,936
Operating expenses:
Selling, general, and administrative	1,241	1,050	2,411	2,116
Depreciation and amortization	210	219	421	446
Impairments, store closing, and other costs	—	(2)	—	64
(Gain) on sale of real estate	—	(127)	—	(127)
Operating income (loss)	570	118	843	(600)
Interest expense, net	62	78	129	136
Loss on extinguishment of debt	—	—	201	—
Income (loss) before income taxes	508	40	513	(736)
Provision (benefit) for income taxes	126	(7)	117	(242)
Net income (loss)	$382	$47	$396	$(494)
Net income (loss) per share:
Basic	$2.51	$0.31	$2.58	$(3.21)
Diluted	$2.48	$0.30	$2.55	$(3.21)

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended	Six Months Ended
(Dollars in Millions, Except per Share Data)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock-based awards	—	—	—	—
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,333	$3,289	$3,319	$3,272
Stock-based awards	16	1	30	18
Balance, end of period	$3,349	$3,290	$3,349	$3,290

Treasury stock, at cost
Balance, beginning of period	$(11,663)	$(11,593)	$(11,595)	$(11,571)
Treasury stock purchases	(255)	—	(301)	(8)
Stock-based awards	(3)	(1)	(25)	(21)
Dividends paid	1	—	1	6
Balance, end of period	$(11,920)	$(11,594)	$(11,920)	$(11,594)

Retained earnings
Balance, beginning of period	$13,443	$13,090	$13,468	$13,745
Net income (loss)	382	47	396	(494)
Dividends paid	(39)	—	(78)	(114)
Balance, end of period	$13,786	$13,137	$13,786	$13,137

Total shareholders' equity, end of period	$5,219	$4,837	$5,219	$4,837

Common stock
Shares, beginning of period	377	377	377	375
Stock-based awards	—	—	—	2
Shares, end of period	377	377	377	377
Treasury stock
Shares, beginning of period	(220)	(219)	(219)	(219)
Treasury stock purchases	(5)	—	(6)	—
Shares, end of period	(225)	(219)	(225)	(219)
Total shares outstanding, end of period	152	158	152	158

Dividends paid per common share	$0.25	—	$0.50	$0.704

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020
Operating activities
Net income (loss)	$396	$(494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	421	446
Share-based compensation	25	14
Deferred income taxes	(57)	(132)
Impairments, store closing, and other costs	—	48
(Gain) on sale of real estate	—	(127)
Loss on extinguishment of debt	201	—
Non-cash inventory costs	—	187
Non-cash lease expense	74	74
Other non-cash expense	9	10
Changes in operating assets and liabilities:
Merchandise inventories	(138)	656
Other current and long-term assets	590	(170)
Accounts payable	19	(142)
Accrued and other long-term liabilities	228	16
Operating lease liabilities	(76)	(82)
Net cash provided by operating activities	1,692	304
Investing activities
Acquisition of property and equipment	(191)	(196)
Proceeds from sale of real estate	4	193
Net cash used in investing activities	(187)	(3)
Financing activities
Proceeds from issuance of debt	500	2,097
Deferred financing costs	(5)	(19)
Treasury stock purchases	(301)	(8)
Shares withheld for taxes on vested restricted shares	(25)	(20)
Dividends paid	(77)	(108)
Reduction of long-term borrowings	(1,044)	(497)
Premium paid on redemption of debt	(192)	—
Finance lease and financing obligation payments	(65)	(44)
Proceeds from stock option exercises	1	—
Proceeds from financing obligations	4	3
Other	(3)	—
Net cash (used in) provided by financing activities	(1,207)	1,404
Net increase in cash and cash equivalents	298	1,705
Cash and cash equivalents at beginning of period	2,271	723
Cash and cash equivalents at end of period	$2,569	$2,428
Supplemental information
Interest paid, net of capitalized interest	$128	$108
Income taxes paid	43	137

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

We operate as a single business unit.

Recent Accounting Pronouncements

We adopted the new accounting standard on simplifying the accounting for income taxes (ASU 2019-12), effective at the beginning of fiscal 2021. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. There was no material impact on our financial statements due to adoption of the new standard.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Women's	$1,344	$951	$2,461	$1,544
Men's	942	598	1,629	961
Home	609	657	1,243	1,140
Children's	463	395	931	664
Footwear	462	337	850	570
Accessories	403	275	771	494
Net Sales	$4,223	$3,213	$7,885	$5,373

Unredeemed gift cards and merchandise return card liabilities totaled $281 million as of July 31, 2021, $339 million as of January 30, 2021, and $283 million as of August 1, 2020. Revenue of $117 million was recognized during the current year from the January 30, 2021 ending balance.

3. Debt

Long-term debt, which includes draws on the revolving credit facility, consists of the following unsecured and secured senior debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	July 31, 2021	January 30, 2021	August 1, 2020
2023	3.25%	3.25%	$164	$350	$350
2023	4.78%	4.75%	111	184	184
2025	9.50%	9.50%	113	600	600
2025	4.25%	4.25%	353	650	650
2029	7.36%	7.25%	42	42	42
2031	3.40%	3.38%	500	—	—
2033	6.05%	6.00%	112	113	113
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,923	2,467	2,467
Unamortized debt discounts and deferred financing costs			(14)	(16)	(17)
Unsecured senior debt			1,909	2,451	2,450
Effective interest rate			4.89%	5.90%	5.90%
Secured senior debt			—	—	1,000
Total long-term debt			$1,909	$2,451	$3,450

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.2 billion at July 31, 2021, $2.8 billion at January 30, 2021, and $2.5 billion at August 1, 2020.

No borrowing amounts were outstanding on the credit facility in place as of July 31, 2021 or January 30, 2021. At August 1, 2020, $1.0 billion was outstanding on the credit facility.

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

We plan to open 200 Sephora shops within our Kohl's stores in fall of 2021. Due to the investments we are making in the Sephora shops, we are required to reassess our lease term when construction begins as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	July 31, 2021	January 30, 2021
Assets
Operating leases	Operating leases	$2,301	$2,398
Finance leases	Property & equipment, net	1,226	708
Total operating & finance leases		3,527	3,106
Liabilities
Current
Operating leases	Current portion of operating leases	143	161
Finance leases	Current portion of finance leases & financing obligations	83	76
Noncurrent
Operating leases	Operating leases	2,532	2,625
Finance leases	Finance leases & financing obligations	1,457	926
Total operating & finance leases		$4,215	$3,788

Consolidated Statement of Operations		Three Months Ended	Six Months Ended
(Dollars in Millions)	Classification	July 31, 2021	July 31, 2021
Operating leases	Selling, general, and administrative	$79	$156
Finance Leases
Amortization of leased assets	Depreciation and amortization	23	43
Interest on leased assets	Interest expense, net	27	52
Total operating and finance leases		$129	$251

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	July 31, 2021
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$165
Operating cash flows from finance leases	52
Financing cash flows from finance leases	47

The following table summarizes future lease payments by fiscal year:

	July 31, 2021
(Dollars in millions)	Operating Leases	Finance Leases	Total
2021	$143	$96	$239
2022	289	185	474
2023	277	166	443
2024	248	151	399
2025	234	145	379
After 2025	3,492	2,467	5,959
Total lease payments	$4,683	$3,210	$7,893
Amount representing interest	(2,008)	(1,670)	(3,678)
Lease liabilities	$2,675	$1,540	$4,215

The following table summarizes weighted-average remaining lease term and discount rate:

	July 31, 2021	January 30, 2021
Weighted-average remaining term (years)
Operating leases	20	19
Finance leases	19	18
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	7%	10%

Other lease information is as follows:

	Six Months Ended	Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020
Property and equipment acquired (disposed) through:
Finance lease liabilities	$569	$56
Operating lease liabilities	(29)	103

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	July 31, 2021	January 30, 2021
Assets
Financing obligations	Property & equipment, net	$60	$65
Liabilities
Current	Current portion of finance leases & financing obligations	34	39
Noncurrent	Finance leases & financing obligations	449	461
Total financing obligations		$483	$500

Consolidated Statement of Operations		Three Months Ended	Six Months Ended
(Dollars in Millions)	Classification	July 31, 2021	July 31, 2021
Amortization of financing obligation assets	Depreciation and amortization	3	5
Interest on financing obligations	Interest expense, net	10	19
Total financing obligations		$13	$24

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	July 31, 2021
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$19
Financing cash flows from financing obligations	18
Proceeds from financing obligations	4

The following table summarizes future financing obligation payments by fiscal year:

July 31, 2021
(Dollars in millions)	Financing Obligations
2021	$34
2022	71
2023	69
2024	64
2025	55
After 2025	369
Total lease payments	$662
Non-cash gain on future sale of property	219
Amount representing interest	(398)
Financing obligation liability	$483

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	July 31, 2021	January 30, 2021
Weighted-average remaining term (years)	9	8
Weighted-average discount rate	9%	7%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the six months ended July 31, 2021:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 30, 2021	36	$52.15	3,451	$32.09	1,037	$49.95
Granted	—	—	614	56.56	211	58.99
Exercised/vested	(19)	55.41	(1,057)	35.22	(211)	72.21
Forfeited/expired	(1)	51.27	(130)	33.05	(33)	30.42
Balance - July 31, 2021	16	$48.25	2,878	$36.12	1,004	$47.82

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of July 31, 2021 were 698,977 and 1,048,464, respectively.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

7. Income Taxes

The second quarter and year to date 2021 resulted in income tax expense driven by book income. The effective income tax rate in the second quarter and year to date 2020 was driven by the net loss due to the temporary closure of our stores and the benefit of the net loss carryback to years with a federal statutory tax rate of 35%.

8. Net Income (Loss) Per Share

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

The information required to compute basic and diluted Net income (loss) per share is as follows:

	Three Months Ended	Six Months Ended
(Dollar and Shares in Millions, Except per Share Data)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator—Net income (loss)	$382	$47	$396	$(494)
Denominator—Weighted-average shares:
Basic	152	154	153	154
Dilutive impact	2	1	2	—
Diluted	154	155	155	154
Net income (loss) per share:
Basic	$2.51	$0.31	$2.58	$(3.21)
Diluted	$2.48	$0.30	$2.55	$(3.21)

The following potential shares of common stock were excluded from the diluted Net income (loss) per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Anti-dilutive shares	3	5	3	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the second quarter” are for the three fiscal months (13 weeks) ended July 31, 2021, August 1, 2020, or August 3, 2019. References to “year to date” and “first half” are for the six fiscal months (26 weeks) ended July 31, 2021 or August 1, 2020. References to “the first quarter” are for the three fiscal months (13 weeks) ended May 1, 2021 or May 2, 2020.

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

Executive Summary

As of July 31, 2021, we operated 1,162 Kohl's stores and a website (www.Kohls.com). During the quarter, we closed our 12 FILA outlets. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•
Delivered record earnings of $2.48 per diluted share
•
Strengthened financial position during the quarter, ending with $2.6 billion in cash
•
Net sales increased 31.4% to last year
•
Gross margin was 42.5% of net sales, a 942 basis point increase over the prior year period
•
SG&A increased 18.2% and leveraged 291 basis points to last year
•
Achieved a 12.8% operating margin

COVID-19

As discussed in our 2020 Form 10-K, the COVID-19 pandemic has had significant adverse effects on our business. We are closely monitoring the effects of the ongoing COVID-19 pandemic and its continued impact on our business. We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements. During the first half of 2021, we saw momentum in our business which allowed us to resume our capital allocation strategy including reinstating dividends, resuming our share repurchase program, and employing liability management strategies.

Comparison of Financial Results to 2019

Due to the significant impact of COVID-19 on 2020 operating results, we are providing the below comparisons to the second quarter of 2019 to provide additional context.

•
Net sales increased 1.3% with digital sales increasing 35%
•
Gross margin as a percent of net sales increased 373 basis points driven by strong inventory management and our pricing and promotion optimization strategies, partially offset by higher shipping costs resulting from an increase in digital sales penetration
•
SG&A decreased 2.2% and leveraged 74 basis points driven by marketing and technology efficiencies as well as increased store productivity

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

2021 Outlook

Our updated expectations for fiscal 2021 are as follows:

Net sales	Increase low-twenties % vs 2020
Operating margin	7.4% - 7.6%
Adjusted diluted earnings per share (a)	$5.80 - $6.10
Capital expenditures	$600 - $650 million
Share repurchases	$500 - $700 million
(a)
Adjusted diluted earnings per share is a Non-GAAP financial measure. See GAAP to Non-GAAP Reconciliation for items excluded.

We continue to be thoughtful and prudent in setting our financial outlook for the balance of the year considering the uncertainty around consumer spending given the COVID-19 delta variant situation, as well as industry-wide supply chain challenges and wage headwinds.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020	Change	July 31, 2021	August 1, 2020	Change
Net sales	$4,223	$3,213	$1,010	$7,885	$5,373	$2,512
Other revenue	224	194	30	449	462	(13)
Total revenue	$4,447	$3,407	$1,040	$8,334	$5,835	$2,499

Net sales increased 31.4% for the second quarter of 2021 and 46.8% for year to date 2021.

•
The increase in net sales was driven by higher sales in our stores and shows that our key strategic initiatives are gaining traction and resonating with our customers.
•
Digital sales decreased 14% for the second quarter of 2021 and 2% for year to date 2021. Digital penetration was 26% of net sales for the second quarter of 2021 and 28% of net sales for year to date 2021.
•
From a line of business perspective, Men's, Accessories, Women's, and Footwear outperformed the Company average for the second quarter and year to date 2021.

•
Active continues to outperform and increased more than 40% for the second quarter of 2021 and more than 60% for year to date 2021. Active represented 24% of sales for the second quarter of 2021 and 23% of sales year to date 2021.

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

The increase in Other revenue of $30 million for the second quarter of 2021 was driven by an increase in credit revenue due to lower write-off activity. Year to date, other revenue decreased $13 million driven by lower credit revenue due to lower accounts receivable balances associated with a decrease in sales in 2020 partially offset by lower write-off activity.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020	Change		July 31, 2021	August 1, 2020	Change
Net sales	$4,223	$3,213	$1,010		$7,885	$5,373	$2,512
Cost of merchandise sold	2,426	2,149	277		4,659	3,936	723
Gross margin	$1,797	$1,064	$733		$3,226	$1,437	$1,789
Gross margin as a percent of net sales	42.5%	33.1%	942	bps	40.9%	26.8%	1,415	bps

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

For the second quarter of 2021, gross margin was 42.5% of net sales, increasing 942 basis points. YTD 2021 gross margin was 40.9% of net sales, increasing 1,415 basis points.

Gross margin benefited from strong inventory management with a focus on turn, further scaling our pricing and promotion optimization strategies, a favorable industry backdrop which provided for a greater percentage of full price selling, and from lower shipping costs resulting from decreased digital sales penetration. In executing against our strategy, we have structurally improved our margin efficiency and are confident in our ability to sustain the recent improvement, while we are also monitoring industry-wide supply chain uncertainties and cost inflation. We have navigated the challenges to date, but acknowledge there still remains a lot of uncertainty as we look to the balance of the year.

Selling, General, and Administrative Expense (“SG&A”)

	Three Months Ended				Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020	Change		July 31, 2021	August 1, 2020	Change
SG&A	$1,241	$1,050	$191		$2,411	$2,116	$295
As a percent of total revenue	27.9%	30.8%	(291)	bps	28.9%	36.3%	(733)	bps

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

The following table summarizes the increases (decreases) in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	July 31, 2021	July 31, 2021
Store expenses	$100	$148
Marketing	39	34
Corporate and other	30	86
Distribution	32	52
Technology	(10)	(25)
Total increase	$191	$295

SG&A expenses increased $191 million, or 18.2%, to $1.2 billion in the second quarter of 2021. As a percentage of revenue, SG&A leveraged by 291 basis points. Year to date 2021, SG&A expenses increased $295 million, or 13.9%, to $2.4 billion. As a percentage of revenue, SG&A leveraged by 733 basis points as we continue to deliver against our efforts to drive marketing and technology efficiency and improve store productivity.

The increase in SG&A during the second quarter and year to date 2021 was primarily driven by increases in store, marketing, distribution, and corporate expenses as sales recovered and expenses normalized after our store closures last year due to COVID-19. Corporate expenses also increased year to date due to the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in 2020. Partially offsetting the increase in SG&A expense was a decrease in technology expense driven by a more balanced staffing model.

Wage inflation is expected to remain a headwind as the employment market remains very tight. To strengthen our position for the upcoming holiday season, we recently announced a retention incentive for associates in our stores and distribution centers. We will continue to monitor our positioning in the market to ensure that we remain competitive. We will look to mitigate the higher costs through increased store productivity and efficiency across other areas of the business.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020	Change	July 31, 2021	August 1, 2020	Change
Depreciation and amortization	$210	$219	$(9)	$421	$446	$(25)
Impairments, store closing, and other costs	—	(2)	2	—	64	(64)
(Gain) on sale of real estate	—	(127)	127	—	(127)	127
Interest expense, net	62	78	(16)	129	136	(7)
Loss on extinguishment of debt	—	—	—	201	—	201

Depreciation and amortization decreases were driven by reduced capital spending in 2020 due to COVID-19.

In the second quarter of 2020, we recognized a gain of $2 million in Impairments, store closing, and other costs which was the result of a gain due to a lease amendment partially offset by an asset impairment on assets held for sale. In the first quarter of 2020, we incurred $66 million of Impairments, store closing, and other costs. We incurred $51 million in asset write-offs, $2 million in other costs related to capital reductions and strategy changes due to COVID-19, and $13 million in brand exit costs.

In the second quarter of 2020, we recognized a gain of $127 million from the sale leaseback transaction of our San Bernardino E-commerce fulfillment and distribution centers.

Net interest expense decreased in the second quarter and year to date 2021 as a result of higher interest expense in 2020 due to the outstanding balance on the revolving credit facility as of the second quarter of 2020 and the $600 million notes issued in April 2020 partially offset by liability management strategies employed in 2021.

In the first quarter of 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020	Change	July 31, 2021	August 1, 2020	Change
Provision (benefit) for income taxes	$126	$(7)	$133	$117	$(242)	$359
Effective tax rate	24.8%	(17.9%)		22.8%	32.9%

The second quarter and year to date 2021 resulted in income tax expense driven by book income. The effective income tax rate in the second quarter and year to date 2020 was driven by the net loss due to the temporary closure of our stores and the benefit of the net loss carryback to years with a federal statutory tax rate of 35%.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income (Loss)	Income (Loss) before Income Taxes	Net Income (Loss)	Earnings (Loss) Per Diluted Share
Three Months Ended July 31, 2021
GAAP	$570	$508	$382	$2.48
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	—	—	—	—
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP)	$570	$508	$382	$2.48
Three Months Ended August 1, 2020
GAAP (1)	$118	$40	$47	$0.30
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	(2)	(2)	(2)	(0.01)
(Gain) on sale of real estate	(127)	(127)	(127)	(0.82)
Income tax impact of items noted above	—	—	43	0.28
Adjusted (non-GAAP) (2)	$(11)	$(89)	$(39)	$(0.25)
Six Months Ended July 31, 2021
GAAP	$843	$513	$396	$2.55
Loss on extinguishment of debt	—	201	201	1.29
Impairments, store closing, and other costs	—	—	—	—
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	(50)	(0.32)
Adjusted (non-GAAP)	$843	$714	$547	$3.52
Six Months Ended August 1, 2020
GAAP	$(600)	$(736)	$(494)	$(3.21)
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	64	64	64	0.41
(Gain) on sale of real estate	(127)	(127)	(127)	(0.82)
Income tax impact of items noted above	—	—	23	0.15
Adjusted (non-GAAP)	$(663)	$(799)	$(534)	$(3.47)
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

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Capital expenditures • Inventory • Share repurchases • Dividend payments • Debt reduction	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility • Issuance of debt

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Six Months Ended
(Dollars in Millions)	July 31, 2021	August 1, 2020	Change
Net cash provided by (used in):
Operating activities	$1,692	$304	$1,388
Investing activities	(187)	(3)	(184)
Financing activities	(1,207)	1,404	(2,611)

Operating Activities

Operating activities generated $1.7 billion in the first half of 2021 compared to $304 million in the first half of 2020. The increase was primarily due to an increase in net income resulting from increased sales due to the impact of COVID-19 last year and a tax refund received in 2021 related to the net loss we incurred in 2020 and the carryback provision under the CARES Act.

Investing Activities

Investing activities used $187 million in the first half of 2021 and $3 million in the first half of 2020. The increase was due to proceeds from the sale of real estate in the second quarter of 2020.

Financing Activities

Financing activities used $1.2 billion in the first half of 2021 and generated $1.4 billion in the first half of 2020.

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

We paid cash for treasury stock purchases of $301 million in the first half of 2021 and $8 million in the first half of 2020. During the first quarter of 2021, we reinstated our share repurchase program which had been suspended in the first quarter of 2020 in response to COVID-19. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $77 million ($0.50 per share) in the first half of 2021 and $108 million ($0.704 per share) in the first half of 2020. During the first quarter of 2021, we reinstated our dividend program which had been suspended beginning in the second quarter of 2020 in response to COVID-19. On August 10, 2021, our Board of Directors declared a quarterly cash dividend on our common stock of $0.25 per share. The dividend is payable September 22, 2021 to shareholders of record at the close of business on September 8, 2021.

As of July 31, 2021, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-
Outlook	Negative	Stable	Stable

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	July 31, 2021	August 1, 2020
Working capital	$2,349	$3,122
Current ratio	1.71	2.22

The decrease in our working capital and current ratio are primarily due to an increase in accounts payable driven by higher inventory receipts as well as an increase in accrued liabilities.

Debt Covenant Compliance

As of July 31, 2021, we were in compliance with all covenants in our debt instruments and expect to remain in compliance during the remainder of fiscal 2021.

Contractual Obligations

During the first half of 2021, we issued $500 million in aggregate principal amount of 3.375% notes due in 2031. We also completed a cash tender offer for $1.0 billion of our senior unsecured debt. See "Liquidity and Capital Resources" for additional details about these financing activities. See Note 3 of the Consolidated Financial Statements for additional details about outstanding debt. There have been no other significant changes in the contractual obligations disclosed in our 2020 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of July 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended July 31, 2021:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2 - May 29, 2021	521,225	$57.84	503,364	$1,955
May 30 - July 3, 2021	2,697,721	54.26	2,676,770	1,810
July 4 - Jul 31, 2021	1,583,374	51.04	1,573,580	1,730
Total	4,802,320	$53.59	4,753,714	$1,730

Item 5. Other Information

On August 10, 2021, the Board of Directors of the Company approved and adopted the Amended and Restated Bylaws (the “Bylaws”), which became effective the same day, in order to, among other things, revise the period in which notices of nominations for elections of directors in connection with annual meetings may be given, to revise the information that must be provided in connection with such notices, to specify when that information must be updated, and to make certain conforming changes to the “proxy access” provisions of the Bylaw. The preceding summary of the amendments to the Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws filed herewith as Exhibits 3.1 (clean) and 3.2 (marked).

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Bylaws (clean version), incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 10, 2021.
3.2	Amended and Restated Bylaws (marked version), incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated August 10, 2021.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 2, 2021	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)