Form 10-Q
period 2021-10-30
KOHLS Corp
filed 2021-12-02
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 26, 2021 Common Stock, Par Value $0.01 per Share, 139,158,063 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,873	$2,271	$1,939
Merchandise inventories	3,642	2,590	3,607
Other	373	974	450
Total current assets	5,888	5,835	5,996
Property and equipment, net	7,329	6,689	6,876
Operating leases	2,293	2,398	2,422
Other assets	441	415	150
Total assets	$15,951	$15,337	$15,444

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,135	$1,476	$2,184
Accrued liabilities	1,545	1,270	1,272
Current portion of:
Finance lease and financing obligations	117	115	127
Operating leases	142	161	160
Total current liabilities	3,939	3,022	3,743
Long-term debt	1,909	2,451	2,450
Finance lease and financing obligations	2,072	1,387	1,402
Operating leases	2,537	2,625	2,644
Deferred income taxes	196	302	74
Other long-term liabilities	367	354	293
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,362	3,319	3,303
Treasury stock, at cost	(12,426)	(11,595)	(11,594)
Retained earnings	13,991	13,468	13,125
Total shareholders’ equity	$4,931	$5,196	$4,838
Total liabilities and shareholders’ equity	$15,951	$15,337	$15,444

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$4,366	$3,779	$12,251	$9,152
Other revenue	234	200	683	662
Total revenue	4,600	3,979	12,934	9,814
Cost of merchandise sold	2,623	2,424	7,282	6,360
Operating expenses:
Selling, general, and administrative	1,380	1,302	3,791	3,418
Depreciation and amortization	210	210	631	656
Impairments, store closing, and other costs	—	21	—	85
(Gain) on sale of real estate	—	—	—	(127)
Operating income (loss)	387	22	1,230	(578)
Interest expense, net	66	78	195	214
Loss on extinguishment of debt	—	—	201	—
Income (loss) before income taxes	321	(56)	834	(792)
Provision (benefit) for income taxes	78	(44)	195	(286)
Net income (loss)	$243	$(12)	$639	$(506)
Net income (loss) per share:
Basic	$1.67	$(0.08)	$4.24	$(3.28)
Diluted	$1.65	$(0.08)	$4.19	$(3.28)

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock-based awards	—	—	—	—
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,349	$3,290	$3,319	$3,272
Stock-based awards	13	13	43	31
Balance, end of period	$3,362	$3,303	$3,362	$3,303

Treasury stock, at cost
Balance, beginning of period	$(11,920)	$(11,594)	$(11,595)	$(11,571)
Treasury stock purchases	(506)	—	(807)	(8)
Stock-based awards	(1)	—	(26)	(21)
Dividends paid	1	—	2	6
Balance, end of period	$(12,426)	$(11,594)	$(12,426)	$(11,594)

Retained earnings
Balance, beginning of period	$13,786	$13,137	$13,468	$13,745
Net income (loss)	243	(12)	639	(506)
Dividends paid	(38)	—	(116)	(114)
Balance, end of period	$13,991	$13,125	$13,991	$13,125

Total shareholders' equity, end of period	$4,931	$4,838	$4,931	$4,838

Common stock
Shares, beginning of period	377	377	377	375
Stock-based awards	—	—	—	2
Shares, end of period	377	377	377	377
Treasury stock
Shares, beginning of period	(225)	(219)	(219)	(219)
Treasury stock purchases	(10)	—	(16)	—
Shares, end of period	(235)	(219)	(235)	(219)
Total shares outstanding, end of period	142	158	142	158

Dividends paid per common share	$0.25	—	$0.75	$0.704

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020
Operating activities
Net income (loss)	$639	$(506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	631	656
Share-based compensation	35	26
Deferred income taxes	(103)	(181)
Impairments, store closing, and other costs	—	49
(Gain) on sale of real estate	—	(127)
Loss on extinguishment of debt	201	—
Non-cash inventory costs	—	187
Non-cash lease expense	107	111
Other non-cash expense	10	15
Changes in operating assets and liabilities:
Merchandise inventories	(1,044)	(251)
Other current and long-term assets	574	(45)
Accounts payable	659	978
Accrued and other long-term liabilities	172	111
Operating lease liabilities	(107)	(113)
Net cash provided by operating activities	1,774	910
Investing activities
Acquisition of property and equipment	(426)	(264)
Proceeds from sale of real estate	35	194
Net cash used in investing activities	(391)	(70)
Financing activities
Proceeds from issuance of debt	500	2,097
Deferred financing costs	(8)	(19)
Treasury stock purchases	(807)	(8)
Shares withheld for taxes on vested restricted shares	(26)	(21)
Dividends paid	(114)	(108)
Reduction of long-term borrowings	(1,044)	(1,497)
Premium paid on redemption of debt	(192)	—
Finance lease and financing obligation payments	(96)	(72)
Proceeds from stock option exercises	1	—
Proceeds from financing obligations	8	4
Other	(3)	—
Net cash (used in) provided by financing activities	(1,781)	376
Net (decrease) increase in cash and cash equivalents	(398)	1,216
Cash and cash equivalents at beginning of period	2,271	723
Cash and cash equivalents at end of period	$1,873	$1,939
Supplemental information
Interest paid, net of capitalized interest	$167	$159
Income taxes paid	221	138

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

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Women's	$1,165	$1,025	$3,626	$2,569
Men's	933	711	2,562	1,672
Home	680	700	1,923	1,840
Children's	678	593	1,609	1,257
Footwear	476	389	1,326	959
Accessories	434	361	1,205	855
Net Sales	$4,366	$3,779	$12,251	$9,152

Unredeemed gift cards and merchandise return card liabilities totaled $273 million as of October 30, 2021, $339 million as of January 30, 2021, and $272 million as of October 31, 2020. Revenue of $138 million was recognized during the current year from the January 30, 2021 ending balance.

3. Debt

Long-term debt, which includes draws on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	October 30, 2021	January 30, 2021	October 31, 2020
2023	3.25%	3.25%	$164	$350	$350
2023	4.78%	4.75%	111	184	184
2025	9.50%	9.50%	113	600	600
2025	4.25%	4.25%	353	650	650
2029	7.36%	7.25%	42	42	42
2031	3.40%	3.38%	500	—	—
2033	6.05%	6.00%	112	113	113
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,923	2,467	2,467
Unamortized debt discounts and deferred financing costs			(14)	(16)	(17)
Unsecured senior debt			$1,909	$2,451	$2,450
Effective interest rate			4.89%	5.90%	5.90%

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.1 billion at October 30, 2021, $2.8 billion at January 30, 2021, and $2.6 billion at October 31, 2020.

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

In October 2021, we entered into a Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in October 2026 and replaces our existing senior secured revolving credit facility. Among other things, the agreement includes a maximum leverage ratio financial covenant and restrictions on liens and subsidiary indebtedness, all of which are generally consistent with the prior 2019 senior unsecured five-year revolving credit facility. We may request an increase in revolving credit commitments under the facility of up to $500 million in certain circumstances. Events of default under the Credit Agreement include, among other things, a change of control of the Company and the Company’s default on other debt exceeding $75 million. No borrowings were outstanding on the credit facility in place as of October 30, 2021, January 30, 2021, or October 31, 2020.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of October 30, 2021, we were in compliance with all covenants of the various debt agreements.

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

We opened 200 Sephora shop-in-shops within our Kohl's stores in the fall of 2021. Due to the investments we made in the shop-in-shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	October 30, 2021	January 30, 2021
Assets
Operating leases	Operating leases	$2,293	$2,398
Finance leases	Property & equipment, net	1,389	708
Total operating & finance leases		3,682	3,106
Liabilities
Current
Operating leases	Current portion of operating leases	142	161
Finance leases	Current portion of finance leases & financing obligations	86	76
Noncurrent
Operating leases	Operating leases	2,537	2,625
Finance leases	Finance leases & financing obligations	1,620	926
Total operating & finance leases		$4,385	$3,788

Consolidated Statement of Operations		Three Months Ended	Nine Months Ended
(Dollars in Millions)	Classification	October 30, 2021	October 30, 2021
Operating leases	Selling, general, and administrative	$71	$227
Finance Leases
Amortization of leased assets	Depreciation and amortization	27	70
Interest on leased assets	Interest expense, net	29	81
Total operating & finance leases		$127	$378

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	October 30, 2021
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$236
Operating cash flows from finance leases	81
Financing cash flows from finance leases	71

The following table summarizes future lease payments by fiscal year:

	October 30, 2021
(Dollars in millions)	Operating Leases	Finance Leases	Total
2021	$69	$50	$119
2022	289	193	482
2023	278	176	454
2024	247	161	408
2025	234	155	389
After 2025	3,541	2,685	6,226
Total lease payments	$4,658	$3,420	$8,078
Amount representing interest	(1,979)	(1,714)	(3,693)
Lease liabilities	$2,679	$1,706	$4,385

The following table summarizes weighted-average remaining lease term and discount rate:

	October 30, 2021	January 30, 2021
Weighted-average remaining term (years)
Operating leases	20	19
Finance leases	20	18
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	7%	10%

Other lease information is as follows:

	Nine Months Ended	Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020
Property and equipment acquired through:
Finance lease liabilities	$755	$118
Operating lease liabilities	8	140

Financing Obligations

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	October 30, 2021	January 30, 2021
Assets
Financing obligations	Property & equipment, net	$57	$65
Liabilities
Current	Current portion of finance leases & financing obligations	31	39
Noncurrent	Finance leases & financing obligations	452	461
Total financing obligations		$483	$500

Consolidated Statement of Operations		Three Months Ended	Nine Months Ended
(Dollars in Millions)	Classification	October 30, 2021	October 30, 2021
Amortization of financing obligation assets	Depreciation and amortization	2	7
Interest on financing obligations	Interest expense, net	11	30
Total financing obligations		$13	$37

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	October 30, 2021
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$30
Financing cash flows from financing obligations	25
Proceeds from financing obligations	8

The following table summarizes future financing obligation payments by fiscal year:

October 30, 2021
(Dollars in millions)	Financing Obligations
2021	$16
2022	73
2023	71
2024	67
2025	58
After 2025	486
Total lease payments	$771
Non-cash gain on future sale of property	207
Amount representing interest	(495)
Financing obligation liability	$483

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	October 30, 2021	January 30, 2021
Weighted-average remaining term (years)	10	8
Weighted-average discount rate	9%	7%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the nine months ended October 30, 2021:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 30, 2021	36	$52.15	3,451	$32.09	1,037	$49.95
Granted	—	—	657	55.83	220	58.55
Exercised/vested	(23)	54.00	(1,126)	35.36	(211)	72.21
Forfeited/expired	(1)	51.27	(170)	33.47	(33)	30.42
Balance - October 30, 2021	12	$48.66	2,812	$36.25	1,013	$47.82

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of October 30, 2021 were 698,977 and 1,048,464, respectively.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

7. Income Taxes

The third quarter and year to date 2021 resulted in income tax expense driven by book income. The effective income tax rate in the third quarter and year to date 2020 was driven by the net loss due to the temporary closure of our stores and the benefit of the net loss carryback to years with a federal statutory tax rate of 35%.

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

The information required to compute basic and diluted Net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollar and Shares in Millions, Except per Share Data)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator—Net income (loss)	$243	$(12)	$639	$(506)
Denominator—Weighted-average shares:
Basic	145	154	151	154
Dilutive impact	2	—	2	—
Diluted	147	154	153	154
Net income (loss) per share:
Basic	$1.67	$(0.08)	$4.24	$(3.28)
Diluted	$1.65	$(0.08)	$4.19	$(3.28)

The following potential shares of common stock were excluded from the diluted Net income (loss) per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Anti-dilutive shares	3	6	3	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the third quarter” are for the three fiscal months (13 weeks) ended October 30, 2021, October 31, 2020, or November 2, 2019. References to “year to date” are for the nine fiscal months (39 weeks) ended October 30, 2021 or October 31, 2020. References to “the first quarter” are for the three fiscal months (13 weeks) ended May 1, 2021 or May 2, 2020. References to “the second quarter” are for the three fiscal months (13 weeks) ended July 31, 2021 or August 1, 2020.

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

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,162 stores and a website (www.Kohls.com) as of October 30, 2021. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the third quarter included:

•
Record third quarter earnings of $1.65 per diluted share
•
Strong financial position, ending the quarter with $1.9 billion in cash
•
Net sales increased 15.5% to last year; 14.7% increase in comparable sales
•
Gross margin was 39.9% of net sales, a 408 basis point increase from last year
•
SG&A increased 6.0% and leveraged as a percent of total revenue by 273 basis points to last year
•
Achieved a 8.4% operating margin

COVID-19

As discussed in our 2020 Form 10-K, the COVID-19 pandemic has had significant adverse effects on our business. We are closely monitoring the effects of the ongoing COVID-19 pandemic and its continued impact on our business. We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements. During the first nine months of 2021, we saw momentum in our business which allowed us to resume our capital allocation strategy including reinstating dividends, resuming our share repurchase program, and employing liability management strategies.

Comparison of Financial Results to 2019

Due to the significant impact of COVID-19 on 2020 operating results, we are providing the below comparisons to the third quarter of 2019 to provide additional context.

•
Net sales increased 0.2% with digital sales increasing 33%
•
Gross margin as a percent of net sales increased 360 basis points driven by strong inventory management and our pricing and promotion optimization strategies, partially offset by higher freight costs
•
SG&A decreased 2.7% and leveraged as a percent of total revenue by 69 basis points driven by marketing and technology efficiencies

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

One of the initiatives to drive top line growth includes building a sizable beauty business through a long-term strategic partnership with Sephora. We entered into a partnership with Sephora in 2020 to be our exclusive beauty partner and to bring a transformational, elevated beauty experience to Kohl’s. We sell prestige beauty products through Sephora-branded retail shop-in-shops in certain Kohl’s stores and through a Sephora-branded offering on Kohls.com. We opened 200 shop-in-shops in the third quarter of 2021 and are planning to open another 400 shop-in-shops in 2022 and 250 in 2023.

2021 Outlook

Our updated expectations for fiscal 2021 are as follows:

Net sales	Increase mid-twenties % vs 2020
Operating margin	8.4% - 8.5%
Adjusted diluted earnings per share (a)	$7.10 - $7.30
Capital expenditures	$600 - $650 million
Share repurchases	$1.3 billion
(a)
Adjusted diluted earnings per share is a Non-GAAP financial measure. See GAAP to Non-GAAP Reconciliation for items excluded.

Our financial outlook for the balance of the year continues to incorporate ongoing uncertainty related to COVID-19, as well as industry-wide supply chain challenges and headwinds related to higher digital penetration and wages.

Results of Operations

Total Revenue

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020	Change	October 30, 2021	October 31, 2020	Change
Net sales	$4,366	$3,779	$587	$12,251	$9,152	$3,099
Other revenue	234	200	34	683	662	21
Total revenue	$4,600	$3,979	$621	$12,934	$9,814	$3,120

Net sales increased 15.5% for the third quarter of 2021 and 33.9% for year to date 2021.

•
Comparable sales increased 14.7% for the third quarter of 2021.
•
The increase in net sales was driven by higher sales in both our stores and digital.

•
Digital sales increased 6% for the third quarter of 2021 and 1% for year to date 2021. Digital penetration was 29% of net sales for both the third quarter and year to date 2021.
•
From a line of business perspective, Men's, Accessories, and Footwear outperformed the Company average for the third quarter of 2021 while Men's, Accessories, Women's, and Footwear outperformed the Company average for year to date 2021.
•
Active continues to outperform and increased more than 25% for the third quarter of 2021 and more than 45% for year to date 2021. Active represented 26% of sales for the third quarter of 2021 and 24% of sales year to date 2021.

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

As our stores were closed for a period during the first nine months of 2020, we have not included a discussion of year to date 2021 comparable sales as we do not believe it is a meaningful metric over this period of time. Quarter to date comparable sales is disclosed above as our stores were open for the entire third quarter of 2020.

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

Other revenue increased $34 million for the third quarter of 2021 and $21 million year to date. The increases were driven by increases in credit revenue due to lower write-off activity partially offset by lower accounts receivable balances associated with decreased sales in 2020 and higher payment rates in 2021.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020	Change		October 30, 2021	October 31, 2020	Change
Net sales	$4,366	$3,779	$587		$12,251	$9,152	$3,099
Cost of merchandise sold	2,623	2,424	199		7,282	6,360	922
Gross margin	$1,743	$1,355	$388		$4,969	$2,792	$2,177
Gross margin as a percent of net sales	39.9%	35.8%	408	bps	40.6%	30.5%	1,005	bps

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

For the third quarter of 2021, gross margin was 39.9% of net sales, increasing 408 basis points. YTD 2021 gross margin was 40.6% of net sales, increasing 1,005 basis points.

Gross margin benefited from strong inventory management and further scaling our pricing and promotion optimization strategies, partially offset by incremental transportation costs related to the constrained global supply chain. In executing against our strategy, we have structurally improved our margin efficiency and are confident in our ability to sustain the recent improvement, while we are also monitoring industry-wide supply chain uncertainties and cost inflation. We have navigated the challenges to date, but acknowledge there still remains a lot of uncertainty as we look to the balance of the year.

Selling, General, and Administrative Expense (“SG&A”)

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020	Change		October 30, 2021	October 31, 2020	Change
SG&A	$1,380	$1,302	$78		$3,791	$3,418	$373
As a percent of total revenue	30.0%	32.7%	(273)	bps	29.3%	34.8%	(552)	bps

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

The following table summarizes the increases (decreases) in SG&A by expense type:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 30, 2021
Store expenses	$42	$190
Distribution	27	79
Marketing	23	57
Corporate and other	(1)	85
Technology	(13)	(38)
Total increase	$78	$373

SG&A expenses increased $78 million, or 6.0%, to $1.4 billion in the third quarter of 2021, and $373 million, or 10.9%, to $3.8 billion year to date. As a percentage of revenue, SG&A leveraged by 273 basis points for the quarter and 552 basis points year to date as we continue to deliver against our efforts to drive marketing and technology efficiency and improve store productivity, which more than offset increased wage pressure across our stores and distribution centers.

The increase in SG&A during the third quarter and year to date 2021 was primarily driven by increases in store, distribution, and marketing expenses as sales recovered and expenses normalized after our store closures last year due to COVID-19. Corporate expenses also increased year to date due to the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in 2020. Partially offsetting the increase in SG&A expense was a decrease in technology expense driven by a more balanced staffing model.

Wage inflation is expected to remain a headwind as the employment market remains very tight. To strengthen our position for the upcoming holiday season, we employed a retention incentive for associates in our stores and distribution centers. We will continue to monitor our positioning in the market to ensure that we remain competitive. We will look to mitigate the higher costs through increased store productivity and efficiency across other areas of the business.

Other Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020	Change	October 30, 2021	October 31, 2020	Change
Depreciation and amortization	$210	$210	$—	$631	$656	$(25)
Impairments, store closing, and other costs	—	21	(21)	—	85	(85)
(Gain) on sale of real estate	—	—	—	—	(127)	127
Interest expense, net	66	78	(12)	195	214	(19)
Loss on extinguishment of debt	—	—	—	201	—	201

The depreciation and amortization decrease for year to date 2021 was driven by reduced capital spending in 2020 due to COVID-19.

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

In the second quarter of 2020, we recognized a gain of $127 million from the sale leaseback of our San Bernardino E-commerce fulfillment and distribution centers.

Net interest expense decreased in the third quarter and year to date 2021 as a result of higher interest expense in 2020 due to the outstanding balance on the revolving credit facility which was fully paid in October 2020 and the $600 million notes issued in April 2020 partially offset by liability management strategies employed in 2021.

In the first quarter of 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020	Change	October 30, 2021	October 31, 2020	Change
Provision (benefit) for income taxes	$78	$(44)	$122	$195	$(286)	$481
Effective tax rate	24.3%	78.6%		23.4%	36.1%

The third quarter and year to date 2021 resulted in income tax expense driven by book income. The effective income tax rate in the third quarter and year to date 2020 was driven by the net loss due to the temporary closure of our stores and the benefit of the net loss carryback to years with a federal statutory tax rate of 35%.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income (Loss)	Income (Loss) before Income Taxes	Net Income (Loss)	Earnings (Loss) Per Diluted Share
Three Months Ended October 30, 2021
GAAP	$387	$321	$243	$1.65
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	—	—	—	—
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$387	$321	$243	$1.65
Three Months Ended October 31, 2020
GAAP (2)	$22	$(56)	$(12)	$(0.08)
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	21	21	21	0.14
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	(7)	(0.05)
Adjusted (non-GAAP) (3)	$43	$(35)	$2	$0.01
Nine Months Ended October 30, 2021
GAAP	$1,230	$834	$639	$4.19
Loss on extinguishment of debt	—	201	201	1.32
Impairments, store closing, and other costs	—	—	—	—
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	(50)	(0.33)
Adjusted (non-GAAP)	$1,230	$1,035	$790	$5.18
Nine Months Ended October 31, 2020
GAAP	$(578)	$(792)	$(506)	$(3.28)
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	85	85	85	0.55
(Gain) on sale of real estate	(127)	(127)	(127)	(0.82)
Income tax impact of items noted above	—	—	16	0.10
Adjusted (non-GAAP)	$(620)	$(834)	$(532)	$(3.45)
(1)
Amounts shown for the three months ended October 30, 2021 are GAAP as there are no adjustments to Non-GAAP. These amounts are shown for comparability purposes. All other periods are Non- GAAP and exclude Loss on Extinguishment of debt, Impairments, store closing, and other costs, and Gain on sale of real estate if applicable.
(2)
Weighted average diluted shares outstanding for purposes of calculating diluted (loss) per share for the three months ended October 31, 2020 was 154 million as the effect of including dilutive shares would be antidilutive.
(3)
Weighted average diluted shares outstanding for purpose of calculating diluted adjusted earnings per share for the three months ended October 31, 2020 was 155 million, which includes the dilutive effect of share-based awards as determined under the treasury stock method.

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

Liquidity and Capital Resources

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Capital expenditures • Inventory • Share repurchases • Dividend payments • Debt reduction	• Cash flow from operations • Short-term trade credit, in the form of extended payment terms • Line of credit under our revolving credit facility • Issuance of debt

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

	Nine Months Ended
(Dollars in Millions)	October 30, 2021	October 31, 2020	Change
Net cash provided by (used in):
Operating activities	$1,774	$910	$864
Investing activities	(391)	(70)	(321)
Financing activities	(1,781)	376	(2,157)

Operating Activities

Operating activities generated $1.8 billion year to date 2021 compared to $910 million year to date 2020. The increase was primarily due to an increase in net income resulting from increased sales due to the impact of COVID-19 last year and a tax refund received in 2021 related to the net loss we incurred in 2020 and the carryback provision under the CARES Act. Partially offsetting this was increased inventory purchases in 2021 due to reduced inventory receipts in 2020 in response to COVID-19.

Investing Activities

Investing activities used $391 million year to date 2021 and $70 million year to date 2020. The increase was driven by in-store investments related to Sephora buildouts, refreshes, and other customer experience and sales driving enhancements; our new e-commerce fulfillment center opened earlier this year as well as proceeds from the sale of real estate in 2020.

Financing Activities

Financing activities used $1.8 billion year to date 2021 and generated $376 million year to date 2020.

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

In October 2021, we entered into a Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in October 2026 and replaces our existing senior secured revolving credit facility. Among other things, the agreement includes a maximum leverage ratio financial covenant and restrictions on liens and subsidiary indebtedness, all of which are generally consistent with the prior 2019 senior unsecured five-year revolving credit facility. We may request an increase in revolving credit commitments under the facility of up to $500 million in certain circumstances. Events of default under the Credit Agreement include, among other things, a change of control of the Company and the Company’s default on other debt exceeding $75 million. No borrowings were outstanding on the credit facility in place as of October 30, 2021, January 30, 2021, or October 31, 2020.

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

In October 2020, we fully repaid $1.0 billion outstanding on the revolver and had $1.5 billion available for utilization.

We paid cash for treasury stock purchases of $807 million year to date 2021 and $8 million year to date 2020. During the first quarter of 2021, we reinstated our share repurchase program which had been suspended in the first quarter of 2020 in response to COVID-19. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $114 million ($0.75 per share) year to date 2021 and $108 million ($0.704 per share) year to date 2020. During the first quarter of 2021, we reinstated our dividend program which had been suspended beginning in the second quarter of 2020 in response to COVID-19. On November 10, 2021, our Board of Directors declared a quarterly cash dividend on our common stock of $0.25 per share. The dividend is payable December 22, 2021 to shareholders of record at the close of business on December 8, 2021.

As of October 30, 2021, our credit ratings were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-
Outlook	Negative	Stable	Stable

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	October 30, 2021	October 31, 2020
Working capital	$1,949	$2,253
Current ratio	1.49	1.60

The decrease in our working capital and current ratio is primarily due to an increase in accrued liabilities.

Debt Covenant Compliance

Our senior unsecured five-year revolving credit facility includes terms and covenants generally consistent with our prior 2019 senior unsecured five-year revolving credit facility. These covenants vary from the calculation disclosed in our Annual Report on Form 10-K, which related to our prior credit agreement. As of October 30, 2021, we were in compliance with all covenants in our debt instruments and expect to remain in compliance during the remainder of fiscal 2021.

Contractual Obligations

During the first nine months of 2021, we issued $500 million in aggregate principal amount of 3.375% notes due in 2031 and completed a cash tender offer for $1.0 billion of our senior unsecured debt. We also replaced our senior secured, asset based revolving credit facility, under which no borrowings were outstanding at the end of the quarter. See "Liquidity and Capital Resources" for additional details about these financing activities. See Note 3 of the Consolidated Financial Statements for additional details about outstanding debt. There have been no other significant changes in the contractual obligations disclosed in our 2020 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of October 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended October 30, 2021:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1 - August 28, 2021	1,425,362	$54.31	1,423,294	$1,652
August 29 - October 2, 2021	4,282,792	52.19	4,263,392	1,430
October 3 - October 30, 2021	4,348,871	47.54	4,340,984	1,224
Total	10,057,025	$50.48	10,027,670	$1,224

Item 6. Exhibits

Exhibit	Description
10.1

Credit Agreement dated as of October 22, 2021 by and among the Company, the various lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, a Swing Line Lender and an Issuing Bank, Bank of America, N.A., JPMorgan Chase Bank, N.A., MUFG Bank, Ltd. and U.S. Bank National Association, as Syndication Agents, Swing Line Lenders, and Issuing Banks, and BMO Harris Bank, N.A., Capital One, N.A., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc., and TD Bank, N.A., as Documentation Agents, and Wells Fargo Securities, LLC, BofA Securities, Inc., JP Morgan Chase Bank, N.A., MUFG Bank, Ltd., and U.S. Bank National Association, as Joint Lead Arrangers and Bookrunners.

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

Kohl’s Corporation (Registrant)

Date: December 2, 2021	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)