Form 10-K
period 2022-01-29
KOHLS Corp
filed 2022-03-17
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from ____________ to ___________

Commission file number 1-11084

KOHL’S CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-1630919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N56 W17000 Ridgewood Drive, Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (262) 703-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	KSS	New York Stock Exchange
Preferred Stock Purchase Rights	—	New York Stock Exchange

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

At July 30, 2021, the aggregate market value of the voting stock of the Registrant held by shareholders who were not affiliates of the Registrant was approximately $7.7 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

At March 9, 2022, the Registrant had outstanding an aggregate of 128,590,957 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Shareholders are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our," or "us") was organized in 1988 and is a Wisconsin corporation. As of January 29, 2022, we operated 1,165 Kohl's stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Our merchandise mix includes both national brands and private brands that are available only at Kohl's. Our private portfolio includes well-known established brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO, and Sonoma Goods for Life, and exclusive brands that are developed and marketed through agreements with nationally-recognized brands such as Food Network, LC Lauren Conrad, Nine West, and Simply Vera Vera Wang. Compared to private brands, national brands generally have higher selling prices, but lower gross margins.

The following tables summarize our net sales penetration by line of business and brand type over the last three years:

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report:

Fiscal Year	Ended	Number of Weeks
2021	January 29, 2022	52
2020	January 30, 2021	52
2019	February 1, 2020	52

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our merchandise at our nine retail distribution centers and six e-fulfillment centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier several times a week. Digital sales may be picked up in our stores or are shipped from a Kohl’s e-fulfillment center, retail distribution center or store, third-party fulfillment center, or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution and e-fulfillment centers.

Human Capital

At Kohl’s, our purpose is to inspire and empower families to lead fulfilled lives. We are committed to creating a culture where everyone belongs, where diversity and inclusion drive innovation and business results, while enabling associates and customers to be their authentic selves every single day.

Employee Count

During 2021, we employed an average of approximately 99,000 associates, which included approximately 35,000 full-time and 64,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe we maintain positive relations with our associates.

Health, Safety, and Wellness

We lead initiatives that ensure the way we communicate, work, and develop our product enables our customers and associates to shop, work, and engage in a safe environment. We have a dedicated team responsible to prepare our business for crisis events, including natural disasters and other unplanned disruptions like those brought on by the COVID-19 pandemic. To keep a healthy workforce, we maintain an advocacy program that provides associates with 24/7 access to medical professionals following a work accident. We have enhanced the way our stores are built and operated in an effort to create a safer shopping experience for our associates and customers. We continue to pursue innovative ways to educate our teams on safety. Associates at our stores, distribution and e-fulfillment centers receive specialized training to enhance our safety culture and reduce associate accidents.

Diversity and Inclusion

At Kohl’s, we are committed to our Diversity & Inclusion ("D&I") strategy focused on Our People, Our Customers and Our Community, and our mission to empower more families through equity and D&I. This strategy accelerates how we are embedding D&I throughout our business by being intentional about our programs and practices, and holding ourselves accountable with measurable goals and results. The work is rooted in our Core Beliefs:

•
We believe embedding diversity, equity, and inclusion in everything we do requires an ongoing journey of listening, learning and taking action.
•
We believe that human and civil rights, anti-racism, and our commitment to nondiscrimination in any form are critical to upholding our core values, ethical practices, and Code of Ethics.
•
We believe we can create lasting change by addressing inequities to positively affect our people, customers, and community.
•
We believe we are accountable for inspiring empathy, creating an environment of belonging, and identifying and addressing bias.

We are committed to creating an environment where diversity is valued at all levels, everyone feels a sense of equity and where inclusion is evident across our business. We strive to be purposeful in attracting, growing, and engaging more diverse talent while giving associates equitable opportunities for career growth. We administer our recruiting efforts with a focus on education, training, and sourcing strategies for increasing our diverse talent pipeline. Our diversity and inclusion strategy is embedded into our onboarding for all associates. We endeavor to drive economic prosperity through conversations, programs, and partnerships that improve quality of life.

Diversity and Inclusion efforts need to start at the top. In 2019, we joined the 1% club — the handful of Fortune 500 firms where both the Chief Executive Officer and Chief Financial Officer are women. We are focused on growing diverse leaders by engaging top and emerging talent in internal and external professional development offerings. Diversity is embedded within our organizational planning for the future, with diversity being an area of consideration during succession planning. We are working to develop inclusive leaders through programs aimed at building awareness and encouraging advocacy.

In the space of continuous development and engagement, we have eight Business Resource Groups ("BRGs") with nearly 19,000 members focused on driving the business by recognizing and championing D&I in its multiple forms. BRG’s continue to be leveraged and seen as the “culture keepers” to support honest and reflective dialogue and accelerate the company forward in inclusion and belonging. The BRG’s are also positioned to provide key development and growth opportunities for associates to build their cache of skills and connections while bringing their authentic selves to their work and the organization. The BRGs serve as champions for enhancing our diversity and inclusion efforts across our business and make an impact across the organization with a focus on our three diversity and inclusion pillars. We work to provide learning opportunities for our leaders and associates to build a more diverse and inclusive workforce and engage associates on how that creates a competitive advantage. In 2021, we rolled out Inclusive Leadership training to the full organization that included a range of experiential and online learner-led education. As part of our commitment to overcoming racial injustice and fostering a diverse and inclusive workplace, the learning experience was designed to help associates understand and manage blind spots and build stronger connections with colleagues, customers, partners, and communities. Kohl’s defines inclusive leadership as fostering a culture where everyone feels welcome, valued, and heard, and respecting and considering the unique needs, experiences, and perspectives of our associates to grow our business together.

Compensation and Benefits

As the makeup and needs of the modern family evolve, our products, services, and programs must also transform. We provide competitive compensation and benefits programs for our employees and are committed to providing fair and equitable compensation to our employees. All eligible associates receive a 100% match (up to 5% of pay) in Kohl’s 401(k) Savings Plan after one year of employment. Full-time associates are offered medical, dental, vision, prescription drug, disability and life insurance coverage, paid time off, and a merchandise discount. Part-time associates are offered dental, vision, supplementary life insurance, and a merchandise discount. We empower our associates’ work-life balance by giving them access to a full range of professional resources.

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

A third-party purchasing agent sources approximately 20% of the merchandise we sell. No vendor individually accounted for more than 10% of our net purchases in 2021. We have no significant long-term purchase commitments with any of our suppliers and believe that we are not dependent on any one supplier or one geographical location. We believe we have good working relationships with our suppliers.

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

We consider the KOHL'S® mark, all other registered trademarks, and the accompanying goodwill to be valuable to our business.

Available Information

Our corporate website is https://corporate.kohls.com. Through the “Investors” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Securities and Exchange Commission (“SEC”) Forms 3, 4, and 5, and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.

The following have also been posted on our website, under the caption “Investors” and sub-captions "Corporate Governance" or “ESG”:

•
Committee charters of our Board of Directors’ Audit Committee, Compensation Committee, Finance Committee, and Nominating and ESG Committee
•
Corporate Governance Guidelines

•
Code of Ethics
•
Environmental, Social, and Governance Report (under “ESG” sub-caption)

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

We consider style, quality, price, and convenience to be the most significant competitive factors in our industry. The continuing migration and evolution of retailing to digital channels have increased our challenges in differentiating ourselves from other retailers especially as it relates to national brands. In particular, consumers can quickly and conveniently comparison shop with digital tools, which can lead to decisions based solely on price. Unanticipated changes in the pricing and other practices of our competitors may adversely affect our performance and lead to loss of market share in one or more categories.

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

Risks Relating to Revenues

On March 20, 2020, we temporarily closed our stores nationwide. Our stores remained closed until May 4, 2020, as we began to reopen stores in a phased approach and were fully reopened as of July 2020. In connection with the store closures, we temporarily furloughed store and store distribution center associates, as well as some corporate office associates whose work was significantly reduced by the store closures. Due to the store closures, we experienced a temporary material decline in revenue and operating cash flow. We cannot predict if further outbreaks or new variants would necessitate store closures again.

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

Risks Relating to Operations

If we are unable to attract and retain associates in the future, we may experience operational challenges. These risks related to our business, financial condition, and results of operations, are especially heightened given the uncertainty as to the extent and duration of COVID-19’s impact. We may also face demands or requests from our associates for additional compensation, healthcare benefits, or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans.

Our management team is focused on mitigating the impact of COVID-19, which required and will continue to require a large investment of time and focus. This focus on mitigating the impact of COVID-19 required us to take measures to make modifications to our stores and their operation to help protect the health and well-being of our customers, associates and others as they re-opened. To the extent these measures are ineffective or perceived as ineffective, it may harm our reputation and customer loyalty and make our customers less likely to shop in our stores.

Most of our corporate office associates continue to work remotely in a hybrid work environment. As a result, we face certain operational risks, including heightened cybersecurity risks that may continue past the time when our associates return to work. We cannot predict if further outbreaks or new variants would necessitate corporate office closures again.

In addition, we cannot predict the continuing impact that COVID-19 will have on our suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

Risks Relating to Liquidity

In light of the impact of COVID-19 on our business, we took several actions in fiscal 2020 to increase our cash position and preserve financial flexibility, including drawing down our $1.0 billion senior unsecured revolver and replacing and upsizing the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility and issuing $600 million in aggregate principal amount of 9.50% notes due in 2025. As a result of these actions our long-term debt had increased substantially since February 1, 2020. However, we fully paid back the $1.5 billion in 2020 and we replaced that credit facility with an unsecured credit facility agreement under which no amounts were drawn down as of January 29, 2022. In addition, we completed a sale leaseback for our San Bernardino E-Commerce fulfillment and distribution center which generated net proceeds of $193 million after fees.

While our access to capital is currently similar to that prior to the pandemic, future outbreaks or new variants could necessitate actions similar to those we took in fiscal 2020. As of January 29, 2022, we had credit ratings of Baa2/BBB-/BBB- all with stable outlooks based on our recovery in fiscal 2021 and our liability management exercises earlier in the year. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be negatively impacted. Accordingly, a downgrade may cause our cost of borrowing to further increase. Further, COVID-19 could lead to further disruption and volatility in the capital markets generally, which could increase the cost of accessing financing. Our access to additional financing and its cost continues to depend on a number of factors, including economic conditions, financing markets, and the outlook for our business and the retail industry as a whole.

In addition, the terms of future debt agreements could include more restrictive covenants, or require collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our revolving credit facility, the lenders under that agreement will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our revolving credit facility could trigger a cross-default, acceleration, or other consequences under other indebtedness or financial instruments to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets may adversely impact our ability to raise funds through additional financings.

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

A third-party purchasing agent sources approximately 20% of the merchandise we sell. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access to brands or products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States, substantially all of which are shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, pandemic outbreaks, work stoppages, port strikes, port congestion and delays, and other factors relating to foreign trade are beyond our control and have or could continue to adversely impact our performance and cause us to pay more to obtain inventory or result in having wrong inventory at the wrong time.

Increases in the price of merchandise, raw materials, fuel, and labor, or their reduced availability, could increase our cost of merchandise sold. The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation, and other unpredictable factors. An inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our operating results. Any related pricing actions might cause a decline in our sales volume. Additionally, a reduction in the availability of raw materials could impair the ability to meet production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel, and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

Customer expectations about the methods by which they purchase and receive products or services are evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices, and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process. Our ability to compete with other retailers and to meet our customers' expectations may suffer if we are unable to provide relevant customer-facing technology and omnichannel experiences. Our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Consequently, our results of operations could be adversely affected.

Our business is seasonal in nature, which could negatively affect our sales, revenues, operating results, and cash requirements.

Our business is subject to seasonal influences, with a major portion of sales and income historically realized during the second half of the fiscal year, which includes the back-to-school and holiday seasons.

If we do not adequately stock or restock popular products, particularly during the back-to-school and holiday seasons, we may fail to meet customer demand, which could affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce profitability. Underestimating customer demand, or failing to timely receive merchandise to meet demand, can lead to inventory shortages and missed sales opportunities, as well as negative customer experiences.

We have and may continue to experience an increase in costs associated with shipping digital orders due to complimentary upgrades, split shipments, freight surcharges due to peak capacity constraints, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our website within a short period of time, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Also, third-party delivery and direct ship vendors may be unable to deliver merchandise on a timely basis.

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

Our ability to meet our labor needs while controlling costs is subject to external factors such as government benefits, unemployment levels and labor participation rates, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels, potential labor organizing efforts, and changing demographics. Competitive and regulatory pressures have already significantly increased our labor costs. Further changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance and/or profitability. In addition, changes in federal and state laws relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, minimum wage, wage-and-hour, overtime, meal-and-break time, and joint/co-employment could cause us to incur additional costs, which could negatively impact our profitability.

Our business could be impacted by a proxy contest for the election of directors at our 2022 Annual Meeting of Shareholders.

On February 10, 2022, Macellum Badger Fund LP (together with its affiliates, “Macellum”) announced the nomination of ten candidates for election to our Board of Directors at our 2022 Annual Meeting of Shareholders. A proxy contest with Macellum for the election of directors could result in the Company incurring substantial costs, including proxy solicitation, public relations, and legal fees. Further, such a proxy contest could divert the attention of our Board of Directors, management, and employees, and may disrupt the momentum in our business and operations, as well as our ability to execute our strategic plan. The actions of Macellum may also create perceived uncertainties as to the future direction of our business or strategy, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, and may impact our relationship with investors, vendors, and other third parties. A proxy contest could also impact the market price and the volatility of our common stock.

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

As part of our normal course of business, we collect, retain, process, and transmit sensitive and confidential customer, associate, and company information. We also engage third-party vendors that provide technology, systems, and services to facilitate our collection, retention, processing, and transmission of this information. It is possible that our facilities and systems and those of our third-party vendors are vulnerable to cybersecurity threats, security breaches, system failures, acts of vandalism, fraud, misappropriation, malware, ransomware, and other malicious or harmful code, misplaced or lost data, programming and/or human errors, insider threats, or other similar events. The ever-evolving and increasingly sophisticated methods of cyber-attack may be difficult or impossible to anticipate and/or detect. Any data security incident involving the breach, misappropriation, loss, or other unauthorized disclosure of sensitive and/or confidential information, whether by us or our vendors, could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material. In addition, the regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly demanding requirements applicable to our business. Maintaining our compliance with those requirements, including recently enacted state consumer privacy laws, may increase our compliance costs, require changes to our business practices, limit our ability to use and collect data, impact our customers’ shopping experience, reduce our business efficiency, and subject us to additional regulatory scrutiny or data breach litigation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Stores

As of January 29, 2022, we operated 1,165 Kohl's stores with 82.2 million selling square feet in 49 states. Our typical store lease has an initial term of 20-25 years and four to eight five-year renewal options. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Some of our store leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our Kohl's stores as of January 29, 2022:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	20	Arkansas	8
Maryland	23	Maine	5	Kansas	11
Pennsylvania	51	Massachusetts	25	Louisiana	7
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	7	New Jersey	38	Oklahoma	11
		New York	50	Texas	86
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	117	Total Northeast	155	Total South Central	150

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	41	Florida	51	Arizona	26
Iowa	18	Georgia	33	California	117
Michigan	46	Kentucky	18	Colorado	24
Minnesota	28	Mississippi	5	Idaho	6
Nebraska	8	North Carolina	31	Montana	3
North Dakota	4	South Carolina	17	Nevada	13
Ohio	59	Tennessee	20	New Mexico	5
South Dakota	4			Oregon	11
Wisconsin	41			Utah	12
				Washington	19
				Wyoming	2
Total Midwest	315	Total Southeast	189	Total West	239

Location		Ownership
Strip centers	946	Owned	410
Freestanding	156	Leased	517
Community & regional malls	63	Ground leased	238

Distribution Centers

The following table summarizes key information about each of our distribution and e-fulfillment centers:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
E-commerce fulfillment centers:
Monroe, Ohio	2001	1,225,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000
Etna, Ohio	2021	1,300,000

We own all of the distribution and e-fulfillment centers except the San Bernardino, California locations and Corsicana, Texas, which are leased.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about our Executive Officers

Our executive officers as of January 29, 2022 were as follows:

Name	Age	Position
Michelle Gass	53	Chief Executive Officer
Doug Howe	61	Chief Merchandising Officer
Jill Timm	48	Senior Executive Vice President, Chief Financial Officer
Marc Chini	63	Senior Executive Vice President, Chief People Officer
Paul Gaffney	55	Senior Executive Vice President, Chief Technology & Supply Chain Officer
Jason Kelroy	47	Senior Executive Vice President, General Counsel & Corporate Secretary
Greg Revelle	44	Senior Executive Vice President, Chief Marketing Officer

Michelle Gass

Ms. Gass has served as our Chief Executive Officer and as a director since May 2018. Ms. Gass was promoted to CEO-elect in October 2017. She was named Chief Merchandising and Customer Officer in June 2015, and joined the Company in 2013 as Chief Customer Officer. Ms. Gass has more than 30 years of experience in the retail and consumer goods industries. Prior to joining the Company, she spent more than 16 years with Starbucks holding a variety of leadership roles across marketing, strategy, merchandising, and operations, including president, Starbucks Europe, Middle East, and Africa. She began her career with Procter & Gamble. Ms. Gass has received numerous professional honors, including being named to Fortune’s Most Powerful Women in Business and Businessperson of the Year lists, as well as being named The Visionary 2020 by the National Retail Federation. Ms. Gass currently serves on the Board of Directors for PepsiCo, Retail Industry Leaders Association, National Retail Federation, and Children’s Wisconsin.

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

Marc Chini

Mr. Chini has served as Senior Executive Vice President, Chief People Officer since November 2018. Prior to joining the Company, Mr. Chini served as chief human resource officer of Synchrony Financial where he built the newly public company’s human resources strategy and function. Mr. Chini has also held a variety of chief human resources officer roles across multiple GE business units including NBC Universal, GE Aviation & Locomotive, and GE Industrial Solutions. Mr. Chini has more than 25 years of human resources experience.

Paul Gaffney

Mr. Gaffney has served as Senior Executive Vice President, Chief Technology Officer since September 2019, and his role was expanded to Chief Technology and Supply Chain Officer in April 2021. Prior to joining the Company, Mr. Gaffney served in a number of technology leadership roles, including chief technology officer of Dick’s Sporting Goods where he led the company’s digital transformation, and senior vice president of information technology at The Home Depot, where he was responsible for the organization’s software engineering, user-centered design, and applications. Mr. Gaffney has also held leadership roles at Keeps Inc., AAA of Northern California, Nevada & Utah, and Desktone, Inc. Mr. Gaffney has more than 25 years of technology experience.

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

Greg Revelle

Mr. Revelle has served as Senior Executive Vice President, Chief Marketing Officer since April 2018. He joined the Company in April 2017 as Executive Vice President, Chief Marketing Officer. Prior to joining the Company, he served in a number of executive leadership roles, including chief marketing officer at Best Buy, chief marketing officer and general manager of e-commerce at AutoNation, Vice President of world online marketing at Expedia, and an investment banker at Credit Suisse. Mr. Revelle currently serves on the Board of Directors for Cars.com. Mr. Revelle has more than 10 years of marketing and retail industry experience.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

On February 28, 2022, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. The dividend will be paid on March 30, 2022 to shareholders of record as of March 16, 2022. In 2021, we paid aggregate cash dividends of $147 million.

Holders

As of March 9, 2022, there were approximately 3,400 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and a Peer Group Index that is consistent with the compensation peer group used in the Compensation Discussion & Analysis section of our Proxy Statement for our 2022 Annual Meeting of Shareholders. The Peer Group Index was calculated by S&P Global, a Standard & Poor’s business and includes Bed Bath & Beyond, Inc.; Best Buy Co., Inc.; Burlington Stores, Inc.; DICK'S Sporting Goods, Inc.; Dollar Tree, Inc.; Foot Locker, Inc.; The Gap, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; The TJX Companies, Inc.; and Ulta Beauty, Inc. The Peer Group Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 28, 2017 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Jan 28, 2017	Feb 3, 2018	Feb 2, 2019	Feb 1, 2020	Jan 30, 2021	Jan 29, 2022
Kohl’s Corporation	$100.00	$171.53	$186.59	$125.80	$134.46	$186.92
S&P 500 Index	100.00	122.83	122.76	149.23	174.97	211.72
Peer Group Index	100.00	113.44	124.96	138.66	155.67	165.75

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities in fiscal year 2021 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2021, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program to $2.0 billion. In February 2022, our Board of Directors increased the remaining share repurchase authorization under our existing share repurchase program to $3.0 billion. Purchases under the repurchase program may be made in the open market, through block trades, and other negotiated transactions. We expect to execute the share repurchase program primarily in open market transactions, subject to market conditions. There is no fixed termination date for the repurchase program, and the program may be suspended, discontinued, or accelerated at any time.

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 29, 2022:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
October 31 - November 27, 2021	3,365,248	$56.58	3,364,274	$1,033
November 28, 2021 – January 1, 2022	4,757,698	50.25	4,742,940	795
January 2 - January 29, 2022	2,313,892	51.67	2,313,737	675
Total	10,436,838	$52.61	10,420,951

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,165 stores and a website (www.Kohls.com) as of January 29, 2022. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2021 included:

•
Record earnings of $6.32 per diluted share on a GAAP basis and $7.33 per diluted share on an adjusted non-GAAP basis*
•
Strong financial position, ending the year with $1.6 billion in cash
•
Repurchased $1.4 billion of shares
•
Net sales increased 22.9% to last year
•
Gross margin was 38.1% of net sales, a 700 basis point increase from last year
•
SG&A increased 9.1% and leveraged as a percent of total revenue by 328 basis points to last year
•
Achieved a 8.6% operating margin

*Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of earnings per diluted share to adjusted earnings per diluted share.

COVID-19

As discussed in our 2020 Form 10-K, the COVID-19 pandemic has had significant adverse effects on our business. We are closely monitoring the effects of the ongoing COVID-19 pandemic and its continued impact on our business. We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements. In 2021, we saw momentum in our business which allowed us to resume our capital allocation strategy including reinstating dividends, resuming our share repurchase program, and employing liability management strategies.

Comparison of Financial Results to 2019

Due to the significant impact of COVID-19 on 2020 operating results, we are providing the below comparisons to 2019 to provide additional context.

•
Net sales decreased 2.2% with digital sales increasing 30%.
•
Gross margin as a percent of net sales increased 237 basis points driven by strong inventory management and our pricing and promotion optimization strategies, partially offset by higher freight costs.
•
SG&A decreased 4.0% and leveraged as a percent of total revenue by 37 basis points driven by marketing and technology efficiencies.

Our Vision and Strategy

The Company’s vision is to be “the most trusted retailer of choice for the active and casual lifestyle” and its strategy is focused on delivering long-term shareholder value. Key strategic focus areas for the Company include: driving top line growth, delivering a 7% to 8% operating margin, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture.

Driving Top Line Growth

Our initiatives include building a sizable beauty business with Sephora, driving continued growth in our active and outdoor business, reigniting growth in the women’s business, enhancing our brand portfolio, opening new stores, leading with loyalty and value, and further growing digital. We have already taken significant steps in many of these areas, such as successfully launching our strategic partnership with Sephora in 2021 by opening the first 200 shop-in-shops and offering a comprehensive digital experience, driving strong sales growth of more than 40% in our active and outdoor business, and introducing new brands including Tommy Hilfiger, Calvin Klein, and Eddie Bauer.

Delivering a 7% to 8% Operating Margin

The Company is committed to delivering an operating margin of 7% to 8%. Our gross margin initiatives include disciplined inventory management and increased inventory turn, efficient sourcing, and optimized pricing and promotion strategies. Our initiatives to drive selling, general, and administrative expense efficiency are focused on labor productivity, across our stores and fulfillment centers, marketing, and technology expenses.

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

Sustaining an Agile, Accountable, and Inclusive Culture

Fostering a diverse, equitable, and inclusive environment for Kohl’s associates, customers, and suppliers is an important focus of ours. We have a diversity and inclusion framework that includes a number of key initiatives across three pillars: Our People, Our Customers, and Our Communities. In addition, we continue to build on the Company’s commitment to Environmental, Social, and Corporate Governance (“ESG”). We have established 2025 goals related to climate change, waste and recycling, and sustainable sourcing, and Kohl’s has earned many ESG-related awards.

2022 Outlook

Our current expectations for 2022 are as follows:

Net sales	Increase 2% - 3%
Operating margin	7.2% - 7.5%
Earnings per diluted share	$7.00 - $7.50
Capital expenditures	$850 million
Share repurchases	At least $1 billion

Results of Operations

For our comparison and discussion of 2020 and 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2020 Form 10-K.

Net Sales

Net sales includes revenue from the sale of merchandise, net of expected returns, and shipping revenue.

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

As our stores were closed for a period during 2020, we have not included a discussion of 2020 or 2021 comparable sales as we do not believe it is a meaningful metric over this period of time.

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

The following graph summarizes net sales dollars and comparable sales over the prior year:

2021 compared to 2020

Net sales increased $3.4 billion, or 22.9%, to $18.5 billion for 2021.

•
The increase in net sales was driven by higher sales in our stores.
•
Digital sales were flat to 2020. Digital penetration represented 32% of net sales in 2021.
•
Men's, Footwear, Women's, and Accessories outperformed the Company average.
•
Active outperformed the Company average increasing more than 40% to 2020. Active represented 24% of sales in 2021.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue:

Other revenue increased $38 million in 2021. The increase in 2021 was driven by an increase in credit revenue due to lower write-off activity partially offset by lower accounts receivable balances associated with decreased sales in 2020 and higher payment rates in 2021.

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

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales:

Gross margin is calculated as net sales less cost of merchandise sold. Gross margin as a percent of net sales increased 700 basis points in 2021. In 2021, gross margin benefited from strong inventory management driven by inventory turnover of 4.1 times for the year and further scaling our pricing and promotion optimization strategies, partially offset by incremental transportation costs related to the constrained global supply chain. In executing against our strategy, we have structurally improved our margin efficiency and are confident in our ability to sustain the recent improvement, while we are also monitoring industry-wide supply chain uncertainties and cost inflation.

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

The following graph summarizes the changes in SG&A by expense type between 2020 and 2021:

SG&A increased $457 million, or 9.1%, to $5.5 billion for 2021. As a percentage of revenue, SG&A leveraged by 328 basis points as we continue to deliver against our efforts to drive marketing and technology efficiency and improve store productivity, which more than offset increased wage pressure across our stores and distribution centers.

The increase was primarily driven by increases in store, marketing, distribution, and credit expenses as sales recovered and expenses normalized after our store closures last year due to COVID-19. Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $449 million for 2021 compared to $346 million for 2020. Corporate expenses also increased due to the retention credit benefit we were eligible for under The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in 2020. Partially offsetting the increase in SG&A expense was a decrease in technology expense driven by a more balanced staffing model.

Wage inflation remained a headwind as the employment market remained very tight. We will continue to monitor our positioning in the market to ensure that we remain competitive. We will look to mitigate the higher costs through increased store productivity and efficiency across other areas of the business.

Other Expenses

(Dollars in Millions)	2021	2020	2019
Depreciation and amortization	$838	$874	$917
Impairments, store closing, and other costs	—	89	113
(Gain) on the sale of real estate	—	(127)	—
Interest expense, net	260	284	207
Loss (gain) on extinguishment of debt	201	—	(9)

Depreciation and amortization decreases in 2021 were driven by reduced capital spending in 2020 due to COVID-19.

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

(Dollars in Millions)	2021	2020	2019
Severance, early retirement, and other	$—	$21	$40
Impairments:
Buildings and other store assets	—	18	52
Intangible and other assets	—	50	21
Impairments, store closings, and other costs	$—	$89	$113

In 2020, we recognized a gain of $127 million from the sale leaseback transaction of our San Bernardino E-commerce fulfillment and distribution centers.

Net interest expense decreased in 2021 compared to 2020 due to the benefit of debt reductions as a result of our liability management strategies employed during 2021 and because no amounts were outstanding during 2021 on the revolving credit facility. Offsetting this decrease was an increase in interest expense related to more financing leases.

In 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

(Dollars in Millions)	2021	2020	2019
Provision (benefit) for income taxes	$281	$(383)	$210
Effective tax rate	23.1%	70.2%	23.3%

Our effective tax rate in 2021 is less than the effective tax rate in 2020 primarily due to the 2020 rate including the benefit for the net operating loss carryback provision from the CARES Act enacted on March 27, 2020. This provision allows losses generated in 2020 to be carried back to the five preceding years, which include years in which the statutory tax rate was 35%.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income (Loss)	Income (Loss) before Income Taxes	Net Income (Loss)	Earnings (Loss) per Diluted Share
2021
GAAP	$1,680	$1,219	$938	$6.32
Loss (gain) on extinguishment of debt	—	201	201	1.35
Impairments, store closing, and other costs	—	—	—	—
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	(50)	(0.34)
Adjusted (non-GAAP)	$1,680	$1,420	$1,089	$7.33
2020
GAAP	$(262)	$(546)	$(163)	$(1.06)
Loss (gain) on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	89	89	89	0.58
(Gain) on sale of real estate	(127)	(127)	(127)	(0.82)
Income tax impact of items noted above	—	—	15	0.09
Adjusted (non-GAAP)	$(300)	$(584)	$(186)	$(1.21)
2019
GAAP	$1,099	$901	$691	$4.37
Loss (gain) on extinguishment of debt	—	(9)	(9)	(0.06)
Impairments, store closing, and other costs	113	113	113	0.71
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	(26)	(0.16)
Adjusted (non-GAAP)	$1,212	$1,005	$769	$4.86

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

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return, maintain a strong balance sheet, and maintain our investment grade rating. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in opportunities to drive long-term profitability in our business as well as maintain our current operations; second we pay a quarterly dividend with a goal to increase it annually; and third we return excess cash to shareholders through our share repurchase program. In addition, when appropriate, we will complete liability management transactions, and look for profitable mergers and acquisitions opportunities.

Our period-end cash and cash equivalents balance decreased to $1.6 billion from $2.3 billion in 2020. Our cash and cash equivalents balance includes short-term investments of $1.5 billion and $2.1 billion as of January 29, 2022, and January 30, 2021, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Share repurchases • Debt reduction	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

The following table includes cash balances and changes:

(Dollars in Millions)	2021	2020	2019
Cash and cash equivalents	$1,587	$2,271	$723
Net cash provided by (used in):
Operating activities	$2,271	$1,338	$1,657
Investing activities	(570)	(137)	(837)
Financing activities	(2,385)	347	(1,031)
Free cash flow (a)	$1,556	$908	$700
(a)
Non-GAAP financial measure. Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of free cash flow to net cash provided by operating activities.

Operating Activities

Our operating cash outflows generally consist of payments to our employees for wages, salaries and other employee benefits, payments to our merchandise vendors for inventory (net of vendor allowances), payments to our shipping carriers, and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our debt borrowings.

Operating activities generated cash of $2.3 billion in 2021 compared to $1.3 billion in 2020. The increase was primarily due to an increase in net income resulting from increased sales due to the impact of COVID-19 last year and a tax refund received in 2021 related to the net loss we incurred in 2020 and the carryback provision under the CARES Act. Partially offsetting this was increased inventory purchases in 2021 due to reduced inventory receipts in 2020 in response to COVID-19.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Net cash used in Investing activities increased $433 million to $570 million in 2021. The increase was driven by in-store investments related to Sephora buildouts, refreshes, and other customer experience and sales driving enhancements; our new e-commerce fulfillment center that opened in 2021. In addition, 2020 included proceeds from the sale of our San Bernardino E-commerce fulfillment and distribution centers.

The following chart summarizes capital expenditures by major category:

We launched 200 Sephora shop-in-shops in 2021 with plans for 400 additional shop-in-shops in 2022, and reaching at least 850 total shop-in-shops by 2023. In 2022, we anticipate capital expenditures of approximately $850 million to support the expansion our Sephora shop-in-shops, new stores and improvements to existing stores, and technology investment. We will continue to invest in a differentiated omni-channel experience to modernize the store experience, continue digital growth, and further enhance our omni-channel capabilities.

Financing Activities

Our financing strategy is to ensure liquidity and access to capital markets. We also strive to maintain a balanced portfolio of debt maturities, while minimizing our borrowing costs. Our ability to access the public debt market has provided us with adequate sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings.

If our credit ratings were lowered, our ability to access the public debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same.

The majority of our financing activities include repurchases of common stock, proceeds and/or repayments of long-term debt, and dividend payments.

Financing activities used $2.4 billion in 2021 compared to generating cash of $347 million 2020.

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

In October 2021, we entered into a Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in October 2026 and replaced our existing senior secured revolving credit facility. Among other things, the agreement includes a maximum leverage ratio financial covenant and restrictions on liens and subsidiary indebtedness, all of which are generally consistent with the prior 2019 senior unsecured five-year revolving credit facility. We may request an increase in revolving credit commitments under the facility of up to $500 million in certain circumstances. Events of default under the Credit Agreement include, among other things, a change of control of the Company and the Company’s default on other debt exceeding $75 million. No borrowings were outstanding on the credit facility in place as of January 29, 2022 or January 30, 2021.

In March 2020, we fully drew down our $1.0 billion senior unsecured revolver. In April 2020, we replaced and upsized the unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility maturing in July 2024.

In April 2020, we issued $600 million in aggregate principal amount of 9.50% notes with semi-annual interest payments beginning in November 2020. The notes include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody's Investors Service, Inc. The notes mature in May 2025. We used part of the net proceeds from this offering to repay $500 million of the borrowings under our senior secured, asset based revolving credit facility with the remainder for general corporate purposes.

In October 2020, we fully repaid $1.0 billion outstanding on the revolver and had $1.5 billion available for utilization.

We paid cash for treasury stock purchases of $1.4 billion in 2021 compared to $8 million in 2020. During the first quarter of 2021, we reinstated our share repurchase program which had been suspended in the first quarter of 2020 in response to COVID-19. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $147 million ($1.00 per share) in 2021 and $108 million ($0.704 per share) in 2020. During the first quarter of 2021, we reinstated our dividend program which had been suspended beginning in the second quarter of 2020 in response to COVID-19. On February 28, 2022, our Board of Directors declared a quarterly cash dividend on our common stock of $0.50 per share. The dividend is payable March 30, 2022 to shareholders of record at the close of business on March 16, 2022.

As of January 29, 2022, our credit ratings and outlook were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-
Outlook	Stable	Stable	Stable

Free Cash Flow

We generated $1.6 billion of free cash flow for 2021 compared to $908 million in 2020. The increase is primarily due to strong earnings resulting in an increase in net cash provided by operating activities, and an IRS refund related to the 2020 loss carryback, partially offset by an increase in capital spending from 2020 levels that were impacted by our response to COVID-19. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and finance lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and net cash provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure):

(Dollars in Millions)	2021	2020	2019
Net cash provided by operating activities	$2,271	$1,338	$1,657
Acquisition of property and equipment	(605)	(334)	(855)
Finance lease and financing obligation payments	(125)	(105)	(113)
Proceeds from financing obligations	15	9	11
Free cash flow	$1,556	$908	$700

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	2021	2020
Working capital	$1,737	$2,813
Current ratio	1.53	1.93

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season. Due to COVID-19, typical working capital and inventory patterns did not occur in 2021.

The decrease in our working capital and current ratio are primarily due to lower cash balances as a result of higher share repurchases, higher capital expenditures, the cash tender offer, and fewer proceeds from the sale of real estate, partially offset by an increase in cash provided by operating activities.

Return on Investment Ratio

The following table shows our return on investment ratio (a non-GAAP financial measure):

	2021	2020	2019
Adjusted return on gross investment ("ROI")	14.9%	4.7%	12.7%

Changes in earnings drove changes in our return on investment ratio. The prior year calculations have been revised to be consistent with our current year presentation. We have revised our calculation of Adjusted Gross Investment in the Adjusted ROI calculation to replace the lease assets presented under US GAAP with eight times cash rent for operating leases, finance leases, and financial obligations. Management believes this normalizes for timing within the lease term and the impact of lease amendments triggered by our investment in the Sephora shop-in-shops. The impact to prior years were reductions of 20 bps and 70 bps in 2020 and 2019 respectively.

We believe that Adjusted ROI is a useful financial measure in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. Adjusted ROI is a non-GAAP financial measure which we define as earnings before interest, taxes, depreciation, amortization, and rent (“EBITDAR”) adjusted for certain one-time items divided by adjusted average gross investment. Adjusted EBITDAR is a useful non-GAAP measure that excludes items that are non-operating in nature and focuses on items that are key to our operating performance. Our Adjusted ROI calculation may not be comparable to similarly titled measures reported by other companies. Adjusted ROI should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures. See the key financial ratio calculations below for our Adjusted ROI calculation.

Capital Structure Ratio

The following table shows our capital structure ratio (a non-GAAP financial measure):

	2021	2020
Adjusted debt to adjusted EBITDAR	2.33	7.70

The decrease in our Adjusted debt to adjusted EBITDAR ratio is primarily due to higher operating income. The prior year calculation has been revised to be consistent with our current year presentation. We have revised our calculation of Adjusted Debt in our Adjusted debt to adjusted EBITDAR calculation to replace the lease obligations presented under US GAAP with eight times cash rent for operating leases, finance leases, and financial obligations. Management believes this normalizes for timing within the lease term and the impact of lease amendments triggered by our investment in the Sephora shop-in-shops. This results in a 2020 adjusted debt to adjusted EBITDAR of 7.70 versus the previous reported 7.59.

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

Our senior unsecured five-year revolving credit facility includes a maximum leverage ratio financial covenant and restrictions on liens and subsidiary indebtedness, all of which are generally consistent with the prior 2019 senior unsecured five-year revolving credit facility. As of January 29, 2022, we were in compliance with all covenants and expect to remain in compliance during 2022. The calculation represented above is generally consistent with the language in our credit facility.

Key Financial Ratio Calculations

The following table includes our ROI calculation. All ratios are non-GAAP financial measures:

(Dollars in Millions)	2021	2020	2019
Operating (loss) income	$1,680	$(262)	$1,099
Depreciation and amortization	838	874	917
Rent expense	298	314	314
EBITDAR	2,816	926	2,330
Impairments, store closing, and other costs	—	89	113
(Gain) on sale of real estate	—	(127)	—
Adjusted EBITDAR	$2,816	$888	$2,443
Average: (a)
Total assets	$15,308	$15,288	$14,802
Cash equivalents and long-term investments (b)	(1,779)	(1,704)	(393)
Other assets	(52)	(30)	(31)
Accumulated depreciation and amortization	7,916	7,414	6,854
Accounts payable	(1,633)	(1,559)	(1,495)
Accrued liabilities	(1,308)	(1,193)	(1,264)
Other long-term liabilities	(375)	(275)	(231)
Gross investment (“AGI”)	$18,077	$17,941	$18,242
Less: Operating lease, finance lease, and financing obligation assets	$(3,861)	$(3,442)	$(3,559)
Add: Cash-based lease equivalent debt (c)	4,650	4,383	4,547
Adjusted gross investment ("AGI")	$18,866	$18,882	$19,230
Adjusted ROI (d)	14.9%	4.7%	12.7%
(a)
Represents average of five most recent quarter-end balances. For 2019, fourth quarter 2018 balances were adjusted to reflect the impact of the new lease accounting standard.
(b)
Represents excess cash not required for operations.
(c)
Represents eight times cash rent for operating leases, finance leases, and financial obligations. A calculation of cash rent can be found in Note 3 of the Consolidated Financial Statements.
(d)
Adjusted EBITDAR divided by adjusted gross investment.

The following table includes our adjusted debt to adjusted EBITDAR calculation:

(Dollars in Millions)	2021	2020
Finance lease and financing obligations	$2,251	$1,502
Long-term debt	1,910	2,451
Total debt	$4,161	$3,953
Operating leases	2,624	2,786
Total debt (including operating leases)	$6,785	$6,739
Less: Operating lease, finance lease, and financing obligation liabilities	(4,875)	(4,288)
Add: Cash-based lease equivalent debt (a)	4,650	4,383
Adjusted debt	$6,560	$6,834
Operating income	$1,680	$(262)
Depreciation and amortization	838	874
Rent expense	298	314
EBITDAR	$2,816	$926
Impairments, store closing, and other costs	—	89
(Gain) on sale of real estate	—	(127)
Adjusted EBITDAR	$2,816	$888
Adjusted debt to adjusted EBITDAR	2.33	7.70
(a)
Represents eight times cash rent for operating leases, finance leases, and financial obligations. A calculation of cash rent can be found in Note 3 of the Consolidated Financial Statements

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, principal and interest payments for leases, and other purchase obligations. See Notes 2 and 3 to the Consolidated Financial Statements for amounts outstanding on January 29, 2022 related to debt and leases.

Other purchase obligations primarily include royalties, legally binding minimum lease and interest payments for stores opening in 2022 or later, as well as payments associated with technology, marketing, and donation agreements. The obligations were $582 million as of January 29, 2022.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end 2021.

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

Identifying impaired assets and quantifying the related impairment loss, if any, requires significant estimates by management. The most significant of these estimates is the cash flow expected to result from the use and eventual disposition of the asset. When determining the stream of projected future cash flows associated with an individual store, management estimates future store performance including sales, gross margin, and controllable expenses, such as store payroll and occupancy expense. Projected cash flows must be estimated for future periods throughout the remaining life of the property, which may be as many as 40 years in the future. The accuracy of these estimates will be impacted by a number of factors including general economic conditions, changes in competitive landscape, and our ability to effectively manage the operations of the store.

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

Leases

Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine if the lease is accounted for as a finance lease, an operating lease, or a financing obligation.

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

Sephora Arrangement

In 2020, we entered into an arrangement with Sephora to be the exclusive beauty offering and bring a transformational, elevated beauty experience to Kohl’s. We sell prestige beauty products through Sephora-branded retail shop-in-shops in certain Kohl’s stores and through a Sephora-branded offering on Kohls.com. We opened 200 shop-in shops in 2021 and are planning to open another 400 stores in 2022 and 250 in 2023.

Both parties to the arrangement are active participants and are exposed to significant risks and rewards dependent on the success of the activities of the arrangement. The arrangement involves various activities including the merchandising, marketing, and operations of the shops and Kohls.com. Kohl’s is the principal on sales transactions with our customers and we recognize sales, cost of merchandise sold, and operating expenses in the respective lines on our consolidated statements of income. Kohl’s owns and manages the inventory and funds capital expenditures for the arrangement. The parties share equally in the operating profit of the partnership which incorporates all expenses to run the partnership including depreciation expense related to the assets. Amounts due to Sephora for their share of the operating profits are recorded in Cost of merchandise sold.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our operating results are subject to interest rate risk as the $600 million of notes issued in April 2020, $113 million of which remain outstanding, and the $500 million of notes issued in March 2021 include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody's Investors Service, Inc. All other long-term debt is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the “Company“) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2022 expressed an unqualified opinion thereon.

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

Description of the Matter

Merchandise Inventories

At January 29, 2022, the Company’s merchandise inventories balance was $3.1 billion. As described in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM results in inventory valued at lower of cost or market since permanent markdowns are taken as a reduction to the retail value of inventories.

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

Unrecognized Tax Benefits
Description of the Matter

As described in Note 5 to the consolidated financial statements, at January 29, 2022, the Company had gross unrecognized tax benefits of $276 million. The Company’s uncertain tax positions are subject to audit by federal and state taxing authorities, and the resolution of such audits may span multiple years.

Management’s analysis of extent to which its tax positions in certain jurisdictions are more-likely-than-not to be sustained was significant to our audit because the amounts are material to the financial statements and the related assessment process is complex and involves significant judgments. Such judgments included the interpretation of laws, regulations, and tax rulings related to uncertain tax positions.

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

Milwaukee, Wisconsin

March 17, 2022

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$1,587	$2,271
Merchandise inventories	3,067	2,590
Other	369	974
Total current assets	5,023	5,835
Property and equipment, net	7,304	6,689
Operating leases	2,248	2,398
Other assets	479	415
Total assets	$15,054	$15,337

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,683	$1,476
Accrued liabilities	1,340	1,270
Current portion of:
Finance leases and financing obligations	118	115
Operating leases	145	161
Total current liabilities	3,286	3,022
Long-term debt	1,910	2,451
Finance leases and financing obligations	2,133	1,387
Operating leases	2,479	2,625
Deferred income taxes	206	302
Other long-term liabilities	379	354
Shareholders’ equity:
Common stock - 377 and 377 million shares issued	4	4
Paid-in capital	3,375	3,319
Treasury stock, at cost, 246 and 219 million shares	(12,975)	(11,595)
Retained earnings	14,257	13,468
Total shareholders’ equity	$4,661	$5,196
Total liabilities and shareholders’ equity	$15,054	$15,337

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except per Share Data)	2021	2020	2019
Net sales	$18,471	$15,031	$18,885
Other revenue	962	924	1,089
Total revenue	19,433	15,955	19,974
Cost of merchandise sold	11,437	10,360	12,140
Operating expenses:
Selling, general, and administrative	5,478	5,021	5,705
Depreciation and amortization	838	874	917
Impairments, store closing, and other costs	—	89	113
(Gain) on sale of real estate	—	(127)	—
Operating income (loss)	1,680	(262)	1,099
Interest expense, net	260	284	207
Loss (gain) on extinguishment of debt	201	—	(9)
Income (loss) before income taxes	1,219	(546)	901
Provision (benefit) for income taxes	281	(383)	210
Net income (loss)	$938	$(163)	$691
Net income (loss) per share:
Basic	$6.41	$(1.06)	$4.39
Diluted	$6.32	$(1.06)	$4.37

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	2021	2020	2019
Common stock
Balance, beginning of period	$4	$4	$4
Stock-based awards	—	—	—
Balance, end of period	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,319	$3,272	$3,204
Stock-based awards	56	47	68
Balance, end of period	$3,375	$3,319	$3,272

Treasury stock
Balance, beginning of period	$(11,595)	$(11,571)	$(11,076)
Treasury stock purchases	(1,355)	(8)	(470)
Stock-based awards	(27)	(22)	(31)
Dividends paid	2	6	6
Balance, end of period	$(12,975)	$(11,595)	$(11,571)

Retained earnings
Balance, beginning of period	$13,468	$13,745	$13,395
Change in accounting standard (a)	—	—	88
Net (loss) earnings	938	(163)	691
Dividends paid	(149)	(114)	(429)
Balance, end of period	$14,257	$13,468	$13,745

Total shareholders' equity, end of period	$4,661	$5,196	$5,450

Common stock
Shares, beginning of period	377	375	374
Stock-based awards	—	2	1
Shares, end of period	377	377	375
Treasury stock
Shares, beginning of period	(219)	(219)	(211)
Treasury stock purchases	(27)	—	(8)
Shares, end of period	(246)	(219)	(219)
Total shares outstanding, end of period	131	158	156

Dividends paid per common share	$1.00	$0.704	$2.68
(a)
Adoption of new lease accounting standard in 2019.

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2021	2020	2019
Operating activities
Net income (loss)	$938	$(163)	$691
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	838	874	917
Share-based compensation	48	40	56
Deferred income taxes	(92)	18	51
Impairments, store closing, and other costs	—	64	64
(Gain) on sale of real estate	—	(127)	—
Loss (gain) on extinguishment of debt	201	—	(9)
Non-cash inventory costs	—	187	—
Non-cash lease expense	139	149	150
Other non-cash expense	12	22	11
Changes in operating assets and liabilities:
Merchandise inventories	(467)	768	(51)
Other current and long-term assets	569	(813)	48
Accounts payable	206	270	19
Accrued and other long-term liabilities	21	199	(134)
Operating lease liabilities	(142)	(150)	(156)
Net cash provided by operating activities	2,271	1,338	1,657
Investing activities
Acquisition of property and equipment	(605)	(334)	(855)
Proceeds from sale of real estate	35	197	—
Other	—	—	18
Net cash used in investing activities	(570)	(137)	(837)
Financing activities
Proceeds from issuance of debt	500	2,097	—
Deferred financing costs	(8)	(19)	—
Treasury stock purchases	(1,355)	(8)	(470)
Shares withheld for taxes on vested restricted shares	(27)	(22)	(31)
Dividends paid	(147)	(108)	(423)
Reduction of long-term borrowing	(1,044)	(1,497)	(6)
Premium paid on redemption of debt	(192)	—	—
Finance lease and financing obligation payments	(125)	(105)	(113)
Proceeds from financing obligations	15	9	11
Proceeds from stock option exercises	1	—	1
Other	(3)	—	—
Net cash (used in) provided by financing activities	(2,385)	347	(1,031)
Net (decrease) increase in cash and cash equivalents	(684)	1,548	(211)
Cash and cash equivalents at beginning of period	2,271	723	934
Cash and cash equivalents at end of period	$1,587	$2,271	$723
Supplemental information
Interest paid, net of capitalized interest	$246	$254	$193
Income taxes paid	370	419	172

See accompanying Notes to Consolidated Financial Statements

1. Business and Summary of Accounting Policies

Business

As of January 29, 2022, we operated 1,165 stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal Year	Ended	Number of Weeks
2021	January 29, 2022	52
2020	January 30, 2021	52
2019	February 1, 2020	52

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $64 million at January 29, 2022 and $77 million at January 30, 2021.

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

Other Current Assets

Other current assets consist of the following:

(Dollars in Millions)	January 29, 2022	January 30, 2021
Other Receivables	$175	$179
Prepaids	164	172
Income taxes receivable	15	610
Other	15	13
Other current assets (a)	$369	$974
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	January 29, 2022	January 30, 2021
Land	$1,109	$1,091
Buildings and improvements:
Owned	8,035	7,783
Leased	1,754	963
Fixtures and equipment	1,609	1,267
Information technology	2,774	2,855
Construction in progress	84	313
Total property and equipment, at cost	15,365	14,272
Less accumulated depreciation and amortization	(8,061)	(7,583)
Property and equipment, net	$7,304	$6,689

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

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. No impairments were recorded in 2021. We recorded impairments of $68 million in 2020 in Impairments, store closing, and other costs of which $51 million was due to the impact of the COVID-19 pandemic and $17 million was related to impairments of corporate facilities and leases. We recorded impairments of $73 million in 2019 in Impairments, store closing, and other costs.

Leases

In the first quarter of 2020, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarter of 2020 and the first half of 2021. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, we have elected to treat the COVID-19 pandemic-related rent deferrals as accrued liabilities. We continued to recognize expense during the deferral periods.

Other Noncurrent Assets

Other noncurrent assets consist of the following:

(Dollars in Millions)	January 29, 2022	January 30, 2021
Income taxes receivable	$300	$232
Deferred tax assets	39	42
Other	140	141
Other noncurrent assets (a)	$479	$415
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	January 29, 2022	January 30, 2021
Gift cards and merchandise return cards	$353	$339
Sales, property and use taxes	181	196
Payroll and related fringe benefits	150	229
Income taxes payable	106	10
Accrued capital	85	10
Other	465	486
Accrued liabilities	$1,340	$1,270

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

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability, and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $47 million as of January 29, 2022 and $52 million as of January 30, 2021.

For property losses we are subject to a $5 million self-insured retention ("SIR"). Once the SIR is incurred, each loss is subject to a $250,000 deductible, except flood in high hazard zones is subject to a $1 million deductible and catastrophic events, such as earthquakes and windstorms, are subject to a 2-5% deductible.

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

The following table summarizes net sales by line of business:

(Dollars in Millions)	2021	2020	2019
Women's	$4,927	$3,796	$5,302
Men's	3,867	2,753	3,827
Home	3,344	3,381	3,249
Children's	2,435	2,082	2,460
Accessories	2,100	1,638	2,217
Footwear	1,798	1,381	1,830
Net Sales	$18,471	$15,031	$18,885

We maintain various rewards programs whereby customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar-off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed. Sales are recorded net of returns. At the end of each reporting period, we record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period. Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. Unredeemed gift card and merchandise return card liabilities totaled $353 million as of January 29, 2022 and $339 million as of January 30, 2021. Net sales of $153 million were recognized during 2021 from gift cards redeemed in 2021 and issued in prior years.

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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2021	2020	2019
Gross marketing costs	$948	$824	$1,156
Vendor allowances	(55)	(36)	(130)
Net marketing costs	$893	$788	$1,026
Net marketing costs as a percent of total revenue	4.6%	4.9%	5.1%

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

Net Income (Loss) Per Share

Basic net income (loss) per share is net income (loss) divided by the average number of common shares outstanding during the period. Diluted net income (loss) per share includes incremental shares assumed for share-based awards and stock warrants. Potentially dilutive shares include stock options, unvested restricted stock units and awards, performance share units, and warrants outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted earnings per share (“EPS”) if their effect would be anti-dilutive.

The information required to compute basic and diluted net income (loss) per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2021	2020	2019
Numerator—net income (loss)	$938	$(163)	$691
Denominator—weighted average shares
Basic	146	154	157
Impact of dilutive share-based awards	2	—	1
Diluted	148	154	158
Net income (loss) per share:
Basic	$6.41	$(1.06)	$4.39
Diluted	$6.32	$(1.06)	$4.37

The following potential shares of common stock were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive:

(Shares in Millions)	2021	2020	2019
Anti-dilutive shares	2	6	3

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

2. Debt

Long-term debt consists of the following unsecured senior debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	January 29, 2022	January 30, 2021
2023	3.25%	3.25%	$164	$350
2023	4.78%	4.75%	111	184
2025	9.50%	9.50%	113	600
2025	4.25%	4.25%	353	650
2029	7.36%	7.25%	42	42
2031	3.40%	3.38%	500	—
2033	6.05%	6.00%	112	113
2037	6.89%	6.88%	101	101
2045	5.57%	5.55%	427	427
Outstanding unsecured senior debt			1,923	2,467
Unamortized debt discounts and deferred financing costs			(13)	(16)
Unsecured senior debt			$1,910	$2,451
Effective interest rate			4.89%	5.90%

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $2.0 billion at January 29, 2022 and $2.8 billion at January 30, 2021.

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

In October 2021, we entered into a Credit Agreement with various lenders which provides for a $1.0 billion senior unsecured five-year revolving credit facility that will mature in October 2026 and replaced our existing senior secured revolving credit facility. Among other things, the agreement includes a maximum leverage ratio financial covenant and restrictions on liens and subsidiary indebtedness, all of which are generally consistent with the prior 2019 senior unsecured five-year revolving credit facility. We may request an increase in revolving credit commitments under the facility of up to $500 million in certain circumstances. Events of default under the Credit Agreement include, among other things, a change of control of the Company and the Company’s default on other debt exceeding $75 million. No borrowings were outstanding on the credit facility in place as of January 29, 2022 or January 30, 2021.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of January 29, 2022, we were in compliance with all covenants of the various debt agreements.

We also had outstanding trade letters of credit totaling approximately $45 million at January 29, 2022 issued under uncommitted lines with two banks.

3. Leases

We lease certain property and equipment used in our operations. Some of our store leases include additional rental payments based on a percentage of sales over contractual levels or payments that are adjusted periodically for inflation. Our typical store lease has an initial term of 20 to 25 years and four to eight five-year renewal options.

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

Leases with a term of 12 months or less are excluded from the balance; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and non-lease components for new and modified leases. The majority of our lease assets and liabilities are for stores that are leased locations.

We opened 200 Sephora shop-in-shops within our Kohl's stores in the fall of 2021. Due to the investments we made in the shop-in-shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in an increase in the accounting lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	January 29, 2022	January 30, 2021
Assets
Operating leases	Operating leases	$2,248	$2,398
Finance leases	Property and equipment, net	1,442	708
Total operating and finance leases		3,690	3,106
Liabilities
Current
Operating leases	Current portion of operating leases	145	161
Finance leases	Current portion of finance leases and financing obligations	87	76
Noncurrent
Operating leases	Operating leases	2,479	2,625
Finance leases	Finance leases and financing obligations	1,688	926
Total operating and finance leases		$4,399	$3,788

Consolidated Statement of Operations
(Dollars in Millions)	Classification	2021	2020	2019
Operating leases	Selling, general, and administrative	$298	$314	$314
Finance Leases
Amortization of leased assets	Depreciation and amortization	98	79	72
Interest on leased assets	Interest expense, net	111	102	98
Total operating and finance leases		$507	$495	$484

Consolidated Statement of Cash Flows
(Dollars in Millions)	2021	2020	2019
Cash paid for amounts included in measurement of leased liabilities
Operating cash flows from operating leases	$311	$305	$320
Operating cash flows from finance leases	105	102	98
Financing cash flows from finance leases	93	69	76

The following table summarizes future lease payments by fiscal year:

	January 29, 2022
(Dollars in millions)	Operating Leases	Finance Leases	Total
2022	$283	$198	$481
2023	277	181	458
2024	246	166	412
2025	233	160	393
2026	224	159	383
After 2026	3,275	2,636	5,911
Total lease payments	$4,538	$3,500	$8,038
Amount representing interest	(1,914)	(1,725)	(3,639)
Lease liabilities	$2,624	$1,775	$4,399

Total lease payments include $2.9 billion related to options to extend operating lease terms that are reasonably certain of being exercised, $2.5 billion related to options to extend finance lease terms that are reasonably certain of being exercised, and excludes $50 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term and discount rate:

	January 29, 2022	January 30, 2021
Weighted-average remaining term (years)
Operating leases	20	19
Finance leases	20	18
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	7%	10%

Other lease information is as follows:

(Dollars in Millions)	2021	2020	2019
Property and equipment acquired through:
Finance lease liabilities	841	128	236
Operating lease liabilities	2	165	106

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	January 29, 2022	January 30, 2021
Assets
Financing obligations	Property and equipment, net	$55	$65
Liabilities
Current	Current portion of finance leases and financing obligations	31	39
Noncurrent	Finance leases and financing obligations	445	461
Total financing obligations		$476	$500

Consolidated Statement of Operations
(Dollars in millions)	Classification	2021	2020	2019
Amortization of financing obligation assets	Depreciation and amortization	$10	$11	$11
Interest on financing obligations	Interest expense, net	41	36	37
Total financing obligations		$51	$47	$48

Consolidated Statement of Cash Flows
(Dollars in millions)	2021	2020	2019
Cash paid for amounts included in measurement of financing obligations
Operating cash flows from financing obligations	$40	$36	$37
Financing cash flows from financing obligations	32	36	37
Proceeds from financing obligations	15	9	11
(Gain) on extinguishment of debt	—	—	(9)

In 2019, we purchased leased equipment that was accounted for as a financing obligation resulting in recognition of a $9 million gain on extinguishment of debt.

The following table summarizes future financing obligation payments by fiscal year:

January 29, 2022
(Dollars in millions)	Financing Obligations
2022	$72
2023	72
2024	67
2025	59
2026	52
After 2026	445
Total lease payments	$767
Non-cash gain on future sale of property	206
Amount representing interest	(497)
Financing obligation liability	$476

Total payments exclude $8 million of legally binding payments for contracts signed, but not yet commenced.

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	January 29, 2022	January 30, 2021
Weighted-average remaining term (years)	10	8
Weighted-average discount rate	9%	7%

The following table shows the cash rent out flows for the operating leases, finance leases, and financing obligations:

Consolidated Statement of Cash Flows
(Dollars in millions)	2021	2020	2019
Operating cash flows from operating leases	$311	$305	$320
Operating cash flows from finance leases	105	102	98
Financing cash flows from finance leases	93	69	76
Operating cash flows from financing obligations	40	36	37
Financing cash flows from financing obligations	32	36	37
Total cash rent	581	548	568

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

The total costs for these benefit plans were $51 million for 2021, $50 million for 2020, and $51 million for 2019.

5. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	January 29, 2022	January 30, 2021
Deferred tax liabilities:
Property and equipment	$646	$718
Lease assets	974	821
Merchandise inventories	24	46
Total deferred tax liabilities	1,644	1,585
Deferred tax assets:
Lease obligations	1,267	1,093
Accrued and other liabilities, including stock-based compensation	214	244
Federal benefit on state tax reserves	30	30
Valuation allowance	(34)	(42)
Total deferred tax assets	1,477	1,325
Net deferred tax liability	$167	$260

Deferred tax assets included in other long-term assets totaled $39 million as of January 29, 2022 and $42 million as of January 30, 2021. As of January 29, 2022, the Company had state net operating loss carryforwards, net of valuation allowances, of $46 million, and state credit carryforwards, net of valuation allowances, of $8 million, which will expire between 2022 and 2042. As of January 30, 2021, state net operating loss carryforwards, net of valuation allowances, were $88 million, and state credit carryforwards, net of valuation allowances, were $6 million.

The components of the Provision (benefit) for income taxes were as follows:

(Dollars in Millions)	2021	2020	2019
Current federal	$311	$(439)	$128
Current state	63	38	31
Deferred federal	(59)	69	60
Deferred state	(34)	(51)	(9)
Provision (benefit) for income taxes	$281	$(383)	$210

On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act modified a number of corporate tax provisions, such as the limitations on the deduction of business interest expense under Section 163(j) as well as allowing net operating loss carryovers and carrybacks to fully offset taxable income for years beginning before 2021. Additionally, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding tax years to generate a refund of previously paid income taxes.

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2021	2020	2019
Provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.6	2.1	3.1
Federal NOL carryback	(0.3)	66.0	—
Uncertain tax positions	0.6	(19.4)	0.6
Federal tax credits	(1.1)	0.4	(1.2)
Other	0.3	0.1	(0.2)
Effective tax rate	23.1%	70.2%	23.3%

The effective tax rate for the year ended January 29, 2022, was less than the effective tax rate for the year ended January 30, 2021, primarily due to the federal net operating loss (“NOL”) generated in 2020 that could be carried back up to five taxable years. The federal NOL incurred for the year ended January 30, 2021 was carried back to tax years 2015 – 2017. As a result, for the year ended January 30, 2021, the Company recorded an income tax benefit of $474 million due to the federal income tax rate of 21% in tax year 2020 versus 35% in tax years 2015 – 2017.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The federal returns subject to examination are the 2012 through 2021 tax years. With respect to state and local jurisdictions, with limited exceptions, the Company is no longer subject to income tax audits for years before 2013. Certain states have proposed adjustments, which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

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

(Dollars in Millions)	2021	2020
Balance at beginning of year	$298	$135
Increases due to tax positions taken in prior years	12	—
Increases due to tax positions taken in current year	27	177
Decreases due to:
Tax positions taken in prior years	(53)	(9)
Settlements with taxing authorities	(3)	(4)
Lapse of applicable statute of limitations	(5)	(1)
Balance at end of year	$276	$298

Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $43 million at January 29, 2022 and $42 million at January 30, 2021. Interest and penalty expenses were $3 million in 2021, $18 million in 2020, and $4 million in 2019.

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $256 million as of January 29, 2022 and $276 million as of January 30, 2021. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for income taxes recorded on our balance sheet. Receivables included in other current assets totaled $15 million as of January 29, 2022 and $610 million as of January 30, 2021. Receivables included in other long term assets totaled $300 million as of January 29, 2022 and $232 million as of January 30, 2021. Payables included in current liabilities totaled $106 million as of January 29, 2022 and $10 million as of January 30, 2021.

6. Stock-Based Awards

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2017 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units, and options to purchase shares of our common stock, to officers, key employees, and directors. As of January 29, 2022, there were 9.0 million shares authorized and 6.1 million shares available for grant under the 2017 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants. We also have outstanding options and other awards which were granted under previous compensation plans.

Annual grants are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year.

Stock Options

The majority of stock options previously granted to employees vest in five equal annual installments. Outstanding options granted to employees prior to 2006 had a term of up to 15 years. Outstanding options granted to employees after 2005 had a term of seven years. Outstanding options granted to directors have a term of 10 years.

All stock options have an exercise price equal to the fair market value of the common stock on the date of grant. The fair value of each option award was estimated using a Black-Scholes option valuation model.

The following table summarizes our stock option activity:

	2021		2020		2019
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	36	$52.15	87	$51.78	136	$51.48
Exercised	(23)	54.00	—	—	(46)	50.88
Forfeited/expired	(1)	51.27	(51)	51.53	(3)	51.50
Balance at end of year	12	$48.66	36	$52.15	87	$51.78

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was less than $1 million in 2021, $0 in 2020, and $1 million in 2019. The stock options outstanding as of January 29, 2022 are all exercisable. They have a weighted average remaining contractual life of 0.3 years and an intrinsic value of less than $1 million. The intrinsic value of outstanding and exercisable stock options represents the excess of our closing stock price on January 29, 2022 ($60.16) over the exercise price multiplied by the applicable number of stock options.

Nonvested Stock Awards

We have also awarded shares of nonvested common stock to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Employee awards generally vest over five years. Director awards vest over the term to which the director was elected, generally one year. In lieu of cash dividends, holders of nonvested stock awards are granted restricted stock equivalents which vest consistently with the underlying nonvested stock awards. Holders of restricted stock units are granted shares upon vesting in lieu of cash dividends.

The fair value of nonvested stock awards is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

The following table summarizes nonvested stock activity, including restricted stock equivalents issued in lieu of cash dividends:

	2021		2020		2019
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	3,451	$32.09	2,312	$56.24	2,601	$51.90
Granted	696	55.31	2,640	20.46	917	63.57
Vested	(1,165)	35.80	(1,053)	52.83	(1,004)	50.06
Forfeited	(213)	34.68	(448)	39.21	(202)	57.71
Balance at end of year	2,769	$36.17	3,451	$32.09	2,312	$56.24

The aggregate fair value of awards at the time of vesting was $42 million in 2021, $56 million in 2020, and $50 million in 2019.

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

The following table summarizes performance share unit activity by year:

	2021		2020		2019
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,037	$49.95	1,274	$61.55	1,046	$52.08
Granted	225	58.07	699	19.76	665	69.30
Vested	(211)	72.21	(826)	42.72	(336)	46.87
Forfeited	(195)	66.88	(110)	46.79	(101)	63.41
Balance at end of year	856	$42.74	1,037	$49.95	1,274	$61.55

Stock Warrants

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The fair value was estimated to be $17.52 per warrant using a binomial lattice method. The warrants vest in five equal annual installments. The first installment vested on January 15, 2020, the second installment on January 15, 2021, and the third installment on January 15, 2022. Total vested and unvested shares as of January 29, 2022 were 1,048,465 and 698,976, respectively. The warrants will expire on April 18, 2026. Unvested warrants will not vest if the commercial agreement is terminated, not renewed, or if no substitute written returns arrangement is entered into between the parties.

Other Required Disclosures

Stock-based compensation expense, other than that included in Impairments, store closing, and other costs, is included in Selling, general, and administrative expenses in our Consolidated Statements of Income. Stock-based compensation expense totaled $48 million for 2021, $40 million for 2020, and $56 million for 2019. At January 29, 2022, we had approximately $85 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 29, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of January 29, 2022, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and our report dated March 17, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 17, 2022

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our Directors, the Board of Directors’ committees and our written Code of Ethics, see the applicable portions of the “Corporate Governance Matters” and “Proposal One: Election of Directors” sections of the Definitive Proxy Statement for our 2022 Annual Meeting of Shareholders (“our 2022 Proxy”), which information is incorporated herein by reference.

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

See also Item 4A, Information about our Executive Officers of Part 1.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Corporate Governance Matters”, “Proposal One: Election of Directors”, "Compensation Committee Report", and "Compensation Discussion & Analysis" sections of our 2022 Proxy, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors, and Management” section of our 2022 Proxy, which information is incorporated herein by reference.

The following table provides information with respect to shares of common stock that may be issued under our existing equity compensation plans as of January 29, 2022:

Plan Category (Shares in Thousands)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,449	$48.66	6,115
Equity compensation plans not approved by security holders (2)	1,747	$69.68	—
Total	3,196	$69.54	6,115
(1)
In addition to options, this amount includes 856,286 shares that may be issued upon the vesting of Performance Share Units ("PSUs") and 580,468 shares that may be issued upon the vesting of Restricted Stock Units ("RSUs") granted under the 2017 Long-Term Compensation Plan. PSUs and RSUs do not have an exercise price and therefore have been excluded from the weighted average exercise price calculation in column (b).
(2)
Consists of warrants issued in April 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Director Independence” and “Related Person Transactions” sections of our 2022 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2022 Proxy, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report

1.
Consolidated Financial Statements:

See Index to Consolidated Financial Statements, the Report of Independent Registered Public Accounting Firm, and the Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K.

2.
Financial Statement Schedule:

All schedules have been omitted as they are not applicable.

3.
Exhibits:

Exhibit	Description	Document if Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011
3.2	Articles of Amendment Relating to Series A Junior Participating Preferred Stock of Kohl’s Corporation, filed with the Wisconsin Department of Financial Institutions on February 3, 2022	Exhibit 3.1 of the Company’s Current Report on Form 8-K dated February 4, 2022
3.3	Amended and Restated Bylaws	Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 10, 2021
4.1

Certain other long-term debt is described in Note 2 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 2 and not filed herewith.

4.2	Warrant to Purchase Common Stock	Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 23, 2019
4.3	Description of registrant's securities	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2020
4.4

Rights Agreement, dated as of February 3, 2022, between Kohl’s Corporation and Equiniti Trust Company, which includes the Form of Articles of Amendment Relating to Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C

Exhibit 4.1 to Company’s Current Report on Form 8-K filed on February 4, 2022
10.1	Private Label Credit Card Program Agreement dated as of August 11, 2010 by and between Kohl’s Department Stores, Inc. and Capital One, National Association	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010
10.2	Amendment to Private Label Credit Card Program Agreement dated as of May 13, 2014 by and between Kohl's Department Stores, Inc. and Capital One, National Association	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014
10.3	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.4	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006

Exhibit	Description	Document if Incorporated by Reference
10.5	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.6	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.7	Kohl’s Corporation Annual Incentive Plan*	Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders
10.8	1997 Stock Option Plan for Outside Directors*	Exhibit 4.4 of the Company's registration statements on Form S-8 (File No. 333-26409), filed on May 2, 1997
10.9	Amended and Restated 2003 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008
10.10	Kohl’s Corporation 2010 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting
10.11	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (4-year vesting)*	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014
10.12	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long Term Compensation Plan*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021
10.13	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.14	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.15	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.16	Non-Employee Director Compensation Program*
10.17	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of September 25, 2017*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.18	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Doug Howe effective as of May 14, 2018*	Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.19	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Greg Revelle effective as of April 9, 2018*	Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.20	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Marc Chini dated as of August 30, 2019*	Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.21	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Paul Gaffney dated as of September 16 , 2019*	Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.22	Amended and Restated Executive Compensation Agreement between Kohl's Department Stores, Inc. and Jill Timm dated November 1, 2019*	Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020

Exhibit	Description	Document if Incorporated by Reference
10.23	Amended and Restated Executive Compensation Agreement between Kohl's, Inc. and Jason Kelroy dated August 16, 2020*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021
10.24

Settlement Agreement, dated as of April 13, 2021, by and among Kohl’s Corporation, Macellum Badger Fund, LP and the other persons and entities listed on Schedule A thereto Legion Partners Holdings, LLC and the other persons and entities listed on Schedule B thereto, 4010 Partners, LP and the other persons and entities listed on Schedule C thereto, and Ancora Advisors, LLC and the other persons and entities listed on Schedule D thereto

Exhibit 10.1 on the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 2021
10.25

Credit Agreement dated as of October 22, 2021 by and among the Company, the various lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, a Swing Line Lender and an Issuing Bank, Bank of America, N.A., JPMorgan Chase Bank

Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 2021
10.26	Form of Restricted Stock Unit Agreement for persons party to an Employment Agreement	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.27	Form of Restricted Stock Unit Agreement for persons party to an Executive Compensation Agreement	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.28	Form of Performance Stock Unit Agreement	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

Dated: March 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ Frank V. Sica	/s/ Margaret Jenkins
Frank V. Sica	Margaret Jenkins
Chairman	Director

/s/ Michael Bender	/s/ Thomas Kingsbury
Michael Bender	Thomas Kingsbury
Director	Director

/s/ Peter Boneparth	/s/ Robbin Mitchell
Peter Boneparth	Robbin Mitchell
Director	Director

/s/ Yael Cosset	/s/ Jonas Prising
Yael Cosset	Jonas Prising
Director	Director

/s/ Christine Day	/s/ John E. Schlifske
Christine Day	John E. Schlifske
Director	Director

/s/ H. Charles Floyd	/s/ Adrianne Shapira
H. Charles Floyd	Adrianne Shapira
Director	Director

/s/ Michelle Gass	/s/ Stephanie A. Streeter
Michelle Gass	Stephanie A. Streeter
Chief Executive Officer	Director
Director (Principal Executive Officer)