Form 10-Q
period 2022-04-30
KOHLS Corp
filed 2022-06-02
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 27, 2022 Common Stock, Par Value $0.01 per Share, 128,461,480 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Current assets:
Cash and cash equivalents	$646	$1,587	$1,609
Merchandise inventories	3,736	3,067	2,667
Other	381	369	919
Total current assets	4,763	5,023	5,195
Property and equipment, net	7,790	7,304	6,653
Operating leases	2,224	2,248	2,392
Other assets	476	479	449
Total assets	$15,253	$15,054	$14,689

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,679	$1,683	$1,378
Accrued liabilities	1,316	1,340	1,289
Current portion of:
Long-term debt	164	—	—
Finance lease and financing obligations	108	118	112
Operating leases	127	145	159
Total current liabilities	3,394	3,286	2,938
Long-term debt	1,746	1,910	1,909
Finance lease and financing obligations	2,584	2,133	1,473
Operating leases	2,474	2,479	2,620
Deferred income taxes	209	206	242
Other long-term liabilities	390	379	390
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,395	3,375	3,333
Treasury stock, at cost	(13,150)	(12,975)	(11,663)
Retained earnings	14,207	14,257	13,443
Total shareholders’ equity	$4,456	$4,661	$5,117
Total liabilities and shareholders’ equity	$15,253	$15,054	$14,689

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	April 30, 2022	May 1, 2021
Net sales	$3,471	$3,662
Other revenue	244	225
Total revenue	3,715	3,887
Cost of merchandise sold	2,140	2,233
Operating expenses:
Selling, general, and administrative	1,293	1,170
Depreciation and amortization	200	211
Operating income	82	273
Interest expense, net	68	67
Loss on extinguishment of debt	—	201
Income before income taxes	14	5
(Benefit) for income taxes	—	(9)
Net income	$14	$14
Net income per share:
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	April 30, 2022	May 1, 2021
Common stock
Balance, beginning of period	$4	$4
Stock-based awards	—	—
Balance, end of period	$4	$4

Paid-in capital
Balance, beginning of period	$3,375	$3,319
Stock-based awards	20	14
Balance, end of period	$3,395	$3,333

Treasury stock
Balance, beginning of period	$(12,975)	$(11,595)
Treasury stock purchases	(158)	(46)
Stock-based awards	(18)	(22)
Dividends paid	1	—
Balance, end of period	$(13,150)	$(11,663)

Retained earnings
Balance, beginning of period	$14,257	$13,468
Net income	14	14
Dividends paid	(64)	(39)
Balance, end of period	$14,207	$13,443

Total shareholders' equity, end of period	$4,456	$5,117

Common stock
Shares, beginning of period	377	377
Stock-based awards	—	—
Shares, end of period	377	377
Treasury stock
Shares, beginning of period	(246)	(219)
Treasury stock purchases	(3)	(1)
Shares, end of period	(249)	(220)
Total shares outstanding, end of period	128	157

Dividends paid per common share	$0.50	$0.25

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021
Operating activities
Net income	$14	$14
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	200	211
Share-based compensation	18	12
Deferred income taxes	2	(65)
Loss on extinguishment of debt	—	201
Non-cash lease expense	31	38
Other non-cash expense	3	7
Changes in operating assets and liabilities:
Merchandise inventories	(668)	(75)
Other current and long-term assets	(42)	31
Accounts payable	(4)	(99)
Accrued and other long-term liabilities	17	42
Operating lease liabilities	(31)	(39)
Net cash (used in) provided by operating activities	(460)	278
Investing activities
Acquisition of property and equipment	(221)	(59)
Proceeds from sale of real estate	4	2
Net cash used in investing activities	(217)	(57)
Financing activities
Proceeds from issuance of debt	—	500
Deferred financing costs	—	(5)
Treasury stock purchases	(158)	(46)
Shares withheld for taxes on vested restricted shares	(18)	(22)
Dividends paid	(63)	(39)
Reduction of long-term borrowings	—	(1,044)
Premium paid on redemption of debt	—	(192)
Finance lease and financing obligation payments	(29)	(33)
Proceeds from financing obligations	4	—
Proceeds from stock option exercises	—	1
Other	—	(3)
Net cash used in financing activities	(264)	(883)
Net decrease in cash and cash equivalents	(941)	(662)
Cash and cash equivalents at beginning of period	1,587	2,271
Cash and cash equivalents at end of period	$646	$1,609
Supplemental information
Interest paid, net of capitalized interest	$45	$59
Income taxes paid	5	5

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.

Due to the seasonality of the business of Kohl’s Corporation (the “Company,” “Kohl’s,” “we,” “our,” or “us”), results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We operate as a single business unit.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021
Women's	$1,077	$1,117
Men's	710	687
Home	525	634
Children's	411	468
Accessories	390	368
Footwear	358	388
Net Sales	$3,471	$3,662

Unredeemed gift cards and merchandise return card liabilities totaled $312 million as of April 30, 2022, $353 million as of January 29, 2022, and $298 million as of May 1, 2021. Net sales of $74 million were recognized during the current year from gift cards redeemed in 2022 and issued in prior years.

3. Debt

Long-term debt, which includes draws on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	April 30, 2022	January 29, 2022	May 1, 2021
2023	3.25%	3.25%	$164	$164	$164
2023	4.78%	4.75%	111	111	111
2025	9.50%	9.50%	113	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	3.38%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,923	1,923	1,923
Unamortized debt discounts and deferred financing costs			(13)	(13)	(14)
Current portion of unsecured senior debt			(164)	—	—
Long-term unsecured senior debt			$1,746	$1,910	$1,909
Effective interest rate			4.89%	4.89%	4.89%

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.9 billion at April 30, 2022, $2.0 billion at January 29, 2022, and $2.1 billion at May 1, 2021.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of April 30, 2022, we were in compliance with all covenants of the various debt agreements.

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

We opened an additional 48 Sephora shop-in-shops within our Kohl's stores during the first quarter of 2022, bringing the total number of Sephora shop-in-shops to 248. We plan to open an additional 352 shop-in-shops during the remainder of 2022, as well as 250 more in 2023. Due to the investments we are making in the shop-in-shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Operating leases	Operating leases	$2,224	$2,248	$2,392
Finance leases	Property and equipment, net	1,883	1,442	792
Total operating and finance leases		4,107	3,690	3,184
Liabilities
Current
Operating leases	Current portion of operating leases	127	145	159
Finance leases	Current portion of finance leases and financing obligations	82	87	74
Noncurrent
Operating leases	Operating leases	2,474	2,479	2,620
Finance leases	Finance leases and financing obligations	2,140	1,688	1,019
Total operating and finance leases		$4,823	$4,399	$3,872

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	April 30, 2022	May 1, 2021
Operating leases	Selling, general, and administrative	$69	$77
Finance leases
Amortization of leased assets	Depreciation and amortization	29	20
Interest on leased assets	Interest expense, net	32	25
Total operating and finance leases		$130	$122

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$70	$84
Operating cash flows from finance leases	30	25
Financing cash flows from finance leases	22	24

The following table summarizes future lease payments by fiscal year:

	April 30, 2022
(Dollars in millions)	Operating Leases	Finance Leases	Total
2022	$195	$146	$341
2023	260	204	464
2024	235	195	430
2025	226	189	415
2026	219	188	407
After 2026	3,384	3,309	6,693
Total lease payments	$4,519	$4,231	$8,750
Amount representing interest	(1,918)	(2,009)	(3,927)
Lease liabilities	$2,601	$2,222	$4,823

The following table summarizes weighted-average remaining lease term and discount rate:

	April 30, 2022	January 29, 2022
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	20	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	7%

Other lease information is as follows:

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021
Property and equipment acquired through exchange of:
Finance lease liabilities	$472	$106
Operating lease liabilities	11	30

Financing Obligations

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Financing obligations	Property and equipment, net	$53	$55	$62
Liabilities
Current	Current portion of finance leases and financing obligations	26	31	38
Noncurrent	Finance leases and financing obligations	444	445	454
Total financing obligations		$470	$476	$492

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	April 30, 2022	May 1, 2021
Amortization of financing obligation assets	Depreciation and amortization	2	2
Interest on financing obligations	Interest expense, net	12	9
Total financing obligations		$14	$11

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$12	$9
Financing cash flows from financing obligations	7	9
Proceeds from financing obligations	4	—

The following table summarizes future financing obligation payments by fiscal year:

April 30, 2022
(Dollars in millions)	Financing Obligations
2022	$55
2023	73
2024	69
2025	64
2026	60
After 2026	648
Total lease payments	$969
Non-cash gain on future sale of property	185
Amount representing interest	(684)
Financing obligation liability	$470

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	April 30, 2022	January 29, 2022
Weighted-average remaining term (years)	12	10
Weighted-average discount rate	11%	9%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the quarter ended April 30, 2022:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 29, 2022	12	$48.66	2,769	$36.17	856	$42.74
Granted	—	—	573	60.00	215	69.58
Exercised/vested	—	—	(790)	37.50	—	—
Forfeited/expired	—	—	(32)	41.20	—	—
Balance - April 30, 2022	12	$48.66	2,520	$41.11	1,071	$48.12

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of April 30, 2022 were 1,048,465 and 698,976, respectively.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

7. Income Taxes

The first quarter of both 2022 and 2021 resulted in a net benefit for income taxes driven by the recognition of favorable tax items. The net benefit, when compared to a low pre-tax income, results in a negative tax rate.

8. Net Income Per Share

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

The information required to compute basic and diluted Net income per share is as follows:

	Quarter Ended
(Dollar and Shares in Millions, Except per Share Data)	April 30, 2022	May 1, 2021
Numerator—Net income	$14	$14
Denominator—Weighted-average shares:
Basic	127	154
Dilutive impact	2	2
Diluted	129	156
Net income per share:
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

The following potential shares of common stock were excluded from the diluted Net income per share calculation because their effect would have been anti-dilutive:

	Quarter Ended
(Shares in Millions)	April 30, 2022	May 1, 2021
Anti-dilutive shares	3	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the first quarter” are for the three fiscal months (13 weeks) ended April 30, 2022 or May 1, 2021.

This Form 10-Q contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the information under “2022 Outlook,” as well as statements about our future sales or financial performance and our plans, performance, and other objectives, expectations, or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves, and the outcome and timing of our strategic review process. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2021 Form 10-K and in Part II Item 1A of this Form 10-Q, or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made and we undertake no obligation to update them.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,165 stores and a website (www.Kohls.com) as of April 30, 2022. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and presence of Sephora shop-in-shops. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•
5.2% decrease in net sales and comparable sales
•
Earnings of $0.11 per diluted share
•
Gross margin was 38.3% of net sales, a 69 basis point decrease from last year
•
SG&A increased 10.5% and deleveraged as a percent of total revenue by 468 basis points to last year
•
2.2% operating margin

COVID-19

As discussed in our 2021 Form 10-K, the COVID-19 pandemic has had significant adverse effects on our business. We are closely monitoring the effects of the ongoing COVID-19 pandemic and its continued impact on our business. We cannot estimate with certainty the length or severity of this pandemic, or the extent to which the disruption may materially impact our Consolidated Financial Statements.

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

2022 Outlook

Our updated outlook for fiscal 2022 is as follows:

Net sales	0% to 1% vs 2021
Operating margin	7.0% - 7.2%
Diluted earnings per share	$6.45 - $6.85
Capital expenditures	$850 million
Share repurchases	At least $1 billion

Results of Operations

Total Revenue

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021	Change
Net sales	$3,471	$3,662	$(191)
Other revenue	244	225	19
Total revenue	$3,715	$3,887	$(172)

Net sales decreased 5.2% for the first quarter of 2022 compared to the first quarter of 2021.

•
Comparable sales decreased 5.2% driven by declines in Home and Children's.
•
Digital sales decreased 4% and digital penetration was 30% of net sales for the first quarters of both 2022 and 2021.
•
From a line of business perspective, Accessories, Men's, and Women's outperformed the Company average.
•
Active performed in line with the Company average and represented 23% of sales.

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

Comparable sales and digital penetration measures vary across the retail industry. As a result, our comparable sales calculation and digital penetration are non-GAAP measures that may not be consistent with the similarly-titled measures reported by other companies.

Other revenue increased $19 million. The increase was driven by higher credit revenue due to higher late fees.

On March 14, 2022, we amended and restated our private label credit card program agreement with Capital One through March 31, 2030. The agreement will operate in substantially the same manner as it currently operates.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021	Change
Net sales	$3,471	$3,662	$(191)
Cost of merchandise sold	2,140	2,233	(93)
Gross margin	$1,331	$1,429	$(98)
Gross margin as a percent of net sales	38.3%	39.0%	(69)	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the first quarter of 2022, gross margin was 38.3%, a decrease of 69 basis points compared to the first quarter of 2021.

The decrease in gross margin was primarily driven by increased freight costs related to the constrained global supply chain, partially offset by continued benefit from our pricing and promotion optimization strategies.

Selling, General, and Administrative Expense (“SG&A”)

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021	Change
SG&A	$1,293	$1,170	$123
As a percent of total revenue	34.8%	30.1%	468	bps

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

The following table summarizes the changes in SG&A by expense type:

Quarter Ended
(Dollars in Millions)	April 30, 2022
Store expenses	$82
Corporate and other	25
Distribution	16
Total increase	$123

SG&A expenses increased $123 million, or 10.5%, to $1.3 billion. As a percentage of revenue, SG&A deleveraged by 468 basis points. The increase in SG&A during the quarter was primarily driven by strategic investments made in our stores, including nearly $50 million in costs to support the Sephora openings, store refreshes, and reflows. In addition, Corporate and other costs increased primarily driven by $17 million of expenses related to the proxy contest and ongoing sale process. Last, distribution costs increased driven by additional units and transportation costs.

Other Expenses

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021	Change
Depreciation and amortization	$200	$211	$(11)
Interest expense, net	68	67	1
Loss on extinguishment of debt	—	201	(201)

The decrease in depreciation and amortization was primarily driven by reduced capital spending in technology.

Net interest expense increased due to more financing leases. This was partially offset by a decrease in interest expense due to the continued benefit of debt reductions as a result of our liability management strategies employed during 2021.

In the first quarter of 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021	Change
(Benefit) for income taxes	$—	$(9)	$9
Effective tax rate	(2.8%)	(184.5%)

The first quarter of both 2022 and 2021 resulted in a net benefit for income taxes driven by the recognition of favorable tax items. The net benefit, when compared to a low pre-tax income, results in a negative tax rate.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Quarter Ended April 30, 2022
GAAP	$82	$14	$14	$0.11
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$82	$14	$14	$0.11
Quarter Ended May 1, 2021
GAAP	$273	$5	$14	$0.09
Loss on extinguishment of debt	—	201	201	1.29
Income tax impact of items noted above	—	—	(50)	(0.33)
Adjusted (non-GAAP)	$273	$206	$165	$1.05
(1)
Amounts shown for the three months ended April 30, 2022 are GAAP as there are no adjustments to Non-GAAP. These amounts are shown for comparability purposes.

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

In addition to COVID-19, we expect that our operations will continue to be influenced by general economic conditions, including food, fuel, and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not continue to impact our business in the future.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return, maintain a strong balance sheet, and maintain our investment grade rating. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in our business to drive long-term profitable growth; second we pay a quarterly dividend with a goal to increase it annually; and third we return excess cash to shareholders through our share repurchase program. In addition, when appropriate, we will complete liability management transactions.

Our period-end cash and cash equivalents balance decreased to $646 million from $1.6 billion in the first quarter of 2021. Our cash and cash equivalents balance includes short-term investments of $431 million and $1.4 billion as of April 30, 2022, and May 1, 2021, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Share repurchases • Debt reduction	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Quarter Ended
(Dollars in Millions)	April 30, 2022	May 1, 2021	Change
Net cash (used in) provided by:
Operating activities	$(460)	$278	$(738)
Investing activities	(217)	(57)	(160)
Financing activities	(264)	(883)	619

Operating Activities

Our operating cash outflows generally consist of payments to our employees for wages, salaries and employee benefits, payments to our merchandise vendors for inventory (net of vendor allowances), payments to our shipping carriers, and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our debt borrowings.

Operating activities used $460 million in the first quarter of 2022 compared to $278 million generated in the first quarter of 2021. The decrease in operating cash flow was primarily driven by an increase in inventory. The inventory increase was due to increased beauty inventory to support the Sephora shop-in-shop rollouts, elevated in-transit levels due to continued supply chain challenges, and a rebuild of inventory in key areas such as active and women's.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Investing activities used $217 million in the first quarter of 2022 and $57 million in the first quarter of 2021. The increase was driven by in-store investments related to Sephora shop-in-shop build-outs, store refreshes, and other customer experience and sales driving enhancements.

During the first quarter of 2022 we opened 48 Sephora-branded retail shop-in-shops and now have a total of 248 Sephora shop-in-shops open. We are planning on opening another 352 shop-in-shops in 2022 and 250 shop-in-shops in 2023.

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

Financing activities used $264 million in the first quarter of 2022 and $883 million in the first quarter of 2021.

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

We paid cash for treasury stock purchases of $158 million in the first quarter of 2022 and $46 million in the first quarter of 2021. The 2022 purchases were made pursuant to a Rule 10b5-1 plan adopted in November 2021. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $63 million ($0.50 per share) in the first quarter of 2022 and $39 million ($0.25 per share) in the first quarter of 2021. On May 10, 2022, our Board of Directors declared a quarterly cash dividend on our common stock of $0.50 per share. The dividend is payable June 22, 2022 to shareholders of record at the close of business on June 8, 2022.

As of April 30, 2022, our credit ratings and outlook were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-
Outlook	Stable	Stable	Stable

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	April 30, 2022	May 1, 2021
Working capital	$1,369	$2,257
Current ratio	1.40	1.77

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio is primarily due to lower cash balances as a result of higher share repurchases, higher capital expenditures, and an increase in inventory.

Debt Covenant Compliance

As of April 30, 2022, we were in compliance with all covenants in our debt instruments and expect to remain in compliance during the remainder of fiscal 2022.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2021 Form 10-K other than leases which have been disclosed in Note 4 of the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of April 30, 2022.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the market risks described in our 2021 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2021 Form 10-K, other than what is noted below.

We are engaged in a strategic review process, and there can be no assurance as to its outcome.

Our board of directors previously announced that it is engaged in a process to review strategic alternatives, including a potential sale of the company. While we have engaged with multiple parties, and have received preliminary, non-binding proposals to acquire our company, there can be no assurance that we will receive fully financed bids to acquire our company or when those bids may be received, that those proposals will result in an agreement to sell the company or that any such agreement will be consummated. If our board decides to proceed with a strategic transaction, it may not be at a price that our investors view as attractive relative to the value of our standalone strategic plan. Additionally, the closing of any such transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, regulatory factors, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. If our board decides not to proceed with a strategic transaction, this could have a negative effect on the market price and volatility of our common stock. In either case, we may incur substantial expenses associated with identifying and evaluating potential strategic transactions, the process may be time consuming and disruptive to our business, and we may be subject to costly and time-consuming litigation regarding our board of directors’ decision to proceed or not to proceed with a strategic transaction. Speculation and uncertainty regarding this process may also have a negative effect on the market price and volatility of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended April 30, 2022:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 30 - February 26, 2022	2,176,268	$58.60	2,172,300	$548
February 27 - April 2, 2022	817,871	58.79	541,090	2,976
April 3 - April 30, 2022	6,464	60.97	—	2,976
Total	3,000,603	$58.66	2,713,390

Item 6. Exhibits

Exhibit	Description
10.1	Amended and Restated Credit Card Program Agreement dated as of March 14, 2022, by and between Kohl’s, Inc. and Capital One, National Association.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 2, 2022	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)