Form 10-Q
period 2022-07-30
KOHLS Corp
filed 2022-09-01
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 26, 2022 Common Stock, Par Value $0.01 per Share, 116,638,020 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$222	$1,587	$2,569
Merchandise inventories	4,034	3,067	2,733
Other	374	369	356
Total current assets	4,630	5,023	5,658
Property and equipment, net	8,228	7,304	7,107
Operating leases	2,296	2,248	2,301
Other assets	469	479	440
Total assets	$15,623	$15,054	$15,506

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,497	$1,683	$1,495
Accrued liabilities	1,426	1,340	1,554
Borrowings under revolving credit facility	79	—	—
Current portion of:
Long-term debt	164	—	—
Finance leases and financing obligations	96	118	117
Operating leases	108	145	143
Total current liabilities	3,370	3,286	3,309
Long-term debt	1,747	1,910	1,909
Finance leases and financing obligations	2,830	2,133	1,906
Operating leases	2,568	2,479	2,532
Deferred income taxes	194	206	245
Other long-term liabilities	370	379	386
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,406	3,375	3,349
Treasury stock, at cost	(13,151)	(12,975)	(11,920)
Retained earnings	14,285	14,257	13,786
Total shareholders’ equity	$4,544	$4,661	$5,219
Total liabilities and shareholders’ equity	$15,623	$15,054	$15,506

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$3,863	$4,223	$7,334	$7,885
Other revenue	224	224	468	449
Total revenue	4,087	4,447	7,802	8,334
Cost of merchandise sold	2,332	2,426	4,472	4,659
Operating expenses:
Selling, general, and administrative	1,283	1,241	2,576	2,411
Depreciation and amortization	206	210	406	421
Operating income	266	570	348	843
Interest expense, net	77	62	145	129
Loss on extinguishment of debt	—	—	—	201
Income before income taxes	189	508	203	513
Provision for income taxes	46	126	46	117
Net income	$143	$382	$157	$396
Net income per share:
Basic	$1.13	$2.51	$1.24	$2.58
Diluted	$1.11	$2.48	$1.22	$2.55

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock-based awards	—	—	—	—
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,395	$3,333	$3,375	$3,319
Stock-based awards	11	16	31	30
Balance, end of period	$3,406	$3,349	$3,406	$3,349

Treasury stock
Balance, beginning of period	$(13,150)	$(11,663)	$(12,975)	$(11,595)
Treasury stock purchases	—	(255)	(158)	(301)
Stock-based awards	(2)	(3)	(20)	(25)
Dividends paid	1	1	2	1
Balance, end of period	$(13,151)	$(11,920)	$(13,151)	$(11,920)

Retained earnings
Balance, beginning of period	$14,207	$13,443	$14,257	$13,468
Net income	143	382	157	396
Dividends paid	(65)	(39)	(129)	(78)
Balance, end of period	$14,285	$13,786	$14,285	$13,786

Total shareholders' equity, end of period	$4,544	$5,219	$4,544	$5,219

Common stock
Shares, beginning of period	377	377	377	377
Stock-based awards	—	—	—	—
Shares, end of period	377	377	377	377
Treasury stock
Shares, beginning of period	(249)	(220)	(246)	(219)
Treasury stock purchases	—	(5)	(3)	(6)
Shares, end of period	(249)	(225)	(249)	(225)
Total shares outstanding, end of period	128	152	128	152

Dividends paid per common share	$0.50	$0.25	$1.00	$0.50

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021
Operating activities
Net income	$157	$396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	406	421
Share-based compensation	26	25
Deferred income taxes	(12)	(57)
Loss on extinguishment of debt	—	201
Non-cash lease expense	56	74
Other non-cash expense	5	9
Changes in operating assets and liabilities:
Merchandise inventories	(964)	(138)
Other current and long-term assets	(29)	590
Accounts payable	(185)	19
Accrued and other long-term liabilities	51	228
Operating lease liabilities	(57)	(76)
Net cash (used in) provided by operating activities	(546)	1,692
Investing activities
Acquisition of property and equipment	(548)	(191)
Proceeds from sale of real estate	4	4
Net cash used in investing activities	(544)	(187)
Financing activities
Proceeds from issuance of debt	—	500
Net borrowings under revolving credit facility	79	—
Deferred financing costs	—	(5)
Treasury stock purchases	(158)	(301)
Shares withheld for taxes on vested restricted shares	(20)	(25)
Dividends paid	(127)	(77)
Reduction of long-term borrowings	—	(1,044)
Premium paid on redemption of debt	—	(192)
Finance lease and financing obligation payments	(55)	(65)
Proceeds from financing obligations	5	4
Proceeds from stock option exercises	1	1
Other	—	(3)
Net cash used in financing activities	(275)	(1,207)
Net (decrease) increase in cash and cash equivalents	(1,365)	298
Cash and cash equivalents at beginning of period	1,587	2,271
Cash and cash equivalents at end of period	$222	$2,569
Supplemental information
Interest paid, net of capitalized interest	$137	$128
Income taxes paid	49	43

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

We operate as a single business unit.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Women's	$1,239	$1,344	$2,316	$2,461
Men's	865	942	1,575	1,629
Home	502	609	1,027	1,243
Accessories	458	403	848	771
Children's	414	463	825	931
Footwear	385	462	743	850
Net Sales	$3,863	$4,223	$7,334	$7,885

Unredeemed gift cards and merchandise return card liabilities totaled $294 million as of July 30, 2022, $353 million as of January 29, 2022, and $281 million as of July 31, 2021. In the second quarter of 2022 and 2021, net sales recognized from gift cards redeemed in the current period and issued in prior years totaled $39 million and $38 million, respectively. Year to date 2022 and 2021, net sales of $113 million and $110 million, respectively, were recognized during the current period from gift cards redeemed during the current year and issued in prior years.

3. Debt

Borrowings under the revolving credit facility, recorded as short-term debt, has $79 million outstanding as of July 30, 2022. No amounts were outstanding at January 29, 2022 or July 31, 2021.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate	Coupon Rate	July 30, 2022	January 29, 2022	July 31, 2021
2023	3.25%	3.25%	$164	$164	$164
2023	4.78%	4.75%	111	111	111
2025	9.50%	9.50%	113	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	3.38%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,923	1,923	1,923
Unamortized debt discounts and deferred financing costs			(12)	(13)	(14)
Current portion of unsecured senior debt			(164)	—	—
Long-term unsecured senior debt			$1,747	$1,910	$1,909
Effective interest rate			4.89%	4.89%	4.89%

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.7 billion at July 30, 2022, $2.0 billion at January 29, 2022, and $2.2 billion at July 31, 2021.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of July 30, 2022, we were in compliance with all covenants of the various debt agreements.

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

During the first half of 2022, we opened 340 Sephora shop-in-shops within our Kohl's stores and now have a total of 540 open as of the end of the second quarter. We plan to open an additional 60 shop-in-shops during the remainder of 2022, as well as at least 250 more shops in 2023. We are also working with Sephora to have a Sephora presence in the remaining approximately 300 stores. Due to the investments we are making in the shop-in-shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Operating leases	Operating leases	$2,296	$2,248	$2,301
Finance leases	Property and equipment, net	2,114	1,442	1,226
Total operating and finance leases		4,410	3,690	3,527
Liabilities
Current
Operating leases	Current portion of operating leases	108	145	143
Finance leases	Current portion of finance leases and financing obligations	78	87	83
Noncurrent
Operating leases	Operating leases	2,568	2,479	2,532
Finance leases	Finance leases and financing obligations	2,381	1,688	1,457
Total operating and finance leases		$5,135	$4,399	$4,215

Consolidated Statement of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating leases	Selling, general, and administrative	$64	$79	$133	$156
Finance leases
Amortization of leased assets	Depreciation and amortization	32	23	61	43
Interest on leased assets	Interest expense, net	36	27	68	52
Total operating and finance leases		$132	$129	$262	$251

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$135	$165
Operating cash flows from finance leases	65	52
Financing cash flows from finance leases	44	47

The following table summarizes future lease payments by fiscal year:

	July 30, 2022
(Dollars in millions)	Operating Leases	Finance Leases	Total
2022	$124	$94	$218
2023	251	218	469
2024	233	210	443
2025	227	205	432
2026	223	205	428
After 2026	3,617	3,722	7,339
Total lease payments	$4,675	$4,654	$9,329
Amount representing interest	(1,999)	(2,195)	(4,194)
Lease liabilities	$2,676	$2,459	$5,135

The following table summarizes weighted-average remaining lease term and discount rate:

	July 30, 2022	January 29, 2022
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	21	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	7%

Other lease information is as follows:

	Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	$730	$569
Operating lease liabilities	114	(29)

Financing Obligations

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Financing obligations	Property and equipment, net	$52	$55	$60
Liabilities
Current	Current portion of finance leases and financing obligations	18	31	34
Noncurrent	Finance leases and financing obligations	449	445	449
Total financing obligations		$467	$476	$483

Consolidated Statement of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Amortization of financing obligation assets	Depreciation and amortization	2	3	4	5
Interest on financing obligations	Interest expense, net	15	10	27	19
Total financing obligations		$17	$13	$31	$24

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$26	$19
Financing cash flows from financing obligations	11	18
Proceeds from financing obligations	5	4

The following table summarizes future financing obligation payments by fiscal year:

July 30, 2022
(Dollars in millions)	Financing Obligations
2022	$37
2023	78
2024	77
2025	75
2026	74
After 2026	957
Total lease payments	$1,298
Non-cash gain on future sale of property	167
Amount representing interest	(998)
Financing obligation liability	$467

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	July 30, 2022	January 29, 2022
Weighted-average remaining term (years)	14	10
Weighted-average discount rate	13%	9%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the six months ended July 30, 2022:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 29, 2022	12	$48.66	2,769	$36.17	856	$42.74
Granted	—	—	678	57.47	236	67.18
Exercised/vested	(12)	48.66	(987)	38.89	—	—
Forfeited/expired	—	—	(105)	43.99	(218)	36.89
Balance - July 30, 2022	—	$—	2,355	$40.81	874	$50.79

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of July 30, 2022 were 1,048,465 and 698,976, respectively.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the conduct of our business. In the opinion of management, the outcome of these proceedings and litigation will not have a material adverse impact on our Consolidated Financial Statements.

7. Income Taxes

The effective income tax rate for the second quarter of 2022 was 24.6% compared to 24.8% for the second quarter of 2021. Year to date, the rate is 22.8% for both the current and prior year periods. The year to date rates reflect the recognition of favorable tax items in the first quarter of both 2022 and 2021.

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(Dollar and Shares in Millions, Except per Share Data)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator—Net income	$143	$382	$157	$396
Denominator—Weighted-average shares:
Basic	127	152	127	153
Dilutive impact	1	2	2	2
Diluted	128	154	129	155
Net income per share:
Basic	$1.13	$2.51	$1.24	$2.58
Diluted	$1.11	$2.48	$1.22	$2.55

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in Millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Anti-dilutive shares	3	3	3	3

9. Subsequent Events

On August 9, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on September 21, 2022 to all shareholders of record at the close of business on September 7, 2022.

On August 18, 2022, the Company entered into an accelerated share repurchase agreement ("ASR"), pursuant to its previously announced share repurchase program, with Goldman Sachs & Co. LLC to repurchase approximately $500 million of the Company’s common stock. On August 22, 2022, the Company received an initial delivery of approximately 11.8 million shares of common stock, representing approximately 80% of the total shares that are expected to be repurchased under the ASR. Final settlement of the transactions under the ASR is expected to occur in November 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the second quarter” are for the three fiscal months (13 weeks) ended July 30, 2022 or July 31, 2021. References to "year to date" and "first half" are for the six fiscal months (26 weeks) ended July 30, 2022 or July 31, 2021. References to "the first quarter" are for the three fiscal months (13 weeks) ended April 30, 2022 or May 1, 2021.

This Form 10-Q contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the information under “2022 Outlook,” as well as statements about our future sales or financial performance and our plans, performance, and other objectives, expectations, or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2021 Form 10-K and in Part II Item 1A of our Form 10-Q for the quarter ended April 30, 2022, or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made and we undertake no obligation to update them.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,166 stores and a website (www.Kohls.com) as of July 30, 2022. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and presence of Sephora shop-in-shops. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•
Net sales decreased 8.5% and comparable sales decreased 7.7%
•
Earnings of $1.11 per diluted share
•
Gross margin was 39.6% of net sales, a 290 basis point decrease from last year
•
SG&A increased 3.4% and deleveraged as a percent of total revenue by 351 basis points to last year
•
Operating margin of 6.5%

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

2022 Outlook

Our updated outlook for fiscal 2022 is as follows:

Net sales	(5%) to (6%) vs 2021
Operating margin	4.2% - 4.5%
Diluted earnings per share	$2.80 - $3.20
Capital expenditures	$825 million

We repurchased $158 million in shares in the first quarter of 2022 and entered into a $500 million ASR on August 18, 2022.

A weakening macro environment, high inflation, and dampened consumer spending are having broad implications across much of retail, especially in discretionary categories like apparel. Our updated full year guidance contemplates lower sales and margin pressure from a more difficult economic backdrop and a more competitive landscape.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021	Change	July 30, 2022	July 31, 2021	Change
Net sales	$3,863	$4,223	$(360)	$7,334	$7,885	$(551)
Other revenue	224	224	—	468	449	19
Total revenue	$4,087	$4,447	$(360)	$7,802	$8,334	$(532)

Net sales decreased 8.5% in the second quarter of 2022 and 7.0% year to date 2022.

•
Comparable sales decreased 7.7% in the second quarter of 2022 and 6.5% year to date 2022 driven by lower store traffic and smaller basket sizes.
•
Digital sales were flat for the second quarter of 2022 and decreased 2% year to date 2022. Digital penetration was 28% of net sales in the second quarter of 2022 and 29% of net sales year to date 2022.
•
From a line of business perspective, Accessories, Women's, and Men's outperformed the Company average for the second quarter and year to date 2022, while Home, Footwear, and Children's underperformed the Company.
•
Active apparel outperformed the Company in the second quarter of 2022 with strong growth in our athleisure and outdoor offerings. Total active underperformed the overall business in the second quarter of 2022 and year to date 2022 due in part to the strong growth achieved last year as well as supply chain-related challenges in athletic footwear. Total active represented 23% of sales for the second quarter and year to date 2022.

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

Other revenue was flat for the second quarter of 2022 and increased $19 million year to date 2022. The increase year to date was driven by higher credit revenue due to higher late fees.

On March 14, 2022, we amended and restated our private label credit card program agreement with Capital One through March 31, 2030. The agreement will operate in substantially the same manner as it currently operates.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021	Change		July 30, 2022	July 31, 2021	Change
Net sales	$3,863	$4,223	$(360)		$7,334	$7,885	$(551)
Cost of merchandise sold	2,332	2,426	(94)		4,472	4,659	(187)
Gross margin	$1,531	$1,797	$(266)		$2,862	$3,226	$(364)
Gross margin as a percent of net sales	39.6%	42.5%	(290)	bps	39.0%	40.9%	(189)	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. In the second quarter of 2022, gross margin was 39.6% of net sales, decreasing 290 basis points. Year to date 2022 gross margin was 39.0% of net sales, decreasing 189 basis points. The decrease in gross margin for the second quarter was primarily driven by elevated freight costs, product cost inflation, and increased promotional activity. Year to date, the decrease was driven by increased freight costs.

Selling, General, and Administrative Expense (“SG&A”)

	Three Months Ended				Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021	Change		July 30, 2022	July 31, 2021	Change
SG&A	$1,283	$1,241	$42		$2,576	$2,411	$165
As a percent of total revenue	31.4%	27.9%	351	bps	33.0%	28.9%	409	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	July 30, 2022	July 30, 2022
Store expenses	$44	$126
Distribution	6	22
Corporate and other	(8)	17
Total increase	$42	$165

SG&A expenses increased $42 million, or 3.4%, to $1.3 billion in the second quarter of 2022. As a percentage of revenue, SG&A deleveraged by 351 basis points. Year to date 2022, SG&A expenses increased $165 million, or 6.8%, to $2.6 billion. As a percentage of revenue, SG&A deleveraged by 409 basis points. The increase in SG&A during the second quarter and year to date 2022 was primarily driven by strategic investments made in our stores to support the Sephora shop-in-shops openings, store refreshes, and reflows. Additionally, we experienced increases in wages and heightened transportation costs both in the second quarter and year to date 2022. Last, Corporate and other costs decreased in the second quarter of 2022 and increased year to date 2022. The decrease in the second quarter of 2022 was due to lower general corporate costs partially offset by $9 million of expense related to the strategic review process. The year to date 2022 increase was primarily driven by nearly $26 million of expenses related to the proxy contest and the strategic review process.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021	Change	July 30, 2022	July 31, 2021	Change
Depreciation and amortization	$206	$210	$(4)	$406	$421	$(15)
Interest expense, net	77	62	15	145	129	16
Loss on extinguishment of debt	—	—	—	—	201	(201)

The decrease in depreciation and amortization in the first half of 2022 was primarily driven by reduced capital spending in technology.

Net interest expense increased in the first half of 2022 due to more financing leases, partially offset by a decrease in interest expense in the first quarter of 2022 due to the benefit of debt reductions as a result of our liability management strategies employed during 2021.

In the first quarter of 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021	Change	July 30, 2022	July 31, 2021	Change
Provision for income taxes	$46	$126	$(80)	$46	$117	$(71)
Effective tax rate	24.6%	24.8%		22.8%	22.8%

The decrease in provision for income taxes was driven by lower taxable income in the second quarter and year to date 2022. The year to date rates reflect the recognition of favorable tax items in the first quarter of both 2022 and 2021.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Three Months Ended July 30, 2022
GAAP	$266	$189	$143	$1.11
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$266	$189	$143	$1.11
Three Months Ended July 31, 2021
GAAP	$570	$508	$382	$2.48
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$570	$508	$382	$2.48
Six Months Ended July 30, 2022
GAAP	$348	$203	$157	$1.22
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$348	$203	$157	$1.22
Six Months Ended July 31, 2021
GAAP	$843	$513	$396	$2.55
Loss on extinguishment of debt	—	201	201	1.29
Income tax impact of items noted above	—	—	(50)	(0.32)
Adjusted (non-GAAP)	$843	$714	$547	$3.52
(1)
Amounts shown for the three months ended July 30, 2022 and July 31, 2021 and for the six months ended July 30, 2022 are GAAP as there are no adjustments to Non-GAAP. These amounts are shown for comparability purposes.

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

In addition to COVID-19, we expect that our operations will continue to be influenced by general economic conditions, including food, fuel, and energy prices, higher unemployment, wage and transportation inflation, product cost inflation, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not continue to impact our business in the future.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return, maintain a strong balance sheet, and maintain our investment grade rating. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in our business to drive long-term profitable growth; second we pay a quarterly dividend; and

third we return excess cash to shareholders through our share repurchase program. In addition, when appropriate, we will complete liability management transactions.

Our period-end cash and cash equivalents balance decreased to $222 million from $2.6 billion in the second quarter of 2021. Our cash and cash equivalents balance includes short-term investments of $11 million and $2.3 billion as of July 30, 2022, and July 31, 2021, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

We expect our balance sheet and cash flow metrics to be more challenging in 2022 and most notably at the end of the third quarter of fiscal 2022 as we build inventory in advance of the holiday season.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Share repurchases • Debt reduction	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Six Months Ended
(Dollars in Millions)	July 30, 2022	July 31, 2021	Change
Net cash (used in) provided by:
Operating activities	$(546)	$1,692	$(2,238)
Investing activities	(544)	(187)	(357)
Financing activities	(275)	(1,207)	932

Operating Activities

Our operating cash outflows generally consist of payments to our employees for wages, salaries and employee benefits, payments to our merchandise vendors for inventory (net of vendor allowances), payments to our shipping carriers, and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest on our debt borrowings.

Operating activities used $546 million of cash in the first half of 2022 compared to $1.7 billion of cash generated in the first half of 2021. The decrease in operating cash flow was primarily driven by an increase in inventory. The inventory increase was due to increased beauty inventory to support the Sephora shop-in-shop rollouts, elevated in-transit levels due to continued supply chain challenges, and a rebuild of inventory in key areas such as active and women's.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Investing activities used $544 million in the first half of 2022 and $187 million in the first half of 2021. The increase was primarily driven by in-store investments related to Sephora shop-in-shop build-outs, store refreshes, and other customer experience and sales driving enhancements.

During the first half of 2022, we opened 340 Sephora-branded retail shop-in-shops and now have a total of 540 Sephora shop-in-shops open. We are planning on opening another 60 shop-in-shops in 2022 and at least 250 shop-in-shops in 2023. We are also working with Sephora to have a Sephora presence in the remaining 300 stores.

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

The majority of our financing activities include repurchases of common stock, proceeds from and/or repayments of long-term debt, and dividend payments.

Financing activities used $275 million in the first half of 2022 and $1.2 billion in the first half of 2021.

In the second quarter of 2022 we drew on our credit facility. As of July 30, 2022, $79 million was outstanding.

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

We paid cash for treasury stock purchases of $158 million in the first half of 2022 and $301 million in the first half of 2021. The 2022 purchases were made pursuant to a Rule 10b5-1 plan adopted in November 2021. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $127 million ($1.00 per share) in the first half of 2022 and $77 million ($0.50 per share) in the first half of 2021.

As of July 30, 2022, our credit ratings and outlook were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BBB-	BBB-
Outlook	Stable	Negative	Stable

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	July 30, 2022	July 31, 2021
Working capital	$1,260	$2,349
Current ratio	1.37	1.71

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio is primarily due to lower cash balances as a result of higher capital expenditures and an increase in inventory.

Debt Covenant Compliance

As of July 30, 2022, we were in compliance with all covenants in our debt instruments and expect to remain in compliance during the remainder of fiscal 2022.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2021 Form 10-K other than leases, which have been disclosed in Note 4 of the Consolidated Financial Statements, and borrowings in our revolving credit facility, which have been disclosed in Note 3 of the Consolidated Financial Statements and under "Liquidity and Capital Resources - Financing Activities".

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of July 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2021 Form 10-K, other than as set out in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, in Item 1A of Part II.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended July 30, 2022:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1 - May 28, 2022	15,312	$48.44	—	$2,976
May 29 - July 2, 2022	27,856	40.48	—	$2,976
July 3 - July 30, 2022	6,219	26.98	—	$2,976
Total	49,387	$41.25	—

Item 5. Other Information

On August 9, 2022, the Board of Directors (the “Board”) of the Company approved and adopted the Amended and Restated Bylaws (the “Bylaws”), which became effective the same day, in order to, among other things, (i) address recently adopted amendments to Rule 14a-19 under the Securities Exchange Act of 1934, as amended, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19, and that any person soliciting proxies in support of a director nominee other than the Board’s nominees must comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that the Rule 14a-19 requirements have been met; (ii) require any notice of director nomination to be accompanied by a completed written questionnaire required of the Company’s directors and officers, and that the questionnaire and written representation and agreement of a nominee be in the form provided by the Company; and (iii) require that a shareholder directly or indirectly soliciting proxies from other shareholders use a proxy card color other than white.

The preceding summary of the amendments to the Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws filed herewith as Exhibits 3.1 (clean) and 3.2 (marked).

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Bylaws (clean version), incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated August 10, 2022.
3.2	Amended and Restated Bylaws (marked version), incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated August 10, 2022.
10.1	Amended and Restated Executive Compensation Agreement between Kohl’s, Inc. and Siobhán McFeeney dated as of July 16, 2022.*
10.2	Amended and Restated Raymond Executive Compensation Agreement between Kohl’s, Inc. and Christie Raymond dated as of August 16, 2022.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*A management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 1, 2022	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)