Form 10-Q
period 2022-10-29
KOHLS Corp
filed 2022-12-01
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 25, 2022 Common Stock, Par Value $0.01 per Share, 110,484,128 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Current assets:
Cash and cash equivalents	$194	$1,587	$1,873
Merchandise inventories	4,874	3,067	3,642
Other	366	369	373
Total current assets	5,434	5,023	5,888
Property and equipment, net	8,117	7,304	7,329
Operating leases	2,318	2,248	2,293
Other assets	365	479	441
Total assets	$16,234	$15,054	$15,951

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,014	$1,683	$2,135
Accrued liabilities	1,436	1,340	1,545
Borrowings under revolving credit facility	668	—	—
Current portion of:
Long-term debt	164	—	—
Finance leases and financing obligations	95	118	117
Operating leases	109	145	142
Total current liabilities	4,486	3,286	3,939
Long-term debt	1,747	1,910	1,909
Finance leases and financing obligations	2,791	2,133	2,072
Operating leases	2,595	2,479	2,537
Deferred income taxes	165	206	196
Other long-term liabilities	354	379	367
Shareholders’ equity:
Common stock	4	4	4
Paid-in capital	3,319	3,375	3,362
Treasury stock, at cost	(13,551)	(12,975)	(12,426)
Retained earnings	14,324	14,257	13,991
Total shareholders’ equity	$4,096	$4,661	$4,931
Total liabilities and shareholders’ equity	$16,234	$15,054	$15,951

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$4,052	$4,366	$11,386	$12,251
Other revenue	225	234	693	683
Total revenue	4,277	4,600	12,079	12,934
Cost of merchandise sold	2,541	2,623	7,013	7,282
Operating expenses:
Selling, general, and administrative	1,334	1,380	3,910	3,791
Depreciation and amortization	202	210	608	631
Operating income	200	387	548	1,230
Interest expense, net	81	66	226	195
Loss on extinguishment of debt	—	—	—	201
Income before income taxes	119	321	322	834
Provision for income taxes	22	78	68	195
Net income	$97	$243	$254	$639
Net income per share:
Basic	$0.82	$1.67	$2.05	$4.24
Diluted	$0.82	$1.65	$2.02	$4.19

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Common stock
Balance, beginning of period	$4	$4	$4	$4
Stock-based awards	—	—	—	—
Balance, end of period	$4	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,406	$3,349	$3,375	$3,319
Stock-based awards	13	13	44	43
Accelerated share repurchase pending final settlement	(100)	—	(100)	—
Balance, end of period	$3,319	$3,362	$3,319	$3,362

Treasury stock
Balance, beginning of period	$(13,151)	$(11,920)	$(12,975)	$(11,595)
Treasury stock purchases	(400)	(506)	(558)	(807)
Stock-based awards	(1)	(1)	(21)	(26)
Dividends paid	1	1	3	2
Balance, end of period	$(13,551)	$(12,426)	$(13,551)	$(12,426)

Retained earnings
Balance, beginning of period	$14,285	$13,786	$14,257	$13,468
Net income	97	243	254	639
Dividends paid	(58)	(38)	(187)	(116)
Balance, end of period	$14,324	$13,991	$14,324	$13,991

Total shareholders' equity, end of period	$4,096	$4,931	$4,096	$4,931

Common stock
Shares, beginning of period	377	377	377	377
Stock-based awards	—	—	—	—
Shares, end of period	377	377	377	377
Treasury stock
Shares, beginning of period	(249)	(225)	(246)	(219)
Treasury stock purchases	(11)	(10)	(14)	(16)
Shares, end of period	(260)	(235)	(260)	(235)
Total shares outstanding, end of period	117	142	117	142

Dividends paid per common share	$0.50	$0.25	$1.50	$0.75

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021
Operating activities
Net income	$254	$639
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	608	631
Share-based compensation	37	35
Deferred income taxes	(41)	(103)
Loss on extinguishment of debt	—	201
Non-cash lease expense	81	107
Other non-cash expense	12	10
Changes in operating assets and liabilities:
Merchandise inventories	(1,802)	(1,044)
Other current and long-term assets	102	574
Accounts payable	331	659
Accrued and other long-term liabilities	76	172
Operating lease liabilities	(83)	(107)
Net cash (used in) provided by operating activities	(425)	1,774
Investing activities
Acquisition of property and equipment	(733)	(426)
Proceeds from sale of real estate	31	35
Net cash used in investing activities	(702)	(391)
Financing activities
Proceeds from issuance of debt	—	500
Net borrowings under revolving credit facility	668	—
Deferred financing costs	—	(8)
Treasury stock purchases	(658)	(807)
Shares withheld for taxes on vested restricted shares	(21)	(26)
Dividends paid	(184)	(114)
Reduction of long-term borrowings	—	(1,044)
Premium paid on redemption of debt	—	(192)
Finance lease and financing obligation payments	(81)	(96)
Proceeds from financing obligations	9	8
Proceeds from stock option exercises	1	1
Other	—	(3)
Net cash used in financing activities	(266)	(1,781)
Net decrease in cash and cash equivalents	(1,393)	(398)
Cash and cash equivalents at beginning of period	1,587	2,271
Cash and cash equivalents at end of period	$194	$1,873
Supplemental information
Interest paid, net of capitalized interest	$190	$167
Income taxes paid	53	221

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

We operate as a single business unit.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Women's	$1,106	$1,165	$3,422	$3,626
Men's	867	933	2,442	2,562
Home	566	680	1,593	1,923
Children's	599	678	1,424	1,609
Accessories	498	434	1,346	1,205
Footwear	416	476	1,159	1,326
Net Sales	$4,052	$4,366	$11,386	$12,251

Unredeemed gift cards and merchandise return card liabilities totaled $285 million as of October 29, 2022, $353 million as of January 29, 2022, and $273 million as of October 30, 2021. In the third quarter of 2022 and 2021, net sales recognized from gift cards redeemed in the current period and issued in prior years totaled $22 million in both periods. Year to date 2022 and 2021, net sales of $135 million and $132 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.

3. Debt

Borrowings under the revolving credit facility, recorded as short-term debt, has $668 million outstanding as of October 29, 2022. No amounts were outstanding at January 29, 2022 or October 30, 2021.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	October 29, 2022	January 29, 2022	October 30, 2021
2023	3.25%	3.25%	$164	$164	$164
2023	4.78%	4.75%	111	111	111
2025	9.50%	9.75%	113	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	3.63%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,923	1,923	1,923
Unamortized debt discounts and deferred financing costs			(12)	(13)	(14)
Current portion of unsecured senior debt			(164)	—	—
Long-term unsecured senior debt			$1,747	$1,910	$1,909
Effective interest rate at issuance			4.89%	4.89%	4.89%

Our unsecured senior long-term debt is classified as Level 1, financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.5 billion at October 29, 2022, $2.0 billion at January 29, 2022, and $2.1 billion at October 30, 2021.

In September 2022, Standard & Poor's downgraded our credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on our 3.375% notes and 9.50% notes increased 25 bps due to the coupon adjustment provisions within these notes. Additionally, in September 2022 Moody's placed our credit rating on review for downgrade. As of October 29, 2022, our rating at Moody’s remained under review.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of October 29, 2022, we were in compliance with all covenants of the various debt agreements.

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

Year to date, we opened 399 Sephora shop-in-shops within our Kohl's stores and now have 599 open as of the end of the third quarter. We plan on opening seven additional shop-in-shops in 2022 and at least 250 more shops in 2023. Due to the investments we are making in the shop-in-shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Operating leases	Operating leases	$2,318	$2,248	$2,293
Finance leases	Property and equipment, net	2,066	1,442	1,389
Total operating and finance leases		4,384	3,690	3,682
Liabilities
Current
Operating leases	Current portion of operating leases	109	145	142
Finance leases	Current portion of finance leases and financing obligations	78	87	86
Noncurrent
Operating leases	Operating leases	2,595	2,479	2,537
Finance leases	Finance leases and financing obligations	2,346	1,688	1,620
Total operating and finance leases		$5,128	$4,399	$4,385

Consolidated Statement of Operations		Three Months Ended		Nine Months Ended
(Dollars in Millions)	Classification	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating leases	Selling, general, and administrative	$64	$71	$197	$227
Finance leases
Amortization of leased assets	Depreciation and amortization	33	27	94	70
Interest on leased assets	Interest expense, net	36	29	104	81
Total operating and finance leases		$133	$127	$395	$378

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$200	$236
Operating cash flows from finance leases	99	81
Financing cash flows from finance leases	65	71

The following table summarizes future lease payments by fiscal year:

	October 29, 2022
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2022	$62	$40	$102
2023	253	215	468
2024	243	207	450
2025	233	203	436
2026	228	202	430
After 2026	3,735	3,678	7,413
Total lease payments	$4,754	$4,545	$9,299
Amount representing interest	(2,050)	(2,121)	(4,171)
Lease liabilities	$2,704	$2,424	$5,128

The following table summarizes weighted-average remaining lease term and discount rate:

	October 29, 2022	January 29, 2022
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	21	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	7%

Other lease information is as follows:

	Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021
Property and equipment acquired through exchange of:
Finance lease liabilities	$714	$755
Operating lease liabilities	167	8

Financing Obligations

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Financing obligations	Property and equipment, net	$50	$55	$57
Liabilities
Current	Current portion of finance leases and financing obligations	17	31	31
Noncurrent	Finance leases and financing obligations	445	445	452
Total financing obligations		$462	$476	$483

Consolidated Statement of Operations		Three Months Ended		Nine Months Ended
(Dollars in Millions)	Classification	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Amortization of financing obligation assets	Depreciation and amortization	1	2	5	7
Interest on financing obligations	Interest expense, net	16	11	43	30
Total financing obligations		$17	$13	$48	$37

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$42	$30
Financing cash flows from financing obligations	16	25
Proceeds from financing obligations	9	8

The following table summarizes future financing obligation payments by fiscal year:

October 29, 2022
(Dollars in Millions)	Financing Obligations
2022	$17
2023	78
2024	77
2025	76
2026	74
After 2026	975
Total lease payments	$1,297
Non-cash gain on future sale of property	166
Amount representing interest	(1,001)
Financing obligation liability	$462

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	October 29, 2022	January 29, 2022
Weighted-average remaining term (years)	14	10
Weighted-average discount rate	14%	9%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the nine months ended October 29, 2022:

	Stock Options		Nonvested Stock Awards		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 29, 2022	12	$48.66	2,769	$36.17	856	$42.74
Granted	—	—	884	51.60	252	65.42
Exercised/vested	(12)	48.66	(1,038)	38.51	—	—
Forfeited/expired	—	—	(151)	42.98	(218)	36.89
Balance - October 29, 2022	—	$—	2,464	$40.30	890	$50.58

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of October 29, 2022 were 1,048,465 and 698,976, respectively.

6. Contingencies

On September 2, 2022, Sean Shanaphy, an alleged shareholder of the Company, filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Wisconsin against the Company, its directors, and its Chief Financial Officer alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. Shanaphy v. Kohl’s Corporation, No. 2:22-cv- 01016-LA (E.D. Wis.). The plaintiff asserts claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between October 20, 2020 and May 19, 2022, and seeks compensatory damages, interest, fees, and costs. The complaint alleges that members of the putative class suffered losses as a result of (1) false or misleading statements and withholding of information regarding the conception, execution, and outcomes of the Company’s strategic plan announced on October 20, 2020 and the Company’s financial results for the first quarter of fiscal 2022 and (2) the Company’s internal controls over financial reporting, disclosure controls, and corporate governance mechanisms. The case is in its early stages. Lead plaintiff applications were submitted on November 1, 2022, and a lead plaintiff has not yet been selected. The Company intends to file a motion to dismiss the complaint and to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition to what is noted above, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

7. Income Taxes

The effective income tax rate for the third quarter of 2022 was 18.3% compared to 24.3% for the third quarter of 2021. Year to date, the rate was 21.1% for 2022 and 23.4% for 2021. The third quarter and year to date rates reflect the recognition of favorable tax items in both 2022 and 2021.

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollar and Shares in Millions, Except per Share Data)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator—Net income	$97	$243	$254	$639
Denominator—Weighted-average shares:
Basic	118	145	124	151
Dilutive impact	1	2	2	2
Diluted	119	147	126	153
Net income per share:
Basic	$0.82	$1.67	$2.05	$4.24
Diluted	$0.82	$1.65	$2.02	$4.19

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in Millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Anti-dilutive shares	3	3	3	3

9. Treasury Stock Repurchases

On August 18, 2022, we entered into an accelerated share repurchase agreement ("ASR") with Goldman Sachs & Co. LLC ("Goldman Sachs") to repurchase $500 million of the Company's common stock. This accelerated share repurchase was part of the $3.0 billion share repurchase program authorized by our Board of Directors in February 2022.

On August 22, 2022, we received an initial delivery of 11.8 million shares of common stock, representing 80% of the total shares that were expected to be repurchased under the ASR.

10. Subsequent Events

On November 2, 2022, we completed the $500 million ASR that we entered into on August 18, 2022. Final settlement occurred on November 7, 2022, with an additional 6.1 million shares of common stock being delivered. In total, we received 17.9 million shares, which resulted in an average purchase price of approximately $28 per share.

On November 6, 2022, Michelle Gass resigned her positions as Chief Executive Officer of the Company and a member of its Board of Directors effective December 2, 2022. On November 7, 2022, the Board of Directors appointed Thomas A. Kingsbury as Interim Chief Executive Officer of the Company effective as of December 2, 2022.

On November 9, 2022, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on December 21, 2022, to all shareholders of record at the close of business on December 7, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the third quarter” are for the three fiscal months (13 weeks) ended October 29, 2022 or October 30, 2021. References to "year to date" are for the nine fiscal months (39 weeks) ended October 29, 2022 or October 30, 2021. References to “the first quarter” are for the three fiscal months (13 weeks) ended April 30, 2022 or May 1, 2021. References to “the second quarter” are for the three fiscal months (13 weeks) ended July 30, 2022 or July 31, 2021.

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

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,166 stores and a website (www.Kohls.com) as of October 29, 2022. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and presence of Sephora shop-in-shops. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•
Net sales decreased 7.2% and comparable sales decreased 6.9%
•
Earnings of $0.82 per diluted share
•
Gross margin was 37.3% of net sales, a 263 basis point decrease from last year
•
SG&A decreased 3.3% and deleveraged as a percent of total revenue by 120 basis points to last year
•
Operating margin of 4.7%
•
Entered into $500 million ASR receiving an initial 11.8 million shares in the third quarter, and subsequent to the quarter, completed the ASR and received an additional 6.1 million shares for a total of 17.9 million shares.

Our Vision and Strategy

The Company’s vision is to be “the most trusted retailer of choice for the active and casual lifestyle” and its strategy is focused on delivering long-term shareholder value. Key long-term strategic focus areas for the Company include: driving top line growth, delivering a 7% to 8% operating margin, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture.

2022 Outlook

Given the recent volatility in business trends, the significant macroeconomic headwinds, along with the unexpected CEO transition, the Company is no longer providing guidance for the fourth quarter, and therefore is withdrawing its prior full year 2022 guidance.

Results of Operations

Total Revenue

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021	Change	October 29, 2022	October 30, 2021	Change
Net sales	$4,052	$4,366	$(314)	$11,386	$12,251	$(865)
Other revenue	225	234	(9)	693	683	10
Total revenue	$4,277	$4,600	$(323)	$12,079	$12,934	$(855)

Net sales decreased 7.2% in the third quarter of 2022 and 7.1% year to date 2022.

•
Comparable sales decreased 6.9% in the third quarter of 2022 and 6.6% year to date 2022 driven by lower traffic and smaller basket sizes.
•
Digital sales decreased 8% for the third quarter of 2022 and decreased 4% year to date 2022. Digital penetration was 29% of net sales in both the third quarter and year to date 2022.
•
From a line of business perspective, Accessories, Women's, and Men's outperformed the Company average for the third quarter and year to date 2022, while Home, Footwear, and Children's underperformed the Company.
•
Active underperformed the overall business in the third quarter of 2022 and year to date 2022 driven by continued softness in active footwear. Total active represented 25% of sales for the third quarter of 2022 and 24% year to date 2022.

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

Other revenue decreased $9 million for the third quarter and increased $10 million year to date 2022. The decrease for the third quarter was driven by lower credit revenue due to higher write-off activity partially offset by higher late fees. The increase year to date was driven by higher credit revenue due to higher late fees partially offset by higher write-off activity.

On March 14, 2022, we amended and restated our private label credit card program agreement with Capital One through March 31, 2030. The agreement will operate in substantially the same manner as it currently operates.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021	Change		October 29, 2022	October 30, 2021	Change
Net sales	$4,052	$4,366	$(314)		$11,386	$12,251	$(865)
Cost of merchandise sold	2,541	2,623	(82)		7,013	7,282	(269)
Gross margin	$1,511	$1,743	$(232)		$4,373	$4,969	$(596)
Gross margin as a percent of net sales	37.3%	39.9%	(263)	bps	38.4%	40.6%	(215)	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. In the third quarter of 2022, gross margin was 37.3% of net sales, decreasing 263 basis points. Year to date 2022 gross margin was 38.4% of net sales, decreasing 215 basis points. The decrease in gross margin for the third quarter was primarily driven by elevated freight costs, product cost inflation, and elevated shrink levels partially offset by continued benefit from our pricing and promotional optimization strategies. Year to date, the decrease was driven by increased freight costs and shrink.

Selling, General, and Administrative Expense (“SG&A”)

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021	Change		October 29, 2022	October 30, 2021	Change
SG&A	$1,334	$1,380	$(46)		$3,910	$3,791	$119
As a percent of total revenue	31.2%	30.0%	120	bps	32.4%	29.3%	306	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 29, 2022
Store expenses	$(22)	$104
Distribution	(1)	21
Corporate and other	(23)	(6)
Total (decrease) increase	$(46)	$119

SG&A expenses decreased $46 million, or 3.3%, to $1.3 billion in the third quarter of 2022. As a percentage of revenue, SG&A deleveraged by 120 basis points. Year to date 2022, SG&A expenses increased $119 million, or 3.1%, to $3.9 billion. As a percentage of revenue, SG&A deleveraged by 306 basis points. The decrease in SG&A during the third quarter was primarily driven by lower strategic investments made in our stores to support the Sephora shop-in-shops openings, store refreshes, and reflows. Additionally, corporate costs decreased due to lower general corporate costs and incentives. The year to date 2022 increase was primarily driven by the strategic investments made in our stores to support the approximately 400 Sephora shop-in-shop openings this year compared to the 200 openings last year. Also contributing to the increase were $26 million of expenses related to the proxy contest and strategic review process, heightened transportation costs, and increased wages.

Other Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021	Change	October 29, 2022	October 30, 2021	Change
Depreciation and amortization	$202	$210	$(8)	$608	$631	$(23)
Interest expense, net	81	66	15	226	195	31
Loss on extinguishment of debt	—	—	—	—	201	(201)

The decrease in depreciation and amortization in the third quarter and year to date 2022 was primarily driven by reduced capital spending in technology.

Net interest expense increased in the third quarter and year to date 2022 due to more financing leases as well as borrowings under the revolving credit facility. Partially offsetting the year to date increase was a decrease in interest expense in the first quarter of 2022 due to the benefit of debt reductions as a result of our liability management strategies employed during 2021.

In the first quarter of 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021	Change	October 29, 2022	October 30, 2021	Change
Provision for income taxes	$22	$78	$(56)	$68	$195	$(127)
Effective tax rate	18.3%	24.3%		21.1%	23.4%

The decrease in provision for income taxes was driven by lower taxable income in the third quarter and year to date 2022 as well as the recognition of more favorable tax items in 2022 than in 2021.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income	Income before Income Taxes	Net Income	Earnings Per Diluted Share
Three Months Ended October 29, 2022
GAAP	$200	$119	$97	$0.82
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$200	$119	$97	$0.82
Three Months Ended October 30, 2021
GAAP	$387	$321	$243	$1.65
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$387	$321	$243	$1.65
Nine Months Ended October 29, 2022
GAAP	$548	$322	$254	$2.02
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP) (1)	$548	$322	$254	$2.02
Nine Months Ended October 30, 2021
GAAP	$1,230	$834	$639	$4.19
Loss on extinguishment of debt	—	201	201	1.32
Income tax impact of items noted above	—	—	(50)	(0.33)
Adjusted (non-GAAP)	$1,230	$1,035	$790	$5.18
(1)
Amounts shown for the three months ended October 29, 2022 and October 30, 2021 and for the nine months ended October 29, 2022 are GAAP as there are no adjustments to Non-GAAP. These amounts are shown for comparability purposes.

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

Our period-end cash and cash equivalents balance decreased to $194 million from $1.9 billion in the third quarter of 2021. Our cash and cash equivalents balance includes short-term investments of $8 million and $1.6 billion as of October 29, 2022, and October 30, 2021, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Share repurchases • Debt reduction	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Nine Months Ended
(Dollars in Millions)	October 29, 2022	October 30, 2021	Change
Net cash (used in) provided by:
Operating activities	$(425)	$1,774	$(2,199)
Investing activities	(702)	(391)	(311)
Financing activities	(266)	(1,781)	1,515

Operating Activities

Our operating cash outflows generally consist of payments to our employees for wages, salaries and employee benefits, payments to our merchandise vendors for inventory (net of vendor allowances), payments to our shipping carriers, and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest on our debt borrowings.

Operating activities used $425 million of cash year to date 2022 compared to $1.8 billion of cash generated year to date 2021. Operating cash flow decreased due to decreased net income and an increase in inventory driven by beauty inventory to support the Sephora shop-in-shop rollouts as well as rebuilding inventory to more normalized levels.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Investing activities used $702 million year to date 2022 and $391 million year to date 2021. The increase was primarily driven by in-store investments related to Sephora shop-in-shop build-outs, store refreshes, and other customer experience and sales driving enhancements.

Year to date 2022, we opened 399 Sephora-branded retail shop-in-shops and now have a total of 599 Sephora shop-in-shops open. We are planning on opening seven additional shop-in-shops in 2022 and at least 250 shop-in-shops in 2023. We are also working with Sephora to have a Sephora presence in the remaining approximately 300 stores.

Financing Activities

Our financing strategy is to ensure liquidity and access to capital markets. We also strive to maintain a balanced portfolio of debt maturities, while minimizing our borrowing costs. Our ability to access the public debt market has provided us with adequate sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and the strength of our credit ratings.

In September 2022, Standard & Poor's downgraded our credit rating from BBB- to BB+. Additionally, in September 2022 Moody's placed our credit rating on review for downgrade. As of October 29, 2022, our rating at Moody's remained under review.

As of October 29, 2022, our credit ratings and outlook were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Baa2	BB+	BBB-
Outlook	Under Review	Stable	Stable

As a result of the downgrade, the interest rate on our 3.375% notes and 9.50% notes increased 25 bps due to the coupon adjustment provisions within these notes. If our credit ratings are lowered further, our ability to access the public debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same.

The majority of our financing activities include repurchases of common stock, proceeds from and/or repayments of long-term debt, and dividend payments.

Financing activities used $266 million year to date 2022 and $1.8 billion year to date 2021.

During the year we drew on our credit facility. As of October 29, 2022, $668 million was outstanding. No borrowings were outstanding as of October 30, 2021.

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

We paid cash for treasury stock purchases of $658 million year to date 2022 and $807 million year to date 2021. $158 million of the 2022 purchases were made pursuant to a Rule 10b5-1 plan adopted in November 2021. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. On August 18, 2022, we entered into an ASR with Goldman Sachs, pursuant to the previously announced share repurchase program, to repurchase $500 million of the Company's common stock. On August 22, 2022, we received an initial delivery of 11.8 million shares of common stock, representing 80% of the total shares that were expected to be repurchased under the ASR. Final settlement occurred on November 7, 2022, with an additional 6.1 million shares of common stock being delivered. In total, we received 17.9 million shares, which resulted in an average purchase price of approximately $28 per share.

Cash dividend payments were $184 million ($1.50 per share) year to date 2022 and $114 million ($0.75 per share) year to date 2021.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	October 29, 2022	October 30, 2021
Working capital	$948	$1,949
Current ratio	1.21	1.49

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio is primarily due to lower cash balances as a result of higher capital expenditures and an increase in inventory.

Debt Covenant Compliance

As of October 29, 2022, we were in compliance with all covenants in our debt instruments.

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

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of October 29, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 6, Contingencies, of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended October 29, 2022:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31 - August 27, 2022 (1)	11,802,903	$33.94	11,782,033	$2,476
August 28 - October 1, 2022	12,772	28.68	—	$2,476
October 2 - October 29, 2022	3,865	26.97	—	$2,476
Total	11,819,540	$33.93	11,782,033
(1)
During the third quarter of 2022 we entered into a $500 million ASR and received an initial delivery of 11.8 million shares, representing 80% of the total shares that were expected to be repurchased under the ASR. Final settlement occurred during the fourth quarter of 2022 with an additional 6.1 million shares of common stock being delivered. The ASR was part of the $3.0 billion share repurchase program authorized by our Board of Directors in February 2022.

Item 5. Other Information

On November 29, 2022, Jill Timm, the Company’s Chief Financial Officer, received a cash award in recognition of her ongoing contributions to the Company and in consideration for her continued employment with the Company. The award vests and is payable in two equal installments of $450,000 each on January 1, 2024 and January 1, 2025, subject to Ms. Timm remaining employed with the Company through the payment date. In the event of Ms. Timm’s termination of employment other than for cause, without good reason, death or disability, the first installment will be payable in full and a prorated portion of the second installment will be payable based on the number of full calendar months she is employed by the Company during calendar 2024. In the event of her death or disability, Ms. Timm will remain eligible to receive the total cash award. The cash award agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit	Description
10.1	Cash Award Agreement between Kohl's, Inc. and Jill Timm effective as of November 29, 2022.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 1, 2022	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)