Form 10-K
period 2023-01-28
KOHLS Corp
filed 2023-03-16
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934s
For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 29, 2022, the aggregate market value of the voting stock of the Registrant held by shareholders who were not affiliates of the Registrant was approximately $3.7 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

At March 8, 2023, the Registrant had outstanding an aggregate of 110,744,782 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Shareholders are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our," or "us") was organized in 1988 and is a Wisconsin corporation. As of January 28, 2023, we operated 1,170 Kohl's stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Our merchandise mix includes both national brands and private brands that are available only at Kohl's. Our private portfolio includes well-known established brands such as Croft & Barrow, Jumping Beans, SO, Sonoma Goods for Life, and Tek Gear, and exclusive brands that are developed and marketed through agreements with nationally-recognized brands such as Food Network, LC Lauren Conrad, Nine West, and Simply Vera Vera Wang. Compared to national brands, private brands generally have lower selling prices, but higher gross margins.

The following tables summarize our net sales penetration by line of business and brand type over the last three years:

Accessories
2022
13%
2021
11%
2020
11%
Women's
2022
27%
2021
27%
2020
25%
Children's
2022
13%
2021
13%
2020
14%
Footwear
2022
9%
2021
10%
2020
9%
Home
2022
16%
2021
18%
2020
23%
Men's
2022
22%
2021
21%
2020
18%

Private Brands
National Brands
2022
36%
2021
34%
2020
34%
2020
66%
2021
66%
2022
64%

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report:

Fiscal Year	Ended	Number of Weeks
2022	January 28, 2023	52
2021	January 29, 2022	52
2020	January 30, 2021	52

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our merchandise at our nine retail distribution centers and six e-fulfillment centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier several times a week. Digital sales may be picked up in our stores or are shipped to the customer from a Kohl’s e-fulfillment center, retail distribution center or store, or directly by a third-party vendor.

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

Employee Count

During 2022, we employed an average of approximately 97,000 associates, which included approximately 36,000 full-time and 61,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe we maintain positive relations with our associates.

Health, Safety, and Wellness

We lead initiatives that ensure the way we communicate, work, and develop our product enables our customers and associates to shop, work, and engage in a safe environment. We have a team dedicated to defining plans and preparing for business crisis events, including natural disasters and other unplanned disruptions like those brought on by the COVID-19 pandemic. To keep a healthy workforce, we maintain an advocacy program that provides associates with 24/7 access to medical professionals following a work accident. We continue to pursue innovative ways to educate our teams on safety. Associates at our stores, distribution, and e-fulfillment centers receive specialized training to enhance our safety culture and reduce associate accidents.

Diversity, Equity, and Inclusion

At Kohl’s, we are committed to our Diversity, Equity, and Inclusion ("DEI") strategy focused on Our People, Our Customers, and Our Community. This strategy accelerates how we are embedding DEI throughout our business by being intentional about our programs and practices and holding ourselves accountable with measurable goals and results. The work is rooted in our Core Beliefs:

•
We believe embedding diversity, equity, and inclusion in everything we do requires an ongoing journey of listening, learning, and taking action.
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

We are committed to creating an environment where diversity is valued at all levels, everyone feels a sense of equity, and where inclusion is evident across our business. We strive to be purposeful in attracting, growing, and engaging more diverse talent while giving associates equitable opportunities for career growth. We administer our recruiting efforts with a focus on education, training, and sourcing strategies for increasing our diverse talent pipeline. Our diversity and inclusion strategy is embedded into our onboarding for all associates. We endeavor to drive economic prosperity through conversations, programs, and partnerships that improve quality of life.

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

In the space of continuous development and engagement, we have eight Business Resource Groups ("BRGs") with approximately 20,000 members focused on driving the business by recognizing and championing DEI in its multiple forms. BRG’s continue to be leveraged and seen as the “culture keepers” to support honest and reflective dialogue and accelerate the company forward in inclusion and belonging. The BRG’s are also positioned to provide key development and growth opportunities for associates to build their cache of skills and connections while bringing their authentic selves to their work and the organization. The BRGs serve as champions for enhancing our diversity and inclusion efforts across our business and make an impact across the organization with a focus on our three diversity and inclusion pillars. We work to provide learning opportunities for our leaders and associates to build a more diverse and inclusive workforce and engage associates on how that creates a competitive advantage.

At Kohl's, we believe our leaders are accountable for strengthening, modeling, and supporting our DEI efforts by ensuring that they are building a culture and environment where our associates feel seen, and their unique needs, experiences, abilities, and perspectives are valued and heard. Each leader is responsible for creating a caring culture and experience for our team, one that embraces and strives to understand our differences, and provides an inclusive environment for all.

Compensation and Benefits

We are committed to providing competitive and fair compensation and benefits programs to our associates. All eligible associates receive a 100% match (up to 5% of pay) in Kohl’s 401(k) Savings Plan after one year of employment. Full-time associates are offered medical, dental, vision, prescription drug, disability and life insurance coverage, paid time off, and a merchandise discount. Part-time associates are offered dental, vision, supplementary life insurance, and a merchandise discount. We empower our associates’ work-life balance by giving them access to a full range of professional resources.

Training and Development

Behind our success are great teams of talented individuals who embody our values. We actively attract, engage, and hire talent who drive our purpose. Our talent management team brings together performance management, talent assessment, succession planning, and career planning. This team provides tools, resources, and best practices to ensure we have the right talent in the right roles at the right time. We invest in executive coaching, assessments, internal programs, external courses, peer networks, and more.

From initial onboarding to high potential leadership development, we believe in training and career growth for our associates. We continue to leverage new technologies and encourage our associates to keep their skills fresh through our learning management system, which includes more than 1,000 online and in-person courses. We are committed to the highest standards of integrity and maintain a Code of Ethics to guide ethical decision-making for associates. We require associates to take annual ethics training, which is refreshed each year to cover relevant topics.

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

A third-party purchasing agent sources approximately 20% of the merchandise we sell. No vendor individually accounted for more than 10% of our net purchases in 2022. We have no significant long-term purchase commitments with any of our suppliers and believe that we are not dependent on any one supplier or one geographical location. We believe we have good working relationships with our suppliers.

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

We consider the KOHL'S® mark, all other trademarks, and the accompanying goodwill to be valuable to our business.

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

Item 1A. Risk Factors

This Form 10-K contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the statements under management's discussion and analysis, financial and capital outlook and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As such, forward-looking statements are qualified by those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them.

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

Tax, trade and climate, and other ESG-related policies and regulations could change or be implemented and adversely affect our business and results of operations.

Uncertainty with respect to tax and trade policies, tariffs, and government regulations affecting trade between the United States and other countries has recently increased. The majority of goods sourced are manufactured outside of the United States, primarily in Asia. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations, and liquidity. Furthermore, increased governmental focus on climate change and other ESG matters may result in complex regulatory requirements that may directly or indirectly have a significant impact on the costs of our operations, including energy, resources used to produce our products and compliance costs, which may have a material adverse effect on our business and results of operations.

The impact of future outbreaks of COVID-19 or future pandemics could have a material adverse impact on our business, financial condition, and results of operations.

The impact of and actions taken in response to COVID-19 had a significant impact on the retail industry generally and our business specifically, starting in the first quarter of fiscal year 2020. Further outbreaks of COVID-19 or future pandemics could have a material adverse impact on our business, financial condition, and results of operations.

Risks Relating to Revenues

On March 20, 2020, we temporarily closed our stores nationwide, and were fully reopened as of July 2020. In connection with the store closures, we temporarily furloughed store and store distribution center associates, as well as some corporate office associates whose work was significantly reduced by the store closures. Due to the store closures, we experienced a temporary material decline in revenue and operating cash flow. We cannot predict if further outbreaks or future pandemics would necessitate store closures again.

Our response to future outbreaks or pandemics may also impact our customer loyalty. If our customer loyalty is negatively impacted or consumer discretionary spending habits change, our market share and revenue may suffer as a result. To the extent any such outbreak or pandemic significantly impacts spending or payment patterns of our private label credit card holders, we may receive lower fees from our private label credit card program.

Risks Relating to Operations

If we are unable to attract and retain associates in the future, we may experience operational challenges. These risks related to our business, financial condition, and results of operations, were especially heightened given the uncertainty as to the extent and duration of COVID-19’s impact and could be again during any future outbreak or pandemic. We may also face demands or requests from our associates for additional compensation, healthcare benefits, or other terms as a result of a future outbreak or pandemic that could increase costs, and we could experience labor disputes or disruptions as we implement our mitigation plans.

Our mitigation plans may require a large investment of time and focus. To the extent these measures are ineffective or perceived as ineffective, it may harm our reputation and customer loyalty and make our customers less likely to shop in our stores.

Our corporate office associates may work remotely in a hybrid work environment, posing operational risks, including heightened cybersecurity risks that may continue past the time when our associates return to work. We cannot predict if further outbreaks or new variants would necessitate corporate office closures again.

In addition, we cannot predict the impact that future outbreaks or pandemics may have on our suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us.

Risks Relating to Liquidity

Future outbreaks or pandemics may require us to take actions to increase our cash position and preserve financial flexibility similar to those we took in 2020. These actions may have a negative effect on our credit ratings, access to capital, and the cost and terms of debt financing, which may have a material adverse effect on our results of operations and liquidity.

Future outbreaks or pandemics could also cause or aggravate other risk factors that we identify in this section, which in turn could materially and adversely impact our business, financial condition, and results of operations. Further, any such outbreaks or pandemics may also affect our business, financial condition, and results of operations in a manner that is not presently known to us or that we currently do not consider to present significant risks to our business, financial condition, and results of operations.

Operational Risks

We may be unable to offer merchandise that resonates with existing customers and attracts new customers as well as successfully manage our inventory levels.

Our business is dependent on our ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns, and other lifestyle decisions could create inventory imbalances and adversely affect our performance and long-term relationships with our customers. Additionally, failure to accurately predict changing consumer tastes may result in excess inventory, which could result in additional markdowns and adversely affect our operating results. As with most retailers, we also experience inventory shrinkage due to theft or damage. Higher rates of inventory shrinkage or increased security or other costs to combat inventory shrinkage could adversely affect our results of operations and financial condition, and our efforts to contain or reduce inventory shrinkage may not be successful.

We may be unable to source merchandise in a timely and cost-effective manner.

A third-party purchasing agent sources approximately 20% of the merchandise we sell. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access to brands or products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States, substantially all of which are shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, pandemic outbreaks, work stoppages, port strikes, port congestion and delays, and other factors relating to foreign trade are beyond our control and have or could continue to adversely impact our performance and cause us to pay more to obtain inventory or result in having the wrong inventory at the wrong time.

Increases in the price of merchandise, raw materials, fuel, and labor, or their reduced availability, increase our cost of merchandise sold. The price and availability of raw materials may fluctuate substantially, depending on a variety of factors, including demand, weather, supply conditions, transportation costs, energy prices, work stoppages, government regulation and policy, economic climates, market speculation, and other unpredictable factors. An inability to mitigate these cost increases, unless sufficiently offset with our pricing actions, might cause a decrease in our operating results. Any related pricing actions might cause a decline in our sales volume. Additionally, a reduction in the availability of raw materials could impair the ability to meet production or purchasing requirements in a timely manner. Both the increased cost and lower availability of merchandise, raw materials, fuel, and labor may also have an adverse impact on our cash and working capital needs as well as those of our suppliers.

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

We believe the Kohl's brand name and many of our private brand names are powerful sales and marketing tools. We devote significant resources to develop, promote, and protect private brands that generate national recognition. In some cases, the private brands or the marketing of such brands are tied to or affiliated with well-known individuals. We also associate the Kohl’s brand with third-party national brands that we sell in our store and through our partnerships with companies in pursuit of strategic initiatives. Further, we focus on ESG as a key component of our strategy, and we have made regular public disclosures on our ESG efforts. For example, we publish an annual ESG report to share information with our partners, shareholders, customers, and associates regarding our ESG progress. These disclosures reflect our goals and other expectations and assumptions, which are necessarily uncertain and may not be realized. At the same time, investor and other stakeholder expectations, and voluntary and regulatory ESG disclosure standards and policies continue to evolve. Damage to the reputations (whether or not justified) of the Kohl’s brand, our private brand names, or any affiliated individuals or companies with which we have partnered, could arise from product failures; concerns about human rights, working conditions, and other labor rights and conditions where merchandise is produced; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; perceptions of the national vendors and/or third party companies with which we partner; failure to realize our ESG goals on a timely basis or at all; failure to meet evolving investor and other stakeholder expectations with respect to ESG matters; or various other forms of adverse publicity, especially in social media outlets. This type of reputational damage may result in a reduction in sales, operating results, and shareholder value.

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

A significant portion of our business is apparel and is subject to weather conditions. As a result, our operating results may be adversely affected by severe or unexpected weather conditions (including those that may be caused by climate change). Frequent or unusually heavy snow, ice, or rain storms; natural disasters such as earthquakes, tornadoes, floods, fires, and hurricanes; or extended periods of unseasonable temperatures could adversely affect our performance by affecting consumer shopping patterns and diminishing demand for seasonal merchandise. In addition, these events could cause physical damage to our properties or impact our supply chain, making it difficult or impossible to timely deliver seasonally appropriate merchandise. Although we maintain crisis management and disaster response plans, our mitigation strategies may be inadequate to address such a major disruption event.

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

Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The private Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations are shared similar to the revenue when interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program.

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

We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. In January 2023, we upsized our unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and debt ratings. During 2022, our credit ratings were reduced below investment grade, which resulted in an increase in the interest rate on a portion of our long-term debt. Further downgrades would cause our cost of borrowing to further increase. Declines in our credit ratings may also adversely affect our ability to access the debt markets and the terms and our cost of funds for new debt issuances. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing may be negatively impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). The terms of current and future debt agreements could restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our revolving credit facility, the lenders under that agreement will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our revolving credit facility could trigger a cross-default, acceleration, or other consequences under other indebtedness or financial instruments to which we are a party. If our access to capital was to become significantly constrained or our cost of capital was to increase significantly our financial condition, results of operations, and cash flows could be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Stores

As of January 28, 2023, we operated 1,170 Kohl's stores with 82 million selling square feet in 49 states. Our typical store lease has an initial term of 20-25 years and four to eight five-year renewal options. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Some of our store leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our Kohl's stores as of January 28, 2023:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	20	Arkansas	8
Maryland	23	Maine	5	Kansas	11
Pennsylvania	51	Massachusetts	26	Louisiana	7
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	8	New Jersey	38	Oklahoma	11
		New York	50	Texas	87
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	118	Total Northeast	156	Total South Central	151

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	41	Florida	51	Arizona	26
Iowa	18	Georgia	33	California	117
Michigan	46	Kentucky	18	Colorado	24
Minnesota	28	Mississippi	5	Idaho	6
Nebraska	8	North Carolina	31	Montana	3
North Dakota	4	South Carolina	17	Nevada	13
Ohio	59	Tennessee	20	New Mexico	5
South Dakota	4			Oregon	11
Wisconsin	41			Utah	12
				Washington	21
				Wyoming	2
Total Midwest	315	Total Southeast	189	Total West	241

Location		Ownership
Strip centers	947	Owned	409
Freestanding	160	Leased	518
Community & regional malls	63	Ground leased	243

Distribution Centers

The following table summarizes key information about each of our distribution and e-fulfillment centers:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
E-commerce fulfillment centers:
Monroe, Ohio	2001	1,225,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000
Etna, Ohio	2021	1,300,000

We own all of the distribution and e-fulfillment centers except the San Bernardino, California locations and Corsicana, Texas, which are leased.

Corporate Facilities

We own our corporate headquarters in Menomonee Falls, Wisconsin. We also own or lease additional buildings and office space, which are used by various corporate departments, including our credit operations.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 7, Contingencies, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which is incorporated by reference in response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about Our Executive Officers

Our executive officers as of March 5, 2023 were as follows:

Name	Age	Position
Thomas A. Kingsbury	70	Chief Executive Officer
Jill Timm	49	Chief Financial Officer
Marc Chini	65	Senior Executive Vice President, Chief People Officer
Jennifer Kent	51	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary
Siobhán Mc Feeney	51	Senior Executive Vice President, Chief Technology Officer
Christie Raymond	53	Senior Executive Vice President, Chief Marketing Officer

Thomas A. Kingsbury

Mr. Kingsbury has served as our Chief Executive Officer since February 2023 and previously served as our Interim CEO from December 2022 through January 2023 and as a director since May 2021. Mr. Kingsbury has more than 40 years of experience in the retail industry. Prior to joining the Company in December 2022, he held a variety of company and board leadership roles at Kohl’s, Burlington Stores, Inc., and The May Department Stores Company. He led Burlington Stores, Inc. as President and Chief Executive Officer from 2008 to 2019 and served on the Burlington Stores Board of Directors from 2008 to 2020, including as Chairman from 2014 to 2019 and as Executive Chairman from 2019 to 2020.

Jill Timm

Ms. Timm has served as Chief Financial Officer since November 2019. Ms. Timm joined the Company in 1999 and has held a number of progressive leadership roles across several areas of finance, most recently having served as Executive Vice President of Finance. Prior to joining the Company, she served as senior auditor at Arthur Andersen LLP. Ms. Timm has more than 20 years of experience in the retail industry.

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

Jennifer Kent

Ms. Kent has served as Senior Executive Vice President, Chief Legal Officer and Corporate Secretary since February 2023. Prior to joining the Company, Ms. Kent served in various legal leadership roles at Quad/Graphics, Inc., a publicly traded Milwaukee-based company, since 2010, most recently having served as its Executive Vice President and Chief People & Legal Officer and Corporate Secretary since 2015. Ms. Kent also held a variety of other legal roles throughout her career, including as an Associate General Counsel at Harley-Davidson Motor Company, an Assistant United States Attorney at the U.S. Attorney’s Office, and as an associate at Foley & Lardner LLP. Ms. Kent has over 25 years of legal experience.

Siobhán Mc Feeney

Ms. Mc Feeney has served as Senior Executive Vice President, Chief Technology Officer since July 2022. She joined the Company in January 2020 as Senior Vice President, Technology. Prior to joining the Company, Ms. Mc Feeney served in a number of technology leadership roles, including leading innovation and strategy at Pivotal Software, Inc. where she focused on enabling large clients to develop new ways of working. Ms. Mc Feeney has also held various leadership roles at AAA Northern California, including Chief Financial Officer, Chief Information Officer, and Interim Chief Executive Officer. Ms. Mc Feeney has more than 25 years of technology and finance experience.

Christie Raymond

Ms. Raymond has served as Senior Executive Vice President, Chief Marketing Officer since August 2022. She joined the Company in October 2017 as Senior Vice President, Media and Personalization and was promoted to Executive Vice President, Customer Engagement, Analytics & Insights in June 2020. Prior to joining the Company, she served in marketing, new business, and strategic planning leadership roles at The Walt Disney Company and Aspen Club Technologies. Ms. Raymond has nearly 15 years of marketing and retail industry experience.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

Holders

As of March 8, 2023, there were approximately 3,300 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index, the S&P 500 Retailing Index, and the Peer Group Index. The S&P 500 Retailing Index was calculated by S&P Global, a Standard & Poor’s business and includes companies within the S&P Retailing Index. The S&P 500 Retailing Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on February 3, 2018 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Feb 3, 2018	Feb 2, 2019	Feb 1, 2020	Jan 30, 2021	Jan 29, 2022	Jan 28, 2023
Kohl’s Corporation	$100.00	$108.79	$73.34	$78.39	$108.98	$60.28
S&P 500 Index	100.00	99.94	121.49	142.45	172.36	160.94
S&P 500 Retailing Index	100.00	108.22	130.53	184.54	195.42	161.84
Peer Group Index	100.00	110.16	122.23	137.23	146.12	165.47

The companies included in the Peer Group are: Bed Bath & Beyond, Inc.; Best Buy Co., Inc.; Burlington Stores, Inc.; DICK'S Sporting Goods, Inc.; Dollar Tree, Inc.; Foot Locker, Inc.; The Gap, Inc.; Macy’s, Inc.; Nordstrom, Inc.; Ross Stores, Inc.; The TJX Companies, Inc.; and Ulta Beauty, Inc. The Peer group is being replaced with the S&P 500 retailing index going forward as the S&P retailing index provides a relevant comparison against which to measure our stock performance due to the broader group of participants.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities in fiscal year 2022 that were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 28, 2023:

Period(1)	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Millions)
October 30 - November 26, 2022	6,140,576	$16.29	6,139,693	$2,476
November 27 – December 31, 2022	7,712	27.19	—	2,476
January 1 - January 28, 2023	962	28.98	—	2,476
Total	6,149,250	$16.31	6,139,693

1) During the third quarter of 2022 we entered into a $500 million accelerated share repurchase agreement ("ASR") and received an initial delivery of 11.8 million shares, representing 80% of the total shares that were expected to be repurchased under the ASR. Final settlement occurred during the fourth quarter of 2022 with an additional 6.1 million shares of common stock being delivered. The ASR was part of the $3.0 billion share repurchase program authorized by our Board of Directors in February 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,170 stores and a website (www.Kohls.com) as of January 28, 2023. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2022 as compared to 2021 include:

•
Net sales decreased 7.1%, to $17.2 billion, with comparable sales down 6.6%.
•
Gross margin as a percent of net sales was 33.2%, a decrease of 485 basis points.
•
SG&A expenses increased 2.0%, to $5.6 billion. As a percentage of total revenue, SG&A expense was 30.9%, an increase of 268 basis points.
•
Operating income was $246 million compared to $1.7 billion in the prior year. As a percentage of total revenue, operating income was 1.4%, a decrease of 729 basis points.
•
Net loss of $19 million, or ($0.15) per diluted share. This compares to net income of $938 million, or $6.32 per diluted share, and adjusted net income of $1.1 billion, or $7.33 per diluted share, in the prior year.
•
Operating cash flow was $282 million.

Our Strategy

Kohl's strategy is focused on delivering long-term shareholder value through driving improved sales and profitability. Key strategic focus areas for the Company include: driving top line growth, delivering a long-term operating margin of 7% to 8%, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture. In the context of these strategic focus areas, the Company outlined the following priorities for 2023: enhancing the customer experience, accelerating and simplifying its value strategies, managing inventory and expenses with discipline, and strengthening the balance sheet.

Financial and Capital Outlook

For fiscal year 2023, the Company currently expects the following:

•
Net sales: A decrease (2%) to (4%), including the impact of the 53rd week which is worth approximately 1%.
•
Operating margin: Approximately 4.0%.
•
Diluted earnings per share: In the range of $2.10 to $2.70, excluding any non-recurring charges.
•
Capital expenditures: $600 million to $650 million, including the expansion of the Sephora arrangement and store refresh activity.

Results of Operations

For our comparison and discussion of 2021 and 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2021 Form 10-K.

Net Sales

Net sales includes revenue from the sale of merchandise, net of expected returns, and shipping revenue.

Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than 12 months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores.

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

The following graph summarizes net sales dollars and comparable sales over the prior year. As our stores were closed for a period during 2020, we have not included a discussion of 2020 or 2021 comparable sales as we do not believe it is a meaningful metric over this period of time.

2022 compared to 2021

Net sales decreased $1.3 billion, or (7.1%), to $17.2 billion for 2022.

•
The decrease in net sales was driven by lower sales in both stores and digital as a result of lower traffic. The impact of a higher average ticket was offset by lower units per transaction.
•
Digital sales decreased 7% for the year. Digital penetration represented 32% of net sales in 2022.
•
Men's, Women's, and Accessories, which includes Sephora, outperformed the Company average.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue:

(Dollars in Millions)
$937
$962
$924
2022
2021
2020

Other revenue decreased $25 million in 2022. The decrease in 2022 was driven by a decrease in credit revenue due to lower overall accounts receivable balances and a normalizing loss rate.

On March 14, 2022, we amended and restated our private label credit card program agreement with Capital One. The agreement ends on March 31, 2030. The agreement will operate in substantially the same manner as it currently operates, and with planned modernization of technology and processes.

Cost of Merchandise Sold and Gross Margin

Cost of merchandise sold includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental, and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for digital sales; and terms cash discount. Our cost of merchandise sold may not be comparable with that of other retailers because we include distribution center and buying costs in selling, general, and administrative (SG&A) expenses while other retailers may include these expenses in cost of merchandise sold.

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales:

Gross margin is calculated as net sales less cost of merchandise sold. Gross margin as a percent of net sales decreased 485 basis points in 2022 compared to 2021. The decrease in gross margin was driven by increased permanent markdowns taken to address inventory levels, elevated freight, and headwinds from product cost inflation and higher shrink.

We expect gross margin to stabilize in 2023 and to be in the 36.0% to 36.5% range. We expect the promotional environment to remain competitive, but expect progressive benefits as freight and product cost inflation moderate in the second half of the year.

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

The following graph summarizes the changes in SG&A by expense type between 2021 and 2022:

SG&A increased $109 million, or 2.0%, to $5.6 billion for 2022. As a percentage of revenue, SG&A deleveraged by (268) basis points.

The increase was primarily driven by an increase in stores as we made strategic investments in our stores to support the approximately 400 Sephora shop-in-shop openings this year compared to the 200 openings last year as well as increased wages. Technology was driven by higher investment in new technology initiatives. Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $457 million for 2022 compared to $449 million for 2021. Partially offsetting the increases were savings across our credit, marketing, and corporate areas.

In 2023, SG&A dollars are expected to deleverage slightly, with wage inflation continuing to be a headwind, offset by benefits from a more efficient organization structure, and fewer Sephora openings in 2023.

Other Expenses

(Dollars in Millions)	2022	2021	2020
Depreciation and amortization	$808	$838	$874
Impairments, store closing, and other costs	—	—	89
(Gain) on the sale of real estate	—	—	(127)
Interest expense, net	304	260	284
Loss on extinguishment of debt	—	201	—

Depreciation and amortization decreased in 2022, driven by reduced capital spending in technology.

Net interest expense increased in 2022 compared to 2021 due to more financing leases as well as borrowings under the revolving credit facility. This was partially offset by less interest expense in the first quarter of 2022 due to the debt reductions in 2021.

In 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

(Dollars in Millions)	2022	2021	2020
(Benefit) provision for income taxes	$(39)	$281	$(383)
Effective tax rate	68.1%	23.1%	70.2%

The effective tax rate for 2022 was higher than the effective tax rate for 2021 because of the impact of favorable results from uncertain tax positions as well as federal tax credits relative to consolidated book net income (loss).

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income (Loss)	(Loss) Income before Income Taxes	Net (Loss) Income	(Loss) Earnings per Diluted Share
2022
GAAP	$246	$(58)	$(19)	$(0.15)
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	—	—	—	—
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP)(1)	$246	$(58)	$(19)	$(0.15)
2021
GAAP	$1,680	$1,219	$938	$6.32
Loss on extinguishment of debt	—	201	201	1.35
Impairments, store closing, and other costs	—	—	—	—
(Gain) on sale of real estate	—	—	—	—
Income tax impact of items noted above	—	—	(50)	(0.34)
Adjusted (non-GAAP)	$1,680	$1,420	$1,089	$7.33
2020
GAAP	$(262)	$(546)	$(163)	$(1.06)
Loss on extinguishment of debt	—	—	—	—
Impairments, store closing, and other costs	89	89	89	0.58
(Gain) on sale of real estate	(127)	(127)	(127)	(0.82)
Income tax impact of items noted above	—	—	15	0.09
Adjusted (non-GAAP)	$(300)	$(584)	$(186)	$(1.21)

(1) Amounts shown for 2022 are GAAP as there are no adjustments to Non-GAAP. These amounts are shown for comparability purposes.

We believe the adjusted results in the GAAP to Non-GAAP table are useful because they provide enhanced visibility into our results for the periods excluding the impact of certain items such as those included in the table. However, these non-GAAP financial measures are not intended to replace the comparable GAAP measures.

Inflation

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel, and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return, maintain a strong balance sheet, and achieve an investment grade rating. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in our business to drive long-term profitable growth; second we pay a quarterly dividend; and third we return excess cash to shareholders through our share repurchase program. In addition, when appropriate, we will complete debt reduction transactions.

We are committed to rebuilding our cash balances and reducing leverage to our long term target of 2.5 times utilizing an eight times cash rent calculation for lease obligations. We will continue to invest in the business, as we plan to invest $600 to $650 million in 2023, including the expansion of the Sephora arrangement and store refresh activity, and we remain committed to the dividend. On February 21, 2023, our Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on March 29, 2023 to all shareholders of record at the close of business on March 15, 2023. We replaced and upsized the revolver in January 2023 to enhance our liquidity and flexibility and will utilize it to fund working capital as well as retire bonds as they become due, with the goal of reducing the debt portfolio. We retired the $164 million of notes due in February 2023, and plan on retiring the $111 million of notes due December 2023 when they mature. We are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times.

Our period-end cash and cash equivalents balance decreased to $153 million from $1.6 billion in 2021. Our cash and cash equivalents balance includes short-term investments of $10 million and $1.5 billion as of January 28, 2023, and January 29, 2022, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Share repurchases • Debt reduction	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

The following table includes cash balances and changes:

(Dollars in Millions)	2022	2021	2020
Cash and cash equivalents	$153	$1,587	$2,271
Net cash provided by (used in):
Operating activities	$282	$2,271	$1,338
Investing activities	(783)	(570)	(137)
Financing activities	(933)	(2,385)	347
Free cash flow (a)	$(639)	$1,556	$908
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

Operating activities generated cash of $282 million in 2022 compared to $2.3 billion in 2021. Operating cash flow decreased primarily due to lower net income and a decrease in accounts payable due to late arriving receipts in 2021. Additionally in 2021 we received a tax refund related to the net loss we incurred in 2020 and the carryback provision under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Net cash used in investing activities increased $213 million to $783 million in 2022. The increase was primarily driven by in-store investments related to Sephora shop-in-shop build-outs, store refreshes, and other customer experience and sales driving enhancements.

The following chart summarizes capital expenditures by major category:

In 2022, we opened 406 full size Sephora-branded retail shop-in-shops and now have a total of 606 full size Sephora shop-in-shops open. In 2023, we are planning to open at least 250 full size and 50 small format Sephora shop-in-shops. In 2023, we anticipate capital expenditures of approximately $600 to $650 million to support the Sephora shop-in-shops and store refresh activity. We will continue to invest in enhancing our omni-channel capabilities.

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

In September 2022, Standard & Poor's downgraded our credit rating from BBB- to BB+. Additionally, in December 2022, Moody's downgraded our credit rating from Baa2 to Ba2.

As of January 28, 2023, our credit ratings and outlook were as follows:

	Moody’s	Standard & Poor’s	Fitch
Long-term debt	Ba2	BB+	BBB-
Outlook	Stable	Stable	Stable

As a result of Standard & Poor's downgrade, the interest rate on our 3.375% notes and 9.50% notes increased 25 bps due to the coupon adjustment provisions within these notes. Additionally, Moody's downgrade will increase the interest rate on these two notes an additional 50 bps in May 2023 due to the coupon adjustment provisions within these notes. If our credit ratings are lowered further, our ability to access the public debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same.

The majority of our financing activities include repurchases of common stock, proceeds and/or repayments of long-term debt, and dividend payments. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities used $933 million in 2022 compared to $2.4 billion in 2021. The decrease is driven by a reduction of treasury stock purchases in 2022 compared to 2021 as well as debt reduction activities in 2021 as discussed below.

In March 2021, we issued $500 million in aggregate principal amount of 3.375% notes with semi-annual interest payments beginning in November 2021. The notes include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investors Service, Inc, both of which occurred in 2022. The notes mature in May 2031.

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

In January 2023, we entered into a Credit Agreement with various lenders which provides for a $1.5 billion senior secured, asset based revolving credit facility that will mature in January 2028 and replaced our existing senior unsecured revolving credit facility. The revolver is secured by substantially all of our assets other than real estate, and contains customary events of default and financial, affirmative, and negative covenants, including but not limited to, a springing financial covenant related to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. Borrowings under the revolving credit facility, recorded as short-term debt, has $85 million outstanding as of January 28, 2023, and approximately $1.4 billion remains available under the revolver. No amounts were outstanding at January 29, 2022 under our previous credit agreement.

We purchased treasury stock of $658 million in 2022 compared to $1.4 billion in 2021. $158 million of the 2022 purchases were made pursuant to a Rule 10b5-1 plan adopted in November 2021. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. On August 18, 2022, we entered into an accelerated share repurchase ("ASR") pursuant to the previously announced share repurchase program, with Goldman Sachs & Co. LLC ("Goldman Sachs") to repurchase $500 million of the Company's common stock. On August 22, 2022, we received an initial delivery of 11.8 million shares of common stock, representing 80% of the total shares expected to be repurchased under the ASR. Final settlement occurred on November 7, 2022 with an additional 6.1 million shares of common stock being delivered, resulting in a total of 17.9 million shares with an average price of approximately $28 per share.

Cash dividend payments were $239 million ($2.00 per share) in 2022 and $147 million ($1.00 per share) in 2021.

Free Cash Flow

We had negative free cash flow of $639 million for 2022 compared to $1.6 billion free cash flow generated in 2021. The decrease is primarily due to less operating cash flow due to a net loss as well as increased capital expenditures to support the investments related to Sephora shop-in-shop build-outs, store refreshes, and other customer experience and sales driving enhancements. Free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and finance lease and financing obligation payments. Free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and net cash provided by operating activities. We believe that free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to free cash flow (a non-GAAP measure):

(Dollars in Millions)	2022	2021	2020
Net cash provided by operating activities	$282	$2,271	$1,338
Acquisition of property and equipment	(826)	(605)	(334)
Finance lease and financing obligation payments	(106)	(125)	(105)
Proceeds from financing obligations	11	15	9
Free cash flow	$(639)	$1,556	$908

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	2022	2021
Working capital	$621	$1,737
Current ratio	1.20	1.53

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio are primarily due to lower cash balances as a result of a decrease in cash provided by operating activities and higher capital expenditures.

Return on Investment Ratio

The following table shows our return on investment ratio (a non-GAAP financial measure):

	2022	2021	2020
Adjusted return on gross investment ("ROI")	6.7%	14.9%	4.7%

Changes in earnings drove changes in our return on investment ratio.

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

Capital Structure Ratio

The following table shows our capital structure ratio (a non-GAAP financial measure):

	2022	2021
Adjusted debt to EBITDAR	4.92	2.33

Adjusted debt to EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by EBITDAR. The increase in our adjusted debt to EBITDAR ratio is primarily due to lower operating income. Our current goal is to achieve a ratio that demonstrates our commitment to an investment grade rating and allows us to operate with an efficient capital structure for our size, growth plans, and industry. Our adjusted debt to EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies. Adjusted debt to EBITDAR should be evaluated in addition to, and not considered a substitute for, other GAAP financial measures. See the key financial ratio calculations section below for our adjusted debt to EBITDAR calculation.

Key Financial Ratio Calculations

The following table includes our ROI calculation. All ratios are non-GAAP financial measures:

(Dollars in Millions)	2022	2021	2020
Operating income (loss)	$246	$1,680	$(262)
Depreciation and amortization	808	838	874
Rent expense	264	298	314
EBITDAR	1,318	2,816	926
Impairments, store closing, and other costs	—	—	89
(Gain) on sale of real estate	—	—	(127)
Adjusted EBITDAR	$1,318	$2,816	$888
Average: (a)
Total assets	$15,302	$15,308	$15,288
Cash equivalents and long-term investments (b)	(383)	(1,779)	(1,704)
Other assets	(50)	(52)	(30)
Accumulated depreciation and amortization	8,339	7,916	7,414
Accounts payable	(1,641)	(1,633)	(1,559)
Accrued liabilities	(1,254)	(1,308)	(1,193)
Other long-term liabilities	(366)	(375)	(275)
Gross investment	$19,947	$18,077	$17,941
Less: Operating lease, finance lease, and financing obligation assets (c)	$(4,699)	$(3,861)	$(3,442)
Add: Cash-based lease equivalent debt (c)	4,488	4,650	4,383
Adjusted gross investment	$19,736	$18,866	$18,882
Adjusted ROI (d)	6.7%	14.9%	4.7%
(a)
Represents average of five most recent quarter-end balances.
(b)
Represents excess cash not required for operations.
(c)
Lease assets presented under US GAAP are replaced with eight times cash rent for operating leases, finance leases, and financial obligations. A summary of cash rent can be found in Note 3 of the Consolidated Financial Statements. Management believes this normalizes for timing within the lease term and the impact of lease amendments triggered by our investment in the Sephora shop-in-shops.
(d)
Adjusted EBITDAR divided by adjusted gross investment.

The following table includes our adjusted debt to EBITDAR calculation:

(Dollars in Millions)	2022	2021
Finance lease and financing obligations	$2,880	$2,251
Borrowings under revolving credit facility	85	—
Long-term debt	1,912	1,910
Total debt	$4,877	$4,161
Operating leases	2,689	2,624
Total debt (including operating leases)	$7,566	$6,785
Less: Operating lease, finance lease, and financing obligation liabilities (a)	(5,569)	(4,875)
Add: Cash-based lease equivalent debt (a)	4,488	4,650
Adjusted debt	$6,485	$6,560
Operating income	$246	$1,680
Depreciation and amortization	808	838
Rent expense	264	298
EBITDAR	$1,318	$2,816
Adjusted debt to EBITDAR	4.92	2.33
(a)
Lease obligations presented under US GAAP are replaced with eight times cash rent for operating leases, finance leases, and financial obligations. A summary of cash rent can be found in Note 3 of the Consolidated Financial Statements. Management believes this normalizes for timing within the lease term and the impact of lease amendments triggered by our investment in the Sephora shop-in-shops.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of January 28, 2023, we were in compliance with all covenants and expect to remain in compliance during 2023.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, principal and interest payments for leases, and other purchase obligations. See Notes 2 and 3 to the Consolidated Financial Statements for amounts outstanding on January 28, 2023 related to debt and leases.

Other purchase obligations primarily include royalties, legally binding minimum lease and interest payments for stores opening in 2023 or later, as well as payments associated with technology, marketing, and donation agreements. The obligations were $608 million as of January 28, 2023.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end fiscal 2022.

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

Retail Inventory Method and Inventory Valuation

The majority of our merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. A reserve is recorded if the future estimated selling price is less than cost.

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

Vendor Allowances

We frequently receive allowances from our vendors for markdowns that we have taken in order to sell the vendors' merchandise and/or to support gross margins earned on those sales. This markdown support generally relates to sold inventory or permanent markdowns and, accordingly, is reflected as a reduction to cost of merchandise sold. Markdown support related to merchandise that has not yet been sold is recorded in inventory.

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

Sephora Arrangement

In 2020, we entered into an arrangement with Sephora to be the exclusive beauty offering at Kohl's and bring a transformational, elevated beauty experience to Kohl’s. We sell prestige beauty products through Sephora-branded retail shop-in-shops in certain Kohl’s stores and through a Sephora-branded offering on Kohls.com. We have opened 606 full size shop-in shops to date and are planning to open at least 250 full size and 50 small format Sephora shop-in-shops in 2023.

Both parties to the arrangement are active participants and are exposed to significant risks and rewards dependent on the success of the activities of the arrangement. The arrangement involves various activities including the merchandising, marketing, and operations of the shops and Kohls.com. Kohl’s is the principal on sales transactions with our customers and we recognize sales, cost of merchandise sold, and operating expenses in the respective lines on our consolidated statements of operations. Kohl’s owns and manages the inventory and funds capital expenditures for the arrangement. The parties share equally in the operating profit of the arrangement which incorporates all expenses to run the arrangement including depreciation expense related to the assets. Amounts due to Sephora for their share of the operating profits are recorded in cost of merchandise sold.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our operating results are subject to interest rate risk as the $600 million of notes issued in April 2020, $113 million of which remain outstanding, and the $500 million of notes issued in March 2021 include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody's Investors Service, Inc., both of which occurred in 2022. All other long-term debt is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

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

Report Of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

Description of the Matter

Merchandise Inventories

At January 28, 2023, the Company’s merchandise inventories balance was $3.2 billion. As described in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM results in inventory valued at lower of cost or market since permanent markdowns are taken as a reduction to the retail value of inventories.

The calculation of inventory under RIM includes a number of inputs including the retail value of inventory and adjustments to inventory costs such as markdown allowances, shrinkage and permanent markdowns. As a result of the number of inputs and the involvement of multiple software applications used to capture the high volume of transactions processed by the Company, auditing inventory requires extensive audit effort. In addition, the inventory process is supported by a number of automated and IT dependent controls that elevate the importance of the IT general controls that support the underlying software applications including those developed by the Company.

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

Unrecognized Tax Benefits
Description of the Matter

As described in Note 5 to the consolidated financial statements, at January 28, 2023, the Company had gross unrecognized tax benefits of $219 million. The Company’s uncertain tax positions are subject to audit by federal and state taxing authorities, and the resolution of such audits may span multiple years.

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

To test management’s recognition and measurement of liabilities associated with uncertain tax positions, our audit procedures included, among others, evaluation of the status of open income tax examinations and the potential implications of those examinations on the current year income tax provision based on the application of income tax laws. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also tested the technical merits of existing positions, including an evaluation of whether the positions are more-likely-than-not to be sustained in an examination and the statute of limitations assumptions related to the Company’s calculation of liabilities for uncertain tax positions. We involved our tax professionals to assist in the evaluation of tax law relative to the Company’s open income tax examinations and changes from prior years.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.

Milwaukee, Wisconsin

March 16, 2023

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$153	$1,587
Merchandise inventories	3,189	3,067
Other	394	369
Total current assets	3,736	5,023
Property and equipment, net	7,926	7,304
Operating leases	2,304	2,248
Other assets	379	479
Total assets	$14,345	$15,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,330	$1,683
Accrued liabilities	1,220	1,340
Borrowings under revolving credit facility	85	—
Current portion of:
Long-term debt	275	—
Finance leases and financing obligations	94	118
Operating leases	111	145
Total current liabilities	3,115	3,286
Long-term debt	1,637	1,910
Finance leases and financing obligations	2,786	2,133
Operating leases	2,578	2,479
Deferred income taxes	129	206
Other long-term liabilities	337	379
Shareholders’ equity:
Common stock - 378 and 377 million shares issued	4	4
Paid-in capital	3,479	3,375
Treasury stock, at cost, 267 and 246 million shares	(13,715)	(12,975)
Retained earnings	13,995	14,257
Total shareholders’ equity	$3,763	$4,661
Total liabilities and shareholders’ equity	$14,345	$15,054

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except per Share Data)	2022	2021	2020
Net sales	$17,161	$18,471	$15,031
Other revenue	937	962	924
Total revenue	18,098	19,433	15,955
Cost of merchandise sold	11,457	11,437	10,360
Operating expenses:
Selling, general, and administrative	5,587	5,478	5,021
Depreciation and amortization	808	838	874
Impairments, store closing, and other costs	—	—	89
(Gain) on sale of real estate	—	—	(127)
Operating income (loss)	246	1,680	(262)
Interest expense, net	304	260	284
Loss on extinguishment of debt	—	201	—
(Loss) income before income taxes	(58)	1,219	(546)
(Benefit) provision for income taxes	(39)	281	(383)
Net (loss) income	$(19)	$938	$(163)
Net (loss) income per share:
Basic	$(0.15)	$6.41	$(1.06)
Diluted	$(0.15)	$6.32	$(1.06)

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	2022	2021	2020
Common stock
Balance, beginning of period	$4	$4	$4
Stock-based awards	—	—	—
Balance, end of period	$4	$4	$4

Paid-in capital
Balance, beginning of period	$3,375	$3,319	$3,272
Stock-based awards	39	56	47
Final settlement of accelerated share repurchase	65	—	—
Balance, end of period	$3,479	$3,375	$3,319

Treasury stock
Balance, beginning of period	$(12,975)	$(11,595)	$(11,571)
Treasury stock purchases	(723)	(1,355)	(8)
Stock-based awards	(21)	(27)	(22)
Dividends paid	4	2	6
Balance, end of period	$(13,715)	$(12,975)	$(11,595)

Retained earnings
Balance, beginning of period	$14,257	$13,468	$13,745
Net (loss) earnings	(19)	938	(163)
Dividends paid	(243)	(149)	(114)
Balance, end of period	$13,995	$14,257	$13,468

Total shareholders' equity, end of period	$3,763	$4,661	$5,196

Common stock
Shares, beginning of period	377	377	375
Stock-based awards	1	—	2
Shares, end of period	378	377	377
Treasury stock
Shares, beginning of period	(246)	(219)	(219)
Treasury stock purchases	(21)	(27)	—
Shares, end of period	(267)	(246)	(219)
Total shares outstanding, end of period	111	131	158

Dividends paid per common share	$2.00	$1.00	$0.704

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2022	2021	2020
Operating activities
Net (loss) income	$(19)	$938	$(163)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	808	838	874
Share-based compensation	30	48	40
Deferred income taxes	(84)	(92)	18
Impairments, store closing, and other costs	—	—	64
(Gain) on sale of real estate	—	—	(127)
Loss on extinguishment of debt	—	201	—
Non-cash inventory costs	—	—	187
Non-cash lease expense	106	139	149
Other non-cash expense	30	12	22
Changes in operating assets and liabilities:
Merchandise inventories	(116)	(467)	768
Other current and long-term assets	87	569	(813)
Accounts payable	(353)	206	270
Accrued and other long-term liabilities	(99)	21	199
Operating lease liabilities	(108)	(142)	(150)
Net cash provided by operating activities	282	2,271	1,338
Investing activities
Acquisition of property and equipment	(826)	(605)	(334)
Proceeds from sale of real estate	43	35	197
Net cash used in investing activities	(783)	(570)	(137)
Financing activities
Proceeds from issuance of debt	—	500	2,097
Net borrowings under credit facilities	85	—	—
Deferred financing costs	(6)	(8)	(19)
Treasury stock purchases	(658)	(1,355)	(8)
Shares withheld for taxes on vested restricted shares	(21)	(27)	(22)
Dividends paid	(239)	(147)	(108)
Reduction of long-term borrowing	—	(1,044)	(1,497)
Premium paid on redemption of debt	—	(192)	—
Finance lease and financing obligation payments	(106)	(125)	(105)
Proceeds from financing obligations	11	15	9
Proceeds from stock option exercises	1	1	—
Other	—	(3)	—
Net cash (used in) provided by financing activities	(933)	(2,385)	347
Net (decrease) increase in cash and cash equivalents	(1,434)	(684)	1,548
Cash and cash equivalents at beginning of period	1,587	2,271	723
Cash and cash equivalents at end of period	$153	$1,587	$2,271
Supplemental information
Interest paid, net of capitalized interest	$284	$246	$254
Income taxes paid	111	370	419

See accompanying Notes to Consolidated Financial Statements

1. Business and Summary of Accounting Policies

Business

As of January 28, 2023, we operated 1,170 stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal Year	Ended	Number of Weeks
2022	January 28, 2023	52
2021	January 29, 2022	52
2020	January 30, 2021	52

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $76 million at January 28, 2023 and $64 million at January 29, 2022.

Merchandise Inventories

The majority of our merchandise inventories are valued at the lower of cost or market using RIM. Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM will result in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction of the retail value of inventories. A reserve is recorded if the future estimated selling price is less than cost.

Other Current Assets

Other current assets consist of the following:

(Dollars in Millions)	January 28, 2023	January 29, 2022
Other Receivables	$183	$175
Prepaids	170	164
Income taxes receivable (a)	27	15
Other	14	15
Other current assets	$394	$369
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	January 28, 2023	January 29, 2022
Land	$1,100	$1,109
Buildings and improvements:
Owned	8,225	8,035
Leased	2,446	1,754
Fixtures and equipment	1,807	1,609
Information technology	2,787	2,774
Construction in progress	49	84
Total property and equipment, at cost	16,414	15,365
Less accumulated depreciation and amortization	(8,488)	(8,061)
Property and equipment, net	$7,926	$7,304

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

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	5-40 years
Fixtures and equipment	3-15 years
Information technology	3-5 years

As of January 28, 2023, we had assets held for sale of $19 million.

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. An impairment of $22 million was recorded in 2022 related to corporate facilities in Selling, General, and Administrative Expenses. No impairments were recorded in 2021. We recorded impairments of $68 million in 2020 in Impairments, store closing, and other costs of which $51 million was due to the impact of the COVID-19 pandemic and $17 million was related to impairments of corporate facilities and leases.

Other Noncurrent Assets

Other noncurrent assets consist of the following:

(Dollars in Millions)	January 28, 2023	January 29, 2022
Income taxes receivable (a)	$195	$300
Deferred tax assets	46	39
Other	138	140
Other noncurrent assets	$379	$479
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	January 28, 2023	January 29, 2022
Gift cards and merchandise return cards	$356	$353
Sales, property, and use taxes	184	181
Payroll and related fringe benefits	141	150
Income taxes payable (a)	12	106
Other	527	550
Accrued liabilities	$1,220	$1,340
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

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability, and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $55 million as of January 28, 2023 and $47 million as of January 29, 2022.

For property losses, we are subject to a $5 million self-insured retention ("SIR"). Once the SIR is incurred, each loss is subject to a $250,000 deductible, except for flooding in high hazard zones which is subject to a $1 million deductible, and catastrophic events, such as earthquakes and windstorms, which are subject to a 2-5% deductible.

Treasury Stock

We account for repurchases of common stock and shares withheld in lieu of taxes when restricted stock vests using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

On August 18, 2022, we entered into an ASR with Goldman Sachs to repurchase $500 million of the Company's common stock. This ASR was part of the $3.0 billion share repurchase program authorized by our Board of Directors in February 2022. On August 22, 2022, we received an initial delivery of 11.8 million shares of common stock, representing 80% of the total shares expected to be repurchased under the ASR.

Final settlement occurred on November 7, 2022, with an additional 6.1 million shares of common stock being delivered, resulting in a total of 17.9 million shares with an average purchase price of approximately $28 per share.

Revenue Recognition

Net Sales

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenues. Net sales are recognized when merchandise is received by the customer and we have fulfilled all performance obligations. We do not have any sales that are recorded as commissions.

The following table summarizes net sales by line of business:

(Dollars in Millions)	2022	2021	2020
Women's	$4,654	$4,927	$3,796
Men's	3,679	3,867	2,753
Home	2,791	3,344	3,381
Accessories	2,279	2,100	1,638
Children's	2,176	2,435	2,082
Footwear	1,582	1,798	1,381
Net Sales	$17,161	$18,471	$15,031

•
We maintain various rewards programs where customers earn rewards based on their spending and other promotional activities. The rewards are typically in the form of dollar-off discounts which can be used on future purchases. These programs create performance obligations which require us to defer a portion of the original sale until the rewards are redeemed.
•
Sales are recorded net of returns. We record a reserve based on historical return rates and patterns which reverses sales that we expect to be returned in the following period.
•
Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. During each of the fiscal years 2022, 2021, and 2020, net sales of $158 million, $153 million, and $149 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.
•
Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

Revenue from credit card operations includes our share of the finance charges, late fees, and other revenue less write-offs of uncollectible accounts of the Kohl’s credit card pursuant to the Private Label Credit Card Program Agreement. Expenses related to our credit card operations are reported in Selling, General, and Administrative Expenses.

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

Vendor Allowances

We receive consideration for a variety of vendor-sponsored programs, such as markdown allowances, and promotion and marketing support. The vendor consideration is recorded as earned either as a reduction of Cost of Merchandise Sold or Selling, General, and Administrative Expenses. Promotional and marketing allowances are intended to offset our marketing costs to promote vendors’ merchandise. Markdown allowances are recorded as a reduction of inventory costs.

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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2022	2021	2020
Gross marketing costs	$940	$948	$824
Vendor allowances	(57)	(55)	(36)
Net marketing costs	$883	$893	$788
Net marketing costs as a percent of total revenue	4.9%	4.6%	4.9%

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

Net (Loss) Income Per Share

Basic net (loss) income per share is net (loss) income divided by the average number of common shares outstanding during the period. Diluted net (loss) income per share includes incremental shares assumed for share-based awards and stock warrants. Potentially dilutive shares include unvested restricted stock units and awards, performance share units, and warrants outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted earnings per share (“EPS”) if their effect would be anti-dilutive.

The information required to compute basic and diluted net (loss) income per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2022	2021	2020
Numerator—net (loss) income	$(19)	$938	$(163)
Denominator—weighted average shares
Basic	120	146	154
Impact of dilutive share-based awards	—	2	—
Diluted	120	148	154
Net (loss) income per share:
Basic	$(0.15)	$6.41	$(1.06)
Diluted	$(0.15)	$6.32	$(1.06)

The following potential shares of common stock were excluded from the diluted net (loss) income per share calculation because their effect would have been anti-dilutive:

(Shares in Millions)	2022	2021	2020
Anti-dilutive shares	4	2	6

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

2. Debt

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	January 28, 2023	January 29, 2022
2023	3.25%	3.25%	$164	$164
2023	4.78%	4.75%	111	111
2025	9.50%	9.75%	113	113
2025	4.25%	4.25%	353	353
2029	7.36%	7.25%	42	42
2031	3.40%	3.63%	500	500
2033	6.05%	6.00%	112	112
2037	6.89%	6.88%	101	101
2045	5.57%	5.55%	427	427
Outstanding unsecured senior debt			1,923	1,923
Unamortized debt discounts and deferred financing costs			(11)	(13)
Current portion of unsecured senior debt			(275)	—
Long-term unsecured senior debt			$1,637	$1,910
Effective interest rate at issuance			4.89%	4.89%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.6 billion at January 28, 2023 and $2.0 billion at January 29, 2022.

In September 2022, Standard & Poor's downgraded our credit rating from BBB- to BB+. As a result of the downgrade, our 3.375% notes and 9.50% notes coupon rates have increased 25 bps due to the coupon step provision within these bonds. Additionally, in December 2022, Moody's downgraded our credit rating from Baa2 to Ba2. As a result of the downgrade, the 3.375% notes and 9.50% notes coupon rates will increase another 50 bps in May 2023 due to the coupon step provision within these bonds.

In January 2023, we entered into a Credit Agreement with various lenders which provides for a $1.5 billion senior secured, asset based revolving credit facility that will mature in January 2028 and replaced our existing senior unsecured revolving credit facility. The revolver is secured by substantially all of our assets other than real estate, and contains customary events of default and financial, affirmative, and negative covenants, including but not limited to, a springing financial covenant related to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. As of January 28, 2023, we had $14 million of standby and trade letters of credit outstanding under the credit facility, which reduces the available borrowing capacity. Borrowings under the revolving credit facility, recorded as short-term debt, has $85 million outstanding as of January 28, 2023, and approximately $1.4 billion remains available under the revolver. No amounts were outstanding at January 29, 2022 under our previous credit agreement.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of January 28, 2023, we were in compliance with all covenants of the various debt agreements.

We also had outstanding standby and trade letters of credit outside of the credit facility totaling approximately $64 million at January 28, 2023.

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

Lease liabilities represent our contractual obligation to make lease payments. At the commencement date, the lease liabilities equal the present value of minimum lease payments over the lease term. As the implicit interest rate is not readily identifiable in our leases, we estimate our collateralized incremental borrowing rate to calculate the present value of lease payments.

Leases with a term of 12 months or less are excluded from the balance; we recognize lease expense for these leases on a straight-line basis over the lease term. We combine lease and non-lease components for new and modified leases. The majority of our lease assets and liabilities are for stores that are leased locations.

We opened 406 full size Sephora shop-in-shops within our Kohl's stores during 2022 and now have 606 open as of the end of the fiscal year. We plan on opening at least 250 more full size shops in 2023. Due to the investments we made in the shop-in-shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in an increase in the accounting lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	January 28, 2023	January 29, 2022
Assets
Operating leases	Operating leases	$2,304	$2,248
Finance leases	Property and equipment, net	2,033	1,442
Total operating and finance leases		4,337	3,690
Liabilities
Current
Operating leases	Current portion of operating leases	111	145
Finance leases	Current portion of finance leases and financing obligations	76	87
Noncurrent
Operating leases	Operating leases	2,578	2,479
Finance leases	Finance leases and financing obligations	2,344	1,688
Total operating and finance leases		$5,109	$4,399

Consolidated Statement of Operations
(Dollars in Millions)	Classification	2022	2021	2020
Operating leases	Selling, general, and administrative	$264	$298	$314
Finance Leases
Amortization of leased assets	Depreciation and amortization	126	98	79
Interest on leased assets	Interest expense, net	140	111	102
Total operating and finance leases		$530	$507	$495

Consolidated Statement of Cash Flows
(Dollars in Millions)	2022	2021	2020
Cash paid for amounts included in measurement of leased liabilities
Operating cash flows from operating leases	$266	$311	$305
Operating cash flows from finance leases	133	105	102
Financing cash flows from finance leases	86	93	69

The following table summarizes future lease payments by fiscal year:

	January 28, 2023
(Dollars in millions)	Operating Leases	Finance Leases	Total
2023	$257	$214	$471
2024	243	208	451
2025	235	204	439
2026	229	203	432
2027	227	204	431
After 2027	3,501	3,505	7,006
Total lease payments	$4,692	$4,538	$9,230
Amount representing interest	(2,003)	(2,118)	(4,121)
Lease liabilities	$2,689	$2,420	$5,109

Total lease payments include $1.9 billion related to options to extend operating lease terms that are reasonably certain of being exercised, $3.2 billion related to options to extend finance lease terms that are reasonably certain of being exercised, and excludes $36 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term and discount rate:

	January 28, 2023	January 29, 2022
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	20	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	7%

Other lease information is as follows:

(Dollars in Millions)	2022	2021	2020
Property and equipment acquired through exchange of:
Finance lease liabilities	714	841	128
Operating lease liabilities	179	2	165

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	January 28, 2023	January 29, 2022
Assets
Financing obligations	Property and equipment, net	$49	$55
Liabilities
Current	Current portion of finance leases and financing obligations	18	31
Noncurrent	Finance leases and financing obligations	442	445
Total financing obligations		$460	$476

Consolidated Statement of Operations
(Dollars in millions)	Classification	2022	2021	2020
Amortization of financing obligation assets	Depreciation and amortization	$7	$10	$11
Interest on financing obligations	Interest expense, net	58	41	36
Total financing obligations		$65	$51	$47

Consolidated Statement of Cash Flows
(Dollars in millions)	2022	2021	2020
Cash paid for amounts included in measurement of financing obligations
Operating cash flows from financing obligations	$56	$40	$36
Financing cash flows from financing obligations	20	32	36
Proceeds from financing obligations	11	15	9

The following table summarizes future financing obligation payments by fiscal year:

January 28, 2023
(Dollars in millions)	Financing Obligations
2023	$77
2024	77
2025	76
2026	74
2027	71
After 2027	904
Total lease payments	$1,279
Non-cash gain on future sale of property	166
Amount representing interest	(985)
Financing obligation liability	$460

Total payments exclude $6 million of legally binding payments for contracts signed, but not yet commenced.

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	January 28, 2023	January 29, 2022
Weighted-average remaining term (years)	13	10
Weighted-average discount rate	14%	9%

The following table shows the cash rent out flows for the operating leases, finance leases, and financing obligations:

Consolidated Statement of Cash Flows
(Dollars in millions)	2022	2021	2020
Operating cash flows from operating leases	$266	$311	$305
Operating cash flows from finance leases	133	105	102
Financing cash flows from finance leases	86	93	69
Operating cash flows from financing obligations	56	40	36
Financing cash flows from financing obligations	20	32	36
Total cash rent	$561	$581	$548

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

The total costs for both of these benefit plans were $50 million for 2022, $51 million for 2021 and $50 million for 2020.

5. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	January 28, 2023	January 29, 2022
Deferred tax liabilities:
Property and equipment	$542	$646
Lease assets	1,140	974
Merchandise inventories	33	24
Total deferred tax liabilities	1,715	1,644
Deferred tax assets:
Lease obligations	1,448	1,267
Accrued and other liabilities, including stock-based compensation	201	214
Federal benefit on state tax reserves	26	30
Valuation allowance	(43)	(34)
Total deferred tax assets	1,632	1,477
Net deferred tax liability	$83	$167

Deferred tax assets included in other long-term assets totaled $46 million as of January 28, 2023 and $39 million as of January 29, 2022. As of January 28, 2023, the Company had state net operating loss carryforwards, net of valuation allowances, of $41 million, and state credit carryforwards, net of valuation allowances, of $3 million, which will expire between 2023 and 2043. As of January 29, 2022, state net operating loss carryforwards, net of valuation allowances, were $46 million, and state credit carryforwards, net of valuation allowances, were $8 million.

The components of the (Benefit) provision for income taxes were as follows:

(Dollars in Millions)	2022	2021	2020
Current federal	$39	$311	$(439)
Current state	6	63	38
Deferred federal	(70)	(59)	69
Deferred state	(14)	(34)	(51)
(Benefit) provision for income taxes	$(39)	$281	$(383)

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

(Dollars in Millions)	2022	2021	2020
Taxes computed at federal statutory rate	$(12)	$256	$(115)
State income taxes, net of federal tax benefit	(1)	32	(11)
Federal NOL carryback	−	(4)	(360)
Uncertain tax positions	(16)	7	106
Federal tax credits	(8)	(14)	(2)
Other	(2)	4	(1)
Total	$(39)	$281	$(383)
Effective tax rate	68.1%	23.1%	70.2%

The effective tax rate for the year ended January 28, 2023 was higher than the effective tax rate for the year ended January 29, 2022 because of the impact of favorable results from uncertain tax positions as well as federal tax credits relative to consolidated book net income (loss). The 2020 rate reflects the benefit for the net operating loss carryback provision from the CARES Act enacted on March 27, 2020.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The federal returns subject to examination are the 2008 through 2022 tax years. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2013. Certain states have proposed adjustments, which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

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

(Dollars in Millions)	2022	2021
Balance at beginning of year	$276	$298
Increases due to tax positions taken in prior years	1	12
Increases due to tax positions taken in current year	7	27
Decreases due to:
Tax positions taken in prior years	(57)	(53)
Settlements with taxing authorities	(2)	(3)
Lapse of applicable statute of limitations	(6)	(5)
Balance at end of year	$219	$276

Included above in the tax positions taken in prior years for 2022 is a reclass between the unrecognized tax benefits and the deferred tax liability; it had no impact on the effective tax rate. Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $41 million at January 28, 2023 and $43 million at January 29, 2022. Interest and penalty expenses were ($1) million in 2022, $3 million in 2021, and $18 million in 2020.

Our net unrecognized tax benefits that, if recognized, would affect our effective tax rate were $202 million as of January 28, 2023 and $256 million as of January 29, 2022. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for income taxes recorded on our balance sheet. Receivables included in other current assets totaled $27 million as of January 28, 2023 and $15 million as of January 29, 2022. Receivables included in other long term assets totaled $195 million as of January 28, 2023 and $300 million as of January 29, 2022. The majority of the receivable balance relates to the cash benefit of the 2020 net operating loss that has not yet been received. Payables included in current liabilities totaled $12 million as of January 28, 2023 and $106 million as of January 29, 2022.

6. Stock-Based Awards

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2017 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units, and options to purchase shares of our common stock, to officers, key employees, and directors. As of January 28, 2023, there were 9.0 million shares authorized and 6.7 million shares available for grant under the 2017 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants. We also have outstanding awards which were granted under previous compensation plans.

Annual grants are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year.

Nonvested Restricted Stock Awards and Units

We grant shares of nonvested restricted stock awards and units to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Employee awards generally vest over five years. Director awards vest over the term to which the director was elected, generally one year. In lieu of cash dividends, holders of nonvested stock awards are granted restricted stock equivalents which vest consistently with the underlying nonvested stock awards. Holders of restricted stock units are granted shares upon vesting in lieu of cash dividends.

The fair value of nonvested stock awards and units is the closing price of our common stock on the date of grant. We may acquire shares from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employee’s unvested stock award. Such shares are then designated as treasury shares.

The following table summarizes nonvested stock and restricted stock unit activity, including restricted stock equivalents and restricted stock unit equivalents issued in lieu of cash dividends:

	2022		2021		2020
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,769	$36.17	3,451	$32.09	2,312	$56.24
Granted	1,098	47.67	696	55.31	2,640	20.46
Vested	(1,060)	38.73	(1,165)	35.80	(1,053)	52.83
Forfeited	(368)	41.71	(213)	34.68	(448)	39.21
Balance at end of year	2,439	$39.40	2,769	$36.17	3,451	$32.09

The aggregate fair value of awards at the time of vesting was $41 million in 2022, $42 million in 2021, and $56 million in 2020.

Performance Share Units

We grant performance-based share units ("performance share units") to certain executives. The performance measurement period for these performance share units is three fiscal years. The fair market value of the grants is determined using a Monte-Carlo valuation on the date of grant (Level 3 inputs).

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

The following table summarizes performance share unit activity by year:

	2022		2021		2020
(Shares in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	856	$42.74	1,037	$49.95	1,274	$61.55
Granted	553	40.92	225	58.07	699	19.76
Vested	—	—	(211)	72.21	(826)	42.72
Forfeited	(596)	36.79	(195)	66.88	(110)	46.79
Balance at end of year	813	$45.87	856	$42.74	1,037	$49.95

Stock Options

There are no stock options outstanding as of January 28, 2023 as all remaining option activity occurred during the year.

The following table summarizes our stock option activity:

	2022		2021		2020
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	12	$48.66	36	$52.15	87	$51.78
Exercised	(12)	48.66	(23)	54.00	—	—
Forfeited/expired	—	—	(1)	51.27	(51)	51.53
Balance at end of year	—	—	12	$48.66	36	$52.15

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was less than $1 million in 2022 and 2021, and $0 in 2020.

Stock Warrants

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The fair value was estimated to be $17.52 per warrant using a binomial lattice method. The warrants vest in five equal annual installments, and the first installment vested on January 15, 2020. Total vested and unvested shares as of January 28, 2023 were 1,397,953 and 349,488, respectively. The last installment will vest on January 15, 2024. The warrants will expire on April 18, 2026. Unvested warrants will not vest if the commercial agreement is terminated, not renewed, or if no substitute written returns arrangement is entered into between the parties.

Other Required Disclosures

Stock-based compensation expense, is included in Selling, General, and Administrative Expenses in our Consolidated Statements of Income. Stock-based compensation expense, net of forfeitures, totaled $30 million for 2022, $48 million for 2021, and $40 million for 2020. At January 28, 2023, we had approximately $50 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.

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

8. Subsequent Events

On February 1, 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

On February 2, 2023, our Board of Directors appointed Thomas Kingsbury as Chief Executive Officer of the Company, effective as of February 2, 2023. Mr. Kingsbury has served as Interim Chief Executive Officer since December 2, 2022. Mr. Kingsbury has served as a director of the Company since 2021 and will continue to serve on the Board of Directors.

On February 21, 2023, our Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on March 29, 2023 to all shareholders of record at the close of business on March 15, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 28, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of January 28, 2023, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2023 and January 29, 2022, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

March 16, 2023

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our Directors, the Board of Directors’ committees and our written Code of Ethics, see the applicable portions of the “Corporate Governance Matters” and “Proposal One: Election of Directors” sections of the Definitive Proxy Statement for our 2023 Annual Meeting of Shareholders (“our 2023 Proxy”), which information is incorporated herein by reference.

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

For information with respect to Section 16 reports, see the information provided in the "Delinquent Section 16(a) Reports" section of our 2023 Proxy, which information is incorporated herein by reference.

See also Item 4A, Information about our Executive Officers of Part 1.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Corporate Governance Matters”, “Proposal One: Election of Directors”, "Compensation Committee Report", and "Compensation Discussion & Analysis" sections of our 2023 Proxy, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors, and Management” section of our 2023 Proxy, which information is incorporated herein by reference.

The following table provides information with respect to shares of common stock that may be issued under our existing equity compensation plans as of January 28, 2023:

Plan Category (Shares in Thousands)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,033	—	6,713
Equity compensation plans not approved by security holders(2)	1,747	$69.68	—
Total	3,781	$69.68	6,713
(1)
This amount includes 813,218 shares that may be issued upon the vesting of Performance Share Units ("PSUs") and 1,220,099 shares that may be issued upon the vesting of Restricted Stock Units ("RSUs") granted under the 2017 Long-Term Compensation Plan. PSUs and RSUs do not have an exercise price and therefore have been excluded from the weighted average exercise price calculation in column (b).
(2)
Consists of warrants issued in April 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Director Independence” and “Related Person Transactions” sections of our 2023 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2023 Proxy, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report

1.
Consolidated Financial Statements:

See Index to Consolidated Financial Statements, the Report of Independent Registered Public Accounting Firm, and the Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K.

2.
Financial Statement Schedule:

All schedules have been omitted as they are not applicable.

3.
Exhibits:

Exhibit	Description	Document if Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of the Company	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 16, 2011
3.2	Amended and Restated Bylaws (clean version)	Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 10, 2022
4.1

Certain other long-term debt is described in Note 2 of the Notes to Consolidated Financial Statements. The Company agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt described in Note 2 and not filed herewith.

4.2	Warrant to Purchase Common Stock	Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 23, 2019
4.3	Description of Registrant's Securities	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2020
10.1	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.2	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006
10.3	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.4	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.5	Kohl’s Corporation Annual Incentive Plan*	Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders
10.6	1997 Stock Option Plan for Outside Directors*	Exhibit 4.4 of the Company's registration statements on Form S-8 (File No. 333-26409), filed on May 2, 1997
10.7	Form of Executive Restricted Stock Agreement pursuant to the Kohl’s Corporation 2010 Long Term Compensation Plan (4-year vesting)*	Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 15, 2014

Exhibit	Description	Document if Incorporated by Reference
10.8	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long Term Compensation Plan*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021
10.9	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.10	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.11	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.12	Non-Employee Director Compensation Program*
10.13	Amended and Restated Employment Agreement between Kohl’s Department Stores, Inc. and Kohl’s Corporation and Michelle Gass effective as of September 25, 2017*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 29, 2017
10.14	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Doug Howe effective as of May 14, 2018*	Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.15	Employment Agreement between Kohl's Department Stores, Inc. and Kohl's Corporation and Greg Revelle effective as of April 9, 2018*	Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.16	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Marc Chini dated as of August 30, 2019*	Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.17	Executive Compensation Agreement between Kohl's Department Stores, Inc. and Paul Gaffney dated as of September 16 , 2019*	Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.18	Amended and Restated Executive Compensation Agreement between Kohl's Department Stores, Inc. and Jill Timm dated November 1, 2019*	Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.19	Amended and Restated Executive Compensation Agreement between Kohl's, Inc. and Jason Kelroy dated August 16, 2020*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021
10.20	Form of Restricted Stock Unit Agreement for persons party to an Employment Agreement	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.21	Form of Restricted Stock Unit Agreement for persons party to an Executive Compensation Agreement	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.22	Form of Performance Stock Unit Agreement	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.23	Amended and Restated Credit Card Program Agreement dated as of March 14, 2022, by and between Kohl’s, Inc. and Capital One, National Association.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022
10.24	Amended and Restated Executive Compensation Agreement between Kohl’s, Inc. and Siobhán McFeeney dated as of July 16, 2022.*	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022

Exhibit	Description	Document if Incorporated by Reference
10.25	Amended and Restated Raymond Executive Compensation Agreement between Kohl’s, Inc. and Christie Raymond dated as of August 16, 2022.*	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022
10.26	Cash Award Agreement between Kohl's, Inc. and Jill Timm effective as of November 29, 2022.*	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022
10.27	Credit Agreement, dated as of January 19, 2023, by and among the Company and its subsidiaries, and Wells Fargo Bank, National Association, as agent, and the other lenders party thereto.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 19, 2023
10.28	Cooperation Agreement, dated as of February 2, 2023, by and among Kohl’s Corporation, Macellum Badger Fund, LP and certain of its affiliates.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2023
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*A management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jill Timm
Jill Timm
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ Peter Boneparth	/s/ Thomas A. Kingsbury
Peter Boneparth	Thomas A. Kingsbury
Chairman	Chief Executive Officer
Director (Principal Executive Officer)
/s/ Michael Bender	/s/ Robbin Mitchell
Michael Bender	Robbin Mitchell
Director	Director

/s/ Yael Cosset	/s/ Jonas Prising
Yael Cosset	Jonas Prising
Director	Director

/s/ Christine Day	/s/ John E. Schlifske
Christine Day	John E. Schlifske
Director	Director

/s/ H. Charles Floyd	/s/ Adrianne Shapira
H. Charles Floyd	Adrianne Shapira
Director	Director

/s/ Margaret Jenkins	/s/ Stephanie A. Streeter
Margaret Jenkins	Stephanie A. Streeter
Director	Director