Form 10-Q
period 2023-04-29
KOHLS Corp
filed 2023-06-01
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 26, 2023 Common Stock, Par Value $0.01 per Share, 110,590,659 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$286	$153	$646
Merchandise inventories	3,526	3,189	3,736
Other	347	394	381
Total current assets	4,159	3,736	4,763
Property and equipment, net	7,803	7,926	7,790
Operating leases	2,368	2,304	2,224
Other assets	380	379	476
Total assets	$14,710	$14,345	$15,253

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,310	$1,330	$1,679
Accrued liabilities	1,164	1,220	1,316
Borrowings under revolving credit facility	765	85	—
Current portion of:
Long-term debt	111	275	164
Finance leases and financing obligations	93	94	108
Operating leases	111	111	127
Total current liabilities	3,554	3,115	3,394
Long-term debt	1,637	1,637	1,746
Finance leases and financing obligations	2,710	2,786	2,584
Operating leases	2,634	2,578	2,474
Deferred income taxes	129	129	209
Other long-term liabilities	326	337	390
Shareholders’ equity:
Common stock	2	4	4
Paid-in capital	3,489	3,479	3,395
Treasury stock, at cost	(2,569)	(13,715)	(13,150)
Retained earnings	2,798	13,995	14,207
Total shareholders’ equity	$3,720	$3,763	$4,456
Total liabilities and shareholders’ equity	$14,710	$14,345	$15,253

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	April 29, 2023	April 30, 2022
Net sales	$3,355	$3,471
Other revenue	216	244
Total revenue	3,571	3,715
Cost of merchandise sold	2,047	2,140
Operating expenses:
Selling, general, and administrative	1,238	1,293
Depreciation and amortization	188	200
Operating income	98	82
Interest expense, net	84	68
Income before income taxes	14	14
Provision (benefit) for income taxes	—	—
Net income	$14	$14
Net income per share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	April 29, 2023	April 30, 2022
Common stock
Balance, beginning of period	$4	$4
Stock-based awards	—	—
Retirement of treasury stock	(2)	—
Balance, end of period	$2	$4

Paid-in capital
Balance, beginning of period	$3,479	$3,375
Stock-based awards	10	20
Balance, end of period	$3,489	$3,395

Treasury stock
Balance, beginning of period	$(13,715)	$(12,975)
Treasury stock purchases	—	(158)
Stock-based awards	(12)	(18)
Retirement of treasury stock	11,157	—
Dividends paid	1	1
Balance, end of period	$(2,569)	$(13,150)

Retained earnings
Balance, beginning of period	$13,995	$14,257
Net income	14	14
Retirement of treasury stock	(11,155)	—
Dividends paid	(56)	(64)
Balance, end of period	$2,798	$14,207

Total shareholders' equity, end of period	$3,720	$4,456

Common stock
Shares, beginning of period	378	377
Stock-based awards	—	—
Retirement of treasury stock	(217)	—
Shares, end of period	161	377
Treasury stock
Shares, beginning of period	(267)	(246)
Treasury stock purchases	—	(3)
Retirement of treasury stock	217	—
Shares, end of period	(50)	(249)
Total shares outstanding, end of period	111	128

Dividends paid per common share	$0.50	$0.50

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022
Operating activities
Net income	$14	$14
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	188	200
Share-based compensation	9	18
Deferred income taxes	1	2
Non-cash lease expense	25	31
Other non-cash items	(4)	3
Changes in operating assets and liabilities:
Merchandise inventories	(336)	(668)
Other current and long-term assets	49	(42)
Accounts payable	(20)	(4)
Accrued and other long-term liabilities	(101)	17
Operating lease liabilities	(27)	(31)
Net cash used in operating activities	(202)	(460)
Investing activities
Acquisition of property and equipment	(94)	(221)
Proceeds from sale of real estate	1	4
Other	(1)	—
Net cash used in investing activities	(94)	(217)
Financing activities
Net borrowings under revolving credit facility	680	—
Treasury stock purchases	—	(158)
Shares withheld for taxes on vested restricted shares	(12)	(18)
Dividends paid	(55)	(63)
Repayment of long-term borrowings	(164)	—
Finance lease and financing obligation payments	(25)	(29)
Proceeds from financing obligations	5	4
Net cash provided by (used in) financing activities	429	(264)
Net increase (decrease) in cash and cash equivalents	133	(941)
Cash and cash equivalents at beginning of period	153	1,587
Cash and cash equivalents at end of period	$286	$646
Supplemental information
Interest paid, net of capitalized interest	$60	$45
Income taxes paid	2	5

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission.

Due to the seasonality of the business of Kohl’s Corporation (the “Company,” “Kohl’s,” “we,” “our,” or “us”), results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We operate as a single business unit.

Treasury Stock

We retired 217 million shares of treasury stock during the first quarter of 2023. The shares were returned to the status of authorized but unissued shares. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess of cost over par as a deduction from retained earnings.

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022
Women's	$988	$1,077
Men's	695	710
Accessories (including Sephora)	512	390
Home	433	525
Children's	403	411
Footwear	324	358
Net Sales	$3,355	$3,471

Unredeemed gift cards and merchandise return card liabilities totaled $317 million as of April 29, 2023, $356 million as of January 28, 2023, and $312 million as of April 30, 2022. In the first quarter of 2023 and 2022, net sales of $68 million and $74 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.

3. Debt

Outstanding borrowings under the revolving credit facility, recorded as short-term debt, were $765 million as of April 29, 2023, and approximately $735 million remained available under the revolver as of that date. No amounts were outstanding at April 30, 2022 under our previous credit agreement.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	April 29, 2023	January 28, 2023	April 30, 2022
2023	3.25%	3.25%	$—	$164	$164
2023	4.78%	4.75%	111	111	111
2025	9.50%	9.75%	113	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	3.63%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,759	1,923	1,923
Unamortized debt discounts and deferred financing costs			(11)	(11)	(13)
Current portion of unsecured senior debt			(111)	(275)	(164)
Long-term unsecured senior debt			$1,637	$1,637	$1,746
Effective interest rate at issuance			5.04%	4.89%	4.89%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.3 billion at April 29, 2023, $1.6 billion at January 28, 2023, and $1.9 billion at April 30, 2022.

In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

During the first quarter of 2023, S&P downgraded our senior unsecured credit rating from BB+ to BB and Moody's downgraded our rating from Ba2 to Ba3. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 and 9.50% notes due May 2025 will increase another 50 bps in May 2023 due to the coupon adjustment provisions within these notes. In 2022, our credit rating was also downgraded which resulted in the interest rates increasing 75 bps, of which 25 bps was effective in 2022 and the remaining 50 will become effective in May 2023. In total, the interest rate of the notes will increase 125 bps since their issuance, of which 25 bps was in effect during the three fiscal months ended April 29, 2023 and the remaining 100 bps will be effective in May 2023.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of April 29, 2023, we were in compliance with all covenants of the various debt agreements.

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

We have 607 full size Sephora shop-in-shops within our Kohl's stores as of the end of the first quarter of 2023. We plan on opening at least 250 of the full size shops in 2023. Due to the investments we are making in the shop-in-shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Operating leases	Operating leases	$2,368	$2,304	$2,224
Finance leases	Property and equipment, net	1,950	2,033	1,883
Total operating and finance leases		4,318	4,337	4,107
Liabilities
Current
Operating leases	Current portion of operating leases	111	111	127
Finance leases	Current portion of finance leases and financing obligations	76	76	82
Noncurrent
Operating leases	Operating leases	2,634	2,578	2,474
Finance leases	Finance leases and financing obligations	2,271	2,344	2,140
Total operating and finance leases		$5,092	$5,109	$4,823

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	April 29, 2023	April 30, 2022
Operating leases	Selling, general, and administrative	$67	$69
Finance leases
Amortization of leased assets	Depreciation and amortization	32	29
Interest on leased assets	Interest expense, net	36	32
Total operating and finance leases		$135	$130

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$69	$70
Operating cash flows from finance leases	35	30
Financing cash flows from finance leases	21	22

The following table summarizes future lease payments by fiscal year:

	April 29, 2023
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2023	$193	$159	$352
2024	253	208	461
2025	245	202	447
2026	238	201	439
2027	237	202	439
After 2027	3,672	3,439	7,111
Total lease payments	$4,838	$4,411	$9,249
Amount representing interest	(2,093)	(2,064)	(4,157)
Lease liabilities	$2,745	$2,347	$5,092

The following table summarizes weighted-average remaining lease term and discount rate:

	April 29, 2023	January 28, 2023
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	20	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

Other lease information is as follows:

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	$(56)	$472
Operating lease liabilities	74	11

Financing Obligations

The following tables summarize our financing obligations and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Financing obligations	Property and equipment, net	$47	$49	$53
Liabilities
Current	Current portion of finance leases and financing obligations	17	18	26
Noncurrent	Finance leases and financing obligations	439	442	444
Total financing obligations		$456	$460	$470

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	April 29, 2023	April 30, 2022
Amortization of financing obligation assets	Depreciation and amortization	2	2
Interest on financing obligations	Interest expense, net	16	12
Total financing obligations		$18	$14

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$16	$12
Financing cash flows from financing obligations	4	7
Proceeds from financing obligations	5	4

The following table summarizes future financing obligation payments by fiscal year:

April 29, 2023
(Dollars in Millions)	Financing Obligations
2023	$58
2024	77
2025	75
2026	74
2027	71
After 2027	931
Total lease payments	$1,286
Non-cash gain on future sale of property	157
Amount representing interest	(987)
Financing obligation liability	$456

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	April 29, 2023	January 28, 2023
Weighted-average remaining term (years)	14	13
Weighted-average discount rate	14%	14%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the three months ended April 29, 2023:

	Nonvested Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 28, 2023	2,439	$39.40	813	$45.87
Granted	1,625	22.55	683	20.37
Exercised/vested	(704)	39.56	(582)	23.78
Forfeited/expired	(225)	33.57	(59)	67.99
Balance - April 29, 2023	3,135	$31.05	855	$39.01

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of April 29, 2023 were 1,397,953 and 349,488, respectively.

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

7. Income Taxes

The effective income tax rate for the first quarter of 2023 was 3.8% compared to a (2.8%) net benefit for the first quarter of 2022. In both periods, the tax rate was driven by the recognition of favorable tax items. The impact of the benefit of the favorable tax items, when compared to a low pre-tax income, results in the low tax rate for each period.

8. Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed for share-based units and awards and stock warrants. Potentially dilutive shares include unvested restricted stock units and awards, performance share units, and warrants outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted earnings per share (“EPS”) if their effect would be anti-dilutive.

The information required to compute basic and diluted net income per share is as follows:

	Quarter Ended
(Dollars and Shares in Millions, Except per Share Data)	April 29, 2023	April 30, 2022
Numerator—Net income	$14	$14
Denominator—Weighted-average shares:
Basic	110	127
Dilutive impact	1	2
Diluted	111	129
Net income per share:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Quarter Ended
(Shares in Millions)	April 29, 2023	April 30, 2022
Anti-dilutive shares	3	3

9. Subsequent Events

On May 10, 2023, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on June 21, 2023, to all shareholders of record at the close of business on June 7, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the first quarter” are for the three fiscal months (13 weeks) ended April 29, 2023 or April 30, 2022.

This Form 10-Q contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the information under “2023 Financial and Capital Allocation Outlook,” as well as statements about our future sales or financial performance and our plans, performance, and other objectives, expectations, or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2022 Form 10-K, or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made and we undertake no obligation to update them.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,171 stores and a website (www.Kohls.com) as of April 29, 2023. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size, as well as Sephora at Kohl's shop-in-shop. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•
Net sales decreased 3.3%, to $3.4 billion, with comparable sales down 4.3%.
•
Gross margin as a percentage of net sales was 39.0%, an increase of 67 basis points to last year.
•
SG&A expenses decreased 4.2%, to $1.2 billion. As a percentage of total revenue, SG&A expenses were 34.7%, a decrease of 13 basis points.
•
Operating income was $98 million compared to $82 million in the prior year. As a percentage of total revenue, operating income was 2.8%, an increase of 55 basis points.
•
Net income was $14 million, or $0.13 per share. This compares to net income of $14 million, or $0.11 per share in the prior year.
•
Inventory was $3.5 billion, a decrease of 6%.
•
Operating cash flow was a use of $(202) million.

Our Strategy

Kohl's is focused on delivering long-term shareholder value through driving improved sales and profitability through four key strategies: driving top line growth, delivering a long-term operating margin of 7% to 8%, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture. In 2023, the Company outlined the following priorities to drive this strategy: enhancing the customer experience, accelerating and simplifying its value strategies, managing inventory and expenses with discipline, and strengthening the balance sheet.

2023 Financial and Capital Allocation Outlook

For the full year 2023, the Company affirms its financial outlook and currently expects the following:

•
Net sales: A decrease of (2%) to (4%), includes the impact of the 53rd week which is worth approximately 1%.
•
Operating margin: Approximately 4.0%.
•
Diluted earnings per share: In the range of $2.10 to $2.70, excluding any non-recurring charges.
•
Capital expenditures: $600 million to $650 million, including expansion of its Sephora partnership and store refresh activity.

Results of Operations

Total Revenue

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022	Change
Net sales	$3,355	$3,471	$(116)
Other revenue	216	244	(28)
Total revenue	$3,571	$3,715	$(144)

Net sales decreased 3.3% in the first quarter of 2023 compared to the first quarter of 2022.

•
Comparable sales decreased 4.3% driven by lower digital sales partially offset by positive store sales. Digital sales decreased 19.6%, and digital penetration represented 26% of net sales compared to 30% for the first quarter of 2022. Store sales saw an increase in store traffic and higher units per transaction which more than offset a lower average ticket driven by our clearance actions.
•
From a line of business perspective, Accessories, which includes Sephora, Children's, and Men's outperformed the Company average.
•
Active outperformed the company average with positive growth in apparel and continued success in outdoor.

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

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

Comparable sales and digital penetration measures vary across the retail industry. As a result, our comparable sales calculation and digital penetration may not be consistent with the similarly-titled measures reported by other companies.

Other revenue, which is primarily our credit business, decreased $28 million. The decrease was driven by normalizing credit loss rates.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022	Change
Net sales	$3,355	$3,471	$(116)
Cost of merchandise sold	2,047	2,140	(93)
Gross margin	$1,308	$1,331	$(23)
Gross margin as a percent of net sales	39.0%	38.3%	67	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the first quarter of 2023, gross margin was 39.0%, an increase of 67 basis points compared to the first quarter of 2022. The increase in gross margin was driven by continued benefit from simplifying our value strategies, lower digital-related cost of shipping, and reduced freight expense. Partially offsetting this was headwinds from higher product cost inflation and higher shrink.

Selling, General, and Administrative Expense (“SG&A”)

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022	Change
SG&A	$1,238	$1,293	$(55)
As a percent of total revenue	34.7%	34.8%	(13)	bps

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

The following table summarizes the changes in SG&A by expense type:

Quarter Ended
(Dollars in Millions)	April 29, 2023
Corporate and other	$(18)
Store expenses	(17)
Marketing	(15)
Distribution	(5)
Total decrease	$(55)

SG&A expenses decreased $55 million, or 4.2%, to $1.2 billion. As a percentage of revenue, SG&A leveraged by 13 basis points. The decrease in SG&A during the quarter was primarily driven by lower strategic investments made in our stores to support the Sephora shop-in-shops openings and store refreshes offset by increased wages. Additionally, corporate costs decreased due to $17 million of expenses related to the proxy contest and sale process incurred in the prior year. Lastly, marketing expenses decreased driven by lower investments across all channels.

Other Expenses

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022	Change
Depreciation and amortization	$188	$200	$(12)
Interest expense, net	84	68	16

The decrease in depreciation and amortization was primarily driven by reduced capital spending in technology.

Net interest expense increased due to Sephora related lease amendments as well as borrowings under the revolving credit facility.

Income Taxes

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022	Change
Provision (benefit) for income taxes	$—	$—	$—
Effective tax rate	3.8%	(2.8%)

In both periods, the tax rate was driven by the recognition of favorable tax items. The rates, coupled with low pre-tax income, result in a minimal provision (benefit) for income taxes for each period.

Seasonality and Inflation

Our business, like that of other retailers, is subject to seasonal influences. Sales and income are typically higher during the back-to-school and holiday seasons. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel, energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return and maintain a strong balance sheet, with a long-term objective of achieving an investment grade rating. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in our business to drive long-term profitable growth; second we pay a quarterly dividend; and third we return excess cash to shareholders through our share repurchase program. In addition, when appropriate, we will complete debt reduction transactions.

We will continue to invest in the business, as we plan to invest $600 to $650 million in 2023, including the expansion of the Sephora shops and store refresh activity. We remain committed to the dividend, and on May 10, 2023, our Board of Directors declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on June 21, 2023 to all shareholders of record at the close of business on June 7, 2023. Last, we retired $164 million of notes due in February 2023, and plan on retiring $111 million of notes due December 2023 when they mature. We are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times adjusted earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") utilizing an eight times cash rent calculation for lease obligations.

Our period-end cash and cash equivalents balance decreased to $286 million from $646 million in the first quarter of 2022. Our cash and cash equivalents balance includes short-term investments of $108 million and $431 million as of April 29, 2023, and April 30, 2022, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Quarter Ended
(Dollars in Millions)	April 29, 2023	April 30, 2022	Change
Net cash (used in) provided by:
Operating activities	$(202)	$(460)	$258
Investing activities	(94)	(217)	123
Financing activities	429	(264)	693

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

Operating activities used $202 million in the first quarter of 2023 compared to $460 million used in the first quarter of 2022. Operating cash flow increased year over year due to not repeating the inventory build that occurred in 2022.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Investing activities used $94 million in the first quarter of 2023 and $217 million in the first quarter of 2022. The decrease was primarily driven by less rollouts of Sephora shop-in-shop build-outs and store refreshes planned for 2023.

In 2023, we are planning to open at least 250 full size 2,500 square feet shops and 45 small format 750 square feet Sephora shop-in-shops. At the end of 2023 we plan to have a Sephora presence in over 900 of our stores, including 860 full size and 50 small format shop-in-shops.

Financing Activities

Our financing strategy is to ensure adequate liquidity and access to capital markets. We also strive to maintain a balanced portfolio of debt maturities, while minimizing our borrowing costs. Our ability to access the public debt market has provided us with adequate sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings.

During the first quarter of 2023, S&P downgraded our senior unsecured credit rating from BB+ to BB and Moody's downgraded our rating from Ba2 to Ba3 while both also revising their outlook to negative. While Fitch reaffirmed our credit rating, they also revised their outlook to negative.

As of April 29, 2023, our senior unsecured credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Long-term debt	Ba3	BB	BBB-
Outlook	Negative	Negative	Negative

As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 and 9.50% notes due May 2025 will increase another 50 bps in May 2023 due to the coupon adjustment provisions within these notes. In 2022, our credit rating was also downgraded which resulted in the interest rates increasing 75 bps, of which 25 bps was effective in 2022 and the remaining 50 will become effective in May 2023. In total, the interest rate of the notes will increase 125 bps since their issuance, of which 25 bps was in effect during the three months ended April 29, 2023 and the remaining 100 bps will be effective in May 2023. If our credit ratings are lowered further, our ability to access the public debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same.

The majority of our financing activities include repurchases of common stock, proceeds and/or repayments of long-term debt, and dividend payments. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities generated $429 million in the first quarter of 2023 and used $264 million in the first quarter of 2022.

During the quarter we drew $680 million on our credit facility. As of April 29, 2023, outstanding borrowings under the revolving credit facility were $765 million and were recorded as short-term debt. Approximately $735 million remained available under the revolver as of that date. No amounts were outstanding at April 30, 2022 under our previous credit agreement.

In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

There was no cash used for treasury stock purchases in the first quarter of 2023 compared to $158 million used in the first quarter of 2022. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors.

Cash dividend payments were $55 million ($0.50 per share) in the first quarter of 2023 compared to $63 million ($0.50 per share) in the first quarter of 2022.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	April 29, 2023	April 30, 2022
Working capital	$605	$1,369
Current ratio	1.17	1.40

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio is primarily due to lower cash balances and an increase in borrowings under the revolver.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of April 29, 2023, we were in compliance with all covenants and expect to remain in compliance during the remainder of 2023.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2022 Form 10-K other than borrowings under our revolving credit facility, which have been disclosed in Note 3 of the Consolidated Financial Statements and under "Liquidity and Capital Resources - Financing Activities."

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of April 29, 2023.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risks described in our 2022 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 7, Contingencies, of the notes to our consolidated financial statements included in our 2022 Form 10-K.

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended April 29, 2023:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29 - February 25, 2023	22,722	$32.54	—	$2,476
February 26 - April 1, 2023	445,666	$25.34	—	$2,476
April 2 - April 29, 2023	7,714	$24.77	—	$2,476
Total	476,102	$25.67	—

Item 6. Exhibits

Exhibit	Description
10.1

Executive Compensation Agreement between David Alves and Kohl's, Inc. dated as of March 27, 2023, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on March 31, 2023

10.2

Restricted Stock Unit Agreement by and between Jill Timm and Kohl's Corporation dated as of April 21, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2023

10.3

Employment Agreement between Thomas Kingsbury and Kohl's, Inc. and Kohl’s Corporation dated as of May 10, 2023, incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Current Report on Form 8-K filed on May 12, 2023

10.4	Executive Compensation Agreement between Jennifer Kent and Kohl's, Inc. dated as of February 20, 2023
10.5	Executive Compensation Agreement between Nicholas Jones and Kohl's, Inc. dated as of March 20, 2023
10.6	Letter Agreement between Marc Chini and Kohl’s, Inc. dated as of March 21, 2023
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 1, 2023	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)