Form 10-Q
period 2023-07-29
KOHLS Corp
filed 2023-08-31
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 25, 2023 Common Stock, Par Value $0.01 per Share, 110,688,791 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$204	$153	$222
Merchandise inventories	3,474	3,189	4,034
Other	296	394	374
Total current assets	3,974	3,736	4,630
Property and equipment, net	7,945	7,926	8,228
Operating leases	2,493	2,304	2,296
Other assets	382	379	469
Total assets	$14,794	$14,345	$15,623

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,376	$1,330	$1,497
Accrued liabilities	1,246	1,220	1,426
Borrowings under revolving credit facility	560	85	79
Current portion of:
Long-term debt	111	275	164
Finance leases and financing obligations	84	94	96
Operating leases	93	111	108
Total current liabilities	3,470	3,115	3,370
Long-term debt	1,637	1,637	1,747
Finance leases and financing obligations	2,730	2,786	2,830
Operating leases	2,777	2,578	2,568
Deferred income taxes	121	129	194
Other long-term liabilities	324	337	370
Shareholders’ equity:
Common stock	2	4	4
Paid-in capital	3,502	3,479	3,406
Treasury stock, at cost	(2,569)	(13,715)	(13,151)
Retained earnings	2,800	13,995	14,285
Total shareholders’ equity	$3,735	$3,763	$4,544
Total liabilities and shareholders’ equity	$14,794	$14,345	$15,623

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$3,678	$3,863	$7,033	$7,334
Other revenue	217	224	433	468
Total revenue	3,895	4,087	7,466	7,802
Cost of merchandise sold	2,242	2,332	4,289	4,472
Operating expenses:
Selling, general, and administrative	1,304	1,283	2,542	2,576
Depreciation and amortization	186	206	374	406
Operating income	163	266	261	348
Interest expense, net	89	77	173	145
Income before income taxes	74	189	88	203
Provision for income taxes	16	46	16	46
Net income	$58	$143	$72	$157
Net income per share:
Basic	$0.52	$1.13	$0.65	$1.24
Diluted	$0.52	$1.11	$0.65	$1.22

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Common stock
Balance, beginning of period	$2	$4	$4	$4
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	(2)	—
Balance, end of period	$2	$4	$2	$4

Paid-in capital
Balance, beginning of period	$3,489	$3,395	$3,479	$3,375
Stock-based awards	13	11	23	31
Balance, end of period	$3,502	$3,406	$3,502	$3,406

Treasury stock
Balance, beginning of period	$(2,569)	$(13,150)	$(13,715)	$(12,975)
Treasury stock purchases	—	—	—	(158)
Stock-based awards	(1)	(2)	(13)	(20)
Dividends paid	1	1	2	2
Retirement of treasury stock	—	—	11,157	—
Balance, end of period	$(2,569)	$(13,151)	$(2,569)	$(13,151)

Retained earnings
Balance, beginning of period	$2,798	$14,207	$13,995	$14,257
Net income	58	143	72	157
Dividends paid	(56)	(65)	(112)	(129)
Retirement of treasury stock	—	—	(11,155)	—
Balance, end of period	$2,800	$14,285	$2,800	$14,285

Total shareholders' equity, end of period	$3,735	$4,544	$3,735	$4,544

Common stock
Shares, beginning of period	161	377	378	377
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	(217)	—
Shares, end of period	161	377	161	377
Treasury stock
Shares, beginning of period	(50)	(249)	(267)	(246)
Treasury stock purchases	—	—	—	(3)
Retirement of treasury stock	—	—	217	—
Shares, end of period	(50)	(249)	(50)	(249)
Total shares outstanding, end of period	111	128	111	128

Dividends paid per common share	$0.50	$0.50	$1.00	$1.00

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022
Operating activities
Net income	$72	$157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	374	406
Share-based compensation	20	26
Deferred income taxes	(7)	(12)
Non-cash lease expense	48	56
Other non-cash items	(2)	5
Changes in operating assets and liabilities:
Merchandise inventories	(283)	(964)
Other current and long-term assets	61	(29)
Accounts payable	46	(185)
Accrued and other long-term liabilities	(52)	51
Operating lease liabilities	(49)	(57)
Net cash provided by (used in) operating activities	228	(546)
Investing activities
Acquisition of property and equipment	(338)	(548)
Proceeds from sale of real estate	4	4
Other	(1)	—
Net cash used in investing activities	(335)	(544)
Financing activities
Net borrowings under revolving credit facility	475	79
Treasury stock purchases	—	(158)
Shares withheld for taxes on vested restricted shares	(13)	(20)
Dividends paid	(110)	(127)
Repayment of long-term borrowings	(164)	—
Finance lease and financing obligation payments	(47)	(55)
Proceeds from financing obligations	17	5
Proceeds from stock option exercises	—	1
Net cash provided by (used in) financing activities	158	(275)
Net increase (decrease) in cash and cash equivalents	51	(1,365)
Cash and cash equivalents at beginning of period	153	1,587
Cash and cash equivalents at end of period	$204	$222
Supplemental information
Interest paid, net of capitalized interest	$169	$137
Income taxes paid	6	49

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

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Women's	$1,099	$1,239	$2,087	$2,316
Men's	809	865	1,504	1,575
Accessories (including Sephora)	571	458	1,083	848
Home	462	502	895	1,027
Children's	387	414	790	825
Footwear	350	385	674	743
Net Sales	$3,678	$3,863	$7,033	$7,334

Unredeemed gift cards and merchandise return card liabilities totaled $292 million as of July 29, 2023, $356 million as of January 28, 2023, and $294 million as of July 30, 2022. In the second quarter of 2023 and 2022, net sales of $36 million and $39 million, respectively, were recognized from gift cards redeemed during the current period and issued in prior years. Year to date 2023 and 2022, net sales of $104 million and $113 million, respectively, were recognized during the current period from gift cards redeemed during the current year and issued in prior years.

3. Debt

Outstanding borrowings under the revolving credit facility, recorded as short-term debt, were $560 million as of July 29, 2023. An amount of $85 million under the revolving credit facility was outstanding as of January 28, 2023. Additionally, an amount of $79 million was outstanding at July 30, 2022 under our previous credit agreement.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	July 29, 2023	January 28, 2023	July 30, 2022
2023	3.25%	3.25%	$—	$164	$164
2023	4.78%	4.75%	111	111	111
2025	9.50%	10.75%	113	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	4.63%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,759	1,923	1,923
Unamortized debt discounts and deferred financing costs			(11)	(11)	(12)
Current portion of unsecured senior debt			(111)	(275)	(164)
Long-term unsecured senior debt			$1,637	$1,637	$1,747
Effective interest rate at issuance			5.04%	4.89%	4.89%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.4 billion at July 29, 2023, $1.6 billion at January 28, 2023, and $1.7 billion at July 30, 2022.

In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

During the first quarter of 2023, S&P downgraded our senior unsecured credit rating from BB+ to BB and Moody's downgraded our rating from Ba2 to Ba3. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 and 9.50% notes due May 2025 increased 50 bps in May 2023 due to the coupon adjustment provisions within these notes. In 2022, our credit rating was also downgraded which resulted in the interest rates increasing 75 bps, of which 25 bps was effective in 2022 and the remaining 50 bps became effective in May 2023. In total, the interest rate of both these notes have increased 125 bps since their issuance.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of July 29, 2023, we were in compliance with all covenants of the various debt agreements.

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

We opened 194 full size Sephora at Kohl's shop-in-shops ("Sephora shops") in the second quarter of 2023 and now have 801 Sephora shops open as of the end of the second quarter of 2023. Due to the investments we are making in the Sephora shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Operating leases	Operating leases	$2,493	$2,304	$2,296
Finance leases	Property and equipment, net	1,950	2,033	2,114
Total operating and finance leases		$4,443	$4,337	$4,410
Liabilities
Current
Operating leases	Current portion of operating leases	93	111	108
Finance leases	Current portion of finance leases and financing obligations	75	76	78
Noncurrent
Operating leases	Operating leases	2,777	2,578	2,568
Finance leases	Finance leases and financing obligations	2,284	2,344	2,381
Total operating and finance leases		$5,229	$5,109	$5,135

Consolidated Statement of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating leases	Selling, general, and administrative	$67	$64	$134	$133
Finance leases
Amortization of leased assets	Depreciation and amortization	30	32	62	61
Interest on leased assets	Interest expense, net	36	36	72	68
Total operating and finance leases		$133	$132	$268	$262

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$136	$135
Operating cash flows from finance leases	70	65
Financing cash flows from finance leases	40	44

The following table summarizes future lease payments by fiscal year:

	July 29, 2023
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2023	$124	$106	$230
2024	263	212	475
2025	257	206	463
2026	251	204	455
2027	252	205	457
After 2027	4,055	3,517	7,572
Total lease payments	$5,202	$4,450	$9,652
Amount representing interest	(2,332)	(2,091)	(4,423)
Lease liabilities	$2,870	$2,359	$5,229

The following table summarizes weighted-average remaining lease term and discount rate:

	July 29, 2023	January 28, 2023
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	20	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

Other lease information is as follows:

	Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	$(26)	$730
Operating lease liabilities	222	114

Financing Obligations

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Financing obligations	Property and equipment, net	$46	$49	$52
Liabilities
Current	Current portion of finance leases and financing obligations	9	18	18
Noncurrent	Finance leases and financing obligations	446	442	449
Total financing obligations		$455	$460	$467

Consolidated Statement of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Amortization of financing obligation assets	Depreciation and amortization	1	2	3	4
Interest on financing obligations	Interest expense, net	17	15	33	27
Total financing obligations		$18	$17	$36	$31

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$32	$26
Financing cash flows from financing obligations	7	11
Proceeds from financing obligations	17	5

The following table summarizes future financing obligation payments by fiscal year:

July 29, 2023
(Dollars in Millions)	Financing Obligations
2023	$39
2024	79
2025	79
2026	79
2027	79
After 2027	1,253
Total lease payments	$1,608
Non-cash gain on future sale of property	115
Amount representing interest	(1,268)
Financing obligation liability	$455

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	July 29, 2023	January 28, 2023
Weighted-average remaining term (years)	17	13
Weighted-average discount rate	16%	14%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the six months ended July 29, 2023:

	Nonvested Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 28, 2023	2,439	$39.40	813	$45.87
Granted	1,878	22.76	701	20.68
Exercised/vested	(821)	39.81	(582)	23.78
Forfeited/expired	(292)	33.68	(112)	63.30
Balance - July 29, 2023	3,204	$30.06	820	$37.63

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of July 29, 2023 were 1,397,953 and 349,488, respectively.

6. Contingencies

On September 2, 2022, Sean Shanaphy, an alleged shareholder of the Company, filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Wisconsin against the Company, its directors, and its Chief Financial Officer alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. Shanaphy v. Kohl’s Corporation, No. 2:22-cv- 01016-LA (E.D. Wis.). The plaintiff asserts claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between October 20, 2020 and May 19, 2022, and seeks compensatory damages, interest, fees, and costs. The complaint alleges that members of the putative class suffered losses as a result of (1) false or misleading statements and withholding of information regarding the conception, execution, and outcomes of the Company’s strategic plan announced on October 20, 2020 and the Company’s financial results for the first quarter of fiscal 2022 and (2) the Company’s internal controls over financial reporting, disclosure controls, and corporate governance mechanisms. The case is in its early stages. Lead plaintiff applications were submitted on November 1, 2022, and on May 23, 2023, the court appointed Thomas Frame as lead plaintiff. Subsequently, on June 9, 2023, lead plaintiff candidate The Nova Scotia Health Employees' Pension Plan ("NSHEPP") filed a motion for reconsideration of the court's May 23, 2023 order. The court has not yet reached a decision on the motion for reconsideration. Once the court resolves the motion for reconsideration, the Company intends to file a motion to dismiss the complaint and to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition to what is noted above, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

7. Income Taxes

The effective income tax rate for the second quarter of 2023 was 21.7% compared to 24.6% for the second quarter of 2022. Year to date, the rate is 18.8% and 22.8% for 2023 and 2022, respectively. The year to date rates include the recognition of favorable discrete items in the first half of the year in both periods.

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(Dollars and Shares in Millions, Except per Share Data)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator—Net income	$58	$143	$72	$157
Denominator—Weighted-average shares:
Basic	110	127	110	127
Dilutive impact	1	1	1	2
Diluted	111	128	111	129
Net income per share:
Basic	$0.52	$1.13	$0.65	$1.24
Diluted	$0.52	$1.11	$0.65	$1.22

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in Millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Anti-dilutive shares	3	3	3	3

9. Subsequent Events

On August 8, 2023, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on September 20, 2023, to all shareholders of record at the close of business on September 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the second quarter” are for the three fiscal months (13 weeks) ended July 29, 2023 or July 30, 2022. References to "year to date" and "first half" are for the six fiscal months (26 weeks) ended July 29, 2023 or July 30, 2022. References to "the first quarter" are for the three fiscal months (13 weeks) ended April 29, 2023 or April 30, 2022.

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

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,171 stores and a website (www.Kohls.com) as of July 29, 2023. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size, as well as Sephora shops. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•
Net sales decreased 4.8%, to $3.7 billion, with comparable sales down 5.0%.
•
Gross margin as a percentage of net sales was 39.0%, a decrease of 61 basis points to last year.
•
Selling, general & administration expenses increased 1.6%, to $1.3 billion. As a percentage of total revenue, SG&A expenses were 33.5%, an increase of 208 basis points to last year.
•
Operating income was $163 million compared to $266 million in the prior year. As a percentage of total revenue, operating income was 4.2%, a decrease of 233 basis points to last year.
•
Net income was $58 million, or $0.52 per diluted share. This compares to net income of $143 million, or $1.11 per diluted share in the prior year.
•
Inventory was $3.5 billion, a decrease of 14% to last year.
•
Operating cash flow was $430 million.

Our Strategy

Kohl's is focused on delivering long-term shareholder value through driving improved sales and profitability through four key strategies: driving top line growth, delivering a long-term operating margin of 7% to 8%, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture. In 2023, the Company outlined the following priorities to drive this strategy: enhancing the customer experience, accelerating and simplifying our value strategies, managing inventory and expenses with discipline, and strengthening the balance sheet.

2023 Financial and Capital Allocation Outlook

For the full year 2023, the Company reaffirmed its financial outlook and currently expects the following:

•
Net sales: A decrease of (2%) to (4%), including the impact of the 53rd week which is worth approximately 1%.
•
Operating margin: Approximately 4.0%.
•
Diluted earnings per share: In the range of $2.10 to $2.70, excluding any non-recurring charges.
•
Capital expenditures: $600 million to $650 million, including expansion of its Sephora partnership and store refresh activity.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022	Change	July 29, 2023	July 30, 2022	Change
Net sales	$3,678	$3,863	$(185)	$7,033	$7,334	$(301)
Other revenue	217	224	(7)	433	468	(35)
Total revenue	$3,895	$4,087	$(192)	$7,466	$7,802	$(336)

Net sales decreased 4.8% in the second quarter of 2023 and 4.1% year to date 2023.

•
Comparable sales decreased 5.0% in the second quarter of 2023 and 4.7% year to date 2023 driven by lower digital sales. Digital sales decreased 17% in the second quarter of 2023 and 18% year to date 2023 as customers shifted back towards stores and sales were impacted by the elimination of online-only promotions as we worked to simplify our value strategies. Digital penetration represented 25% of net sales in the second quarter and year to date 2023. Store sales in the second quarter of 2023 were in line with 2022 sales and store sales year to date 2023 were positive.
•
From a line of business perspective, Accessories, which includes Sephora, outperformed the Company average for the second quarter and year to date 2023.

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

Other revenue, which is primarily our credit business, decreased $7 million in the second quarter and $35 million year to date 2023. The decrease is driven by normalizing credit loss rates.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022	Change		July 29, 2023	July 30, 2022	Change
Net sales	$3,678	$3,863	$(185)		$7,033	$7,334	$(301)
Cost of merchandise sold	2,242	2,332	(90)		4,289	4,472	(183)
Gross margin	$1,436	$1,531	$(95)		$2,744	$2,862	$(118)
Gross margin as a percent of net sales	39.0%	39.6%	(61)	bps	39.0%	39.0%	(1)	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the second quarter of 2023, gross margin was 39.0% of net sales, a decrease of 61 bps to last year. The decrease was driven by higher product costs and shrink offset by lower digital-related cost of shipping and reduced freight expense. Year to date 2023, gross margin was 39.0% of net sales, in line with year to date 2022.

Selling, General, and Administrative Expense (“SG&A”)

	Three Months Ended				Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022	Change		July 29, 2023	July 30, 2022	Change
SG&A	$1,304	$1,283	$21		$2,542	$2,576	$(34)
As a percent of total revenue	33.5%	31.4%	208	bps	34.1%	33.0%	103	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	July 29, 2023	July 29, 2023
Marketing	$(16)	$(31)
Distribution	(14)	(19)
Corporate and other	13	(5)
Store expenses	38	21
Total Increase (Decrease)	$21	$(34)

SG&A expenses increased $21 million, or 1.6%, to $1.3 billion in the second quarter of 2023. As a percentage of revenue, SG&A deleveraged by 208 basis points. Year to date 2023, SG&A expenses decreased $34 million, or 1.3%, to $2.5 billion. As a percentage of revenue, SG&A deleveraged by 103 basis points. The increase in SG&A during the quarter was primarily due to higher store expenses driven by Sephora operations, wage pressure and store experience investments. The increase was partially offset by lower marketing and distribution costs. Year to date, the decrease in SG&A is driven by a decrease in both marketing expenses and distribution costs partially offset by an increase in store expenses driven by wage inflation. The decrease in marketing expenses was driven by lower investments across all channels. The decrease in distribution costs was driven by lower receipts, sales declines, as well as increased productivity. Lastly, corporate costs increased in the second quarter primarily driven by higher general corporate costs and decreased year to date 2023 due to $26 million of expenses related to the proxy contest and sale process incurred in the prior year.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022	Change	July 29, 2023	July 30, 2022	Change
Depreciation and amortization	$186	$206	$(20)	$374	$406	$(32)
Interest expense, net	89	77	12	173	145	28

The decrease in depreciation and amortization in the first half of 2023 was primarily driven by reduced capital spending in technology.

Net interest expense increased in the first half of 2023 due to borrowing under the revolving credit facility and Sephora related lease amendments.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022	Change	July 29, 2023	July 30, 2022	Change
Provision for income taxes	$16	$46	$(30)	$16	$46	$(30)
Effective tax rate	21.7%	24.6%		18.8%	22.8%

The year to date rates include the recognition of favorable discrete items in the first half of both years. Due to lower pre-tax income, the favorable discrete items will have greater impact in 2023.

Seasonality and Inflation

Our business, like that of other retailers, is subject to seasonal influences. Sales and income are typically higher during the back-to-school and holiday seasons. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, employment rates, wage inflation, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

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

We will continue to invest in the business, as we plan to invest $600 to $650 million in 2023, including the expansion of the Sephora shops and store refresh activity. We remain committed to the dividend, and on August 8, 2023, our Board of Directors declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on September 20, 2023 to all shareholders of record at the close of business on September 6, 2023. Last, we retired $164 million of notes due in February 2023, and plan on retiring $111 million of notes due December 2023 when they mature. We are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times adjusted earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") (utilizing an eight times cash rent calculation for lease obligations).

Our period-end cash and cash equivalents balance decreased to $204 million from $222 million in the second quarter of 2022. Our cash and cash equivalents balance includes short-term investments of $8 million and $11 million as of July 29, 2023, and July 30, 2022, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Six Months Ended
(Dollars in Millions)	July 29, 2023	July 30, 2022	Change
Net cash provided by (used in):
Operating activities	$228	$(546)	$774
Investing activities	(335)	(544)	209
Financing activities	158	(275)	433

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

Operating activities generated $228 million of cash in the first half of 2023 compared to $546 million of cash used in the first half of 2022. Operating cash flow increased year over year due to strong inventory management in 2023.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Investing activities used $335 million of cash in the first half of 2023 and $544 million of cash in the first half of 2022. The decrease was primarily driven by fewer rollouts of Sephora shop build-outs and store refreshes undertaken in the first half of 2023 consistent with our capital expenditure plans for fiscal 2023.

During the second quarter of 2023, we opened 194 full size Sephora shops and now have a total of 801 full size 2,500 square foot shops and 5 small format 750 square foot Sephora shops open. We are planning on opening additional full size and small format shops in 2023 so that by the end of 2023 we will have a Sephora presence in over 900 of our stores, including 860 full size and 50 small format Sephora shops.

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

During the first quarter of 2023, S&P downgraded our senior unsecured credit rating from BB+ to BB and Moody's downgraded our rating from Ba2 to Ba3 while both also revised their outlook to negative. While Fitch reaffirmed our credit rating, they also revised their outlook to negative.

As of July 29, 2023, our senior unsecured credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Long-term debt	Ba3	BB	BBB-
Outlook	Negative	Negative	Negative

As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 and 9.50% notes due May 2025 increased another 50 bps in May 2023 due to the coupon adjustment provisions within these notes. In 2022, our credit rating was also downgraded which resulted in the interest rates increasing 75 bps, of which 25 bps was effective in 2022 and the remaining 50 bps became effective in May 2023. In total, the interest rate of both these notes increased 125 bps since their issuance. If our credit ratings are lowered further, our ability to access the public debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same.

The majority of our financing activities generally include proceeds and/or repayments of long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities generated $158 million of cash in the first half of 2023 and used $275 million of cash in the first half of 2022.

During the first half of 2023, we drew $475 million on our credit facility. As of July 29, 2023, outstanding borrowings under the revolving credit facility were $560 million and were recorded as short-term debt. As of July 30, 2022, outstanding borrowings under our previous credit agreement were $79 million.

In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

There was no cash used for treasury stock purchases in the first half of 2023 compared to $158 million used in the first half of 2022. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, we are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times adjusted EBITDAR (utilizing an eight times cash rent calculation for lease obligations).

Cash dividend payments were $110 million ($1.00 per share) in the first half of 2023 compared to $127 million ($1.00 per share) in the first half of 2022.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	July 29, 2023	July 30, 2022
Working capital	$504	$1,260
Current ratio	1.15	1.37

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio is primarily due to a decrease in inventory and an increase in borrowings under the revolver.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of July 29, 2023, we were in compliance with all covenants and expect to remain in compliance during the remainder of 2023.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2022 Form 10-K other than borrowings under our revolving credit facility, which have been disclosed in Note 3 of the Consolidated Financial Statements and discussed under "Liquidity and Capital Resources - Financing Activities."

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of July 29, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended July 29, 2023:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30 - May 27, 2023	9,604	$19.89	—	$2,476
May 28 - July 1, 2023	13,669	$20.07	—	$2,476
July 2 - July 29, 2023	5,827	$24.74	—	$2,476
Total	29,100	$20.95	—

Item 5. Other Information

During the three months ended July 29, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1

Restricted Stock Unit Agreement by and between Christie Raymond and Kohl's Corporation dated as of June 15, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023

10.2

Restricted Stock Unit Agreement by and between Siobhán Mc Feeney and Kohl's Corporation dated as of June 15, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023

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

Kohl’s Corporation (Registrant)

Date: August 31, 2023	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)