Form 10-Q
period 2023-10-28
KOHLS Corp
filed 2023-11-30
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 24, 2023 Common Stock, Par Value $0.01 per Share, 110,712,124 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in Millions)	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Current assets:
Cash and cash equivalents	$190	$153	$194
Merchandise inventories	4,239	3,189	4,874
Other	291	394	366
Total current assets	4,720	3,736	5,434
Property and equipment, net	7,861	7,926	8,117
Operating leases	2,492	2,304	2,318
Other assets	394	379	365
Total assets	$15,467	$14,345	$16,234

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,918	$1,330	$2,014
Accrued liabilities	1,324	1,220	1,436
Borrowings under revolving credit facility	625	85	668
Current portion of:
Long-term debt	111	275	164
Finance leases and financing obligations	84	94	95
Operating leases	94	111	109
Total current liabilities	4,156	3,115	4,486
Long-term debt	1,638	1,637	1,747
Finance leases and financing obligations	2,714	2,786	2,791
Operating leases	2,780	2,578	2,595
Deferred income taxes	107	129	165
Other long-term liabilities	321	337	354
Shareholders’ equity:
Common stock	2	4	4
Paid-in capital	3,514	3,479	3,319
Treasury stock, at cost	(2,568)	(13,715)	(13,551)
Retained earnings	2,803	13,995	14,324
Total shareholders’ equity	$3,751	$3,763	$4,096
Total liabilities and shareholders’ equity	$15,467	$14,345	$16,234

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$3,843	$4,052	$10,876	$11,386
Other revenue	211	225	644	693
Total revenue	4,054	4,277	11,520	12,079
Cost of merchandise sold	2,349	2,541	6,638	7,013
Operating expenses:
Selling, general, and administrative	1,360	1,334	3,902	3,910
Depreciation and amortization	188	202	562	608
Operating income	157	200	418	548
Interest expense, net	89	81	262	226
Income before income taxes	68	119	156	322
Provision for income taxes	9	22	25	68
Net income	$59	$97	$131	$254
Net income per share:
Basic	$0.54	$0.82	$1.19	$2.05
Diluted	$0.53	$0.82	$1.18	$2.02

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Common stock
Balance, beginning of period	$2	$4	$4	$4
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	(2)	—
Balance, end of period	$2	$4	$2	$4

Paid-in capital
Balance, beginning of period	$3,502	$3,406	$3,479	$3,375
Stock-based awards	12	13	35	44
Accelerated share repurchase pending final settlement	—	(100)	—	(100)
Balance, end of period	$3,514	$3,319	$3,514	$3,319

Treasury stock
Balance, beginning of period	$(2,569)	$(13,151)	$(13,715)	$(12,975)
Treasury stock purchases	—	(400)	—	(558)
Stock-based awards	—	(1)	(13)	(21)
Dividends paid	1	1	3	3
Retirement of treasury stock	—	—	11,157	—
Balance, end of period	$(2,568)	$(13,551)	$(2,568)	$(13,551)

Retained earnings
Balance, beginning of period	$2,800	$14,285	$13,995	$14,257
Net income	59	97	131	254
Dividends paid	(56)	(58)	(168)	(187)
Retirement of treasury stock	—	—	(11,155)	—
Balance, end of period	$2,803	$14,324	$2,803	$14,324

Total shareholders' equity, end of period	$3,751	$4,096	$3,751	$4,096

Common stock
Shares, beginning of period	161	377	378	377
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	(217)	—
Shares, end of period	161	377	161	377
Treasury stock
Shares, beginning of period	(50)	(249)	(267)	(246)
Treasury stock purchases	—	(11)	—	(14)
Retirement of treasury stock	—	—	217	—
Shares, end of period	(50)	(260)	(50)	(260)
Total shares outstanding, end of period	111	117	111	117

Dividends paid per common share	$0.50	$0.50	$1.50	$1.50

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022
Operating activities
Net income	$131	$254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	562	608
Share-based compensation	31	37
Deferred income taxes	(25)	(41)
Non-cash lease expense	70	81
Other non-cash items	13	12
Changes in operating assets and liabilities:
Merchandise inventories	(1,046)	(1,802)
Other current and long-term assets	66	102
Accounts payable	588	331
Accrued and other long-term liabilities	58	76
Operating lease liabilities	(69)	(83)
Net cash provided by (used in) operating activities	379	(425)
Investing activities
Acquisition of property and equipment	(495)	(733)
Proceeds from sale of real estate	15	31
Other	(11)	—
Net cash used in investing activities	(491)	(702)
Financing activities
Net borrowings under revolving credit facility	540	668
Treasury stock purchases	—	(658)
Shares withheld for taxes on vested restricted shares	(13)	(21)
Dividends paid	(165)	(184)
Repayment of long-term borrowings	(164)	—
Finance lease and financing obligation payments	(68)	(81)
Proceeds from financing obligations	19	9
Proceeds from stock option exercises	—	1
Net cash provided by (used in) financing activities	149	(266)
Net increase (decrease) in cash and cash equivalents	37	(1,393)
Cash and cash equivalents at beginning of period	153	1,587
Cash and cash equivalents at end of period	$190	$194
Supplemental information
Interest paid, net of capitalized interest	$229	$190
Income taxes paid	41	53

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission ("SEC").

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

Recent Accounting Pronouncements

We do not expect that any recently issued accounting pronouncements will have a material impact on our Consolidated Financial Statements.

2. Revenue Recognition

The following table summarizes Net sales by line of business:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Women's	$1,007	$1,106	$3,094	$3,422
Men's	792	867	2,296	2,442
Accessories (including Sephora)	620	498	1,703	1,346
Home	494	566	1,389	1,593
Children's	562	599	1,352	1,424
Footwear	368	416	1,042	1,159
Net Sales	$3,843	$4,052	$10,876	$11,386

Unredeemed gift cards and merchandise return card liabilities totaled $279 million as of October 28, 2023, $356 million as of January 28, 2023, and $285 million as of October 29, 2022. In the third quarter of 2023 and 2022, net sales recognized from gift cards redeemed in the current period and issued in prior years totaled $22 million in both periods. Year to date 2023 and 2022, net sales of $126 million and $135 million, respectively, were recognized during the current period from gift cards redeemed during the current year and issued in prior years.

3. Debt

Outstanding borrowings under the revolving credit facility, recorded as short-term debt, were $625 million as of October 28, 2023. An amount of $85 million under the revolving credit facility was outstanding as of January 28, 2023. Additionally, an amount of $668 million was outstanding at October 29, 2022 under our previous credit agreement.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	October 28, 2023	January 28, 2023	October 29, 2022
2023	3.25%	3.25%	$—	$164	$164
2023	4.78%	4.75%	111	111	111
2025	9.50%	10.75%	113	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	4.63%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,759	1,923	1,923
Unamortized debt discounts and deferred financing costs			(10)	(11)	(12)
Current portion of unsecured senior debt			(111)	(275)	(164)
Long-term unsecured senior debt			$1,638	$1,637	$1,747
Effective interest rate at issuance			5.04%	4.89%	4.89%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.3 billion at October 28, 2023, $1.6 billion at January 28, 2023, and $1.5 billion at October 29, 2022.

In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

During the first quarter of 2023, S&P downgraded our senior unsecured credit rating from BB+ to BB and Moody's downgraded our rating from Ba2 to Ba3. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 and 9.50% notes due May 2025 increased 50 basis points in May 2023 due to the coupon adjustment provisions within these notes. In 2022, our credit rating was also downgraded which resulted in the interest rates increasing 75 basis points, of which 25 basis points was effective in 2022 and the remaining 50 basis points became effective in May 2023. In total, the interest rate of both these notes have increased 125 basis points since their issuance.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of October 28, 2023, we were in compliance with all covenants of the various debt agreements.

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

We opened 56 full size Sephora at Kohl's shop-in-shops ("Sephora shops") in the third quarter of 2023 and now have 857 full size Sephora shops open as of the end of the third quarter of 2023. Due to the investments we are making in the full size Sephora shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Operating leases	Operating leases	$2,492	$2,304	$2,318
Finance leases	Property and equipment, net	1,923	2,033	2,066
Total operating and finance leases		$4,415	$4,337	$4,384
Liabilities
Current
Operating leases	Current portion of operating leases	94	111	109
Finance leases	Current portion of finance leases and financing obligations	75	76	78
Noncurrent
Operating leases	Operating leases	2,780	2,578	2,595
Finance leases	Finance leases and financing obligations	2,270	2,344	2,346
Total operating and finance leases		$5,219	$5,109	$5,128

Consolidated Statement of Operations		Three Months Ended		Nine Months Ended
(Dollars in Millions)	Classification	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating leases	Selling, general, and administrative	$68	$64	$202	$197
Finance leases
Amortization of leased assets	Depreciation and amortization	30	33	92	94
Interest on leased assets	Interest expense, net	36	36	108	104
Total operating and finance leases		$134	$133	$402	$395

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$202	$200
Operating cash flows from finance leases	105	99
Financing cash flows from finance leases	59	65

The following table summarizes future lease payments by fiscal year:

	October 28, 2023
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2023	$56	$52	$108
2024	267	213	480
2025	260	207	467
2026	254	206	460
2027	255	206	461
After 2027	4,097	3,530	7,627
Total lease payments	$5,189	$4,414	$9,603
Amount representing interest	(2,315)	(2,069)	(4,384)
Lease liabilities	$2,874	$2,345	$5,219

The following table summarizes weighted-average remaining lease term and discount rate:

	October 28, 2023	January 28, 2023
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	20	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

Other lease information is as follows:

	Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	$(23)	$714
Operating lease liabilities	247	167

Financing Obligations

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Financing obligations	Property and equipment, net	$45	$49	$50
Liabilities
Current	Current portion of finance leases and financing obligations	9	18	17
Noncurrent	Finance leases and financing obligations	444	442	445
Total financing obligations		$453	$460	$462

Consolidated Statement of Operations		Three Months Ended		Nine Months Ended
(Dollars in Millions)	Classification	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Amortization of financing obligation assets	Depreciation and amortization	1	1	4	5
Interest on financing obligations	Interest expense, net	19	16	52	43
Total financing obligations		$20	$17	$56	$48

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$51	$42
Financing cash flows from financing obligations	9	16
Proceeds from financing obligations	19	9

The following table summarizes future financing obligation payments by fiscal year:

October 28, 2023
(Dollars in Millions)	Financing Obligations
2023	$19
2024	78
2025	79
2026	79
2027	79
After 2027	1,242
Total lease payments	$1,576
Non-cash gain on future sale of property	115
Amount representing interest	(1,238)
Financing obligation liability	$453

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	October 28, 2023	January 28, 2023
Weighted-average remaining term (years)	17	13
Weighted-average discount rate	16%	14%

5. Stock-Based Awards

The following table summarizes our stock-based awards activity for the nine months ended October 28, 2023:

	Nonvested Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - January 28, 2023	2,439	$39.40	813	$45.87
Granted	2,130	22.71	755	20.22
Exercised/vested	(883)	39.18	(582)	23.78
Forfeited/expired	(338)	32.99	(112)	63.30
Balance - October 28, 2023	3,348	$29.49	874	$36.19

In 2019, we issued 1,747,441 stock warrants. The total vested and unvested warrants as of October 28, 2023 were 1,397,953 and 349,488, respectively.

6. Contingencies

On September 2, 2022, Sean Shanaphy, an alleged shareholder of the Company, filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Wisconsin alleging violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934 and certain rules promulgated thereunder. Shanaphy v. Kohl’s Corporation, No. 2:22-cv- 01016-LA (E.D. Wis.). The plaintiff asserts claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between October 20, 2020 and May 19, 2022 (the “Class Period”), and seeks compensatory damages, interest, fees, and costs. The complaint alleges that members of the putative class suffered losses as a result of (1) false or misleading statements and withholding of information regarding the conception, execution, and outcomes of the Company’s strategic plan announced on October 20, 2020 and the Company’s financial results for the first quarter of fiscal 2022 and (2) the Company’s internal controls over financial reporting, disclosure controls, and corporate governance mechanisms. The case is in its early stages. On May 23, 2023, the court appointed Thomas Frame as lead plaintiff. On October 19, 2023, the lead plaintiff filed an amended complaint with substantially similar claims and allegations which named the Company, certain of its current and former directors and its Chief Financial Officer as defendants and revised the Class Period to be August 19, 2021 to July 1, 2022. The Company intends to file a motion to dismiss the complaint and to vigorously defend against these claims. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition to what is noted above, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

7. Income Taxes

The effective income tax rate for the third quarter of 2023 was 13.3% compared to 18.3% for the third quarter of 2022. Year to date, the rate was 16.4% and 21.1% for 2023 and 2022, respectively. The third quarter and year to date rates reflect the recognition of favorable tax items in both 2023 and 2022.

8. Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed for share-based units and awards and stock warrants. Potentially dilutive shares include unvested restricted stock units and awards, performance share units, and warrants outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted net income per share if their effect would be anti-dilutive.

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollars and Shares in Millions, Except per Share Data)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator—Net income	$59	$97	$131	$254
Denominator—Weighted-average shares:
Basic	110	118	110	124
Dilutive impact	1	1	1	2
Diluted	111	119	111	126
Net income per share:
Basic	$0.54	$0.82	$1.19	$2.05
Diluted	$0.53	$0.82	$1.18	$2.02

The following potentially dilutive shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in Millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Anti-dilutive shares	3	3	3	3

9. Subsequent Events

On November 7, 2023, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on December 20, 2023, to all shareholders of record at the close of business on December 6, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the third quarter” are for the three fiscal months (13 weeks) ended October 28, 2023 or October 29, 2022. References to "year to date" are for the nine fiscal months (39 weeks) ended October 28, 2023 or October 29, 2022. References to "the first quarter" are for the three fiscal months (13 weeks) ended April 29, 2023 or April 30, 2022. References to "the second quarter" are for the three fiscal months (13 weeks) ended July 29, 2023 or July 30, 2022.

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

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,170 stores and a website (www.Kohls.com) as of October 28, 2023. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size, as well as Sephora shops. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter included:

•
Net sales decreased 5.2%, to $3.8 billion, with comparable sales down 5.5%.
•
Gross margin as a percentage of net sales was 38.9%, an increase of 158 basis points to last year.
•
Selling, general & administration ("SG&A") expenses increased 1.9%, to $1.4 billion. As a percentage of total revenue, SG&A expenses were 33.5%, an increase of 235 basis points to last year.
•
Operating income was $157 million compared to $200 million in the prior year. As a percentage of total revenue, operating income was 3.9%, a decrease of 82 basis points to last year.
•
Net income was $59 million, or $0.53 per diluted share. This compares to net income of $97 million, or $0.82 per diluted share in the prior year.
•
Inventory was $4.2 billion, a decrease of 13% to last year.
•
Operating cash flow was $151 million.

Our Strategy

Kohl's is focused on delivering long-term shareholder value by driving improved sales and profitability through four key strategies: driving top line growth, delivering a long-term operating margin of 7% to 8%, maintaining disciplined capital management, and sustaining an agile, accountable, and inclusive culture. In 2023, the Company outlined the following priorities to drive this strategy: enhancing the customer experience, accelerating and simplifying our value strategies, managing inventory and expenses with discipline, and strengthening the balance sheet.

2023 Financial and Capital Allocation Outlook

For the full year 2023, the Company updates its financial outlook and currently expects the following:

•
Net sales: A decrease of (2.8%) to (4%), including the impact of the 53rd week which is worth approximately 1%. This compares to the Company's prior guidance of a decrease of (2%) to (4%).
•
Operating margin: Approximately 4.0%, which is consistent with the Company’s prior guidance.
•
Diluted earnings per share: In the range of $2.30 to $2.70, excluding any non-recurring charges. This compares to the Company’s prior guidance range of $2.10 to $2.70.
•
Capital expenditures: Towards the lower end of $600 million to $650 million, including expansion of its Sephora partnership and store refresh activity.

Results of Operations

Total Revenue

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022	Change	October 28, 2023	October 29, 2022	Change
Net sales	$3,843	$4,052	$(209)	$10,876	$11,386	$(510)
Other revenue	211	225	(14)	644	693	(49)
Total revenue	$4,054	$4,277	$(223)	$11,520	$12,079	$(559)

Net sales decreased 5.2% in the third quarter of 2023 and 4.5% year to date 2023.

•
Comparable sales decreased 5.5% in the third quarter of 2023 and 5.0% year to date 2023 driven by lower digital sales. Digital sales decreased 16.5% in the third quarter of 2023 and 18% year to date 2023. Digital sales continue to be impacted by the elimination of online-only promotions as we worked to simplify our value strategies. Digital penetration represented 26% of net sales in the third quarter and 25% year to date 2023. Store sales in the third quarter of 2023 decreased 1% and were slightly positive year to date 2023.
•
From a line of business perspective, Accessories, which includes Sephora, outperformed the Company average for the third quarter and year to date 2023. Total beauty sales increased more than 70 percent in the third quarter.

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

Other revenue, which is primarily our credit business, decreased $14 million in the third quarter and $49 million year to date 2023. The decrease is driven by payment trend declines and increasing credit loss rates.

As it relates to our credit business and recent regulatory developments, the Consumer Financial Protection Bureau ("CFPB") has proposed lowering the late fees credit card companies can charge. If enacted as proposed, it would have an impact on our credit card revenues if unmitigated. We are actively pursuing various initiatives to mitigate the effects of this potential ruling including scaling our recently launched co-brand card and other various initiatives with Capital One, our credit partner. We are closely monitoring developments on the issue.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022	Change		October 28, 2023	October 29, 2022	Change
Net sales	$3,843	$4,052	$(209)		$10,876	$11,386	$(510)
Cost of merchandise sold	2,349	2,541	(192)		6,638	7,013	(375)
Gross margin	$1,494	$1,511	$(17)		$4,238	$4,373	$(135)
Gross margin as a percent of net sales	38.9%	37.3%	158	bps	39.0%	38.4%	56	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the third quarter of 2023, gross margin was 38.9% of net sales, an increase of 158 basis points to last year. Year to date 2023, gross margin was 39.0% of net sales, an increase of 56 basis points to last year. The increase in both the third quarter and year to date 2023 was driven by lower freight costs, reduced digital-related cost of shipping, and the simplification of our value strategies, partially offset by higher product costs. Additionally, year to date 2023 we continue to experience higher shrink.

Selling, General, and Administrative Expense (“SG&A”)

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022	Change		October 28, 2023	October 29, 2022	Change
SG&A	$1,360	$1,334	$26		$3,902	$3,910	$(8)
As a percent of total revenue	33.5%	31.2%	235	bps	33.9%	32.4%	150	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 28, 2023
Marketing	$(28)	$(59)
Distribution	(12)	(31)
Corporate and other	34	29
Store expenses	32	53
Total Increase (Decrease)	$26	$(8)

SG&A expenses increased $26 million, or 1.9%, to $1.4 billion in the third quarter of 2023. As a percentage of revenue, SG&A deleveraged by 235 basis points. Year to date 2023, SG&A expenses decreased $8 million, or 0.2%, to $3.9 billion. As a percentage of revenue, SG&A deleveraged by 150 basis points. During the quarter and year to date 2023 increases in store expenses was driven by continued investments in Sephora openings, increased wages, and other store-related expenses. Additionally, general corporate costs increased for both the third quarter and year to date 2023. Year to date 2023, the increase in corporate costs was partially offset by expenses related to the proxy contest and sale process that occurred in the first half of last year. Partially offsetting these SG&A increases were lower marketing and distribution costs. For both the third quarter and year to date 2023, marketing investments were down across all channels and distribution costs decreased due to lower receipts, sales declines, and increased productivity.

Other Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022	Change	October 28, 2023	October 29, 2022	Change
Depreciation and amortization	$188	$202	$(14)	$562	$608	$(46)
Interest expense, net	89	81	8	262	226	36

The decrease in depreciation and amortization in the third quarter and year to date 2023 was primarily driven by reduced capital spending in technology.

Net interest expense increased in the third quarter and year to date 2023 due to borrowing under the revolving credit facility and Sephora related lease amendments.

Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022	Change	October 28, 2023	October 29, 2022	Change
Provision for income taxes	$9	$22	$(13)	$25	$68	$(43)
Effective tax rate	13.3%	18.3%		16.4%	21.1%

The third quarter and year to date rates reflect the recognition of favorable tax items in both 2023 and 2022. Due to lower pre-tax income in 2023, the favorable discrete items will have greater impact in 2023.

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

We will continue to invest in the business, as we plan to invest towards the lower end of $600 to $650 million in 2023, including the expansion of the Sephora shops and store refresh activity. We remain committed to the dividend, and on November 7, 2023, our Board of Directors declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on December 20, 2023 to all shareholders of record at the close of business on December 6, 2023. Last, we retired $164 million of notes due in February 2023, and plan on retiring $111 million of notes due December 2023 when they mature. We are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times adjusted earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") (utilizing an eight times cash rent calculation for lease obligations).

Our period-end cash and cash equivalents balance decreased to $190 million from $194 million in the third quarter of 2022. Our cash and cash equivalents balance includes short-term investments of $11 million and $8 million as of October 28, 2023, and October 29, 2022, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Nine Months Ended
(Dollars in Millions)	October 28, 2023	October 29, 2022	Change
Net cash provided by (used in):
Operating activities	$379	$(425)	$804
Investing activities	(491)	(702)	211
Financing activities	149	(266)	415

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

Operating activities generated $379 million of cash year to date 2023 compared to $425 million of cash used year to date 2022. Operating cash flow increased year over year due to strong inventory management in 2023.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Investing activities used $491 million of cash year to date 2023 and $702 million year to date 2022. The decrease was primarily driven by fewer rollouts of Sephora shop build-outs and store refreshes undertaken year to date 2023, consistent with our capital expenditure plans for fiscal 2023.

Year to date 2023, we opened 251 full size Sephora shops and 41 small format shops. At the end of the quarter, we had a Sephora presence in over 900 of our stores, including 857 full size 2,500 square foot shops and 46 small format Sephora shops.

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

As of October 28, 2023, our senior unsecured credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Long-term debt	Ba3	BB	BBB-
Outlook	Negative	Negative	Negative

As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 and 9.50% notes due May 2025 increased 50 basis points in May 2023 due to the coupon adjustment provisions within these notes. In 2022, our credit rating was also downgraded which resulted in the interest rates increasing 75 basis points, of which 25 basis points was effective in 2022 and the remaining 50 basis points became effective in May 2023. In total, the interest rate of both these notes have increased 125 basis points since their issuance. If our credit ratings are lowered further, our ability to access the public debt markets, our cost of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same.

The majority of our financing activities generally include proceeds and/or repayments of long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities generated $149 million of cash year to date 2023 and used $266 million of cash year to date 2022.

During the year, we drew $540 million on our credit facility. As of October 28, 2023, outstanding borrowings under the revolving credit facility were $625 million and were recorded as short-term debt. As of October 29, 2022, outstanding borrowings under our previous credit agreement were $668 million.

In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

There was no cash used for treasury stock purchases year to date 2023 compared to $658 million used year to date 2022. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, we are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times adjusted EBITDAR (utilizing an eight times cash rent calculation for lease obligations).

Cash dividend payments were $165 million ($1.50 per share) year to date 2023 compared to $184 million ($1.50 per share) year to date 2022.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	October 28, 2023	October 29, 2022
Working capital	$564	$948
Current ratio	1.14	1.21

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio is primarily due to a decrease in inventory.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of October 28, 2023, we were in compliance with all covenants and expect to remain in compliance during the remainder of 2023.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2022 Form 10-K other than borrowings under our revolving credit facility, which have been disclosed in Note 3 of the Consolidated Financial Statements and discussed under "Liquidity and Capital Resources - Financing Activities."

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of October 28, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended October 28, 2023:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30 - August 26, 2023	6,400	$27.79	—	$2,476
August 27 - September 30, 2023	12,530	$23.45	—	$2,476
October 1 - October 28, 2023	4,095	$17.80	—	$2,476
Total	23,025	$23.65	—

Item 5. Other Information

Except as noted below, during the three months ended October 28, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On September 11, 2023, Jill Timm, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act as amended (the “Plan”) relating to the sale of up to 45,000 shares of the Company’s common stock. Sales under the Plan may commence on or after December 11, 2023. The Plan will expire on September 3, 2025.

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

Kohl’s Corporation (Registrant)

Date: November 30, 2023	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)