Form 10-K
period 2024-02-03
KOHLS Corp
filed 2024-03-21
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934s
For the fiscal year ended February 3, 2024

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

At July 28, 2023, the aggregate market value of the voting stock of the Registrant held by shareholders who were not affiliates of the Registrant was approximately $3.1 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

At March 20, 2024, the Registrant had outstanding an aggregate of 110,906,777 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Shareholders are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our," or "us") was organized in 1988 and is a Wisconsin corporation. As of February 3, 2024, we operated 1,174 Kohl's stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

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

The following tables summarize our net sales penetration by line of business and brand type over the last three years:

Accessories (including Sephora)
2023
17%
2022
13%
2021
11%
Children's
2023
12%
2022
13%
2021
13%
Footwear
2023
9%
2022
9%
2021
10%
Home
2023
15%
2022
16%
2021
18%
Men's
2023
21%
2022
22%
2021
21%
Women's
2023
26%
2022
27%
2021
27%

Private Brands
National Brands
2023
34%
2022
36%
2021
34%
2021
66%
2022
64%
2023
66%

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report:

Fiscal Year	Ended	Number of Weeks
2023	February 3, 2024	53
2022	January 28, 2023	52
2021	January 29, 2022	52

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our merchandise at our nine retail distribution centers and six e-fulfillment centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier. Digital sales may be picked up in our stores or are shipped to the customer from a Kohl’s e-fulfillment center, retail distribution center or store, or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution and e-fulfillment centers.

Human Capital

At Kohl’s, we strive to create a welcoming and inclusive culture of care. We believe our associates are our most valuable asset and a differentiator for our business. Our teams of associates take care of each other, our customers and the communities we serve. We support our associates by fostering a safe and healthy work environment, offering competitive total compensation and benefits, including many health and wellness offerings, providing ongoing training and development opportunities, and cultivating an inclusive culture where all associates feel a sense of belonging and appreciation.

Employee Count

During 2023, we employed an average of approximately 96,000 associates, which included approximately 36,000 full-time and 60,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe we maintain positive relationships with our associates.

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

Diversity, Equity, and Inclusion

At Kohl’s, we are committed to our Diversity, Equity, and Inclusion ("DEI") strategy focused on Our People, Our Customers, and Our Community. This strategy accelerates how we are embedding DEI throughout our business by being intentional about our programs and practices and holding ourselves accountable to the work.

We are committed to creating an environment where diversity is valued at all levels, everyone feels a sense of equity, and where inclusion is evident across our business. Our DEI strategy is embedded into our acquisition and retention practices for all associates. We strive to celebrate our differences and help more customers see themselves reflected in our brands.

We are focused on growing leaders by engaging talent in internal and external professional development offerings and we are working to develop inclusive leaders through programs aimed at building awareness and encouraging advocacy. In the space of continuous development and engagement, we have eight Business Resource Groups with members focused on championing and enhancing diversity and inclusion efforts across our business.

At Kohl's, we believe our leaders are responsible for strengthening, modeling, and supporting our DEI efforts by ensuring that they are building a culture and environment where our associates feel seen, and their unique needs, experiences, abilities, and perspectives are valued and heard. Each leader is responsible for creating a caring culture and experience for our team, one that embraces and strives to understand our differences, and provides an inclusive environment for all. We work to provide learning opportunities for our leaders and associates to build a more diverse and inclusive workforce and engage associates on how that creates a competitive advantage.

Compensation and Benefits

We are committed to providing competitive and fair compensation and benefits programs to our associates and offer a range of benefits that are meaningful to our associates' everyday lives, with a commitment to supporting all aspects of associates' well-being. All eligible associates receive a 100% match (up to 5% of pay) in Kohl’s 401(k) Savings Plan after one year of employment. Full-time associates are offered medical, dental, vision, prescription drug, disability and life insurance coverage, paid time off, and a merchandise discount. Part-time associates are offered a primary care health and pharmacy plan, dental, vision, supplementary life insurance, and a merchandise discount. Kohl's also offers adoption and surrogacy reimbursement options. Kohl's has Wellness Centers available to associates at corporate and credit locations, distribution centers, and e-commerce fulfillment centers, as well as for near-site store and remote associates within the vicinity.

Kohl's fosters associates' total well-being, which includes a number of benefits that focus on mental well-being and health, including the Employee Assistance Program, counseling coverage, mental well-being activities, webinars, business resource groups, support groups, and leader resources. We empower our associates’ work-life balance by giving them access to a full range of professional resources. An education benefit was introduced in 2022, which provides fully-funded tuition, books, and fees for associates pursuing high school completion, select certificates, and undergraduate degrees.

Training and Development

Behind our success are great teams of talented individuals who embody our values. We are committed to attracting, growing, and engaging talent, while giving associates equitable opportunities for career growth. Our talent management team brings together performance management, talent assessment, succession planning, and career planning. This team provides tools, resources, and best practices to ensure we have the right talent in the right roles at the right time. We invest in executive coaching, assessments, internal programs, external courses, peer networks, and more.

From initial onboarding to high potential leadership development, we believe in training and career growth for our associates. We encourage our associates to keep their skills fresh through different mediums ranging from live workshops to on-demand skills training available through our online library of courses. We also provide training to teams that provide skills and mindsets to help them perform at their highest level. Additionally, our development teams throughout the company provide job-specific training to ensure associates have the tools they need to excel in their jobs and serve our customers.

We are committed to the highest integrity standards and maintain a Code of Ethics to guide ethical decision-making for associates. As a company of integrity, we expect our associates to be honest and accountable. Our ethics training, which we require all associates to take annually, is refreshed yearly to ensure topics covered are relevant and impactful. The training helps connect ethics to an associate's day-to-day job responsibilities and promotes honesty, integrity, and fairness.

Competition

The retail industry is highly competitive. Management considers product and value to be the most significant competitive factors in the industry. Merchandise mix, brands, service, loyalty programs, credit availability, and customer experience are also key competitive factors. Our primary competitors are online retailers, off-price retailers, warehouse clubs, mass merchandisers, specialty stores, traditional department stores, and other forms of retail commerce. Our specific competitors vary from market to market.

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

A third-party purchasing agent sources approximately 15% of the merchandise we sell. No vendor individually accounted for more than 10% of our net purchases in 2023. We have no significant long-term purchase commitments with any of our suppliers and believe that we are not dependent on any one supplier or one geographical location. We believe we have good working relationships with our suppliers.

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

The following have also been posted on our website, under the caption “Investors” and sub-captions "Corporate Governance" or “ESG”:

•
Committee charters of our Board of Directors’ Audit Committee, Compensation Committee, Finance Committee, and Nominating and ESG Committee
•
Corporate Governance Guidelines
•
Code of Ethics
•
Environmental, Social, and Governance Reports (under “ESG” sub-caption)

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by many factors including prevailing economic conditions, inflation and measures to control inflation, consumer responses to recessionary concerns, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and fuel costs, income tax rates and policies, consumer confidence, consumer perception of economic conditions, and the consumer’s disposable income, credit availability, and debt levels. The moderate-income consumer, which is our core customer, is especially sensitive to these factors. A slowdown in the U.S. economy or an uncertain economic outlook could adversely affect consumer spending habits. As all of our stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy.

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

Future pandemics could have a material adverse impact on our business, financial condition, and results of operations. The impact of, and actions taken in response to COVID-19, had a significant impact on the retail industry generally and our business. Future pandemics could have a material adverse effect on our business, financial condition, and results of operations.

Our competitors could make changes to their pricing and other practices.

The retail industry is highly competitive. We compete for customers, associates, locations, merchandise, services, and other important aspects of our business with many other local, regional, and national retailers. Those competitors include online retailers, off-price retailers, warehouse clubs, mass merchandisers, specialty stores, traditional department stores, and other forms of retail commerce.

We consider product and value to be the most significant competitive factors in our industry. The continuing migration and evolution of retailing to digital channels has increased our challenges in differentiating ourselves from other retailers especially as it relates to national brands. In particular, consumers can quickly and conveniently comparison shop with digital tools, which can lead to decisions based solely on price. Unanticipated changes in the pricing and other practices of our competitors may adversely affect our performance and lead to loss of market share in one or more categories.

Tax, trade and climate, and other ESG-related policies and regulations could change or be implemented and adversely affect our business and results of operations.

Uncertainty with respect to tax and trade policies, tariffs, and government regulations affecting trade between the United States and other countries has recently increased. The majority of goods sourced are manufactured outside of the United States, primarily in Asia. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations, and liquidity. Furthermore, increased governmental focus on climate change and other ESG matters may result in complex regulatory requirements that may directly or indirectly have a significant impact on the costs of our operations, including energy, resources used to produce our products and compliance costs, which may have a material adverse effect on our business and results of operations. We also expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. Increased regulation and increased stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the ESG-related risks we are subject to. Additionally, many of our suppliers may be subject to similar regulations and expectations, which may exacerbate existing risks or create new ones, including risks that may not be known to us. Any of these developments may have a material adverse effect on our business and results of operations.

Operational Risks

We may be unable to offer merchandise that resonates with existing customers and attracts new customers as well as successfully manage our inventory levels.

Our business is dependent on our ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns, and other lifestyle decisions could create inventory imbalances and adversely affect our performance and long-term relationships with our customers. Additionally, failure to accurately predict changing consumer tastes may result in excess inventory, which could result in additional markdowns and adversely affect our operating results. Negative publicity surrounding us, our activities, or the products we offer, including consumer perception of our response to political and social issues, and campaigns by political activists promoting certain causes, could adversely impact our brand image and may decrease demand for our products, thereby adversely affecting our business, results of operations, cash flows or financial condition. As with most retailers, we also experience inventory shrinkage due to theft or damage. Higher rates of inventory shrinkage or increased security or other costs to combat inventory shrinkage could adversely affect our results of operations and financial condition, and our efforts to contain or reduce inventory shrinkage may not be successful.

We may be unable to source merchandise in a timely and cost-effective manner.

A third-party purchasing agent sources approximately 15% of the merchandise we sell. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access to brands or products in a timely and efficient manner is a significant challenge which is typically even more difficult for goods sourced outside the United States, substantially all of which are shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, pandemic outbreaks, work stoppages, port strikes, port congestion and delays, information technology challenges, and other factors relating to foreign trade are beyond our control and have impacted or could continue to adversely impact our performance and cause us to pay more to obtain inventory or result in having the wrong inventory at the wrong time. In addition, certain laws and regulations impose import restrictions for goods, which may induce greater supply chain compliance costs and may result in delays to us or adversely impact our inventory. Where we are the importer of record, we may be subject to additional regulatory and other requirements.

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

We believe the Kohl's brand name and many of our private brand names are powerful sales and marketing tools. We devote significant resources to develop, promote, and protect private brands that generate national recognition. In some cases, the private brands or the marketing of such brands are tied to or affiliated with well-known individuals. We also associate the Kohl’s brand with third-party national brands that we sell in our store and through our partnerships with companies in pursuit of strategic initiatives. Further, we focus on ESG as a component of our strategy, and we have and may at times continue to engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products. For example, we publish an annual report to share information with our partners, shareholders, customers, and associates regarding our ESG progress. These disclosures reflect our goals and other expectations and assumptions, which are necessarily uncertain and may not be realized. Such initiatives may be costly, even if realized, may not have the desired effect, and actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. At the same time, investor and other stakeholder expectations, and voluntary and regulatory ESG disclosure standards and policies, continue to evolve. We may be subject to investor or regulator engagement and/or litigation on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. We also note that divergent views regarding ESG principles are emerging in the U.S., and in particular, in U.S. state-level regulation and enforcement efforts and among certain activist stakeholders. To the extent ESG matters negatively impact our brand and reputation, they may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations, business, financial condition, results of operations, cash flow and prospects.

Damage to the reputations (whether or not justified) of the Kohl’s brand, our private brand names, or any affiliated individuals or companies with which we have partnered, could arise from product failures; concerns about human rights, working conditions, and other labor rights and conditions associated with our own operations or where merchandise is produced; perceptions of our diversity, equity, and inclusion efforts; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; perceptions of the national vendors and/or other third parties with which we partner; failure, or perceived failure, to realize our ESG goals on a timely basis or at all; perceptions of our management of ESG risks and opportunities; our performance on various ESG ratings; failure to meet evolving investor and other stakeholder expectations with respect to ESG matters; or various other forms of adverse publicity, especially in social media outlets. This type of reputational damage may result in deterioration in our relationships with stakeholders and/or a reduction in sales, operating results, and shareholder value.

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

We regularly have internal information technology projects in process. Although the technology is intended to increase productivity and operating efficiencies, these projects may not yield their intended results or may deliver an adverse user or customer experience. We may incur significant costs in connection with the implementation, ongoing use, or discontinuation of technology projects, or fail to successfully implement these technology initiatives, or achieve the anticipated efficiencies from such projects, any of which could adversely affect our operations, liquidity, and financial condition. In addition, we may not be able to adapt or adapt quickly enough to technological change, including that brought about by the use of artificial intelligence. If our competitors are more successful in adapting to such changes or otherwise incorporating such changes into their business or operations, this could have a material adverse impact on our business and results of operations.

Weather conditions and natural disasters could adversely affect consumer shopping patterns and disrupt our operations.

Our business is apparel, footwear, accessories, beauty, and home products. Both our business and our supply chain are subject to weather conditions. As a result, our operating results may be adversely affected by severe or unexpected weather conditions (including those that may be caused by climate change). Frequent or unusually heavy snow, ice, or rain storms; natural disasters such as earthquakes, tornadoes, floods, fires, and hurricanes; or extended periods of unseasonable temperatures or droughts could adversely affect our supply chain or our performance by affecting consumer shopping patterns and diminishing demand for seasonal merchandise. In addition, these events could cause physical damage to our properties or impact our supply chain, making it difficult or impossible to timely deliver seasonally appropriate merchandise. Climate change may impact the frequency and/or intensity of such events, as well as contribute to various chronic changes in the physical environment. Although we maintain crisis management and disaster response plans and may take various actions to mitigate our business risks associated with such events and climate change, our mitigation strategies may be inadequate to address such a major disruption event.

Further, unseasonable weather conditions, including unusually warm weather in the fall or winter months or abnormally wet or cold weather in the spring or summer months, whether due to climate change or otherwise, could have a material adverse effect on our business, financial condition, and operating results, as consumer spending may be inconsistent with our typical inventory purchasing cycle.

We may be unable to successfully execute an omnichannel strategy.

Customer expectations about the methods by which they purchase and receive products or services are evolving. Customers are increasingly using technology and mobile devices to rapidly compare products and prices, and to purchase products. Once products are purchased, customers are seeking alternate options for delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process. Our ability to compete with other retailers and to meet our customers' expectations may suffer if we are unable to provide relevant customer-facing technology and omnichannel experiences. We have taken steps to simplify our value strategy by eliminating online-only promotions in favor of omnichannel pricing across the enterprise. This pressured our digital performance in 2023. While we believe this approach aligns with our long-term strategy, our efforts may not produce the intended results. Similarly, as we refine our value strategy to be less promotional, our efforts may negatively impact the loyalty of certain customers and our efforts to mitigate this impact may not be successful.

In addition, our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Consequently, our results of operations could be adversely affected.

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

We have and may continue to experience an increase in costs associated with shipping digital orders due to promotional shipping offers, split shipments, freight surcharges due to peak capacity constraints, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our website within a short period of time, particularly during peak selling periods, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. Also, third-party delivery and direct ship vendors may be unable to deliver merchandise on a timely basis.

This seasonality causes our operating results and cash needs to vary considerably from quarter to quarter. Additionally, any decrease in sales or profitability during the second half of the fiscal year could have a disproportionately adverse effect on our results of operations.

Changes in credit card operations and payment-related risks could adversely affect our sales, revenues, and/or profitability.

Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The private label and co-branded Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations are shared similar to the revenue when interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of this program. On March 5, 2024, the Consumer Financial Protection Bureau ("CFPB") finalized a rule lowering the safe harbor dollar amount credit card companies can charge for late fees for a missed payment. The rule reduces the typical amount of late fees that can be charged, which could have a negative impact on Kohl’s credit card revenues, particularly if Kohl’s steps to mitigate the impact of such rule are not successful.

Changes in credit card use and applications, payment patterns, credit fraud, and default rates may also result from a variety of economic, legal, social, and other factors that we cannot control or predict with certainty. Changes that adversely impact our ability to extend credit and collect payments could negatively affect our results.

We also accept payment from customers in a variety of ways, such as cash, checks, debit cards, gift cards, mobile payments, as well as other forms, which subject us to rules, regulations, contractual obligations, and other compliance requirements such as those related to payment network rules and operating guidelines, as well as potential fraud, which may have an adverse impact on our operating results.

We may be unable to attract, develop, and retain quality associates while controlling costs, which could adversely affect our operating results.

Our performance is dependent on attracting and retaining a large number of quality associates, including our senior management team and other key associates. While we have succession plans for our senior management team, they may not be adequate to replace members of our senior management, including our Chief Executive Officer, or may not be successfully executed.

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

Our ability to meet our labor needs while controlling costs is subject to external factors such as government benefits, unemployment levels and labor participation rates, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels, perceptions of our employee experience, potential labor organizing efforts, and changing demographics. Competitive and regulatory pressures have already significantly increased our labor costs. Further changes that adversely impact our ability to attract and retain quality associates could adversely affect our performance and/or profitability. In addition, changes in federal and state laws relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, minimum wage, wage-and-hour, overtime, meal-and-break time, and joint/co-employment could cause us to incur additional costs, which could negatively impact our profitability.

Capital Risks

We may be unable to raise additional capital or maintain bank credit on favorable terms, which could adversely affect our business and financial condition.

We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. In January 2023, we upsized and replaced our unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and debt ratings. During 2022, our credit ratings were reduced below investment grade, which resulted in an increase in the interest rate on a portion of our long-term debt. During the first quarter of 2023, S&P downgraded our senior unsecured credit rating from BB+ to BB and Moody's downgraded our rating from Ba2 to Ba3. These downgrades have caused our cost of borrowing to increase, and further downgrades would cause our cost of borrowing to further increase. Declines in our credit ratings may also adversely affect our ability to access the debt markets and the terms and our cost of funds for new debt issuances. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing may be negatively impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). The terms of current and future debt agreements could restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our revolving credit facility, the lenders under that agreement will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our revolving credit facility could trigger a cross-default, acceleration, or other consequences under other indebtedness or financial instruments to which we are a party. If our access to capital was to become significantly constrained or our cost of capital was to increase significantly our financial condition, results of operations, and cash flows could be adversely affected.

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

Various aspects of our operations are subject to federal, state, or local laws, rules, and regulations, including consumer regulations, any of which may change from time to time. The costs and other effects of new or changed legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services, reduce the availability of raw materials, or further restrict our ability to extend credit to our customers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We designed and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), International Organization for Standardization (ISO) 27001, and Payment Card Industry Data Security Standard (PCI DSS). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, including our incident response personnel;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors who access our critical systems and data.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Risk Factors- Legal and Regulatory Risks".

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Our Audit Committee receives regular reports from management on our cybersecurity risks, and our full Board receives a periodic update. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as significant incidents.

Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our Chief Technology Officer (CTO), Chief Risk and Compliance Officer (CRCO), and Chief Information Security Officer (CISO) or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CTO, CRCO, and CISO, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 25 years of technology and finance leadership experience across multiple industries for our CTO, over 30 years of experience in the Legal, Risk and Compliance disciplines for our CRCO, and over 20 years of cybersecurity leadership experience for our CISO.

Our management team is informed about and monitors the prevention, detection, mitigation, and remediation of key cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Stores

As of February 3, 2024, we operated 1,174 Kohl's stores with 82 million selling square feet in 49 states. Our typical store lease has an initial term of 20-25 years and four to eight five-year renewal options. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Some of our store leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our Kohl's stores as of February 3, 2024:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	20	Arkansas	8
Maryland	23	Maine	5	Kansas	12
Pennsylvania	51	Massachusetts	26	Louisiana	7
Virginia	31	New Hampshire	11	Missouri	27
West Virginia	8	New Jersey	38	Oklahoma	11
		New York	50	Texas	89
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	118	Total Northeast	156	Total South Central	154

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	42	Florida	50	Arizona	26
Iowa	18	Georgia	33	California	117
Michigan	46	Kentucky	18	Colorado	24
Minnesota	28	Mississippi	5	Idaho	6
Nebraska	8	North Carolina	31	Montana	4
North Dakota	4	South Carolina	17	Nevada	13
Ohio	59	Tennessee	20	New Mexico	4
South Dakota	4			Oregon	11
Wisconsin	42			Utah	12
				Washington	21
				Wyoming	2
Total Midwest	317	Total Southeast	188	Total West	241

Location		Ownership
Strip centers	951	Owned	406
Freestanding	161	Leased	521
Community & regional malls	62	Ground leased	247

Distribution Centers

The following table summarizes key information about each of our distribution and e-fulfillment centers:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
E-commerce fulfillment centers:
Monroe, Ohio	2001	1,225,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000
Etna, Ohio	2021	1,300,000

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Information about Our Executive Officers

Our executive officers as of February 3, 2024 were as follows:

Name	Age	Position
Thomas A. Kingsbury	71	Chief Executive Officer
Jill Timm	50	Chief Financial Officer
Fred Hand	60	Senior Executive Vice President, Director of Stores
Nick Jones	51	Chief Merchandising and Digital Officer
Jennifer Kent	52	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary
Siobhán Mc Feeney	52	Senior Executive Vice President, Chief Technology Officer
Christie Raymond	54	Senior Executive Vice President, Chief Marketing Officer

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

Fred Hand

Mr. Hand has served as Senior Executive Vice President, Director of Stores since September 2023. Prior to joining the Company, Mr. Hand served as Chief Executive Officer of Tuesday Morning from August 2020 to May 2021. Prior to that, he was Chief Operating Officer at Burlington, where he led the Stores organization for more than 13 years. Mr. Hand has also held a variety of senior leadership roles in stores and visual merchandising at May Department Stores (then Macy's) and Filene's. Mr. Hand has more than 30 years of retail experience.

Nick Jones

Mr. Jones has served as Chief Merchandising and Digital Officer since March 2023. Prior to joining the Company, Mr. Jones served as Chief Executive Officer at Joules Group — a premium British lifestyle clothing brand from September 2019 to August 2022. Mr. Jones has also held a variety of business and merchandise leadership positions with ASDA/Walmart UK and Marks & Spencer. Mr. Jones has more than 25 years of retail experience.

Jennifer Kent

Ms. Kent has served as Senior Executive Vice President, Chief Legal Officer and Corporate Secretary since February 2023. Prior to joining the Company, Ms. Kent served in various legal leadership roles at Quad/Graphics, Inc., a publicly traded Milwaukee-based company, from 2010 to February 2023, most recently having served as its Executive Vice President and Chief People and Legal Officer and Corporate Secretary. Ms. Kent also held a variety of other legal roles throughout her career, including as an Associate General Counsel at Harley-Davidson Motor Company, an Assistant United States Attorney at the U.S. Attorney’s Office, and as an associate at Foley & Lardner LLP. Ms. Kent has over 25 years of legal experience.

Siobhán Mc Feeney

Ms. Mc Feeney has served as Senior Executive Vice President, Chief Technology Officer since July 2022. She joined the Company in January 2020 as Senior Vice President, Technology. Prior to joining the Company, Ms. Mc Feeney served in a number of technology leadership roles, including leading innovation and strategy at Pivotal Software, Inc. from 2014 to January 2020. Ms. Mc Feeney has also held various leadership roles at AAA Northern California, including Chief Financial Officer, Chief Information Officer, and Interim Chief Executive Officer. Ms. Mc Feeney has more than 25 years of technology and finance experience.

Christie Raymond

Ms. Raymond has served as Senior Executive Vice President, Chief Marketing Officer since August 2022. She joined the Company in October 2017 as Senior Vice President, Media and Personalization and was promoted to Executive Vice President, Customer Engagement, Analytics & Insights in June 2020. Prior to joining the Company, she served in marketing, new business, and strategic planning leadership roles at The Walt Disney Company and Aspen Club Technologies. Ms. Raymond has 15 years of marketing and retail industry experience.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

Holders

As of March 20, 2024, there were approximately 3,200 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index, formerly known as the S&P 500 Retailing Index. The S&P 500 Consumer Discretionary Distribution & Retail Index was calculated by S&P Global, a Standard & Poor’s business and includes the same companies within the S&P Consumer Discretionary Distribution & Retail Index. The S&P 500 Consumer Discretionary Distribution & Retail Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on February 2, 2019 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

Company / Index	Feb 2, 2019	Feb 1, 2020	Jan 30, 2021	Jan 29, 2022	Jan 28, 2023	Feb 3, 2024
Kohl’s Corporation	$100.00	$67.42	$72.06	$100.18	$55.41	$50.62
S&P 500 Index	100.00	121.56	142.53	172.46	161.03	199.42
S&P 500 Consumer Discretionary Distribution & Retail Index	100.00	120.61	170.52	180.58	149.54	210.02

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities in fiscal year 2023 that were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 3, 2024:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
October 29 - November 25, 2023	2,444	$22.54	—	$2,476
November 26 – December 30, 2023	47,766	25.53	—	2,476
December 31, 2023 - February 3, 2024	69,227	26.32	—	2,476
Total	119,437	$25.93	—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,174 stores and a website (www.Kohls.com) as of February 3, 2024. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora shops. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2023 as compared to 2022 include:

•
Net sales decreased 3.4%, to $16.6 billion. 2023 net sales included approximately $164 million from the 53rd week.
•
Comparable sales, which compares the 52-week period ending January 27, 2024 versus the 52-week period ended January 28, 2023, decreased 4.7%.
•
Gross margin as a percent of net sales was 36.7%, an increase of 347 basis points.
•
Selling, general & administration ("SG&A") expenses decreased 1.3%, to $5.5 billion. As a percentage of total revenue, SG&A expense was 31.5%, an increase of 67 basis points.
•
Operating income was $717 million compared to $246 million in the prior year. As a percentage of total revenue, operating income was 4.1%, an increase of 274 basis points.
•
Net income of $317 million, or $2.85 per diluted share. This compares to net loss of $19 million, or ($0.15) per diluted share, in the prior year.
•
Inventory was $2.9 billion, a decrease of 10% to last year, driven by managing receipts down 9% versus last year.
•
Operating cash flow was $1.2 billion.

Our Strategy

Kohl's strategy is focused on delivering long-term shareholder value. To achieve this, the Company has established four overarching priorities to drive improved sales and profitability. These priorities include enhancing the customer experience, accelerating and simplifying its value strategies, managing inventory and expenses with discipline, and strengthening the balance sheet.

Financial and Capital Outlook

For fiscal year 2024, the Company currently expects the following:

•
Net sales: A decrease of (1%) to an increase of 1%
•
Comparable sales: In the range of 0% to 2%
•
Operating margin: In the range of 3.6% to 4.1%
•
Diluted EPS: In the range of $2.10 to $2.70, excluding any non-recurring charges.
•
Capital Expenditures: Approximately $500 million, including expansion of Sephora arrangement and other store-related investments

The Company’s guidance includes the potential impact from credit card late fee regulatory changes in the second half of 2024.

Results of Operations

For our comparison and discussion of 2022 and 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2022 Form 10-K.

53rd Week

The retail calendar for fiscal January 2023 included a fifth week, resulting in a 14-week fiscal fourth quarter and a 53-week year. Our comparable sales in 2023 exclude the impact of the 53rd week and compare the 52 weeks ended January 27, 2024 to the 52 weeks ended January 28, 2023.

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

The following graph summarizes net sales dollars and the change in comparable sales over the prior year. As our stores were closed for a period during 2020, we have not included a measure of 2021 comparable sales as we do not believe it is a meaningful metric over this period of time.

2023 compared to 2022

Net sales decreased $575 million, or (3.4%), to $16.6 billion for 2023.

•
The decrease was driven by transaction volume down approximately 4% partially offset by an approximately 1% increase in average transaction value.

•
The sales decrease was seen across all lines of business except for Accessories, as they underperformed the Company average. Partially offsetting this decrease was a 23% increase in Accessories driven by over a 90% increase in Sephora compared to the prior year. Sephora sales exceeded $1.4 billion in 2023.

(Dollars in Millions)	2023	2022	Change
Women's	$4,281	$4,654	(8.0%)
Men's	3,455	3,679	(6.1%)
Accessories (including Sephora)	2,813	2,279	23.4%
Home	2,533	2,791	(9.2%)
Children's	2,060	2,176	(5.3%)
Footwear	1,444	1,582	(8.7%)
Net Sales	$16,586	$17,161	(3.4%)

•
Digital sales decreased 14% for the year as sales were impacted by the elimination of online-only promotions as we worked to simplify our value strategies. Digital penetration represented 29% of net sales in 2023.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue:

(Dollars in Millions)
$890
$937
$962
2023
2022
2021

Other revenue decreased $47 million in 2023 driven by a decline in credit revenue due to increasing credit loss rates.

In addition, as it relates to our credit business and recent regulatory developments, the CFPB has finalized a rule that will lower the late fees credit card companies can charge. The final rule will have a negative impact on our credit card revenues if unmitigated. We are actively pursuing various initiatives to mitigate the effects of this ruling including scaling our recently launched co-brand card and other various initiatives with Capital One, our credit partner. We are closely monitoring developments on this ruling, specifically as it relates to the timing of implementation.

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

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales:

Gross margin is calculated as net sales less cost of merchandise sold. Gross margin as a percent of net sales increased 347 basis points in 2023 compared to 2022. The increase in gross margin was driven by lower clearance markdowns, lower freight costs, reduced digital-related cost of shipping, and the simplification of our value strategies.

We expect gross margin to expand 40 to 50 basis points in 2024, driven by strong inventory management, lower freight expense, and continued benefits from the simplification of our value strategies.

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

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase, and decrease as sales decrease. We measure our expenses as a percentage of revenue and changes in this percentage compared to the prior year. If the expense as a percent of revenue decreased from the prior year, the expense "leveraged". If the expense as a percent of revenue increased over the prior year, the expense "deleveraged".

The following graph summarizes the changes in SG&A by expense type between 2022 and 2023:

SG&A decreased $75 million, or 1.3%, to $5.5 billion in 2023. As a percentage of revenue, SG&A deleveraged by (67) basis points.

The decrease was primarily driven by decreased marketing investments across all channels and decreased distribution costs due to lower receipts and increased productivity. Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $406 million for 2023 compared to $457 million for 2022. Partially offsetting the decreases were increased store costs. Store expenses were driven by increased wages, continued investments in Sephora openings, and other store-related expenses.

In 2024, SG&A dollars are expected to be flat to slightly down with wage inflation being offset by labor productivity improvements and marketing efficiency.

Other Expenses

(Dollars in Millions)	2023	2022	2021
Depreciation and amortization	$749	$808	$838
Interest expense, net	344	304	260
Loss on extinguishment of debt	—	—	201

Depreciation and amortization decreased in 2023, primarily driven by reduced capital spending in technology.

Net interest expense increased in 2023 compared to 2022 due to borrowings under the revolving credit facility as well as Sephora related lease amendments.

In 2021, we completed a cash tender offer and recognized a loss of $201 million from the extinguishment of debt.

Income Taxes

(Dollars in Millions)	2023	2022	2021
Provision (benefit) for income taxes	$56	$(39)	$281
Effective tax rate	15.1%	68.1%	23.1%

Fiscal year 2023 resulted in an income tax provision compared to an income tax benefit in fiscal year 2022 due to the pre-tax book income in fiscal year 2023 compared to the pre-tax book loss in 2022.

GAAP to Non-GAAP Reconciliation

(Dollars in Millions, Except per Share Data)	Operating Income	Income (loss) before Income Taxes	Net Income (loss)	Earnings (loss) per Diluted Share
2023
GAAP	$717	$373	$317	$2.85
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP)(1)	$717	$373	$317	$2.85
2022
GAAP	$246	$(58)	$(19)	$(0.15)
Loss on extinguishment of debt	—	—	—	—
Income tax impact of items noted above	—	—	—	—
Adjusted (non-GAAP)(1)	$246	$(58)	$(19)	$(0.15)
2021
GAAP	$1,680	$1,219	$938	$6.32
Loss on extinguishment of debt	—	201	201	1.35
Income tax impact of items noted above	—	—	(50)	(0.34)
Adjusted (non-GAAP)	$1,680	$1,420	$1,089	$7.33

(1) Amounts shown for 2023 and 2022 are GAAP as there are no adjustments to Non-GAAP. These amounts are shown for comparability purposes.

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

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return and maintain a strong balance sheet, with a long-term objective of achieving an investment grade rating. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in our business to drive long-term profitable growth; second we pay a quarterly dividend; third we will complete debt reduction transactions, when appropriate; and fourth we return excess cash to shareholders through our share repurchase program.

We will continue to invest in the business, as we plan to invest approximately $500 million in 2024, including the expansion of Sephora shops, the launch of Babies "R" Us, and the expansion of queuing lines to 350 stores. We remain committed to the dividend, and on February 28, 2024, our Board of Directors declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on April 3, 2024 to all shareholders of record at the close of business on March 20, 2024. Last, we retired $164 million of notes due in February 2023 and $111 million of notes due December 2023. We are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times adjusted earnings before interest, taxes, depreciation, amortization, and rent ("EBITDAR") (utilizing an eight times cash rent calculation for lease obligations) as calculated in our capital structure ratio below.

Our period-end cash and cash equivalents balance increased to $183 million from $153 million in 2022. Our cash and cash equivalents balance includes short-term investments of $15 million and $10 million as of February 3, 2024, and January 28, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

The following table includes cash balances and changes:

(Dollars in Millions)	2023	2022	2021
Cash and cash equivalents	$183	$153	$1,587
Net cash provided by (used in):
Operating activities	$1,168	$282	$2,271
Investing activities	(562)	(783)	(570)
Financing activities	(576)	(933)	(2,385)
Adjusted free cash flow (a)	$519	$(639)	$1,556
(a)
Non-GAAP financial measure. Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of adjusted free cash flow to net cash provided by operating activities.

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

Operating activities generated cash of $1.2 billion in 2023 compared to $282 million in 2022. Operating cash flow increased primarily due to higher net income and strong inventory management in 2023. Inventory management resulted in managing receipts, down 9% versus last year. We placed a lower percentage of our overall receipts in the early part of the buying cycle to allow for additional flexibility to chase receipts based on trending sales, establish a better flow of goods to our stores and maintain better in-stock positions, with the goal of minimizing the risk of future markdowns and out-of-stock positions.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Net cash used in investing activities decreased $221 million to $562 million in 2023. The decrease was primarily driven by fewer rollouts of Sephora shop build-outs and store refreshes undertaken in 2023, consistent with our capital expenditure plans for fiscal 2023.

The following chart summarizes capital expenditures by major category:

In 2023, we opened 254 full size Sephora shops and 45 small format shops. We now have a Sephora presence in over 900 of our stores, including 860 full size 2,500 square foot Sephora shops and 50 small format Sephora shops. In 2024, we are planning to open approximately 140 small format Sephora shops, and plan on opening the remaining Sephora shops in 2025 which will bring a Sephora presence to the entire Kohl's chain. In 2024, we anticipate capital expenditures of approximately $500 million, including the expansion of Sephora shops, the launch of Babies "R" Us, and the expansion of queuing lines to 350 stores. We will continue to invest in enhancing our omnichannel capabilities.

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

As of February 3, 2024, our credit ratings and outlook were as follows:

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

The majority of our financing activities generally include proceeds and/or repayments of long-term debt, dividend payments, and in 2022 and 2021 repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities used $576 million in 2023 compared to $933 million in 2022. The decrease is driven by no treasury stock purchases occurring in 2023 partially offset by repayment of long-term borrowings.

In January 2023, we entered into a Credit Agreement with various lenders which provides for a $1.5 billion senior secured, asset based revolving credit facility that will mature in January 2028 and replaced our existing senior unsecured revolving credit facility. The revolver is secured by substantially all of our assets other than real estate, and contains customary events of default and financial, affirmative, and negative covenants, including but not limited to, a springing financial covenant related to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. Borrowings under the revolving credit facility, recorded as short-term debt, had $92 million outstanding as of February 3, 2024, and had $85 million as of January 28, 2023.

In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and were repaid, and in December 2023, $111 million in aggregate principal amount of our 4.75% notes matured and were repaid.

There was no cash used for treasury stock purchases in 2023 compared to $658 million used in 2022. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, we are not planning any share repurchases until our balance sheet is strengthened on a path towards the long term target leverage ratio of 2.5 times adjusted EBITDAR (utilizing an eight times cash rent calculation for lease obligations).

Cash dividend payments were $220 million ($2.00 per share) in 2023 and $239 million ($2.00 per share) in 2022.

Adjusted Free Cash Flow

We generated $519 million of adjusted free cash flow for 2023 compared to a negative adjusted free cash flow of $639 million in 2022. The increase is primarily driven by more cash provided by operating activities due to a higher net income and a reduction in inventory purchases of 9%, and a decrease in capital expenditures related to less Sephora shop build-outs and store refreshes in 2023. Adjusted free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and finance lease and financing obligation payments. Adjusted free cash flow should be evaluated in addition to, and not considered a substitute for, other financial measures such as net income and net cash provided by operating activities. We believe that adjusted free cash flow represents our ability to generate additional cash flow from our business operations.

The following table reconciles net cash provided by operating activities (a GAAP measure) to adjusted free cash flow (a non-GAAP measure):

(Dollars in Millions)	2023	2022	2021
Net cash provided by operating activities	$1,168	$282	$2,271
Acquisition of property and equipment	(577)	(826)	(605)
Free cash flow	$591	$(544)	$1,666
Finance lease and financing obligation payments	$(93)	$(106)	$(125)
Proceeds from financing obligations	21	11	15
Adjusted free cash flow	$519	$(639)	$1,556

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	2023	2022
Working capital	$798	$621
Current ratio	1.31	1.20

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The increase in our working capital and current ratio are primarily due to a reduction in our short-term debt as we repaid $275 million in short-term notes that matured as well as a reduction in accounts payable offset by a decrease in inventory due to strong inventory management.

Capital Structure Ratio

The following table shows our capital structure ratio (non-GAAP financial measure):

	2023	2022
Adjusted debt to EBITDAR	3.63	4.92

Adjusted debt to EBITDAR is a non-GAAP financial measure which we define as our adjusted outstanding debt balance divided by EBITDAR. The decrease in our adjusted debt to EBITDAR ratio is driven by higher operating income as well as repayment of long-term debt. We provide our adjusted debt to EBITDAR ratio to our ratings agencies and our current goal is to achieve a ratio of 2.5 which demonstrates our commitment to an investment grade rating and allows us to operate with an efficient capital structure for our size, growth plans, and industry. Adjusted debt to EBITDAR is a liquidity measure and not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for debt or other GAAP financial measures of liquidity. Our adjusted debt to EBITDAR calculation may not be comparable to similarly-titled measures reported by other companies.

The following table includes our adjusted debt to EBITDAR calculation:

(Dollars in Millions)	2023	2022
Finance lease and financing obligations	$2,763	$2,880
Borrowings under revolving credit facility	92	85
Long-term debt	1,638	1,912
Total debt	$4,493	$4,877
Operating leases	2,883	2,689
Total debt (including operating leases)	$7,376	$7,566
Less: Operating lease, finance lease, and financing obligation liabilities (a)	(5,646)	(5,569)
Add: Cash-based lease equivalent debt (a)	4,584	4,488
Adjusted debt	$6,314	$6,485
Net income (loss)	$317	$(19)
Provision (benefit) for income taxes	56	(39)
Interest expense, net	344	304
Depreciation and amortization	749	808
Rent expense	271	264
EBITDAR (b)	$1,737	$1,318
Adjusted debt to EBITDAR	3.63	4.92
(a)
Lease obligations presented under US GAAP are replaced with eight times cash rent for operating leases, finance leases, and financial obligations. A summary of cash rent can be found in Note 3 of the Consolidated Financial Statements. Management believes this normalizes for timing within the lease term and the impact of lease amendments triggered by our investment in the Sephora shops.
(b)
The EBITDAR component of the adjusted debt to EBITDAR ratio excludes costs (i.e., rent) that are essential to the operation of our leased stores.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of February 3, 2024, we were in compliance with all covenants.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, principal and interest payments for leases, and other purchase obligations. See Notes 2 and 3 to the Consolidated Financial Statements for amounts outstanding on February 3, 2024 related to debt and leases.

Other purchase obligations primarily include royalties, legally binding minimum lease and interest payments for stores opening in 2024 or later, as well as payments associated with technology, marketing, and donation agreements. The obligations were $540 million as of February 3, 2024.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end fiscal 2023.

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

Sephora Arrangement

In 2020, we entered into an arrangement with Sephora to be the exclusive beauty offering at Kohl's and bring a transformational, elevated beauty experience to Kohl’s. We sell prestige beauty products through Sephora-branded retail shops in certain Kohl’s stores and through a Sephora-branded offering on Kohls.com. We have opened 860 full size 2,500 square foot Sephora shops and 50 small format Sephora shops to date, and are planning to have a presence in all Kohl's stores by 2025.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our operating results are subject to interest rate risk as the $600 million of notes issued in April 2020, $113 million of which remain outstanding, and the $500 million of notes issued in March 2021 include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody's Investors Service, Inc., both of which occurred in 2022 and 2023. All other long-term debt is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

We are also subject to interest rate risk from changes in the interest rates under our $1.5 billion revolving credit facility. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. Outstanding borrowings under the revolving credit facility, recorded as short-term debt, were $92 million as of February 3, 2024.

We share in the net risk-adjusted revenue of the Kohl’s credit card portfolio as defined by the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. We also share the costs of funding the outstanding receivables as interest rates exceed defined rates. As a result, our share of profits from the credit card portfolio may be negatively impacted by increases in interest rates. The reduced profitability, if any, will be impacted by various factors, including our ability to pass higher funding costs on to the credit card holders and the outstanding receivable balance, and cannot be reasonably estimated at this time. Additionally, the CFPB finalized a rule in March 2024 which will lower the safe harbor dollar amount credit card companies can charge for late fees for a late payment. The rule will have a negative impact on our credit card revenues if our steps to mitigate the impact of such rule are not successful.

Item 8. Financial Statements and Supplementary Data

Schedules have been omitted as they are not applicable.

Report Of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 21, 2024 expressed an unqualified opinion thereon.

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

Description of the Matter

Merchandise Inventories

At February 3, 2024, the Company’s merchandise inventories balance was $2.9 billion. As described in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM results in inventory valued at lower of cost or market since permanent markdowns are taken as a reduction to the retail value of inventories.

The calculation of inventory under RIM includes a number of inputs including the retail value of inventory, cost value of inventory and adjustments to inventory costs such as markdown allowances, shrinkage and permanent markdowns. As a result of the number of inputs and the involvement of multiple software applications used to capture the high volume of transactions processed by the Company, auditing inventory requires extensive audit effort. In addition, the inventory process is supported by a number of automated and IT dependent controls that elevate the importance of the IT general controls that support the underlying software applications including those developed by the Company.

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

Unrecognized Tax Benefits
Description of the Matter

As described in Note 5 to the consolidated financial statements, at February 3, 2024, the Company had gross unrecognized tax benefits of $200 million. The Company’s uncertain tax positions are subject to audit by federal and state taxing authorities, and the resolution of such audits may span multiple years.

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

Milwaukee, Wisconsin

March 21, 2024

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$183	$153
Merchandise inventories	2,880	3,189
Other	347	394
Total current assets	3,410	3,736
Property and equipment, net	7,720	7,926
Operating leases	2,499	2,304
Other assets	380	379
Total assets	$14,009	$14,345

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,134	$1,330
Accrued liabilities	1,201	1,220
Borrowings under revolving credit facility	92	85
Current portion of:
Long-term debt	—	275
Finance leases and financing obligations	83	94
Operating leases	102	111
Total current liabilities	2,612	3,115
Long-term debt	1,638	1,637
Finance leases and financing obligations	2,680	2,786
Operating leases	2,781	2,578
Deferred income taxes	107	129
Other long-term liabilities	298	337
Shareholders’ equity:
Common stock - 161 and 378 million shares issued	2	4
Paid-in capital	3,528	3,479
Treasury stock, at cost, 50 and 267 million shares	(2,571)	(13,715)
Retained earnings	2,934	13,995
Total shareholders’ equity	$3,893	$3,763
Total liabilities and shareholders’ equity	$14,009	$14,345

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except per Share Data)	2023	2022	2021
Net sales	$16,586	$17,161	$18,471
Other revenue	890	937	962
Total revenue	17,476	18,098	19,433
Cost of merchandise sold	10,498	11,457	11,437
Operating expenses:
Selling, general, and administrative	5,512	5,587	5,478
Depreciation and amortization	749	808	838
Operating income	717	246	1,680
Interest expense, net	344	304	260
Loss on extinguishment of debt	—	—	201
Income (loss) before income taxes	373	(58)	1,219
Provision (benefit) for income taxes	56	(39)	281
Net income (loss)	$317	$(19)	$938
Net income (loss) per share:
Basic	$2.88	$(0.15)	$6.41
Diluted	$2.85	$(0.15)	$6.32

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	2023	2022	2021
Common stock
Balance, beginning of period	$4	$4	$4
Stock-based awards	—	—	—
Retirement of treasury stock	(2)	—	—
Balance, end of period	$2	$4	$4

Paid-in capital
Balance, beginning of period	$3,479	$3,375	$3,319
Stock-based awards	49	39	56
Final settlement of accelerated share repurchase	—	65	—
Balance, end of period	$3,528	$3,479	$3,375

Treasury stock
Balance, beginning of period	$(13,715)	$(12,975)	$(11,595)
Treasury stock purchases	—	(723)	(1,355)
Stock-based awards	(16)	(21)	(27)
Dividends paid	3	4	2
Retirement of treasury stock	11,157	—	—
Balance, end of period	$(2,571)	$(13,715)	$(12,975)

Retained earnings
Balance, beginning of period	$13,995	$14,257	$13,468
Net (loss) earnings	317	(19)	938
Dividends paid	(223)	(243)	(149)
Retirement of treasury stock	(11,155)	—	—
Balance, end of period	$2,934	$13,995	$14,257

Total shareholders' equity, end of period	$3,893	$3,763	$4,661

Common stock
Shares, beginning of period	378	377	377
Stock-based awards	—	1	—
Retirement of treasury stock	(217)	—	—
Shares, end of period	161	378	377
Treasury stock
Shares, beginning of period	(267)	(246)	(219)
Treasury stock purchases	—	(21)	(27)
Retirement of treasury stock	217	—	—
Shares, end of period	(50)	(267)	(246)
Total shares outstanding, end of period	111	111	131

Dividends paid per common share	$2.00	$2.00	$1.00

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2023	2022	2021
Operating activities
Net income (loss)	$317	$(19)	$938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	749	808	838
Share-based compensation	42	30	48
Deferred income taxes	(8)	(84)	(92)
Loss on extinguishment of debt	—	—	201
Non-cash lease expense	92	106	139
Other non-cash expense	6	30	12
Changes in operating assets and liabilities:
Merchandise inventories	315	(116)	(467)
Other current and long-term assets	11	87	569
Accounts payable	(196)	(353)	206
Accrued and other long-term liabilities	(67)	(99)	21
Operating lease liabilities	(93)	(108)	(142)
Net cash provided by operating activities	1,168	282	2,271
Investing activities
Acquisition of property and equipment	(577)	(826)	(605)
Proceeds from sale of real estate	26	43	35
Other	(11)	—	—
Net cash used in investing activities	(562)	(783)	(570)
Financing activities
Proceeds from issuance of debt	—	—	500
Net borrowings under revolving credit facility	7	85	—
Deferred financing costs	—	(6)	(8)
Treasury stock purchases	—	(658)	(1,355)
Shares withheld for taxes on vested restricted shares	(16)	(21)	(27)
Dividends paid	(220)	(239)	(147)
Repayment of long-term borrowings	(275)	—	(1,044)
Premium paid on redemption of debt	—	—	(192)
Finance lease and financing obligation payments	(93)	(106)	(125)
Proceeds from financing obligations	21	11	15
Proceeds from stock option exercises	—	1	1
Other	—	—	(3)
Net cash used in financing activities	(576)	(933)	(2,385)
Net increase (decrease) in cash and cash equivalents	30	(1,434)	(684)
Cash and cash equivalents at beginning of period	153	1,587	2,271
Cash and cash equivalents at end of period	$183	$153	$1,587
Supplemental information
Interest paid, net of capitalized interest	$331	$284	$246
Income taxes paid	69	111	370

See accompanying Notes to Consolidated Financial Statements

1. Business and Summary of Accounting Policies

Business

As of February 3, 2024, we operated 1,174 stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal Year	Ended	Number of Weeks
2023	February 3, 2024	53
2022	January 28, 2023	52
2021	January 29, 2022	52

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $74 million at February 3, 2024 and $76 million at January 28, 2023.

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

Other Current Assets

Other current assets consist of the following:

(Dollars in Millions)	February 3, 2024	January 28, 2023
Prepaids	$166	$170
Other receivables	157	183
Income taxes receivable (a)	10	27
Other	14	14
Other current assets	$347	$394
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	February 3, 2024	January 28, 2023
Land	$1,088	$1,100
Buildings and improvements:
Owned	8,377	8,225
Leased	2,369	2,446
Fixtures and equipment	1,718	1,807
Information technology	1,326	1,580
Construction in progress	56	49
Total property and equipment, at cost	14,934	15,207
Less accumulated depreciation and amortization	(7,214)	(7,281)
Property and equipment, net	$7,720	$7,926

Certain amounts in the prior period related to the removal of fully depreciated assets no longer in use have been reclassified to conform with the current year's presentation.

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

As of February 3, 2024, and January 28, 2023, we had assets held for sale of $19 million.

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. No impairments were recorded in 2023. An impairment of $22 million was recorded in 2022 related to corporate facilities in Selling, General, and Administrative Expenses. No impairments were recorded in 2021.

Other Noncurrent Assets

Other noncurrent assets consist of the following:

(Dollars in Millions)	February 3, 2024	January 28, 2023
Income taxes receivable (a)	$200	$195
Deferred tax assets (a)	32	46
Other	148	138
Other noncurrent assets	$380	$379
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	February 3, 2024	January 28, 2023
Gift cards and merchandise return cards	$327	$356
Sales, property, and use taxes	162	184
Payroll and related fringe benefits	138	141
Income taxes payable (a)	40	12
Other	534	527
Accrued liabilities	$1,201	$1,220
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

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability, and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $54 million as of February 3, 2024 and $55 million as of January 28, 2023.

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

On August 18, 2022, we entered into an accelerated share repurchase agreement ("ASR") with Goldman Sachs to repurchase $500 million of the Company's common stock. This ASR was part of the $3.0 billion share repurchase program authorized by our Board of Directors in February 2022. On August 22, 2022, we received an initial delivery of 11.8 million shares of common stock, representing 80% of the total shares expected to be repurchased under the ASR. Final settlement occurred on November 7, 2022, with an additional 6.1 million shares of common stock being delivered, resulting in a total of 17.9 million shares with an average purchase price of approximately $28 per share.

Revenue Recognition

Net Sales

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenues. Net sales are recognized when merchandise is received by the customer and we have fulfilled all performance obligations. We do not have any sales that are recorded as commissions.

The following table summarizes net sales by line of business:

(Dollars in Millions)	2023	2022	2021
Women's	$4,281	$4,654	$4,927
Men's	3,455	3,679	3,867
Accessories (including Sephora)	2,813	2,279	2,100
Home	2,533	2,791	3,344
Children's	2,060	2,176	2,435
Footwear	1,444	1,582	1,798
Net Sales	$16,586	$17,161	$18,471

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
•
Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. During each of the fiscal years 2023, 2022, and 2021, net sales of $149 million, $158 million, and $153 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.
•
Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

Revenue from credit card operations includes our share of the finance charges, late fees, and other revenue less write-offs of uncollectible accounts of the Kohl’s credit card pursuant to the Credit Card Program Agreement. Expenses related to our credit card operations are reported in Selling, General, and Administrative Expenses.

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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2023	2022	2021
Gross marketing costs	$839	$940	$948
Vendor allowances	(43)	(57)	(55)
Net marketing costs	$796	$883	$893
Net marketing costs as a percent of total revenue	4.6%	4.9%	4.6%

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

Net Income (Loss) Per Share

Basic net income (loss) per share is net income (loss) divided by the average number of common shares outstanding during the period. Diluted net income (loss) per share includes incremental shares assumed for share-based awards and stock warrants. The potentially dilutive shares outstanding during the period include unvested restricted stock units, unvested restricted stock awards, and warrants, which utilize the treasury stock method, as well as unvested performance share units that utilize the contingently issuable share method. Potentially dilutive shares are excluded from the computations of diluted earnings per share (“EPS”) if their effect would be anti-dilutive.

The information required to compute basic and diluted net income (loss) per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2023	2022	2021
Numerator—Net income (loss)	$317	$(19)	$938
Denominator—Weighted-average shares:
Basic	110	120	146
Dilutive impact	1	—	2
Diluted	111	120	148
Net income (loss) per share:
Basic	$2.88	$(0.15)	$6.41
Diluted	$2.85	$(0.15)	$6.32

The following potential shares of common stock were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive:

(Shares in Millions)	2023	2022	2021
Anti-dilutive shares	3	4	2

Share-Based Awards

Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

There are no recently issued accounting pronouncements that had a material impact on our financial statements.

Accounting Standards Issued but not yet Effective

Standard	Description	Effect on our Financial Statements
Segment Reporting (ASU 2023-07) Issued November 2023 Effective for Fiscal Years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024	The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures around significant segment expenses.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.
Income Taxes (ASU 2023-09) Issued December 2023 Effective for Fiscal Years beginning after December 15, 2024	The ASU requires entities to provide additional information in the rate reconciliation table and additional disclosures around income taxes paid.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.

2. Debt

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	February 3, 2024	January 28, 2023
2023	3.25%	3.25%	$—	$164
2023	4.78%	4.75%	—	111
2025	9.50%	10.75%	113	113
2025	4.25%	4.25%	353	353
2029	7.36%	7.25%	42	42
2031	3.40%	4.63%	500	500
2033	6.05%	6.00%	112	112
2037	6.89%	6.88%	101	101
2045	5.57%	5.55%	427	427
Outstanding unsecured senior debt			1,648	1,923
Unamortized debt discounts and deferred financing costs			(10)	(11)
Current portion of unsecured senior debt			—	(275)
Long-term unsecured senior debt			$1,638	$1,637
Effective interest rate at issuance			5.06%	4.89%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.3 billion at February 3, 2024 and $1.6 billion at January 28, 2023.

In 2023, $164 million in aggregate principal amount of our 3.25% notes and $111 million in aggregate principal amount of our 4.75% notes matured and were repaid.

During the first quarter of 2023, S&P downgraded our senior unsecured credit rating from BB+ to BB and Moody's downgraded our rating from Ba2 to Ba3. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 and 9.50% notes due May 2025 increased 50 basis points in May 2023 due to the coupon adjustment provisions within these notes. Our credit rating was also downgraded in 2022. This resulted in the interest rates increasing 75 basis points, with 25 basis points effective in 2022 and the remaining 50 basis points effective in May 2023. In total, the interest rate of both these notes have increased 125 basis points since their issuance.

Borrowings under the revolving credit facility, recorded as short-term debt, were $92 million as of February 3, 2024, and $85 million as of January 28, 2023. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. As of February 3, 2024, we had $26 million of standby and trade letters of credit outstanding under the credit facility, which reduces the available borrowing capacity.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of February 3, 2024, we were in compliance with all covenants of the various debt agreements.

We also had outstanding standby and trade letters of credit outside of the credit facility totaling approximately $12 million at February 3, 2024.

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

We opened 254 full size Sephora shops within our Kohl's stores during 2023 and now have 860 full size Sephora shops open as of the end of the fiscal year. Due to the investments we made in the full size Sephora shops, we reassessed our lease term when construction began as these assets will have significant economic value to us when the lease term becomes exercisable. The impact of these assessments resulted in additional lease term, additional lease assets and liabilities, and, in some cases, changes to the classification.

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	February 3, 2024	January 28, 2023
Assets
Operating leases	Operating leases	$2,499	$2,304
Finance leases	Property and equipment, net	1,883	2,033
Total operating and finance leases		4,382	4,337
Liabilities
Current
Operating leases	Current portion of operating leases	102	111
Finance leases	Current portion of finance leases and financing obligations	74	76
Noncurrent
Operating leases	Operating leases	2,781	2,578
Finance leases	Finance leases and financing obligations	2,242	2,344
Total operating and finance leases		$5,199	$5,109

Consolidated Statement of Operations
(Dollars in Millions)	Classification	2023	2022	2021
Operating leases	Selling, general, and administrative	$271	$264	$298
Finance Leases
Amortization of leased assets	Depreciation and amortization	121	126	98
Interest on leased assets	Interest expense, net	144	140	111
Total operating and finance leases		$536	$530	$507

Consolidated Statement of Cash Flows
(Dollars in Millions)	2023	2022	2021
Cash paid for amounts included in measurement of leased liabilities
Operating cash flows from operating leases	$272	$266	$311
Operating cash flows from finance leases	140	133	105
Financing cash flows from finance leases	78	86	93

The following table summarizes future lease payments by fiscal year:

	February 3, 2024
(Dollars in millions)	Operating Leases	Finance Leases	Total
2024	$268	$213	$481
2025	263	208	471
2026	256	206	462
2027	256	205	461
2028	254	202	456
After 2028	3,902	3,303	7,205
Total lease payments	$5,199	$4,337	$9,536
Amount representing interest	(2,316)	(2,021)	(4,337)
Lease liabilities	$2,883	$2,316	$5,199

Total lease payments include $3.9 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $3.2 billion related to options to extend finance lease terms that are reasonably certain of being exercised. Additionally, total lease payments exclude $13 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term and discount rate:

	February 3, 2024	January 28, 2023
Weighted-average remaining term (years)
Operating leases	20	20
Finance leases	20	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

Other lease information is as follows:

(Dollars in Millions)	2023	2022	2021
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	(36)	714	841
Operating lease liabilities	278	179	2

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	February 3, 2024	January 28, 2023
Assets
Financing obligations	Property and equipment, net	$44	$49
Liabilities
Current	Current portion of finance leases and financing obligations	9	18
Noncurrent	Finance leases and financing obligations	438	442
Total financing obligations		$447	$460

Consolidated Statement of Operations
(Dollars in millions)	Classification	2023	2022	2021
Amortization of financing obligation assets	Depreciation and amortization	$5	$7	$10
Interest on financing obligations	Interest expense, net	70	58	41
Total financing obligations		$75	$65	$51

Consolidated Statement of Cash Flows
(Dollars in millions)	2023	2022	2021
Cash paid for amounts included in measurement of financing obligations
Operating cash flows from financing obligations	$68	$56	$40
Financing cash flows from financing obligations	15	20	32
Proceeds from financing obligations	21	11	15

The following table summarizes future financing obligation payments by fiscal year:

February 3, 2024
(Dollars in millions)	Financing Obligations
2024	$73
2025	79
2026	79
2027	79
2028	76
After 2028	1,163
Total lease payments	$1,549
Non-cash gain on future sale of property	115
Amount representing interest	(1,217)
Financing obligation liability	$447

Total payments exclude $21 million of legally binding payments for contracts signed, but not yet commenced.

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	February 3, 2024	January 28, 2023
Weighted-average remaining term (years)	16	13
Weighted-average discount rate	16%	14%

The following table shows the cash rent out flows for the operating leases, finance leases, and financing obligations:

Consolidated Statement of Cash Flows
(Dollars in millions)	2023	2022	2021
Operating cash flows from operating leases	$272	$266	$311
Operating cash flows from finance leases	140	133	105
Financing cash flows from finance leases	78	86	93
Operating cash flows from financing obligations	68	56	40
Financing cash flows from financing obligations	15	20	32
Total cash rent	$573	$561	$581

4. Benefit Plans

We have a defined contribution savings plan covering all full-time and certain part-time associates. Participants in this plan may invest up to 99% of their base compensation, subject to certain statutory limits. We match 100% of the first 5% of each participant’s contribution, subject to certain statutory limits.

We also offer a non-qualified deferred compensation plan to a group of executives which provides for pre-tax compensation deferrals up to 75% of salary and 100% of bonus. Deferrals and earned investment returns are 100% vested.

The total costs for both of these benefit plans were $52 million for 2023, $50 million for 2022 and $51 million for 2021.

5. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	February 3, 2024	January 28, 2023
Deferred tax liabilities:
Property and equipment	$521	$542
Lease assets	1,151	1,140
Merchandise inventories	45	33
Total deferred tax liabilities	1,717	1,715
Deferred tax assets:
Lease obligations	1,468	1,448
Accrued and other liabilities, including stock-based compensation	200	201
Federal benefit on state tax reserves	21	26
Valuation allowance	(47)	(43)
Total deferred tax assets	1,642	1,632
Net deferred tax liability	$75	$83

Deferred tax assets included in other long-term assets totaled $32 million as of February 3, 2024 and $46 million as of January 28, 2023. As of February 3, 2024, the Company had state net operating loss carryforwards, net of valuation allowances, of $28 million, and state credit carryforwards, net of valuation allowances, of $4 million, which will expire between 2024 and 2044. As of January 28, 2023, state net operating loss carryforwards, net of valuation allowances, were $41 million, and state credit carryforwards, net of valuation allowances, were $3 million.

The components of the Provision (benefit) for income taxes were as follows:

(Dollars in Millions)	2023	2022	2021
Current federal	$78	$39	$311
Current state	(14)	6	63
Deferred federal	(18)	(70)	(59)
Deferred state	10	(14)	(34)
Provision (benefit) for income taxes	$56	$(39)	$281

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

(Dollars in Millions)	2023	2022	2021
Taxes computed at federal statutory rate	$78	$(12)	$256
State income taxes, net of federal tax benefit	16	(1)	32
Federal NOL carryback	—	—	(4)
Uncertain tax positions	(28)	(16)	7
Federal tax credits	(9)	(8)	(14)
Other	(1)	(2)	4
Total	$56	$(39)	$281
Effective tax rate	15.1%	68.1%	23.1%

Our income tax provisions or benefits were $56 million tax provision, $39 million tax benefit, and $281 million tax provision in fiscal year 2023, 2022, and 2021, respectively. Fiscal year 2023 and 2021 resulted in an income tax provision compared to an income tax benefit in fiscal year 2022 due to the pre-tax book income in fiscal year 2023 and 2021 compared to the pre-tax book loss in 2022. In addition, in fiscal year 2023 and 2022, we recorded a net tax benefit for the impact of favorable results from uncertain tax positions, compared to an income tax provision related to uncertain tax positions in fiscal year 2021.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The significant federal and state returns subject to examination are the 2015 through 2023 tax years. Certain tax agencies have proposed adjustments, which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

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

(Dollars in Millions)	2023	2022
Balance at beginning of year	$219	$276
Increases due to tax positions taken in prior years	10	1
Increases due to tax positions taken in current year	6	7
Decreases due to:
Tax positions taken in prior years	(32)	(57)
Settlements with taxing authorities	—	(2)
Lapse of applicable statute of limitations	(3)	(6)
Balance at end of year	$200	$219

Included above in the tax positions taken in prior years for 2022 is a reclass between the unrecognized tax benefits and the deferred tax liability; it had no impact on the effective tax rate. Not included in the unrecognized tax benefits reconciliation above are gross unrecognized accrued interest and penalties of $33 million at February 3, 2024 and $41 million at January 28, 2023. Interest and penalties were a tax benefit of $8 million in 2023 and $1 million in 2022, and a tax expense of $3 million in 2021.

Our net unrecognized tax benefits that, if recognized, would affect our effective tax rate were $186 million as of February 3, 2024 and $202 million as of January 28, 2023. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for income taxes recorded on our balance sheet. Receivables included in other current assets totaled $10 million as of February 3, 2024 and $27 million as of January 28, 2023. Receivables included in other long term assets totaled $200 million as of February 3, 2024 and $195 million as of January 28, 2023. The majority of the receivable balance relates to the cash benefit of the 2020 net operating loss that has not yet been received. Payables included in current liabilities totaled $40 million as of February 3, 2024 and $12 million as of January 28, 2023.

6. Stock-Based Awards

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2017 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock, performance share units, and options to purchase shares of our common stock, to officers, key employees, and directors. As of February 3, 2024, there were 9.0 million shares authorized and 5.0 million shares available for grant under the 2017 Long-Term Compensation Plan. Options and nonvested stock that are surrendered or terminated without issuance of shares are available for future grants.

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

The following table summarizes nonvested stock and restricted stock unit activity, including restricted stock equivalents and restricted stock unit equivalents issued in lieu of cash dividends:

	2023		2022		2021
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,439	$39.40	2,769	$36.17	3,451	$32.09
Granted	2,229	22.97	1,098	47.67	696	55.31
Vested	(1,160)	36.65	(1,060)	38.73	(1,165)	35.80
Forfeited	(409)	31.48	(368)	41.71	(213)	34.68
Balance at end of year	3,099	$29.66	2,439	$39.40	2,769	$36.17

The aggregate fair value of awards at the time of vesting was $43 million in 2023, $41 million in 2022, and $42 million in 2021.

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

The following table summarizes performance share unit activity by year:

	2023		2022		2021
(Units in Thousands)	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	813	$45.87	856	$42.74	1,037	$49.95
Granted	770	20.23	553	40.92	225	58.07
Vested	(582)	23.78	—	—	(211)	72.21
Forfeited	(224)	65.80	(596)	36.79	(195)	66.88
Balance at end of year	777	$31.26	813	$45.87	856	$42.74

Stock Options

There are no stock options outstanding as of February 3, 2024.

The following table summarizes our stock option activity:

	2023		2022		2021
(Shares in Thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of year	—	$—	12	$48.66	36	$52.15
Exercised	—	—	(12)	48.66	(23)	54.00
Forfeited/expired	—	—	—	—	(1)	51.27
Balance at end of year	—	$—	—	$—	12	$48.66

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $0 in 2023 and less than $1 million in 2022 and 2021.

Stock Warrants

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The fair value was estimated to be $17.52 per warrant using a binomial lattice method. The warrants vest in five equal annual installments, and the first installment vested on January 15, 2020. The last installment vested on January 15, 2024 and all 1,747,441 shares were vested and unexercised as of February 3, 2024. The warrants will expire on April 18, 2026.

Other Required Disclosures

Stock-based compensation expense is included in Selling, General, and Administrative Expenses in our Consolidated Statements of Income. Stock-based compensation expense, net of forfeitures, totaled $42 million for 2023, $30 million for 2022, and $48 million for 2021. At February 3, 2024, we had approximately $93 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.

7. Contingencies

On September 2, 2022, Sean Shanaphy, an alleged shareholder of the Company, filed a putative class action lawsuit in the U.S. District Court for the Eastern District of Wisconsin alleging violations of Sections 10(b), 14(a) and 20(a) of the Securities and Exchange Act of 1934 and certain rules promulgated thereunder. Shanaphy v. Kohl’s Corporation, No. 2:22-cv- 01016-LA (E.D. Wis.). The plaintiff asserts claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between October 20, 2020 and May 19, 2022 (the “Class Period”), and seeks compensatory damages, interest, fees, and costs. The complaint alleges that members of the putative class suffered losses as a result of (1) false or misleading statements and withholding of information regarding the conception, execution, and outcomes of the Company’s strategic plan announced on October 20, 2020 and the Company’s financial results for the first quarter of fiscal 2022 and (2) the Company’s internal controls over financial reporting, disclosure controls, and corporate governance mechanisms. The case is in its early stages. On May 23, 2023, the court appointed Thomas Frame as lead plaintiff. On October 19, 2023, the lead plaintiff filed an amended complaint with substantially similar claims and allegations which named the Company, certain of its current and former directors and its Chief Financial Officer as defendants and revised the Class Period to be August 19, 2021 to July 1, 2022. The Company intends to vigorously defend against these claims, and on December 2, 2023 filed a motion to dismiss the amended complaint in its entirety. On January 18, 2024, the plaintiff filed its opposition to the Company’s motion. The Company filed a reply brief in support of its motion on February 20, 2024. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition to what is noted above, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

8. Subsequent Events

On February 28, 2024, our Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on April 3, 2024 to all shareholders of record at the close of business on March 20, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 3, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of February 3, 2024, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated March 21, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 21, 2024

Item 9B. Other Information

During the three months ended February 3, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our Directors, the Board of Directors’ committees and our written Code of Ethics, see the applicable portions of the “Corporate Governance Matters” and “Proposal One: Election of Directors” sections of the Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders (“our 2024 Proxy”), which information is incorporated herein by reference.

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

For information with respect to Section 16 reports, see the information provided in the "Delinquent Section 16(a) Reports" section of our 2024 Proxy, which information is incorporated herein by reference.

See also Item 4A, Information about our Executive Officers of Part 1.

Item 11. Executive Compensation

See the information provided in the applicable portions of the “Corporate Governance Matters”, “Proposal One: Election of Directors”, "Compensation Committee Report", and "Compensation Discussion & Analysis" sections of our 2024 Proxy, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors, and Management” and "Proposal 4: Approval of the Kohl's Corporation 2024 Long-Term Compensation Plan" sections of our 2024 Proxy, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Director Independence” and “Related Person Transactions” sections of our 2024 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the “Fees Paid to Ernst & Young” section of our 2024 Proxy, which information is incorporated herein by reference.

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

4.2	Warrant to Purchase Common Stock	Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 23, 2019
4.3	Description of Registrant's Securities	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2020
10.1	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.2	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006
10.3	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.4	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.5	Kohl’s Corporation Annual Incentive Plan*	Annex B to the Proxy Statement on Schedule 14A filed on March 24, 2016 in connection with the Company’s 2016 Annual Meeting of Shareholders
10.6	Form of Outside Director Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long Term Compensation Plan*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended January 30, 2021
10.7	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting

Exhibit	Description	Document if Incorporated by Reference
10.8	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.9	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.10	Non-Employee Director Compensation Policy*
10.11	Amended and Restated Executive Compensation Agreement between Kohl's Department Stores, Inc. and Jill Timm dated November 1, 2019*	Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.12	Form of Restricted Stock Unit Agreement for persons party to an Employment Agreement	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.13	Form of Restricted Stock Unit Agreement for persons party to an Executive Compensation Agreement	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.14	Form of Performance Stock Unit Agreement	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.15	Amended and Restated Credit Card Program Agreement dated as of March 14, 2022, by and between Kohl’s, Inc. and Capital One, National Association.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022
10.16	Amended and Restated Executive Compensation Agreement between Kohl’s, Inc. and Siobhán Mc Feeney dated as of July 16, 2022.*	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022
10.17	Amended and Restated Raymond Executive Compensation Agreement between Kohl’s, Inc. and Christie Raymond dated as of August 16, 2022.*	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022
10.18	Cash Award Agreement between Kohl's, Inc. and Jill Timm effective as of November 29, 2022.*	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022
10.19	Credit Agreement, dated as of January 19, 2023, by and among the Company and its subsidiaries, and Wells Fargo Bank, National Association, as agent, and the other lenders party thereto.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 19, 2023
10.20	Cooperation Agreement, dated as of February 2, 2023, by and among Kohl’s Corporation, Macellum Badger Fund, LP and certain of its affiliates.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2023
10.21	Offer Letter accepted and agreed to effective February 20, 2023 by and between Dave Alves and Kohl's Inc.*	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2023
10.22	Executive Compensation Agreement between David Alves and Kohl's, Inc. dated as of March 27, 2023*	Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on March 31, 2023
10.23	Restricted Stock Unit Agreement by and between Jill Timm and Kohl's Corporation dated as of April 21, 2023*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2023
10.24	Employment Agreement between Thomas Kingsbury and Kohl's, Inc. and Kohl’s Corporation dated as of May 10, 2023*	Exhibit 10.1 to Amendment No. 2 to the Company’s Current Report on Form 8-K filed on May 12, 2023
10.25	Executive Compensation Agreement between Jennifer Kent and Kohl's, Inc. dated as of February 20, 2023*	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023

Exhibit	Description	Document if Incorporated by Reference
10.26	Executive Compensation Agreement between Nicholas Jones and Kohl's, Inc. dated as of March 20, 2023*	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023
10.27	Restricted Stock Unit Agreement by and between Christie Raymond and Kohl's Corporation dated as of June 15, 2023*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023
10.28	Restricted Stock Unit Agreement by and between Siobhán Mc Feeney and Kohl's Corporation dated as of June 15, 2023*	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023
10.29	Offer Letter accepted and agreed to effective November 29, 2022 by and between Nick Jones and Kohl's Inc.*
10.30	Offer Letter accepted and agreed to effective January 4, 2023 by and between Jennifer Kent and Kohl's Inc.*
10.31	Offer Letter accepted and agreed to effective September 21, 2023 by and between Fred Hand and Kohl's Inc.*
10.32	Executive Compensation Agreement between Fred Hand and Kohl's Inc. dated as of September 25, 2023*
10.33	Aircraft Time Sharing Agreement between Kohl's Inc. and Thomas Kingsbury dated as of November 3, 2023
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Executive Officer Compensation Recovery Policy*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

Dated: March 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ Peter Boneparth	/s/ Thomas A. Kingsbury
Peter Boneparth	Thomas A. Kingsbury
Chairman	Chief Executive Officer
Director (Principal Executive Officer)
/s/ Wendy Arlin	/s/ Robbin Mitchell
Wendy Arlin	Robbin Mitchell
Director	Director

/s/ Michael Bender	/s/ Jonas Prising
Michael Bender	Jonas Prising
Director	Director

/s/ Yael Cosset	/s/ John E. Schlifske
Yael Cosset	John E. Schlifske
Director	Director

/s/ Christine Day	/s/ Adrianne Shapira
Christine Day	Adrianne Shapira
Director	Director

/s/ H. Charles Floyd	/s/ Adolfo Villagomez
H. Charles Floyd	Adolfo Villagomez
Director	Director

/s/ Margaret Jenkins
Margaret Jenkins
Director