Form 10-Q
period 2024-05-04
KOHLS Corp
filed 2024-06-06
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 31, 2024 Common Stock, Par Value $0.01 per Share, 111,205,633 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	May 4, 2024	February 3, 2024	April 29, 2023
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$228	$183	$286
Merchandise inventories	3,083	2,880	3,526
Other	345	347	347
Total current assets	3,656	3,410	4,159
Property and equipment, net	7,664	7,720	7,803
Operating leases	2,498	2,499	2,368
Other assets	460	380	380
Total assets	$14,278	$14,009	$14,710

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,220	$1,134	$1,310
Accrued liabilities	1,265	1,201	1,164
Borrowings under revolving credit facility	355	92	765
Current portion of:
Long-term debt	—	—	111
Finance leases and financing obligations	81	83	93
Operating leases	92	102	111
Total current liabilities	3,013	2,612	3,554
Long-term debt	1,638	1,638	1,637
Finance leases and financing obligations	2,651	2,680	2,710
Operating leases	2,783	2,781	2,634
Deferred income taxes	94	107	129
Other long-term liabilities	286	298	326
Shareholders’ equity:
Common stock	2	2	2
Paid-in capital	3,539	3,528	3,489
Treasury stock, at cost	(2,579)	(2,571)	(2,569)
Retained earnings	2,851	2,934	2,798
Total shareholders’ equity	$3,813	$3,893	$3,720
Total liabilities and shareholders’ equity	$14,278	$14,009	$14,710

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 4, 2024	April 29, 2023
Net sales	$3,178	$3,355
Other revenue	204	216
Total revenue	3,382	3,571
Cost of merchandise sold	1,923	2,047
Operating expenses:
Selling, general, and administrative	1,228	1,238
Depreciation and amortization	188	188
Operating income	43	98
Interest expense, net	83	84
(Loss) income before income taxes	(40)	14
(Benefit) provision for income taxes	(13)	—
Net (loss) income	$(27)	$14
Net (loss) income per share:
Basic	$(0.24)	$0.13
Diluted	$(0.24)	$0.13

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 4, 2024	April 29, 2023
Common stock
Balance, beginning of period	$2	$4
Stock-based awards	—	—
Retirement of treasury stock	—	(2)
Balance, end of period	$2	$2

Paid-in capital
Balance, beginning of period	$3,528	$3,479
Stock-based awards	11	10
Balance, end of period	$3,539	$3,489

Treasury stock
Balance, beginning of period	$(2,571)	$(13,715)
Stock-based awards	(9)	(12)
Dividends paid	1	1
Retirement of treasury stock	—	11,157
Balance, end of period	$(2,579)	$(2,569)

Retained earnings
Balance, beginning of period	$2,934	$13,995
Net (loss) income	(27)	14
Dividends paid	(56)	(56)
Retirement of treasury stock	—	(11,155)
Balance, end of period	$2,851	$2,798

Total shareholders' equity, end of period	$3,813	$3,720

Common stock
Shares, beginning of period	161	378
Stock-based awards	—	—
Retirement of treasury stock	—	(217)
Shares, end of period	161	161
Treasury stock
Shares, beginning of period	(50)	(267)
Retirement of treasury stock	—	217
Stock-based awards	—	—
Shares, end of period	(50)	(50)
Total shares outstanding, end of period	111	111

Dividends paid per common share	$0.50	$0.50

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023
Operating activities
Net (loss) income	$(27)	$14
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	188	188
Share-based compensation	10	9
Deferred income taxes	(13)	1
Non-cash lease expense	22	25
Other non-cash items	3	(4)
Changes in operating assets and liabilities:
Merchandise inventories	(202)	(336)
Other current and long-term assets	(81)	49
Accounts payable	86	(20)
Accrued and other long-term liabilities	34	(101)
Operating lease liabilities	(27)	(27)
Net cash used in operating activities	(7)	(202)
Investing activities
Acquisition of property and equipment	(126)	(94)
Proceeds from sale of real estate	—	1
Other	—	(1)
Net cash used in investing activities	(126)	(94)
Financing activities
Net borrowings under revolving credit facility	263	680
Shares withheld for taxes on vested restricted shares	(9)	(12)
Dividends paid	(55)	(55)
Repayment of long-term borrowings	—	(164)
Finance lease and financing obligation payments	(21)	(25)
Proceeds from financing obligations	—	5
Net cash provided by financing activities	178	429
Net increase in cash and cash equivalents	45	133
Cash and cash equivalents at beginning of period	183	153
Cash and cash equivalents at end of period	$228	$286
Supplemental information
Interest paid, net of capitalized interest	$70	$60
Income taxes paid	1	2
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	(11)	(56)
Operating lease liabilities	21	74

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission ("SEC").

Due to the seasonality of the business of Kohl’s Corporation (the “Company,” “Kohl’s,” “we,” “our,” or “us”), results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We operate as a single business unit.

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

There are no recently adopted accounting pronouncements that had a material impact on our financial statements.

Accounting Standards Issued but not yet Effective

Standard	Description	Effect on our Financial Statements
Segment Reporting (ASU 2023-07) Issued November 2023 Effective for Fiscal Years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024	The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures around significant segment expenses.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.
Income Taxes (ASU 2023-09) Issued December 2023 Effective for Fiscal Years beginning after December 15, 2024	The ASU requires entities to provide additional information in the rate reconciliation table and additional disclosures around income taxes paid.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.

2. Revenue Recognition

The following table summarizes Net sales by line of business:

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023
Women's	$923	$988
Accessories (including Sephora)	618	512
Men's	600	695
Home	392	433
Children's	344	403
Footwear	301	324
Net Sales	$3,178	$3,355

Unredeemed gift cards and merchandise return card liabilities totaled $294 million as of May 4, 2024, $327 million as of February 3, 2024, and $317 million as of April 29, 2023. In the first quarter of 2024 and 2023, net sales of $57 million and $68 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years.

3. Debt

Outstanding borrowings under the revolving credit facility, recorded as short-term debt, were $355 million as of May 4, 2024, $92 million as of February 3, 2024, and $765 million as of April 29, 2023.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	May 4, 2024	February 3, 2024	April 29, 2023
2023	4.78%	4.75%	$—	$—	$111
2025	9.50%	10.75%	113	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	4.63%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,648	1,648	1,759
Unamortized debt discounts and deferred financing costs			(10)	(10)	(11)
Current portion of unsecured senior debt			—	—	(111)
Long-term unsecured senior debt			$1,638	$1,638	$1,637
Effective interest rate at issuance			5.06%	5.06%	5.04%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.4 billion at May 4, 2024, $1.3 billion at February 3, 2024, and $1.3 billion at April 29, 2023.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of May 4, 2024, we were in compliance with all covenants of the various debt agreements.

4. Stock-Based Awards

The following table summarizes our stock-based awards activity for the three months ended May 4, 2024:

	Nonvested Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 3, 2024	3,099	$29.66	777	$31.26
Granted	1,322	26.32	622	29.33
Vested	(877)	31.47	(38)	74.68
Forfeited	(68)	30.98	—	—
Balance - May 4, 2024	3,476	$27.91	1,361	$29.17

In 2019, we issued 1,747,441 stock warrants. All 1,747,441 shares were vested and unexercised as of May 4, 2024.

5. Contingencies

Note 7, Contingencies, of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, contains a description of an ongoing legal proceeding, as to which there have been no material developments as of May 4, 2024.

On May 16, 2024, David Kelley, an alleged shareholder of the Company, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of Wisconsin purportedly on behalf of the Company and against current and former members of the Board of Directors of the Company as Defendants, and the Company as Nominal Defendant. Kelley v. Boneparth, No. 2:24-cv-00604-LA (E.D. Wis.). The plaintiff asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, compensatory damages, restitution, fees, and costs. The complaint makes similar allegations to the shareholder class action described in Note 7, Contingencies, of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. In particular, the complaint alleges that the Defendants breached their fiduciary duties to the Company and were unjustly enriched by causing or allowing the Company to disseminate allegedly false or misleading statements regarding (1) the conception, execution, and outcomes of the Company’s strategic plan announced on October 20, 2020, (2) the Company’s internal controls over financial reporting, disclosure controls, and corporate governance mechanisms, and (3) the Company’s consideration of acquisition offers. Defendants deny the allegations in the complaint and intend to vigorously defend against them. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition to what is noted above, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

6. Income Taxes

The effective income tax rate for the first quarter of 2024 was 32.5% compared to 3.8% for the first quarter of 2023. In both periods, the tax rate was driven by the recognition of favorable tax items. The impact of the 2024 benefit of the favorable tax items, when compared to a pre-tax loss, results in increasing the tax rate from the statutory rate. The impact of the 2023 benefit of the favorable tax items, when compared to pre-tax income, results in decreasing the tax rate from the statutory rate.

7. Net (Loss) Income Per Share

Basic net (loss) income per share is net (loss) income divided by the average number of common shares outstanding during the period. Diluted net (loss) income per share includes incremental shares assumed for share-based awards and stock warrants. The potentially dilutive shares outstanding during the period include unvested restricted stock units, unvested restricted stock awards, and warrants, which utilize the treasury stock method, as well as unvested performance share units that utilize the contingently issuable share method. Potentially dilutive shares are excluded from the computations of diluted (loss) earnings per share ("EPS") if their effect would be anti-dilutive.

The information required to compute basic and diluted net (loss) income per share is as follows:

	Quarter Ended
(Dollars and Shares in Millions, Except per Share Data)	May 4, 2024	April 29, 2023
Numerator—Net (loss) income	$(27)	$14
Denominator—Weighted-average shares:
Basic	111	110
Dilutive impact	—	1
Diluted	111	111
Net (loss) income per share:
Basic	$(0.24)	$0.13
Diluted	$(0.24)	$0.13

The following potential shares of common stock were excluded from the diluted net (loss) income per share calculation because their effect would have been anti-dilutive:

	Quarter Ended
(Shares in Millions)	May 4, 2024	April 29, 2023
Anti-dilutive shares	7	3

8. Subsequent Events

On May 14, 2024, we sent notification of a make whole call to noteholders to redeem the remaining $113 million of outstanding 9.50% notes due May 15, 2025, which will result in an approximately $4.5 million pre-tax charge. The redemption will be completed on June 13, 2024.

On May 15, 2024, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on June 26, 2024, to all shareholders of record at the close of business on June 12, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the first quarter” are for the three fiscal months (13 weeks) ended May 4, 2024 or April 29, 2023.

This Form 10-Q contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the statements under management's discussion and analysis, financial and capital allocation outlook and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, and adequacy of capital resources and reserves. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2023 Form 10-K, or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,176 stores and a website (www.Kohls.com) as of May 4, 2024. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the quarter include:

•
Net sales decreased 5.3%, to $3.2 billion, with comparable sales down 4.4%.
•
Gross margin as a percentage of Net sales was 39.5%, an increase of 48 basis points.
•
Selling, general, and administrative ("SG&A") expenses decreased 0.8%, to $1.2 billion. As a percentage of total revenue, SG&A expenses were 36.3%, an increase of 166 basis points year-over-year.
•
Operating income was $43 million compared to $98 million in the prior year. As a percentage of total revenue, operating income was 1.3%, a decrease of 148 basis points to last year.
•
Net loss was $27 million, or ($0.24) per diluted share. This compares to net income of $14 million, or $0.13 per diluted share in the prior year.
•
Inventory was $3.1 billion, a decrease of 13% to last year.
•
Operating cash flow was a use of $7 million as compared to a use of $202 million in the prior year.

Our Strategy

Kohl's strategy is focused on delivering long-term shareholder value. To achieve this, the Company has established four overarching priorities to drive improved sales and profitability. These priorities include enhancing the customer experience, accelerating and simplifying its value strategies, managing inventory and expenses with discipline, and strengthening the balance sheet.

Updated 2024 Financial and Capital Allocation Outlook

For the full year 2024, which has 52 weeks compared to 53 weeks in full year 2023, the Company's guidance includes the potential impact from credit card late fee regulatory changes in the second half of 2024. The Company currently expects the following:

•
Net sales: A decrease of (2%) to a decrease of (4%)
•
Comparable sales: A decrease of (1%) to a decrease of (3%)
•
Operating margin: In the range of 3.0% to 3.5%
•
Diluted earnings per share: In the range of $1.25 to $1.85
•
Capital expenditures: Approximately $500 million, including expansion of Sephora partnership and other store-related investments
•
Dividend: On May 15, 2024, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.50 per share. The dividend is payable June 26, 2024 to shareholders of record at the close of business on June 12, 2024.
•
Debt Reduction: On May 14, 2024, we exercised our right to redeem the remaining $113 million of our 9.50% notes due May 15, 2025. The redemption will be completed on June 13, 2024.

Results of Operations

Total Revenue

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023	Change
Net sales	$3,178	$3,355	$(177)
Other revenue	204	216	(12)
Total revenue	$3,382	$3,571	$(189)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 5.3% in the first quarter of 2024 compared to the first quarter of 2023.

•
The decrease was driven by transaction volume down approximately 3% and approximately a 2% decrease in average transaction value. Positive sales growth in our regular price business was more than offset by lower clearance sales.
•
The sales decrease was seen across all lines of business except for Accessories, as they underperformed the Company average. Partially offsetting this decrease was a 21% increase in Accessories driven by a 60% increase in Sephora compared to the prior year.

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023	Change
Women's	$923	$988	(6.6%)
Accessories (including Sephora)	618	512	20.7%
Men's	600	695	(13.7%)
Home	392	433	(9.5%)
Children's	344	403	(14.6%)
Footwear	301	324	(7.1%)
Net Sales	$3,178	$3,355	(5.3%)

Comparable sales decreased 4.4%. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales decreased 6%, and digital penetration represented 25% of net sales compared to 26% for the first quarter of 2023. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

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

Other revenue decreased $12 million driven by increasing credit loss rates within our credit business.

As it relates to our credit business and recent regulatory developments, on March 5, 2024, the Consumer Financial Protection Bureau finalized a rule lowering the safe harbor dollar amount credit card companies can charge for late fees for a missed payment. Unless blocked by court order prior to becoming effective, the rule reduces the typical amount of late fees that can be charged, which could have a negative impact on Kohl’s credit card revenues, particularly if Kohl’s steps to mitigate the impact of such rule are not successful. We are actively pursuing various initiatives to mitigate the effects of this potential ruling including scaling our recently launched co-brand card and other various initiatives with Capital One, our credit partner. We are closely monitoring developments on the issue.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023	Change
Net sales	$3,178	$3,355	$(177)
Cost of merchandise sold	1,923	2,047	(124)
Gross margin	$1,255	$1,308	$(53)
Gross margin as a percent of net sales	39.5%	39.0%	48	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the first quarter of 2024, gross margin was 39.5% of net sales, an increase of 48 basis points to last year. The increase was driven by strong inventory management as we had fewer markdowns from managing our inventory down 13%, as we continue to benefit from operating with greater flexibility, as well as lower freight costs. This was partially offset by elevated shrink levels.

Selling, General, and Administrative Expense

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023	Change
SG&A	$1,228	$1,238	$(10)
As a percent of total revenue	36.3%	34.7%	166	bps

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

The following table summarizes the changes in SG&A by expense type:

Quarter Ended
(Dollars in Millions)	May 4, 2024
Distribution	$(11)
Store expenses	(4)
Corporate and other	1
Marketing	4
Total decrease	$(10)

SG&A expenses decreased $10 million, or 0.8%, to $1.2 billion, driven by lower distribution costs. As a percentage of revenue, SG&A deleveraged by 166 basis points. The decrease was driven by disciplined expense management across the organization. Partially offsetting this decrease was an increase in marketing expenses and an investment in our new growth initiatives including Sephora shops and impulse queuing lines.

Other Expenses

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023	Change
Depreciation and amortization	$188	$188	$—
Interest expense, net	83	84	(1)

Depreciation and amortization was flat to last year as reduced capital spending in technology was offset by increased store investments, including the Sephora shops.

Net interest expense decreased in the first quarter of 2024 due to the reduced outstanding balance on the revolving credit facility partially offset by Sephora shops related lease amendments.

Income Taxes

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023	Change
(Benefit) provision for income taxes	$(13)	$—	$(13)
Effective tax rate	32.5%	3.8%

In both periods, the tax rate was driven by the recognition of favorable tax items. The impact of the 2024 benefit of the favorable tax items, when compared to a pre-tax loss, results in increasing the tax rate from the statutory rate. The impact of the 2023 benefit of the favorable tax items, when compared to pre-tax income, results in decreasing the tax rate from the statutory rate.

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

We will continue to invest in the business, as we plan to invest approximately $500 million in 2024, which includes investment in impulse queuing lines, small format Sephora shop openings, the launch of the Babies “R” Us partnership, and new store openings. We remain committed to the dividend, and on May 15, 2024, our Board of Directors declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on June 26, 2024 to all shareholders of record at the close of business on June 12, 2024. On May 14, 2024, we exercised our right to redeem the remaining $113 million of our 9.50% notes due May 15, 2025. The redemption will be completed on June 13, 2024. We are not planning any share repurchases during the current year.

Our period-end cash and cash equivalents balance decreased to $228 million from $286 million in the first quarter of 2023. Our cash and cash equivalents balance includes short-term investments of $9 million and $108 million as of May 4, 2024, and April 29, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Quarter Ended
(Dollars in Millions)	May 4, 2024	April 29, 2023	Change
Net cash (used in) provided by:
Operating activities	$(7)	$(202)	$195
Investing activities	(126)	(94)	(32)
Financing activities	178	429	(251)

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

Operating activities used $7 million of cash in the first quarter of 2024 compared to $202 million of cash used in the first quarter of 2023. Operating cash flow increased primarily due to inventory management resulting in managing receipts down 11% versus the prior year. We placed a lower percentage of our overall receipts in the early part of the buying cycle to allow for additional flexibility to chase receipts based on trending sales, establish a better flow of goods to our stores and maintain better in-stock positions, with the goal of minimizing the impact of future markdowns and out-of-stock positions.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.

Investing activities used $126 million of cash in the first quarter of 2024 and $94 million in the first quarter of 2023. The increase in cash used in investing activities was primarily driven by timing of investments undertaken year to date 2024, consistent with our capital expenditure plans for fiscal 2024.

At the end of the quarter, we had a Sephora presence in over 900 of our stores, including 861 full size 2,500 square foot shops and 77 small format Sephora shops. In 2024, we are planning to open 140 small format Sephora shops, and plan on opening the remaining Sephora shops in 2025 which will bring a Sephora presence to the entire Kohl's chain. In 2024, we anticipate capital expenditures of approximately $500 million, which includes investment in impulse queuing lines, small format Sephora shop openings, the launch of the Babies “R” Us partnership, and new store openings.

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

During the first quarter of 2024, Fitch downgraded our senior unsecured credit rating from BBB- to BB+ and revised their outlook to stable. While Moody's reaffirmed our credit rating, they also revised their outlook to stable.

As of May 4, 2024, our senior unsecured credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Long-term debt	Ba3	BB	BB+
Outlook	Stable	Negative	Stable

The majority of our financing activities generally include proceeds and/or repayments of long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities generated $178 million of cash in the first quarter of 2024 and $429 million of cash in the first quarter of 2023.

During the quarter, we drew $263 million on our credit facility compared to $680 million drawn in the first quarter of 2023. Borrowings under the revolving credit facility, recorded as short-term debt, had $355 million outstanding as of May 4, 2024, and had $765 million as of April 29, 2023.

There was no cash used for treasury stock purchases in the first quarter of 2024 or 2023. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, we are not planning any share repurchases during the current year.

Cash dividend payments were $55 million ($0.50 per share) in both the first quarter of 2024 and the first quarter of 2023.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	May 4, 2024	April 29, 2023
Working capital	$643	$605
Current ratio	1.21	1.17

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The increase in our working capital and current ratio are primarily due to a reduction in our borrowings under the revolving credit facility and the repayment of the current portion of long-term debt in 2023 partially offset by a decrease in inventory due to inventory management as our receipts were down 11% versus the prior year.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of May 4, 2024, we were in compliance with all covenants.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2023 Form 10-K other than borrowings under our revolving credit facility, which have been disclosed in Note 3 of the Consolidated Financial Statements and discussed under "Liquidity and Capital Resources - Financing Activities."

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of May 4, 2024.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risks described in our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 5, Contingencies, of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

Item 1A. Risk Factors

There have been no significant changes in the Risk Factors described in our 2023 Form 10-K.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended May 4, 2024:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4 - March 2, 2024	10,373	$28.11	—	$2,476
March 3 - April 6, 2024	279,696	$26.84	—	$2,476
April 7 - May 4, 2024	38,049	$23.31	—	$2,476
Total	328,118	$26.47	—

Item 5. Other Information

During the three months ended May 4, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1	Kohl's Corporation Annual Incentive Plan Amended and Restated as of March 25, 2024, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 27, 2024.
10.2	Performance Share Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 25, 2024.
10.3	Restricted Stock Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 25, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 6, 2024	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)