Form 10-Q
period 2024-08-03
KOHLS Corp
filed 2024-09-05
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 30, 2024 Common Stock, Par Value $0.01 per Share, 111,238,455 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	August 3, 2024	February 3, 2024	July 29, 2023
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$231	$183	$204
Merchandise inventories	3,151	2,880	3,474
Other	331	347	296
Total current assets	3,713	3,410	3,974
Property and equipment, net	7,502	7,720	7,945
Operating leases	2,507	2,499	2,493
Other assets	458	380	382
Total assets	$14,180	$14,009	$14,794

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,317	$1,134	$1,376
Accrued liabilities	1,185	1,201	1,246
Borrowings under revolving credit facility	410	92	560
Current portion of:
Long-term debt	353	—	111
Finance leases and financing obligations	81	83	84
Operating leases	92	102	93
Total current liabilities	3,438	2,612	3,470
Long-term debt	1,173	1,638	1,637
Finance leases and financing obligations	2,574	2,680	2,730
Operating leases	2,795	2,781	2,777
Deferred income taxes	95	107	121
Other long-term liabilities	275	298	324
Shareholders’ equity:
Common stock	2	2	2
Paid-in capital	3,546	3,528	3,502
Treasury stock, at cost	(2,579)	(2,571)	(2,569)
Retained earnings	2,861	2,934	2,800
Total shareholders’ equity	$3,830	$3,893	$3,735
Total liabilities and shareholders’ equity	$14,180	$14,009	$14,794

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$3,525	$3,678	$6,703	$7,033
Other revenue	207	217	411	433
Total revenue	3,732	3,895	7,114	7,466
Cost of merchandise sold	2,128	2,242	4,051	4,289
Operating expenses:
Selling, general, and administrative	1,250	1,304	2,478	2,542
Depreciation and amortization	188	186	376	374
Operating income	166	163	209	261
Interest expense, net	86	89	169	173
Income before income taxes	80	74	40	88
Provision for income taxes	14	16	1	16
Net income	$66	$58	$39	$72
Net income per share:
Basic	$0.59	$0.52	$0.35	$0.65
Diluted	$0.59	$0.52	$0.35	$0.65

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Common stock
Balance, beginning of period	$2	$2	$2	$4
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	—	(2)
Balance, end of period	$2	$2	$2	$2

Paid-in capital
Balance, beginning of period	$3,539	$3,489	$3,528	$3,479
Stock-based awards	7	13	18	23
Balance, end of period	$3,546	$3,502	$3,546	$3,502

Treasury stock
Balance, beginning of period	$(2,579)	$(2,569)	$(2,571)	$(13,715)
Stock-based awards	—	(1)	(9)	(13)
Dividends paid	—	1	1	2
Retirement of treasury stock	—	—	—	11,157
Balance, end of period	$(2,579)	$(2,569)	$(2,579)	$(2,569)

Retained earnings
Balance, beginning of period	$2,851	$2,798	$2,934	$13,995
Net income	66	58	39	72
Dividends paid	(56)	(56)	(112)	(112)
Retirement of treasury stock	—	—	—	(11,155)
Balance, end of period	$2,861	$2,800	$2,861	$2,800

Total shareholders' equity, end of period	$3,830	$3,735	$3,830	$3,735

Common stock
Shares, beginning of period	161	161	161	378
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	—	(217)
Shares, end of period	161	161	161	161
Treasury stock
Shares, beginning of period	(50)	(50)	(50)	(267)
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	—	217
Shares, end of period	(50)	(50)	(50)	(50)
Total shares outstanding, end of period	111	111	111	111

Dividends paid per common share	$0.50	$0.50	$1.00	$1.00

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023
Operating activities
Net income	$39	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	374
Share-based compensation	16	20
Deferred income taxes	(15)	(7)
Non-cash lease expense	44	48
Other non-cash items	11	(2)
Changes in operating assets and liabilities:
Merchandise inventories	(269)	(283)
Other current and long-term assets	(59)	61
Accounts payable	183	46
Accrued and other long-term liabilities	(25)	(52)
Operating lease liabilities	(54)	(49)
Net cash provided by operating activities	247	228
Investing activities
Acquisition of property and equipment	(239)	(338)
Proceeds from sale of real estate	—	4
Other	2	(1)
Net cash used in investing activities	(237)	(335)
Financing activities
Net borrowings under revolving credit facility	318	475
Shares withheld for taxes on vested restricted shares	(9)	(13)
Dividends paid	(111)	(110)
Repayment of long-term borrowings	(113)	(164)
Premium paid on redemption of debt	(5)	—
Finance lease and financing obligation payments	(42)	(47)
Proceeds from financing obligations	—	17
Net cash provided by financing activities	38	158
Net increase in cash and cash equivalents	48	51
Cash and cash equivalents at beginning of period	183	153
Cash and cash equivalents at end of period	$231	$204
Supplemental information
Interest paid, net of capitalized interest	$163	$169
Income taxes paid	44	6
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	(70)	(26)
Operating lease liabilities	60	222

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

We operate as a single business unit.

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

There are no recently adopted accounting pronouncements that had a material impact on our financial statements.

Accounting Standards Issued but not yet Effective

Standard	Description	Effect on our Financial Statements
Segment Reporting (ASU 2023-07) Issued November 2023 Effective for Fiscal Years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024	The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures around significant segment expenses.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.
Income Taxes (ASU 2023-09) Issued December 2023 Effective for Fiscal Years beginning after December 15, 2024	The ASU requires entities to provide additional information in the rate reconciliation table and additional disclosures around income taxes paid.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.

2. Revenue Recognition

The following table summarizes Net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Women's	$1,004	$1,099	$1,927	$2,087
Men's	740	809	1,340	1,504
Accessories (including Sephora)	666	571	1,284	1,083
Home	436	462	828	895
Children's	359	387	703	790
Footwear	320	350	621	674
Net Sales	$3,525	$3,678	$6,703	$7,033

Unredeemed gift cards and merchandise return card liabilities totaled $270 million as of August 3, 2024, $327 million as of February 3, 2024, and $292 million as of July 29, 2023. In the second quarter of 2024 and 2023, net sales of $31 million and $36 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years. Year to date 2024 and 2023, net sales of $88 million and $104 million, respectively, were recognized during the current period from gift cards redeemed during the current year and issued in prior years.

3. Debt

Outstanding borrowings under the revolving credit facility, recorded as short-term debt, were $410 million as of August 3, 2024, $92 million as of February 3, 2024, and $560 million as of July 29, 2023.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	August 3, 2024	February 3, 2024	July 29, 2023
2023	4.78%	4.75%	$—	$—	$111
2025	9.50%	10.75%	—	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	4.63%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,535	1,648	1,759
Unamortized debt discounts and deferred financing costs			(9)	(10)	(11)
Current portion of unsecured senior debt			(353)	—	(111)
Long-term unsecured senior debt			$1,173	$1,638	$1,637
Effective interest rate at issuance			4.73%	5.06%	5.04%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.2 billion at August 3, 2024, $1.3 billion at February 3, 2024, and $1.4 billion at July 29, 2023.

In June 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. We recognized a $5 million loss on extinguishment of debt in net interest expense during the second quarter of 2024, which is primarily a bond tender premium paid to holders as a result of the redemption.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of August 3, 2024, we were in compliance with all covenants of the various debt agreements.

4. Stock-Based Awards

The following table summarizes our stock-based awards activity for the six months ended August 3, 2024:

	Nonvested Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 3, 2024	3,099	$29.66	777	$31.26
Granted	1,510	26.26	652	29.33
Vested	(1,024)	30.40	(38)	74.68
Forfeited	(91)	30.58	—	—
Balance - August 3, 2024	3,494	$27.95	1,391	$29.17

In 2019, we issued 1,747,441 stock warrants. All 1,747,441 shares were vested and unexercised as of August 3, 2024.

5. Contingencies

Note 7, Contingencies, of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, contains a description of an ongoing legal proceeding, as to which there have been no material developments as of August 3, 2024.

On May 16, 2024, David Kelley, an alleged shareholder of the Company, filed a shareholder derivative lawsuit in the U.S. District Court for the Eastern District of Wisconsin purportedly on behalf of the Company and against current and former members of the Board of Directors of the Company as Defendants, and the Company as Nominal Defendant. Kelley v. Boneparth, No. 2:24-cv-00604-LA (E.D. Wis.). The plaintiff asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, compensatory damages, restitution, fees, and costs. The complaint makes similar allegations to the shareholder class action described in Note 7, Contingencies, of the Notes to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. In particular, the complaint alleges that the Defendants breached their fiduciary duties to the Company and were unjustly enriched by causing or allowing the Company to disseminate allegedly false or misleading statements regarding (1) the conception, execution, and outcomes of the Company’s strategic plan announced on October 20, 2020, (2) the Company’s internal controls over financial reporting, disclosure controls, and corporate governance mechanisms, and (3) the Company’s consideration of acquisition offers. Defendants deny the allegations in the complaint and intend to vigorously defend against them. Pursuant to the parties’ stipulation, the Court has stayed the case pending, among other things, the resolution of the motion to dismiss filed by the Company in the abovementioned similar shareholder class action. Due to the early stages of this matter, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

In addition to what is noted above, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

6. Income Taxes

The effective income tax rate for the second quarter of 2024 was 17.8% compared to 21.7% for the second quarter of 2023. Year to date, the rate is 3.4% and 18.8% for 2024 and 2023, respectively. The year to date rates include the recognition of favorable discrete items in the first half of the year in both periods.

7. Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed for share-based awards and stock warrants. The potentially dilutive shares outstanding during the period include unvested restricted stock units, unvested restricted stock awards, and warrants, which utilize the treasury stock method, as well as unvested performance share units that utilize the contingently issuable share method. Potentially dilutive shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive.

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(Dollars and Shares in Millions, Except per Share Data)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator—Net income	$66	$58	$39	$72
Denominator—Weighted-average shares:
Basic	111	110	111	110
Dilutive impact	1	1	1	1
Diluted	112	111	112	111
Net income per share:
Basic	$0.59	$0.52	$0.35	$0.65
Diluted	$0.59	$0.52	$0.35	$0.65

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in Millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Anti-dilutive shares	4	3	4	3

8. Subsequent Events

On August 13, 2024, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on September 25, 2024, to all shareholders of record at the close of business on September 11, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the second quarter” are for the three fiscal months (13 weeks) ended August 3, 2024 or July 29, 2023. References to "year to date" and "first half" are for the six fiscal months (26 weeks) ended August 3, 2024 or July 29, 2023.

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

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,176 stores and a website (www.Kohls.com) as of August 3, 2024. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the second quarter include:

•
Net sales decreased 4.2%, to $3.5 billion, with comparable sales down 5.1%.
•
Gross margin as a percentage of net sales was 39.6%, an increase of 59 basis points.
•
Selling, general, and administrative ("SG&A") expenses decreased 4.2%, to $1.2 billion. As a percentage of total revenue, SG&A expenses were 33.5%, a decrease of one basis point year-over-year.
•
Operating income was $166 million compared to $163 million in the prior year. As a percentage of total revenue, operating income was 4.4%, an increase of 26 basis points year-over-year.
•
Net income was $66 million, or $0.59 per diluted share. This compares to net income of $58 million, or $0.52 per diluted share in the prior year.
•
Inventory was $3.2 billion, a decrease of 9% to last year.
•
Operating cash flow was $254 million as compared to $430 million in the prior year.
•
Long-term debt was reduced by $113 million through the redemption of the remaining 9.50% notes due May 15, 2025.

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

Updated 2024 Financial and Capital Allocation Outlook

For the full year 2024, which has 52 weeks compared to 53 weeks in full year 2023, the Company's guidance excludes the potential impact from credit card late fee regulatory changes in the second half of 2024. The Company currently expects the following:

•
Net sales: A decrease of (4%) to a decrease of (6%)
•
Comparable sales: A decrease of (3%) to a decrease of (5%)
•
Operating margin: In the range of 3.4% to 3.8%
•
Diluted earnings per share: In the range of $1.75 to $2.25
•
Capital expenditures: Approximately $500 million, including expansion of Sephora partnership and other store-related investments
•
Dividend: On August 13, 2024, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.50 per share. The dividend is payable September 25, 2024 to shareholders of record at the close of business on September 11, 2024.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	Change	August 3, 2024	July 29, 2023	Change
Net sales	$3,525	$3,678	$(153)	$6,703	$7,033	$(330)
Other revenue	207	217	(10)	411	433	(22)
Total revenue	$3,732	$3,895	$(163)	$7,114	$7,466	$(352)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 4.2% in the second quarter of 2024 and 4.7% year to date 2024.

•
The decrease in the second quarter was driven by a decrease in average transaction value of approximately 6% partially offset by an increase in transaction volume of approximately 2%. Year to date the decrease was driven by a decrease in average transaction value of approximately 4% with transaction volume approximately flat to last year.
•
In both the second quarter and year to date 2024, the sales decrease was seen across all lines of business, except for Accessories, as they underperformed the Company average. Accessories increased 17% in the second quarter and 19% year to date driven by Sephora sales increasing approximately 45% and 50% respectively.

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	Change	August 3, 2024	July 29, 2023	Change
Women's	$1,004	$1,099	(8.6%)	$1,927	$2,087	(7.7%)
Men's	740	809	(8.5%)	1,340	1,504	(10.9%)
Accessories (including Sephora)	666	571	16.6%	1,284	1,083	18.6%
Home	436	462	(5.6%)	828	895	(7.5%)
Children's	359	387	(7.2%)	703	790	(11.0%)
Footwear	320	350	(8.6%)	621	674	(7.9%)
Net Sales	$3,525	$3,678	(4.2%)	$6,703	$7,033	(4.7%)

Comparable sales decreased 5.1% in the second quarter of 2024 and 4.8% year to date 2024. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales decreased 4% in the second quarter of 2024 and 5% year to date 2024. Digital penetration represented 25% of net sales in the second quarter and year to date in both 2024 and 2023. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

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

Other revenue decreased $10 million in the second quarter of 2024 and $22 million year to date 2024. The decrease in both periods is driven by increasing credit loss rates within our credit business.

As it relates to our credit business and recent regulatory developments, on March 5, 2024, the Consumer Financial Protection Bureau finalized a rule lowering the safe harbor dollar amount credit card companies can charge for late fees for a missed payment. Unless ultimately blocked by court order prior to becoming effective, the rule reduces the typical amount of late fees that can be charged, which could have a negative impact on Kohl’s credit card revenues, particularly if Kohl’s steps to mitigate the impact of such rule are not successful. We are actively pursuing various initiatives to mitigate the effects of this potential ruling including scaling our recently launched co-brand card and other various initiatives with Capital One, our credit partner. We are closely monitoring developments on the issue.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	Change		August 3, 2024	July 29, 2023	Change
Net sales	$3,525	$3,678	$(153)		$6,703	$7,033	$(330)
Cost of merchandise sold	2,128	2,242	(114)		4,051	4,289	(238)
Gross margin	$1,397	$1,436	$(39)		$2,652	$2,744	$(92)
Gross margin as a percent of net sales	39.6%	39.0%	59	bps	39.6%	39.0%	54	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the second quarter of 2024, gross margin was 39.6% of net sales, an increase of 59 basis points to last year. Year to date 2024, gross margin was 39.6% of net sales, an increase of 54 basis points to last year. In both the second quarter and year to date 2024, the increase was driven by strong inventory management as our inventory was down 9% to last year, as we continue to benefit from operating with greater flexibility, as well as lower freight costs. Year to date, the increase was partially offset by elevated shrink levels.

Selling, General, and Administrative Expense

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	Change		August 3, 2024	July 29, 2023	Change
SG&A	$1,250	$1,304	$(54)		$2,478	$2,542	$(64)
As a percent of total revenue	33.5%	33.5%	(1)	bps	34.8%	34.1%	78	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	August 3, 2024	August 3, 2024
Store expenses	$(59)	$(63)
Distribution	(2)	(13)
Corporate and other	4	5
Marketing	3	7
Total decrease	$(54)	$(64)

SG&A expenses decreased $54 million, or 4.2%, to $1.2 billion in the second quarter of 2024. As a percentage of revenue, SG&A leveraged by one basis point. Year to date 2024, SG&A expenses decreased $64 million, or 2.5%, to $2.5 billion. As a percentage of revenue, SG&A deleveraged by 78 basis points. The decreases in SG&A expenses for both the second quarter and year to date were primarily due to a reduction in store expenses including lower costs due to fewer Sephora shop openings and fewer store refreshes. Partially offsetting this decrease were investments in marketing and technology to support new growth initiatives.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	Change	August 3, 2024	July 29, 2023	Change
Depreciation and amortization	$188	$186	$2	$376	$374	$2
Interest expense, net	86	89	(3)	169	173	(4)

The increase in Depreciation and amortization in the first half of 2024 was driven by increased store investments, including the Sephora shops, offset by reduced capital spending in technology.

Net interest expense decreased in the first half of 2024 due to the reduced outstanding balance on the revolving credit facility and reduced outstanding unsecured senior debt, partially offset by a $5 million loss on extinguishment of debt recognized in connection with a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025 completed in June 2024.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	Change	August 3, 2024	July 29, 2023	Change
Provision for income taxes	$14	$16	$(2)	$1	$16	$(15)
Effective tax rate	17.8%	21.7%		3.4%	18.8%

The year to date rates include the recognition of favorable discrete items in the first half of both years. Due to lower pre-tax income, the favorable discrete items had greater impact in 2024.

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

We will continue to invest in the business, as we plan to invest approximately $500 million in 2024, which includes the investment in 350 impulse queuing lines, 140 small format Sephora shop openings, the launch of 200 Babies “R” Us shops, and six new store openings, including one relocation. We remain committed to the dividend, and on August 13, 2024, our Board of Directors declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on September 25, 2024 to all shareholders of record at the close of business on September 11, 2024. In June 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. We are not planning any share repurchases during the current year.

Our period-end Cash and cash equivalents balance increased to $231 million from $204 million in the second quarter of 2023. Our Cash and cash equivalents balance includes short-term investments of $10 million and $8 million as of August 3, 2024, and July 29, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Six Months Ended
(Dollars in Millions)	August 3, 2024	July 29, 2023	Change
Net cash provided by (used in):
Operating activities	$247	$228	$19
Investing activities	(237)	(335)	98
Financing activities	38	158	(120)

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

Operating activities generated $247 million of cash in the first half of 2024 compared to $228 in the first half of 2023. Operating cash flow increased primarily due to inventory management resulting in managing receipts down 7% versus the prior year as well as an increase in accounts payable. We placed a lower percentage of our overall receipts in the early part of the buying cycle to allow for additional flexibility to chase receipts based on trending sales, establish a better flow of goods to our stores and maintain better in-stock positions, with the goal of minimizing the impact of future markdowns and out-of-stock positions.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property, equipment, and real estate.

Investing activities used $237 million of cash in the first half of 2024 and $335 million in the first half of 2023. The decrease in cash used in investing activities was primarily driven by fewer Sephora shop openings and other investments, consistent with our reduced capital expenditure plans for fiscal 2024.

At the end of the quarter, we had a Sephora presence in over 1,000 of our stores, including 861 full size 2,500 square foot shops and 189 small format Sephora shops. In 2024, we anticipate capital expenditures of approximately $500 million, which includes the investment in 350 impulse queuing lines, 140 small format Sephora shop openings, the launch of 200 Babies “R” Us shops, and six new store openings, including one relocation.

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

During the first half of 2024, Fitch downgraded our senior unsecured credit rating from BBB- to BB and revised their outlook to stable. While Moody's reaffirmed our credit rating, they also revised their outlook to stable.

As of August 3, 2024, our senior unsecured credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Long-term debt	Ba3	BB	BB
Outlook	Stable	Negative	Stable

The majority of our financing activities generally include proceeds and/or repayments of borrowings under our revolving credit facility and long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities generated $38 million of cash in the first half of 2024 and $158 million of cash in the first half of 2023.

During the first half of 2024, we drew $318 million on our credit facility compared to $475 million drawn in the first half of 2023. Borrowings under the revolving credit facility, recorded as short-term debt, had $410 million outstanding as of August 3, 2024, and had $560 million outstanding as of July 29, 2023.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

There was no cash used for treasury stock purchases in the first half of 2024 or 2023. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, we are not planning any share repurchases during the current year.

Cash dividend payments were $111 million ($1.00 per share) in the first half of 2024 compared to $110 million ($1.00 per share) in the first half of 2023.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	August 3, 2024	July 29, 2023
Working capital	$275	$504
Current ratio	1.08	1.15

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio are primarily due to a decrease in inventory due to inventory management as our receipts were down 7% versus the prior year.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of August 3, 2024, we were in compliance with all covenants.

Contractual Obligations

Aside from the voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025 and the change in borrowings under our revolving credit facility, which have been disclosed in Note 3 of the Consolidated Financial Statements, there have been no significant changes in the contractual obligations disclosed in our 2023 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of August 3, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We redeemed the remaining $113 million of outstanding 9.50% notes due May 15, 2025 in June 2024, which has been disclosed in Note 3 of the Consolidated Financial Statements. There have been no other significant changes in the Quantitative and Qualitative Disclosures about Market Risk described in our 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended August 3, 2024:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5 - June 1, 2024	3,001	$26.39	—	$2,476
June 2 - July 6, 2024	15,479	$21.63	—	$2,476
July 7 - Aug 3, 2024	2,997	$22.76	—	$2,476
Total	21,477	$22.45	—

Item 5. Other Information

Except as noted below, during the three months ended August 3, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On May 31, 2024, Siobhán Mc Feeney, Senior Executive Vice President, Chief Technology and Digital Officer, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Plan”) relating to the sale of up to 44,267 shares of the Company’s common stock. Sales under the Plan may commence on October 3, 2024. The Plan will expire on December 1, 2025.

Item 6. Exhibits

Exhibit	Description
10.1	Kohl’s Corporation 2024 Long-Term Compensation Plan, incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed on April 5, 2024.
10.2	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan.
10.3	Form of Executive Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan.
10.4	Form of Non-Employee Directors Restricted Stock Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan.
10.5	Form of Non-Employee Directors Deferred Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: September 5, 2024	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)