Form 10-Q
period 2024-11-02
KOHLS Corp
filed 2024-12-05
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 29, 2024 Common Stock, Par Value $0.01 per Share, 111,317,504 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	November 2, 2024	February 3, 2024	October 28, 2023
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$174	$183	$190
Merchandise inventories	4,099	2,880	4,239
Other	344	347	291
Total current assets	4,617	3,410	4,720
Property and equipment, net	7,472	7,720	7,861
Operating leases	2,500	2,499	2,492
Other assets	465	380	394
Total assets	$15,054	$14,009	$15,467

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,873	$1,134	$1,918
Accrued liabilities	1,245	1,201	1,324
Borrowings under revolving credit facility	749	92	625
Current portion of:
Long-term debt	353	—	111
Finance leases and financing obligations	80	83	84
Operating leases	93	102	94
Total current liabilities	4,393	2,612	4,156
Long-term debt	1,174	1,638	1,638
Finance leases and financing obligations	2,533	2,680	2,714
Operating leases	2,799	2,781	2,780
Deferred income taxes	78	107	107
Other long-term liabilities	273	298	321
Shareholders’ equity:
Common stock	2	2	2
Paid-in capital	3,554	3,528	3,514
Treasury stock, at cost	(2,580)	(2,571)	(2,568)
Retained earnings	2,828	2,934	2,803
Total shareholders’ equity	$3,804	$3,893	$3,751
Total liabilities and shareholders’ equity	$15,054	$14,009	$15,467

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$3,507	$3,843	$10,210	$10,876
Other revenue	203	211	614	644
Total revenue	3,710	4,054	10,824	11,520
Cost of merchandise sold	2,137	2,349	6,188	6,638
Operating expenses:
Selling, general, and administrative	1,291	1,360	3,769	3,902
Depreciation and amortization	184	188	560	562
Operating income	98	157	307	418
Interest expense, net	76	89	245	262
Income before income taxes	22	68	62	156
(Benefit) provision for income taxes	—	9	1	25
Net income	$22	$59	$61	$131
Net income per share:
Basic	$0.20	$0.54	$0.55	$1.19
Diluted	$0.20	$0.53	$0.55	$1.18

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Common stock
Balance, beginning of period	$2	$2	$2	$4
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	—	(2)
Balance, end of period	$2	$2	$2	$2

Paid-in capital
Balance, beginning of period	$3,546	$3,502	$3,528	$3,479
Stock-based awards	8	12	26	35
Balance, end of period	$3,554	$3,514	$3,554	$3,514

Treasury stock
Balance, beginning of period	$(2,579)	$(2,569)	$(2,571)	$(13,715)
Stock-based awards	(1)	—	(10)	(13)
Dividends paid	—	1	1	3
Retirement of treasury stock	—	—	—	11,157
Balance, end of period	$(2,580)	$(2,568)	$(2,580)	$(2,568)

Retained earnings
Balance, beginning of period	$2,861	$2,800	$2,934	$13,995
Net income	22	59	61	131
Dividends paid	(55)	(56)	(167)	(168)
Retirement of treasury stock	—	—	—	(11,155)
Balance, end of period	$2,828	$2,803	$2,828	$2,803

Total shareholders' equity, end of period	$3,804	$3,751	$3,804	$3,751

Common stock
Shares, beginning of period	161	161	161	378
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	—	(217)
Shares, end of period	161	161	161	161
Treasury stock
Shares, beginning of period	(50)	(50)	(50)	(267)
Stock-based awards	—	—	—	—
Retirement of treasury stock	—	—	—	217
Shares, end of period	(50)	(50)	(50)	(50)
Total shares outstanding, end of period	111	111	111	111

Dividends paid per common share	$0.50	$0.50	$1.50	$1.50

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023
Operating activities
Net income	$61	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560	562
Share-based compensation	25	31
Deferred income taxes	(33)	(25)
Non-cash lease expense	67	70
Other non-cash items	2	13
Changes in operating assets and liabilities:
Merchandise inventories	(1,216)	(1,046)
Other current and long-term assets	(75)	66
Accounts payable	739	588
Accrued and other long-term liabilities	(2)	58
Operating lease liabilities	(76)	(69)
Net cash provided by operating activities	52	379
Investing activities
Acquisition of property and equipment	(367)	(495)
Proceeds from sale of real estate	2	15
Other	2	(11)
Net cash used in investing activities	(363)	(491)
Financing activities
Net borrowings under revolving credit facility	657	540
Shares withheld for taxes on vested restricted shares	(10)	(13)
Dividends paid	(166)	(165)
Repayment of long-term borrowings	(113)	(164)
Premium paid on redemption of debt	(5)	—
Finance lease and financing obligation payments	(62)	(68)
Proceeds from financing obligations	1	19
Net cash provided by financing activities	302	149
Net (decrease) increase in cash and cash equivalents	(9)	37
Cash and cash equivalents at beginning of period	183	153
Cash and cash equivalents at end of period	$174	$190
Supplemental information
Interest paid, net of capitalized interest	$232	$229
Income taxes paid	63	41
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	(74)	(23)
Operating lease liabilities	78	247

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

We operate as a single business unit.

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

There are no recently adopted accounting pronouncements that had a material impact on our financial statements.

Accounting Standards Issued but not yet Effective

Standard	Description	Effect on our Financial Statements
Segment Reporting (ASU 2023-07) Issued November 2023 Effective for Fiscal Years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024	The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures around significant segment expenses.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.
Income Taxes (ASU 2023-09) Issued December 2023 Effective for Fiscal Years beginning after December 15, 2024	The ASU requires entities to provide additional information in the rate reconciliation table and additional disclosures around income taxes paid.	We are evaluating the impact of the new required disclosures on our financial statements but do not expect the effect of the adoption to be material.
Income Statement Expenses (ASU 2024-03) Issued November 2024 Effective for Fiscal Years beginning after December 15, 2026	The ASU requires entities to disclose disaggregated information about certain income statement expense line items.	We are evaluating the impact of the new required disclosures on our financial statements.

2. Revenue Recognition

The following table summarizes Net sales by line of business:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Women's	$869	$1,007	$2,796	$3,094
Men's	701	792	2,041	2,296
Accessories (including Sephora)	650	620	1,934	1,703
Home	473	494	1,301	1,389
Children's	486	562	1,189	1,352
Footwear	328	368	949	1,042
Net Sales	$3,507	$3,843	$10,210	$10,876

Unredeemed gift cards and merchandise return card liabilities totaled $263 million as of November 2, 2024, $327 million as of February 3, 2024, and $279 million as of October 28, 2023. In the third quarter of 2024 and 2023, net sales of $19 million and $22 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years. Year to date 2024 and 2023, net sales of $107 million and $126 million, respectively, were recognized during the current period from gift cards redeemed during the current year and issued in prior years.

3. Debt

Outstanding borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $749 million as of November 2, 2024, $92 million as of February 3, 2024, and $625 million as of October 28, 2023.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	November 2, 2024	February 3, 2024	October 28, 2023
2023	4.78%	4.75%	$—	$—	$111
2025	9.50%	10.75%	—	113	113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	4.63%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,535	1,648	1,759
Unamortized debt discounts and deferred financing costs			(8)	(10)	(10)
Current portion of unsecured senior debt			(353)	—	(111)
Long-term unsecured senior debt			$1,174	$1,638	$1,638
Effective interest rate at issuance			4.73%	5.06%	5.04%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.3 billion at November 2, 2024, $1.3 billion at February 3, 2024, and $1.3 billion at October 28, 2023.

In June 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. We recognized a $5 million loss on extinguishment of debt in net interest expense during the second quarter of 2024, which was primarily a make whole premium paid to holders as a result of the redemption.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of November 2, 2024, we were in compliance with all covenants of the various debt agreements.

4. Stock-Based Awards

The following table summarizes our stock-based awards activity for the nine months ended November 2, 2024:

	Nonvested Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 3, 2024	3,099	$29.66	777	$31.26
Granted	1,700	25.96	696	29.23
Vested	(1,153)	29.77	(38)	74.68
Forfeited	(141)	29.93	—	—
Balance - November 2, 2024	3,505	$27.82	1,435	$29.13

In 2019, we issued 1,747,441 stock warrants. All 1,747,441 shares were vested and unexercised as of November 2, 2024.

5. Contingencies

With respect to Kelley v. Boneparth, No. 2:24-cv-00604-LA (E.D. Wis.), described in Note 5, Contingencies, of the Notes to our Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2024, the plaintiff filed a notice of voluntary dismissal on November 15, 2024.

With respect to the securities putative class action, Shanaphy v. Kohl’s Corporation, No. 2:22-cv- 01016-LA (E.D. Wis.), described in Note 7, Contingencies, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, the Court granted the Company’s motion to dismiss on September 30, 2024. The Court set a deadline of November 1, 2024, for the plaintiff to file a motion for leave to file a second amended complaint to the extent the plaintiff believed he could cure the complaint’s deficiencies through amendment. The plaintiff did not file a motion for leave to amend the complaint by the Court’s deadline. On November 5, 2024, the Court entered a judgment in favor of the Company.

In addition to what is noted above, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

6. Income Taxes

The effective income tax rate for the third quarter of 2024 was (2.8%) compared to 13.3% for the third quarter of 2023. Year to date, the rate is 1.3% and 16.4% for 2024 and 2023, respectively. The third quarter and year to date rates reflect the recognition of favorable tax items in both years.

7. Net Income Per Share

Basic net income per share is net income divided by the average number of common shares outstanding during the period. Diluted net income per share includes incremental shares assumed for stock-based awards and stock warrants. The potentially dilutive shares outstanding during the period include unvested restricted stock units, unvested restricted stock awards, and warrants, which utilize the treasury stock method, as well as unvested performance share units that utilize the contingently issuable share method. Potentially dilutive shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive.

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollars and Shares in Millions, Except per Share Data)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator—Net income	$22	$59	$61	$131
Denominator—Weighted-average shares:
Basic	111	110	111	110
Dilutive impact	1	1	1	1
Diluted	112	111	112	111
Net income per share:
Basic	$0.20	$0.54	$0.55	$1.19
Diluted	$0.20	$0.53	$0.55	$1.18

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in Millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Anti-dilutive shares	5	3	5	3

8. Subsequent Events

On November 13, 2024, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on December 24, 2024, to all shareholders of record at the close of business on December 11, 2024.

On November 25, 2024, the Company announced that Thomas A. Kingsbury will step down as Chief Executive Officer, effective January 15, 2025. Mr. Kingsbury will continue to serve in an advisory role to the new Chief Executive Officer and retain his position on the Board of Directors through his retirement on May 10, 2025. The Company further announced that, on November 22, 2024, the Board of Directors appointed J. Ashley Buchanan to serve as Chief Executive Officer and a member of the Board of Directors, effective January 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the third quarter” are for the three fiscal months (13 weeks) ended November 2, 2024 or October 28, 2023. References to "the second quarter" are for the three fiscal months (13 weeks) ended August 3, 2024 or July 29, 2023. References to the "first half" are for the six fiscal months (26 weeks) ended August 3, 2024 or July 29, 2023. References to "year to date" are for the nine fiscal months (39 weeks) ended November 2, 2024 or October 28, 2023.

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

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,178 stores and a website (www.Kohls.com) as of November 2, 2024. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the third quarter include:

•
Net sales decreased 8.8%, to $3.5 billion, with comparable sales down 9.3%.
•
Gross margin as a percentage of net sales was 39.1%, an increase of 20 basis points.
•
Selling, general, and administrative ("SG&A") expenses decreased 5.1%, to $1.3 billion. As a percentage of total revenue, SG&A expenses were 34.8%, an increase of 125 basis points year-over-year.
•
Operating income was $98 million compared to $157 million in the prior year. As a percentage of total revenue, operating income was 2.7%, a decrease of 120 basis points year-over-year.
•
Net income was $22 million, or $0.20 per diluted share. This compares to net income of $59 million, or $0.53 per diluted share in the prior year.
•
Inventory was $4.1 billion, a decrease of 3% to last year.
•
Operating cash flow was a use of $195 million.

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

Updated 2024 Financial and Capital Allocation Outlook

For the full year 2024, which has 52 weeks compared to 53 weeks in full year 2023, the Company currently expects the following:

•
Net sales: A decrease of (7%) to a decrease of (8%)
•
Comparable sales: A decrease of (6%) to a decrease of (7%)
•
Operating margin: In the range of 3.0% to 3.2%
•
Diluted earnings per share: In the range of $1.20 to $1.50
•
Capital expenditures: Approximately $500 million, including expansion of Sephora partnership and other store-related investments
•
Dividend: On November 13, 2024, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.50 per share. The dividend is payable December 24, 2024 to shareholders of record at the close of business on December 11, 2024.

Results of Operations

Total Revenue

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	Change	November 2, 2024	October 28, 2023	Change
Net sales	$3,507	$3,843	$(336)	$10,210	$10,876	$(666)
Other revenue	203	211	(8)	614	644	(30)
Total revenue	$3,710	$4,054	$(344)	$10,824	$11,520	$(696)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 8.8% in the third quarter of 2024 and 6.1% year to date 2024.

•
The decrease in the third quarter was driven by a decrease in average transaction value of approximately 6% with transaction volume down approximately 3%. Year to date the decrease was driven by a decrease in average transaction value of approximately 5% with transaction volume down approximately 1% to last year.
•
In the third quarter and year to date 2024, sales decreased across all lines of business, except for Accessories. Accessories increased approximately 5% in the third quarter and 14% year to date driven by Sephora sales increasing approximately 15% and 40% respectively.

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	Change	November 2, 2024	October 28, 2023	Change
Women's	$869	$1,007	(13.7%)	$2,796	$3,094	(9.6%)
Men's	701	792	(11.5%)	2,041	2,296	(11.1%)
Accessories (including Sephora)	650	620	4.8%	1,934	1,703	13.6%
Home	473	494	(4.3%)	1,301	1,389	(6.3%)
Children's	486	562	(13.5%)	1,189	1,352	(12.1%)
Footwear	328	368	(10.9%)	949	1,042	(8.9%)
Net Sales	$3,507	$3,843	(8.8%)	$10,210	$10,876	(6.1%)

Comparable sales decreased 9.3% in the third quarter of 2024 and 6.4% year to date 2024. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales decreased 7% in the third quarter of 2024 and 5% year to date 2024. Digital penetration represented 26% of net sales in the third quarter and year to date 2024, compared to 26% in the third quarter of 2023 and 25% year to date 2023. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

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

Other revenue decreased $8 million in the third quarter of 2024 and $30 million year to date 2024. The decrease in both periods was driven by our credit business, which declined in line with Net sales. Additionally, year to date the decrease was driven by increasing credit loss rates within our credit business.

As it relates to our credit business and recent regulatory developments, on March 5, 2024, the Consumer Financial Protection Bureau released a final rule reducing the safe harbor dollar amount for credit card late fees and eliminating the automatic annual inflation adjustment to such safe harbor dollar amount. This rule could adversely impact Kohl’s credit card revenues, particularly if our mitigation efforts are not successful and/or if consumer behavior changes in response to our mitigation strategies or the rule itself.

While the rule had an original effective date of May 14, 2024 industry organizations challenged the rule, and on May 10, 2024, the United States District Court for the Northern District of Texas granted a preliminary injunction, staying implementation of the rule. As of November 2, 2024, this injunction remains in effect. The ultimate outcome of this legal challenge, including its impact on the rule’s effectiveness and implementation, remains uncertain.

We are actively pursuing various mitigation strategies should the rule become effective, including scaling our recently launched co-brand card and implementing other initiatives with Capital One, our credit partner. We continue to closely monitor developments on the issue and assess the potential impacts of the rule on our business.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	Change		November 2, 2024	October 28, 2023	Change
Net sales	$3,507	$3,843	$(336)		$10,210	$10,876	$(666)
Cost of merchandise sold	2,137	2,349	(212)		6,188	6,638	(450)
Gross margin	$1,370	$1,494	$(124)		$4,022	$4,238	$(216)
Gross margin as a percent of net sales	39.1%	38.9%	20	bps	39.4%	39.0%	42	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the third quarter of 2024, gross margin was 39.1% of net sales, an increase of 20 basis points to last year. Year to date 2024, gross margin was 39.4% of net sales, an increase of 42 basis points to last year. In both the third quarter and year to date 2024, the increase was driven by strong inventory management resulting in fewer clearance markdowns as our inventory was down 3% to last year at the end of the third quarter as well as lower freight costs. Partially offsetting the increase in the third quarter was higher digital penetration and increased promotional activity. Year to date, the increase was partially offset by elevated shrink levels.

Selling, General, and Administrative Expense

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	Change		November 2, 2024	October 28, 2023	Change
SG&A	$1,291	$1,360	$(69)		$3,769	$3,902	$(133)
As a percent of total revenue	34.8%	33.5%	125	bps	34.8%	33.9%	95	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	November 2, 2024	November 2, 2024
Store expenses	$(17)	$(80)
Corporate and other	(44)	(39)
Distribution	(5)	(18)
Marketing	(3)	4
Total decrease	$(69)	$(133)

SG&A expenses decreased $69 million, or 5.1%, to $1.3 billion in the third quarter of 2024. As a percentage of revenue, SG&A deleveraged by 125 basis points. Year to date 2024, SG&A expenses decreased $133 million, or 3.4%, to $3.8 billion. As a percentage of revenue, SG&A deleveraged by 95 basis points. The decreases in SG&A expenses for the third quarter and year to date 2024 were due to tightly managing expenses across the organization, especially in corporate and store-related expenses. Partially offsetting the year to date decrease were investments in marketing and technology to support new growth initiatives.

Other Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	Change	November 2, 2024	October 28, 2023	Change
Depreciation and amortization	$184	$188	$(4)	$560	$562	$(2)
Interest expense, net	76	89	(13)	245	262	(17)

The decrease in Depreciation and amortization in the third quarter and year to date 2024 was primarily driven by reduced capital spending in technology. Partially offsetting the decrease in both periods were increased store investments, including Sephora shops.

Net interest expense decreased in the third quarter and year to date 2024 due to a lower average outstanding balance on the revolving credit facility and reduced outstanding unsecured senior debt. Year to date 2024, decreases in interest expense were partially offset by a $5 million loss on extinguishment of debt recognized in connection with a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025 completed in June 2024.

Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	Change	November 2, 2024	October 28, 2023	Change
(Benefit) provision for income taxes	$—	$9	$(9)	$1	$25	$(24)
Effective tax rate	(2.8%)	13.3%		1.3%	16.4%

The third quarter and year to date 2024 and 2023 rates reflect the recognition of favorable tax items in both years. Due to lower pre-tax income, the favorable discrete items had a greater impact in 2024.

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

We will continue to invest in the business, as we plan to invest approximately $500 million in 2024, which includes the investment in 140 small format Sephora shop openings, 350 impulse queuing lines, the launch of 200 Babies “R” Us shops, and six new store openings, including one relocation. We remain committed to the dividend, and on November 13, 2024, our Board of Directors declared a quarterly cash dividend of $0.50 per share. The dividend will be paid on December 24, 2024 to all shareholders of record at the close of business on December 11, 2024. In June 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. We are not planning any share repurchases during the current year.

Our period-end Cash and cash equivalents balance decreased to $174 million from $190 million in the third quarter of 2023. Our Cash and cash equivalents balance includes short-term investments of $7 million and $11 million as of November 2, 2024, and October 28, 2023, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Nine Months Ended
(Dollars in Millions)	November 2, 2024	October 28, 2023	Change
Net cash provided by (used in):
Operating activities	$52	$379	$(327)
Investing activities	(363)	(491)	128
Financing activities	302	149	153

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

Operating activities generated $52 million of cash year to date 2024 compared to $379 year to date 2023. Operating cash flow decreased primarily due to lower net income and the timing of payments year over year.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property, equipment, and real estate.

Investing activities used $363 million of cash year to date 2024 and $491 million year to date 2023. The decrease in cash used in investing activities was primarily driven by fewer Sephora shop openings and other investments, consistent with our reduced capital expenditure plans for fiscal 2024.

At the end of the quarter, we had a Sephora presence in over 1,000 of our stores, including 862 full size 2,500 square foot shops and 190 small format Sephora shops. In 2024, we anticipate capital expenditures of approximately $500 million, which includes the investment in 140 small format Sephora shop openings, 350 impulse queuing lines, the launch of 200 Babies “R” Us shops, and six new store openings, including one relocation.

Financing Activities

Our financing strategy is to ensure adequate liquidity and access to capital markets. We also strive to maintain a balanced portfolio of debt maturities, while minimizing our borrowing costs. Our ability to access the public debt market has provided us with adequate sources of liquidity. Our continued access to these markets depends on multiple factors, including the condition of debt capital markets, our operating performance, and our credit ratings.

During the first half of 2024, Fitch downgraded our senior unsecured credit rating from BBB- to BB and revised their outlook to stable. While Moody's reaffirmed our credit rating, they also revised their outlook to stable.

As of November 2, 2024, our senior unsecured credit ratings and outlook were as follows:

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

Financing activities generated $302 million of cash year to date 2024 and $149 million of cash year to date 2023.

Year to date 2024, we drew $657 million on our $1.5 billion credit facility compared to $540 million drawn year to date 2023. Borrowings under the revolving credit facility, recorded as short-term debt, had $749 million outstanding as of November 2, 2024, and had $625 million outstanding as of October 28, 2023.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid.

There was no cash used for treasury stock purchases year to date 2024 or 2023. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, we are not planning any share repurchases during the current year.

Cash dividend payments were $166 million ($1.50 per share) year to date 2024 compared to $165 million ($1.50 per share) year to date 2023.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	November 2, 2024	October 28, 2023
Working capital	$224	$564
Current ratio	1.05	1.14

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio are driven by increased borrowings under the revolving credit facility and additional long-term debt due within the next year. Additionally, the decrease is driven by a decrease in inventory due to inventory management as our receipts were down 7% versus the prior year. We placed a lower percentage of our overall receipts in the early part of the buying cycle to allow for additional flexibility to chase receipts based on trending sales, establish a better flow of goods to our stores, and maintain better in-stock positions, with the goal of minimizing the impact of future markdowns and out-of-stock positions.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of November 2, 2024, we were in compliance with all covenants.

Contractual Obligations

Aside from the voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025 and the change in borrowings under our revolving credit facility, which have been disclosed in Note 3 of the Consolidated Financial Statements, there have been no significant changes in the contractual obligations disclosed in our 2023 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of November 2, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended November 2, 2024:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4 - August 31, 2024	9,504	$19.22	—	$2,476
September 1 - October 5, 2024	11,229	$19.72	—	$2,476
October 6 - November 2, 2024	24,702	$19.51	—	$2,476
Total	45,435	$19.50	—

Item 5. Other Information

During the three months ended November 2, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1	Offer Letter, dated November 22, 2024, between J. Ashley Buchanan and the Company, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25, 2024.
10.2	Form of Executive Compensation Agreement (included as Exhibit B to Exhibit 10.1), incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 25, 2024.
10.3

Form of Restricted Stock Unit Agreement (1-Year Recruitment Grant) (included in Exhibit C to Exhibit 10.1), incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on November 25, 2024.

10.4

Form of Restricted Stock Unit Agreement (3-Year Recruitment Grant) (included in Exhibit C to Exhibit 10.1), incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on November 25, 2024.

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

Kohl’s Corporation (Registrant)

Date: December 5, 2024	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)