Form 10-K
period 2025-02-01
KOHLS Corp
filed 2025-03-20
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934s
For the fiscal year ended February 1, 2025

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

At August 2, 2024, the aggregate market value of the voting stock of the Registrant held by shareholders who were not affiliates of the Registrant was approximately $2.2 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

At March 12, 2025, the Registrant had outstanding an aggregate of 111,323,544 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Shareholders are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our," or "us") was organized in 1988 and is a Wisconsin corporation. As of February 1, 2025, we operated 1,175 Kohl's stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Our merchandise mix includes both national brands and private brands that are available only at Kohl's. Our private portfolio includes well-known established brands such as Apt. 9, Croft & Barrow, Jumping Beans, SO, Sonoma Goods for Life, and Tek Gear, and exclusive brands that are developed and marketed through agreements with nationally-recognized brands such as LC Lauren Conrad, Nine West, and Simply Vera Vera Wang. Compared to national brands, private brands generally have lower selling prices, but higher gross margins.

The following tables summarize our net sales penetration by line of business and brand type over the last three years:

Accessories (including Sephora)
2024 20%
2023 17%
2022 13%
Children's
2024 12%
2023 12%
2022 13%
Footwear
2024 8%
2023 9%
2022 9%
Home
2024 15%
2023 15%
2022 16%
Men's
2024 20%
2023 21%
2022 22%
Women's
2024 25%
2023 26%
2022 27%

Private Brands
National Brands
2024
31%
2023
34%
2022
36%
2022
64%
2023
66%
2024
69%

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report:

Fiscal Year	Ended	Number of Weeks
2024	February 1, 2025	52
2023	February 3, 2024	53
2022	January 28, 2023	52

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our merchandise at our nine retail distribution centers, five operational e-fulfillment centers, and the San Bernardino e-fulfillment center that ceased operations during January 2025. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier. Digital sales may be picked up in our stores or are shipped to the customer from a Kohl’s e-fulfillment center, store, or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution and e-fulfillment centers.

Human Capital

At Kohl’s, we strive to create a welcoming and inclusive culture of care. We believe our associates are our most valuable asset and a differentiator for our business. Our teams of associates take care of each other, our customers and the communities we serve. We support our associates by fostering a safe and healthy work environment, offering competitive total compensation and benefits, including many health and wellness offerings, providing ongoing training and development opportunities, and cultivating a culture where all associates feel a sense of belonging and appreciation.

Employee Count

During 2024, we employed an average of approximately 87,000 associates, which included approximately 33,000 full-time and 54,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe we maintain positive relationships with our associates.

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

Inclusion and Belonging

At Kohl's, our priority as a company is to reflect our values of being a welcoming, respectful, and inclusive company for all of our associates and all of the customers we serve, which ultimately helps drive our business forward. We are committed to fostering inclusion and belonging through a strategy that centers on Our People, Our Customers, and Our Community.

We are focused on cultivating a workforce comprised of different backgrounds, perspectives, and lived experiences which leads to greater innovation and collaboration and helps us achieve our business objectives. We also remain purposeful in attracting, growing, and engaging a workforce that values and respects our customer base's range of diverse backgrounds and experiences. Our eight Business Resource Groups (BRGs) encompass more than 10,000 unique members and are a key component in recognizing and fostering our culture of inclusion and belonging. Our BRGs are inherently inclusive because they are open to all associates by welcoming all allies, not just the community they represent.

We believe our leaders are responsible for strengthening, modeling, and supporting our company Values and Behaviors by promoting a culture where all associates feel seen, heard, and valued. We provide tools and resources for our leaders to help drive a welcoming, respectful and inclusive culture while also engaging associates on how this creates a competitive advantage for Kohl's.

Compensation and Benefits

We are committed to providing competitive and fair compensation and benefits programs to our associates and offer a range of benefits that are meaningful to our associates' everyday lives, with a commitment to supporting all aspects of associates' well-being. All eligible associates receive a 100% match (up to 5% of pay) in Kohl’s 401(k) Savings Plan after one year of employment. Full-time associates are offered medical, dental, vision, prescription drug, disability and life insurance coverage, paid time off, and a merchandise discount. Part-time associates are offered a primary care health and pharmacy plan, dental, vision, supplementary life insurance, and a merchandise discount. Kohl's also offers paid parental and adoption leave, and doula and surrogacy reimbursement options. Kohl's has Wellness Centers available to associates at corporate and credit locations, distribution centers, and e-commerce fulfillment centers, as well as for near-site store and remote associates within the vicinity.

Kohl's fosters associates' total well-being, which includes a number of benefits that focus on mental well-being and health, including the Employee Assistance Program, counseling sessions, proactive coaching, mental well-being activities, webinars, business resource groups, support groups, and leader resources. We empower our associates’ work-life balance by giving them access to a full range of professional resources. Kohl’s offers an education benefit which provides options for associates pursuing high school completion, select certificates, and undergraduate degrees.

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

From initial onboarding to high potential leadership development, we believe in training and career growth for our associates. We encourage our associates to keep their skills fresh through different mediums ranging from live workshops to on-demand skills training available through our online library of courses. We also offer training to teams that provide skills and mindsets to help them perform at their highest level. Additionally, our development teams throughout the company provide job-specific training to ensure associates have the tools they need to excel in their jobs and serve our customers.

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

A third-party purchasing agent sources approximately 10% of the merchandise we sell. No vendor individually accounted for more than 10% of our net purchases in 2024. We have no significant long-term purchase commitments with any of our suppliers and believe that we are not dependent on any one supplier or one geographical location. We believe we have good working relationships with our suppliers.

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

Macroeconomic, Regulatory, Legal, and External Risks

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

Consumer confidence is also affected by the domestic and international political environment. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

Future pandemics could have a material adverse impact on our business, financial condition, and results of operations. The impact of, and actions taken in response to COVID-19, had a significant impact on the retail industry generally and our business. Future pandemics could have a material adverse effect on our business, financial condition, and results of operations.

Tax, trade, and climate and other ESG-related policies and regulations could change or be implemented and adversely affect our business and results of operations.

Uncertainty with respect to tax and trade policies, tariffs, and government regulations affecting trade between the United States and other countries has recently increased. The majority of goods we source are manufactured outside of the United States, primarily in Asia. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could have a material adverse effect on our business, results of operations, and liquidity. Furthermore, increased governmental focus on climate change and other ESG matters may result in complex regulatory requirements that may directly or indirectly have a significant impact on the costs of our operations, including energy, resources used to produce our products and compliance costs, which may have a material adverse effect on our business and results of operations. While increased levels of regulation, disclosure-related and otherwise, with respect to ESG matters remain in flux under the new presidential administration, increased regulation, generally or in specific jurisdictions such as California, and increased and differing governmental and stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the ESG-related risks to which we are subject. Additionally, many of our suppliers may be subject to similar regulations and expectations, which may exacerbate existing risks or create new ones, including risks that may not be known to us. Any of these developments may have a material adverse effect on our business and results of operations.

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

We continually monitor the state and federal legal and regulatory environments for developments that may impact us. Failure to detect changes and comply with such laws and regulations may result in an erosion of our reputation, disruption of business, and/or loss of associate morale. Additionally, we are involved in various legal matters and regulatory proceedings that arise out of the conduct of our business. Litigation or regulatory developments could adversely affect our business operations and financial performance, given the expense, resources, and impact on our reputation that could result from involvement in these proceedings and compliance with regulatory developments and/or settlements or consent decrees resulting from these proceedings.

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

Strategic, Competitive, and Operational Risks

We may be unable to successfully execute an omnichannel strategy.

Customer expectations regarding how they purchase and receive products are continuously evolving. Customers are increasingly using technology and mobile devices to rapidly compare products, check prices, and make purchases. Once products are purchased, customers are seeking alternate options for delivery of those products. To stay competitive, we must continually anticipate and adapt to these changes in consumer behavior.

The success of our omnichannel strategy depends on delivering a seamless shopping experience - both in-store and online. This requires maintaining uninterrupted availability of our website and supporting applications, adequate and accurate inventory levels, timely fulfillment of customer orders, accurate shipping of undamaged products, and integrating these efforts across our physical locations. Our physical stores play a crucial role in attracting customers, driving traffic to digital channels, and supporting fulfillment, returns, and other omnichannel functions.

Our ability to compete with other retailers and to meet our customers' expectations may suffer if we are unable to provide relevant customer-facing technology, a compelling in-store experience, and positive omnichannel experiences. As we continue to refine our omnichannel value strategy, our efforts may negatively impact the loyalty of certain customers and our efforts to mitigate this impact may not be successful. Additionally, declining store traffic or shifting sales from physical stores to digital platforms could lead to store closures, restructuring and other costs, and adverse effects on our financial performance.

Furthermore, our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Any disruptions in these areas could adversely affect our results of operations.

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

We believe the Kohl's brand name and many of our private brand names are powerful sales and marketing tools. We devote significant resources to develop, promote, and protect private brands that generate national recognition. In some cases, the private brands or the marketing of such brands are tied to or affiliated with well-known individuals. We also associate the Kohl’s brand with third-party national brands that we sell in our store and through our partnerships with companies in pursuit of strategic initiatives. Further, we focus on ESG as a component of our strategy, and we have and may at times continue to engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products. For example, we publish an annual report to share information with our stakeholders, including partners, shareholders, customers, and associates, regarding our ESG progress. These disclosures reflect our goals and other expectations and assumptions, which are necessarily uncertain and may not be realized. Such initiatives may be costly, even if realized, may not have the desired effect, and actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. At the same time, investor and other stakeholder expectations, and voluntary and regulatory ESG disclosure standards and policies, continue to evolve and are not uniform. We may be subject to investor or regulator engagement and/or litigation on our ESG initiatives and disclosures, even if such initiatives are currently voluntary. We also note that there are divergent views regarding ESG principles in the U.S., and in particular, in U.S. state-level regulation and enforcement efforts and among certain activist stakeholders. To the extent ESG matters negatively impact our brand and reputation, they may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations, business, financial condition, results of operations, cash flow and prospects.

Damage to the reputations (whether or not justified) of the Kohl’s brand, our private brand names, or any affiliated individuals or companies with which we have partnered, could arise from product failures; concerns about human rights, working conditions, and other labor rights and conditions associated with our own operations or where merchandise is produced; perceptions of our inclusion and belonging efforts; perceptions regarding our position or lack of position on ESG, public policy, geopolitical and similar matters; perceptions of our pricing and return policies; litigation; vendor violations of our Terms of Engagement; perceptions of the national vendors and/or other third parties with which we partner; failure, or perceived failure, to realize our ESG goals on a timely basis or at all; the impact of, and perception associated with, executing and/or realizing our ESG and other social efforts, whether positive or negative; perceptions of our management of ESG risks and opportunities; our performance on various ESG ratings; failure to meet evolving investor and other stakeholder expectations with respect to ESG matters; or various other forms of adverse publicity, especially in social media outlets. The use of online media by us, our influencer network, and our consumers and other stakeholders has increased the risk that our reputation and brand could be damaged, as the dissemination of information via online media is immediate and damage could arise quickly without affording us an opportunity for redress or correction. This type of reputational damage may result in deterioration in our relationships with stakeholders and/or a reduction in sales, operating results, and shareholder value.

We are subject to payment-related risks, including in our credit card operations, that could adversely affect our sales, revenues, and/or profitability, increase our operating costs, expose us to fraud or theft, and subject us to potential liability.

We accept payments using a variety of methods, including our private label and co-branded Kohl’s credit card, credit and debit cards, gift cards, mobile payments, cash, and checks. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult, costly, or uncertain.

Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The private label and co-branded Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations are shared similar to the revenue when interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of our credit card operations. Additionally, on March 5, 2024, the Consumer Financial Protection Bureau ("CFPB") released a final rule reducing the safe harbor dollar amount for credit card late fees and eliminating the automatic annual inflation adjustment to such safe harbor dollar amount. The rule is subject to legal challenge, and the United States District Court for the Northern District of Texas granted a preliminary injunction, staying implementation of the rule, on May 10, 2024. As of February 1, 2025, this injunction remains in effect. The ultimate outcome of this legal challenge, along with the rule’s effectiveness and implementation under the new presidential administration, remains uncertain. If implemented, this rule could adversely impact Kohl’s credit card revenues, particularly if Kohl's steps to mitigate the impact of such rule are not successful.

The payment and payment process methods that we accept subject us to potential fraud and theft by threat actors, including increased credit fraud risks associated with self check out, self pick up, and digital payment methods which could negatively impact our revenue and profitability. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by third parties or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs, adversely affecting our business and operating results.

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

Our performance is dependent on attracting and retaining a large number of quality associates, including our senior management team and other key associates, and successfully executing organizational changes, such as leadership transitions. While we have succession plans for our senior management team, they may not be adequate to replace members of our senior management, including our Chief Executive Officer, or may not be successfully executed.

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

Our ability to meet our labor needs while controlling costs is subject to external factors such as government benefits, unemployment levels and labor participation rates, prevailing wage rates, minimum wage legislation, actions by our competitors in compensation levels, perceptions of our employee experience, potential labor organizing efforts, and changing demographics. Competitive and regulatory pressures have already significantly increased our labor costs. Further changes that adversely impact our ability to attract and retain quality associates or manage leadership transitions could adversely affect our performance, ability to effectively execute our strategy, our customer experience, and/or profitability. In addition, changes in federal and state laws relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, minimum wage, wage-and-hour, overtime, meal-and-break time, and joint/co-employment could cause us to incur additional costs, which could negatively impact our profitability.

Information Systems, Cybersecurity, Data Management, and Privacy Risks

We may be unable to adequately maintain and/or update our information systems.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, and merchandise planning and allocation functions. We also generate sales through the operations of our Kohls.com website. We frequently make investments that will help maintain and update our existing information systems. We also depend on third parties as it relates to our information systems. Although we and our third-party vendors seek to maintain our respective systems and address the risk of compromise of integrity, security, and consistent operation of these systems, such efforts are not always successful, and we or our third-party vendors could experience interruptions, delays, or cessation of service. The potential problems and interruptions associated with implementing technology initiatives, the failure of our information systems to perform as designed, or the failure to successfully partner with our third-party service providers, such as our cloud platform providers, could disrupt our operations, harm our sales and profitability, impair data security, and be time-consuming, costly and/or resource intensive to remedy.

Our efforts to protect the privacy and security of sensitive or confidential customer, associate, or company information could be unsuccessful, which could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations, and harm our business.

As part of our normal course of business, we collect, retain, process, and transmit sensitive and confidential customer, associate, and company information. We also engage third-party vendors that provide technology, systems, and services to facilitate our collection, retention, processing, and transmission of this information. We face risk that our facilities and systems and those of our third-party vendors are vulnerable to cybersecurity threats, security breaches, system failures, acts of vandalism, fraud, misappropriation, malware, ransomware, and other malicious or harmful code, misplaced or lost data, programming and/or human errors, insider threats, or other similar events. The ever-evolving and increasingly sophisticated methods of cyber-attack may be difficult or impossible to anticipate and/or detect. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ and associates’ data, including confidential, sensitive, and other information about individuals. Any data security incident involving the breach, misappropriation, loss, or other unauthorized disclosure of sensitive and/or confidential information, whether by us or our vendors, the failure or unavailability of technology systems, or ineffectiveness of business continuity or disaster recovery plans in the event of the foregoing events could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material. While we maintain insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. In addition, the regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly demanding requirements applicable to our business. Maintaining our compliance with those requirements, including recently enacted state consumer privacy laws, may increase our compliance costs, require changes to our business practices, limit our ability to use and collect data, impact our customers’ shopping experience, reduce our business efficiency, and subject us to additional regulatory scrutiny or data breach litigation.

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

Supply Chain, Third Party, and Product-Related Risks

We may be unable to source merchandise in a timely and cost-effective manner.

A third-party purchasing agent sources approximately 10% of the merchandise we sell. The remaining merchandise is sourced from a wide variety of domestic and international vendors. Our ability to find qualified vendors and access to brands or products in a timely and efficient manner is a significant challenge, which is typically even more difficult for goods sourced outside the United States, substantially all of which are shipped by ocean to ports in the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, pandemic outbreaks, work stoppages, port strikes, port congestion and delays, information technology challenges, and other factors relating to foreign trade are beyond our control and have impacted or could continue to adversely impact our performance and cause us to pay more to obtain inventory or result in having the wrong inventory at the wrong time. In addition, certain laws and regulations impose import restrictions for goods, which may induce greater supply chain compliance costs and may result in delays to us or adversely impact our inventory. Where we are the importer of record, we may be subject to additional regulatory and other requirements, resulting in additional costs to us.

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

A substantial portion of our merchandise is received from vendors and factories outside of the United States. We require all of our suppliers to comply with all applicable local and national laws and regulations and our Terms of Engagement for Kohl's Business Partners. These Terms of Engagement include provisions regarding laws and regulations, employment practices, ethical standards, environmental and legal requirements, communication, monitoring/compliance, record keeping, subcontracting, and corrective action. From time to time, suppliers may not be in compliance with these standards or applicable laws. Significant or continuing noncompliance with such standards and laws by one or more suppliers may delay or preclude delivery of merchandise to us and could have a negative impact on our reputation and our results of operations.

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

We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. In January 2023, we upsized and replaced our unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and debt ratings. During 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody's downgraded our rating from Ba3 to B1. These downgrades have caused our cost of borrowing to increase, and further downgrades would cause our cost of borrowing to further increase. Declines in our credit ratings may also adversely affect our ability to access the debt markets and the terms and our cost of funds for new debt issuances. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing may be negatively impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). The terms of current and future debt agreements could restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our revolving credit facility, the lenders under that agreement will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our revolving credit facility could trigger a cross-default, acceleration, or other consequences under other indebtedness or financial instruments to which we are a party. If our access to capital were to become significantly constrained or our cost of capital were to increase significantly our financial condition, results of operations, and cash flows could be adversely affected.

Our capital allocation could be inefficient or ineffective.

Our goal is to invest capital to maximize our overall long-term returns. This includes spending on inventory, capital projects and expenses, managing debt levels, and periodically returning value to our shareholders through dividends and, longer term, share repurchases. To a large degree, capital efficiency reflects how well we manage our other key risks. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, we may fail to produce optimal financial results, and we may experience a reduction in shareholder value.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Risk Factors- Information Systems, Cybersecurity, Data Management, and Privacy Risks".

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Our Audit Committee receives regular reports from management on our cybersecurity risks, and our full Board receives periodic updates. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as significant incidents.

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

Our management team, including our CTO, CRCO, and CISO, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 30 years of technology and finance leadership experience across multiple industries for our CTO, over 30 years of experience in the Legal, Risk and Compliance disciplines for our CRCO, and over 20 years of cybersecurity leadership experience for our CISO.

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

Item 2. Properties

Stores

As of February 1, 2025, we operated 1,175 Kohl's stores with 82 million selling square feet in 49 states. During the fourth quarter of 2024, we announced the closure of 27 underperforming stores. As of February 1, 2025 three of those stores have been closed and the remaining 24 are expected to close in the first quarter of 2025. Our typical store lease has an initial term of 20-25 years and four to eight five-year renewal options. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals. Some of our store leases provide for additional rent based on a percentage of sales over designated levels.

The following tables summarize key information about our Kohl's stores as of February 1, 2025:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	20	Arkansas	8
Maryland	23	Maine	5	Kansas	12
Pennsylvania	51	Massachusetts	24	Louisiana	7
Virginia	30	New Hampshire	11	Missouri	27
West Virginia	8	New Jersey	38	Oklahoma	11
		New York	50	Texas	89
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	117	Total Northeast	154	Total South Central	154

Midwest Region:		Southeast Region:		West Region:
Illinois	66	Alabama	14	Alaska	1
Indiana	42	Florida	52	Arizona	26
Iowa	18	Georgia	33	California	116
Michigan	46	Kentucky	18	Colorado	24
Minnesota	29	Mississippi	5	Idaho	6
Nebraska	9	North Carolina	31	Montana	4
North Dakota	4	South Carolina	17	Nevada	13
Ohio	60	Tennessee	20	New Mexico	4
South Dakota	4			Oregon	11
Wisconsin	42			Utah	12
				Washington	21
				Wyoming	2
Total Midwest	320	Total Southeast	190	Total West	240

Location		Ownership
Strip centers	951	Owned	405
Freestanding	162	Leased	522
Community & regional malls	62	Ground leased	248

Distribution Centers

The following table summarizes key information about each of our distribution and e-fulfillment centers:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
E-commerce fulfillment centers:
Monroe, Ohio	2001	1,225,000
San Bernardino, California	2010	970,000
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000
Etna, Ohio	2021	1,300,000

We own all of the distribution and e-fulfillment centers except the San Bernardino, California locations and Corsicana, Texas, which are leased. We are leasing the San Bernardino e-fulfillment center through May 2025 when our lease expires; however, all business operations ceased in January 2025.

Corporate Facilities

We own our corporate headquarters in Menomonee Falls, Wisconsin. We also own or lease additional buildings and office space, which are used by various corporate departments, including our credit operations.

Item 3. Legal Proceedings

We are not currently party to any material legal proceedings; however, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Information about Our Executive Officers

Our executive officers as of February 1, 2025 were as follows:

Name	Age	Position
Ashley Buchanan	50	Chief Executive Officer
Jill Timm	51	Chief Financial Officer
Fred Hand	61	Senior Executive Vice President, Director of Stores
Nick Jones	52	Chief Merchandising Officer
Jennifer Kent	53	Chief Legal Officer and Corporate Secretary
Siobhán Mc Feeney	53	Chief Technology and Digital Officer
Christie Raymond	55	Chief Marketing Officer

Ashley Buchanan

Mr. Buchanan has served as Chief Executive Officer since January 2025. Prior to joining Kohl's, Mr. Buchanan served as Chief Executive Officer of The Michaels Companies from 2020 to 2025. Mr. Buchanan has also held various roles of increased leadership across the retail sector, including Chief Merchant at Sam’s Club and Chief Merchandising and Chief Operating Officer for Walmart U.S. eCommerce.

Jill Timm

Ms. Timm has served as Chief Financial Officer since November 2019. Ms. Timm joined the Company in 1999 and has held a number of progressive leadership roles across several areas of finance, most recently having served as Executive Vice President of Finance. Prior to joining the Company, she served as senior auditor at Arthur Andersen LLP.

Fred Hand

Mr. Hand has served as Senior Executive Vice President, Director of Stores since September 2023. Prior to joining the Company, Mr. Hand served as Chief Executive Officer of Tuesday Morning from May 2021 to November 2022. Mr. Hand also held progressive leadership roles in stores at Burlington, including Chief Operating Officer, as well as held various senior leadership positions in stores and visual merchandising at May Department Stores (then Macy's), and Filene's.

Nick Jones

Mr. Jones has served as Chief Merchandising Officer since March 2023. Prior to joining the Company, Mr. Jones served as Chief Executive Officer at Joules Group — a premium British lifestyle clothing brand from September 2019 to August 2022. Mr. Jones has also held a variety of business and merchandise leadership positions with ASDA/Walmart UK and Marks & Spencer.

Jennifer Kent

Ms. Kent has served as Chief Legal Officer and Corporate Secretary since February 2023. Prior to joining the Company, Ms. Kent served in various legal leadership roles at Quad/Graphics, Inc., a publicly traded Milwaukee-based company, from 2010 to February 2023, most recently having served as its Executive Vice President and Chief People and Legal Officer and Corporate Secretary. Ms. Kent also held a variety of other legal roles throughout her career, including as an Associate General Counsel at Harley-Davidson Motor Company, an Assistant United States Attorney at the U.S. Attorney’s Office, and as an associate at Foley & Lardner LLP.

Siobhán Mc Feeney

Ms. Mc Feeney has served as Chief Technology and Digital Officer since July 2022. She joined the Company in January 2020 as Senior Vice President, Technology. Prior to joining the Company, Ms. Mc Feeney served in a number of technology leadership roles, including leading innovation and strategy at Pivotal Software, Inc. from 2014 to January 2020. Ms. Mc Feeney has also held various leadership roles at AAA Northern California, including Chief Financial Officer, Chief Information Officer, and Interim Chief Executive Officer.

Christie Raymond

Ms. Raymond has served as Chief Marketing Officer since August 2022. She joined the Company in October 2017 as Senior Vice President, Media and Personalization and was promoted to Executive Vice President, Customer Engagement, Analytics & Insights in June 2020. Prior to joining the Company, she served in marketing, new business, and strategic planning leadership roles at The Walt Disney Company and Aspen Club Technologies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

Holders

As of March 12, 2025, there were approximately 3,100 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index. The S&P 500 Consumer Discretionary Distribution & Retail Index was calculated by S&P Global, a Standard & Poor’s business and includes the same companies within the S&P Consumer Discretionary Distribution & Retail Index. The S&P 500 Consumer Discretionary Distribution & Retail Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on February 1, 2020 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
Kohl's Corporation
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

Company / Index	Feb 1, 2020	Jan 30, 2021	Jan 29, 2022	Jan 28, 2023	Feb 3, 2024	Feb 1, 2025
Kohl’s Corporation	$100.00	$106.88	$148.59	$82.19	$75.08	$41.57
S&P 500 Index	100.00	117.25	141.87	132.47	164.06	202.59
S&P 500 Consumer Discretionary Distribution & Retail Index	100.00	141.39	149.72	123.99	174.14	227.91

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities in fiscal year 2024 that were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended February 1, 2025:

(Dollars in Millions, Except per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
November 3 - November 30, 2024	3,647	$18.58	—	$2,476
December 1, 2024 – January 4, 2025	10,231	14.20	—	2,476
January 5 - February 1, 2025	1,313	13.51	—	2,476
Total	15,191	$15.19	—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,175 stores and a website (www.Kohls.com) as of February 1, 2025. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora shops. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2024 as compared to 2023 include:

•
Net sales decreased 7.2%, to $15.4 billion. 2023 net sales included approximately $164 million from the 53rd week.
•
Comparable sales, which compares the 52-week period ending February 1, 2025 versus the 52-week period ended January 27, 2024, decreased 6.5%.
•
Gross margin as a percent of net sales was 37.2%, an increase of 50 basis points.
•
Selling, general & administration ("SG&A") expenses decreased 3.7%, to $5.3 billion. As a percentage of total revenue, SG&A expenses were 32.7%, an increase of 118 basis points year-over-year.
•
Operating income was $433 million compared to $717 million in the prior year. As a percentage of total revenue, operating income was 2.7%, a decrease of 143 basis points year-over-year.
•
Net income was $109 million, or $0.98 per diluted share. This compares to net income of $317 million, or $2.85 per diluted share in the prior year.
•
On an adjusted non-GAAP basis, our adjusted net income was $167 million, or $1.50 per adjusted diluted share.(a)
•
Operating cash flow was $648 million.
•
Long-term debt was reduced by $113 million through the voluntary redemption of the remaining 9.50% notes due May 15, 2025.

(a)
Non-GAAP financial measures. Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of net income to adjusted net income and diluted earnings per share to adjusted diluted earnings per share.

Our Strategy

Kohl's remains committed to driving long-term shareholder value by providing our customers with great product, great value, and a great experience. To achieve this, we will offer a curated balanced assortment, reestablish Kohl’s to be a leader in value and quality, and enhance our omnichannel platform to deliver a frictionless experience to customers.

Financial and Capital Outlook

For fiscal year 2025, the Company currently expects the following:

•
Net sales: A decrease of (5%) to a decrease of (7%)
•
Comparable sales: A decrease of (4%) to a decrease of (6%)
•
Operating margin: In the range of 2.2% to 2.6%
•
Diluted EPS: In the range of $0.10 to $0.60

•
Capital Expenditures: In the range of $400 to $425 million
•
Dividend: On March 11, 2025, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.125 per share. The dividend is payable April 2, 2025 to shareholders of record at the close of business on March 21, 2025.

Results of Operations

For our comparison and discussion of 2023 and 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2023 Form 10-K.

53rd Week

The retail calendar for fiscal January 2023 included a fifth week, resulting in a 14-week fiscal fourth quarter and a 53-week year. Our comparable sales in 2024 exclude the impact of the 53rd week in 2023 and compare the 52 weeks ended February 1, 2025 and January 27, 2024.

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

Digital sales decreased 9% in 2024. Digital penetration represented 28% of net sales in 2024 and 29% of net sales in 2023. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node or digital returns processed in stores.

Comparable sales and digital penetration measures vary across the retail industry. As a result, our comparable sales calculation and digital penetration may not be consistent with the similarly titled measures reported by other companies.

2024 compared to 2023

Net sales decreased $1.2 billion, or (7.2%), to $15.4 billion for 2024.

•
The decrease was driven by an approximately 3% decrease in average transaction value as well as a decrease of approximately 4% in transaction volume.
•
Sales decreased across all lines of business, except for Accessories. Accessories increased approximately 9% during 2024 driven by Sephora sales increasing over 25%. Sephora sales exceeded $1.8 billion in 2024.

(Dollars in Millions)	2024	2023	Change
Women's	$3,817	$4,281	(10.8%)
Men's	3,079	3,455	(10.9%)
Accessories (including Sephora)	3,060	2,813	8.8%
Home	2,311	2,533	(8.8%)
Children's	1,819	2,060	(11.7%)
Footwear	1,299	1,444	(10.0%)
Net Sales	$15,385	$16,586	(7.2%)

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue:

(Dollars in Millions)
$836
$890
$937
2024
2023
2022

Other revenue decreased $54 million in 2024 due to lower credit revenue, driven by a decrease in net sales, lower revolving credit balances, and an increase in loss rates.

As it relates to our credit business and recent regulatory developments, on March 5, 2024, the Consumer Financial Protection Bureau (CFPB) released a final rule reducing the safe harbor dollar amount for credit card late fees and eliminating the automatic annual inflation adjustment to such safe harbor dollar amount. The rule is subject to legal challenge, and the United States District Court for the Northern District of Texas granted a preliminary injunction, staying implementation of the rule, on May 10, 2024. As of February 1, 2025, this injunction remains in effect. The ultimate outcome of this legal challenge, along with the rule’s effectiveness and implementation under the new presidential administration, remains uncertain. If implemented, this rule could adversely impact Kohl’s credit card revenues; however, we are actively pursuing various mitigation strategies should the rule become effective.

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

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales:

Gross margin is calculated as net sales less cost of merchandise sold. Gross margin in 2024 was 37.2% of net sales, an increase of 50 basis points to last year. The increase in gross margin was driven by lower freight costs and strong inventory management as our receipts were down 5% to last year as we continue to benefit from operating with greater flexibility. This was partially offset by elevated shrink levels.

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

The following graph summarizes the changes in SG&A by expense type between 2023 and 2024:

SG&A decreased $204 million, or 3.7%, to $5.3 billion in 2024. As a percentage of revenue, SG&A deleveraged by 118 basis points.

The decrease in SG&A expenses was driven by strong cost discipline across the organization. In addition, as sales declined, expenses were further reduced across stores and distribution centers. Distribution costs, which exclude payroll related to online originated orders that were shipped from our stores, were $378 million for 2024 compared to $406 million for 2023.

Other Expenses

(Dollars in Millions)	2024	2023	2022
Depreciation and amortization	$743	$749	$808
Impairments, store closing, and other costs	76	—	—
Interest expense, net	319	344	304

Depreciation and amortization decreased in 2024, primarily driven by reduced capital spending in technology. This was partially offset by increased store investments, including Sephora shops and queuing lines.

We recognized $76 million in Impairments, store closing, and other costs related to the closure of our San Bernardino E-commerce Fulfillment Center and 27 underperforming stores in 2024. Included in this amount was $43 million of fixed asset impairments, $11 million of lease Right of Use (“ROU”) asset impairments, $14 million of severance, and $26 million in other costs relating to the closure of these locations. The $26 million in other costs includes $32 million of costs offset by $6 million in cash proceeds related to lease termination agreements. Offsetting these costs were $18 million in non-cash lease gains, where upon the remeasurement, the reduction recorded to the lease liability was greater than the remaining value of the related ROU asset.

(Dollars in Millions)	2024	2023	2022
Severance and other exit costs	$40	$—	$—
Lease (gains)	(18)	—	—
Impairments:
Buildings and other assets	43	—	—
Lease ROU assets	11	—	—
Impairments, store closings, and other costs	$76	$—	$—

Net interest expense decreased in 2024 compared to 2023 due to reduced outstanding unsecured senior debt and a lower average outstanding balance on the revolving credit facility throughout the year. Decreases in interest expense were partially offset by a $5 million loss on extinguishment of debt recognized in connection with a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025 completed in June 2024.

Income Taxes

(Dollars in Millions)	2024	2023	2022
Provision (benefit) for income taxes	$5	$56	$(39)
Effective tax rate	3.9%	15.1%	68.1%

The effective tax rate for 2024 was lower than the effective tax rate for 2023 because of the impact of favorable results from uncertain tax positions and federal tax credits relative to consolidated book net income.

GAAP to Non-GAAP Reconciliation

In addition to reporting our financial results in accordance with generally accepted accounting principles (GAAP) for fiscal 2024, this Annual Report on Form 10-K contains certain non-GAAP financial results, including adjusted net income and adjusted diluted earnings per share. These adjusted results exclude the gains, impairments, and other costs associated with the closing of 27 underperforming stores and our San Bernardino, California E-commerce Fulfillment Center, as we believe such costs and charges are not representative of our normal business activity. We believe these non-GAAP measures are useful, as they are more representative of our core business, enhance comparability across reporting periods and to industry peers, and align with the measures used by management to evaluate the Company’s performance. The adjusted, non-GAAP results are provided and should be evaluated in addition to, and not as an alternative for, our results reported in accordance with GAAP. Shown below is a reconciliation of each non-GAAP measure referenced throughout this report to the most comparable GAAP measure. No adjustments were made to our results for fiscal years 2023 and 2022 and therefore these results are not included in the table below. Net income was $317 million, or $2.85 per diluted share, in 2023, and a net loss of $19 million, or ($0.15) per diluted share, in 2022.

(Dollars in Millions, Except per Share Data)	2024
Net income (GAAP)	$109
Impairments, store closing, and other costs	76
Income tax impact of items noted above	(18)
Adjusted Net income (non-GAAP)	$167

Diluted earnings per share (GAAP)	$0.98
Impairments, store closing, and other costs	0.69
Income tax impact of items noted above	(0.17)
Adjusted Diluted earnings per share (non-GAAP)	$1.50

Inflation

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel, and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return and maintain a strong balance sheet. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in our business to drive long-term profitable growth; second we pay a quarterly dividend; third we will complete debt reduction transactions, when appropriate; and fourth, when appropriate, we return excess cash to shareholders through our share repurchase program.

We will continue to invest in the business, as we plan to invest approximately $400 to $425 million in 2025, which includes the investments to complete the roll out of Sephora, expansion of impulse queuing lines, omnichannel enhancements, and two new store openings. On March 11, 2025, our Board of Directors declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on April 2, 2025 to all shareholders of record at the close of business on March 21, 2025. Although we remain committed to returning capital to shareholders, this reduction in the quarterly dividend allows for greater balance sheet flexibility. In June 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. We did not complete any share repurchases during fiscal 2024.

Our period-end cash and cash equivalents balance decreased to $134 million from $183 million in 2023. Our cash and cash equivalents balance includes short-term investments of $9 million and $15 million as of February 1, 2025, and February 3, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

The following table includes cash balances and changes:

(Dollars in Millions)	2024	2023	2022
Cash and cash equivalents	$134	$183	$153
Net cash provided by (used in):
Operating activities	$648	$1,168	$282
Investing activities	(467)	(562)	(783)
Financing activities	(230)	(576)	(933)
Adjusted free cash flow (a)	$104	$519	$(639)
(a)
Non-GAAP financial measure. Please see the “Adjusted Free Cash Flow (Non-GAAP measure)” for a reconciliation of net cash provided by operating activities to adjusted free cash flow.

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

Operating activities generated cash of $648 million in 2024 compared to $1.2 billion in 2023. Operating cash flow decreased due to a lower net income and inventory increasing 2% to last year as we invested into private brand inventory. Receipts decreased 5% in 2024 compared to a decrease of 9% in 2023 due to the private brand investment.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and real estate.

Net cash used in investing activities decreased $95 million to $467 million in 2024. The decrease was primarily driven by fewer Sephora shop openings and other investments, consistent with our reduced capital expenditure plans for fiscal 2024.

The following chart summarizes capital expenditures by major category:

At the end of 2024, we had a Sephora presence in over 1,000 of our stores, including 861 full size 2,500 square foot shops and 190 small format Sephora shops. We also had 350 locations with impulse queuing lines, launched 200 Babies "R" Us shops, and had six new store openings, including one relocation. In 2025, we anticipate capital expenditures of approximately $400 to $425 million, which includes the investments to complete the roll out of

Sephora, expansion of impulse queuing lines, omnichannel enhancements, and two new store openings. We will continue to invest in enhancing our omnichannel capabilities.

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

During 2024, S&P downgraded our senior unsecured credit rating from BB to BB-, Moody's downgraded our rating from Ba3 to B1, and Fitch downgraded our rating from BBB- to BB. Fitch revised their outlook to stable while S&P and Moody's reaffirmed their outlook at negative.

As of February 1, 2025, our credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Long-term debt	B1	BB-	BB
Outlook	Negative	Negative	Stable

As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 will increase an additional 50 basis points in May 2025 due to the coupon adjustment provision within the note. Our credit rating was also downgraded in 2023 and 2022. This resulted in the interest rates on our 3.375% notes due May 2031 and 9.50% notes due May 2025 increasing 100 basis points in 2023 and 25 basis points in 2022. In total, the interest rates on the notes due May 2031 have increased 175 basis points since their issuance, of which 50 basis points becomes effective in May 2025, and the rates on the notes due May 2025 increased 125 basis points from their issuance to their redemption in June 2024. Each of the credit rating agencies reviews its rating periodically and there is no guarantee our current credit ratings will remain the same.

The majority of our financing activities generally include proceeds and/or repayments of borrowings under our revolving credit facility and long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities used $230 million in 2024 compared to $576 million in 2023.

In 2024, we had net borrowings of $198 million on our $1.5 billion credit facility compared to net borrowings of $7 million in 2023. Borrowings under the revolving credit facility, recorded as short-term debt, had $290 million outstanding as of February 1, 2025, and had $92 million as of February 3, 2024.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. In February 2023, $164 million in aggregate principal amount of our 3.25% notes matured and was repaid, and in December 2023, $111 million in aggregate principal amount of our 4.75% notes matured and was repaid.

There was no cash used for treasury stock purchases in 2024 or 2023. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. While we are not currently planning for share repurchases, we expect to resume share repurchases over the long-term following improvement in overall leverage.

Cash dividend payments were $222 million ($2.00 per share) in 2024 and $220 million ($2.00 per share) in 2023.

Adjusted Free Cash Flow (Non-GAAP measure)

We generated $104 million of adjusted free cash flow for 2024 compared to $519 million in 2023. The decrease was primarily driven by less cash provided by operating activities due to a lower net income and inventory increasing 2% to last year as we invested into private brand inventory. Receipts decreased 5% in 2024 compared to a decrease of 9% in 2023 due to the private brand investment. Partially offsetting this was a decrease in capital expenditures related to fewer Sephora shop openings and other investments.

In addition to net cash provided by operating activities, we provide Adjusted Free Cash Flow as a useful measure of our financial performance and position and our ability to generate additional cash flow from our business operations. We believe the presentation of Adjusted Free Cash Flow is relevant and useful for investors to evaluate the cash generated from operations consistent with the method used by management. Adjusted free cash flow is a non-GAAP financial measure which we define as net cash provided by operating activities and proceeds from financing obligations (which generally represent landlord reimbursements of construction costs) less capital expenditures and finance lease and financing obligation payments. Adjusted free cash flow is provided and should be evaluated in addition to, and not as an alternative to our other financial GAAP measures such as net cash provided by operating activities or net income.

The following table reconciles net cash provided by operating activities (a GAAP measure) to adjusted free cash flow (a non-GAAP measure):

(Dollars in Millions)	2024	2023	2022
Net cash provided by operating activities	$648	$1,168	$282
Acquisition of property and equipment	(466)	(577)	(826)
Free cash flow	$182	$591	$(544)
Finance lease and financing obligation payments	$(79)	$(93)	$(106)
Proceeds from financing obligations	1	21	11
Adjusted free cash flow	$104	$519	$(639)

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	2024	2023
Working capital	$257	$798
Current ratio	1.08	1.31

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decrease in our working capital and current ratio are driven by increased borrowings under the revolving credit facility and additional long-term debt due within the next year.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of February 1, 2025, we were in compliance with all covenants.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, principal and interest payments for leases, and other purchase obligations. See Notes 2 and 3 to the Consolidated Financial Statements for amounts outstanding on February 1, 2025 related to debt and leases.

Other purchase obligations primarily include royalties, legally binding minimum lease and interest payments for stores opening in 2025 or later, as well as payments associated with technology, marketing, and donation agreements. The obligations were $599 million as of February 1, 2025.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of year-end fiscal 2024.

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

Leases

Accounting for leased properties requires compliance with technical accounting rules and judgment by management. Application of these accounting rules and assumptions made by management will determine if the lease is accounted for as a finance lease, an operating lease, or a financing obligation.

The following are estimates used by management in accounting for real estate and other leases:

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
•
Incremental borrowing rate—The incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The incremental borrowing rate is used in determining whether the lease is accounted for as an operating lease or a finance lease.
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

Sephora Arrangement

In 2020, we entered into an arrangement with Sephora to be the exclusive beauty offering at Kohl's and bring a transformational, elevated beauty experience to Kohl’s. We sell prestige beauty products through Sephora-branded retail shops in certain Kohl’s stores and through a Sephora-branded offering on Kohls.com. We have opened 861 full size 2,500 square foot Sephora shops and 190 small format Sephora shops to date.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our operating results are subject to interest rate risk as the $500 million of notes issued in March 2021 include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody's Investors Service, Inc., both of which occurred in 2024, 2023, and 2022. All other long-term debt is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

We are also subject to interest rate risk from changes in the interest rates under our $1.5 billion revolving credit facility. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. Outstanding borrowings under the revolving credit facility, recorded as short-term debt, were $290 million as of February 1, 2025.

We share in the net risk-adjusted revenue of the Kohl’s credit card portfolio as defined by the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. We also share the costs of funding the outstanding receivables as interest rates exceed defined rates. As a result, our share of profits from the credit card portfolio may be negatively impacted by increases in interest rates. The reduced profitability, if any, will be impacted by various factors, including our ability to pass higher funding costs on to the credit card holders and the outstanding receivable balance, and cannot be reasonably estimated at this time. Additionally, the CFPB finalized a rule in March 2024 which lowers the safe harbor dollar amount credit card companies can charge for late fees for a late payment. The rule is subject to legal challenge, and implementation of the rule has been delayed following a preliminary injunction. As of February 1, 2025, this injunction remains in effect. If implemented, this rule could adversely impact Kohl’s credit card revenues; however, we are actively pursuing various mitigation strategies should the rule become effective.

Item 8. Financial Statements and Supplementary Data

Schedules have been omitted as they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2025 expressed an unqualified opinion thereon.

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

Description of the Matter

Merchandise Inventories

At February 1, 2025, the Company’s merchandise inventories balance was $2.9 billion. As described in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM results in inventory valued at lower of cost or market since permanent markdowns are taken as a reduction to the retail value of inventories.

The calculation of inventory under RIM includes a number of inputs including the retail value of inventory and adjustments to inventory such as markdown allowances, shrink and permanent markdowns. As a result of the number of inputs and the involvement of multiple software applications used to capture the high volume of transactions processed by the Company, auditing inventory requires extensive audit effort including significant involvement of more experienced audit team members. In addition, the inventory process is supported by a number of automated and IT dependent controls that elevate the importance of the IT general controls that support the underlying software applications including those developed by the Company.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory process, including the RIM calculation and underlying IT general controls, and controls over the data transfers between applications.

Our substantive audit procedures included, among others, evaluating the key inputs into the RIM calculation, including purchases, sales, shrink, vendor allowances and markdowns. Our testing included agreeing data back to source information including third party vendor invoices, third party inventory count information, and cash receipts. We also performed analytical procedures including margin analysis, analytics with respect to key inventory metrics such as shrink, turns and store inventory in conjunction with analysis related to markdowns and purchase price adjustments.

Unrecognized Tax Benefits
Description of the Matter

As described in Note 5 to the consolidated financial statements, at February 1, 2025, the Company had gross unrecognized tax benefits of $184 million. The Company’s uncertain tax positions are subject to audit by federal and state taxing authorities, and the resolution of such audits may span multiple years.

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

Milwaukee, Wisconsin

March 20, 2025

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$134	$183
Merchandise inventories	2,945	2,880
Other	309	347
Total current assets	3,388	3,410
Property and equipment, net	7,297	7,720
Operating leases	2,394	2,499
Other assets	480	380
Total assets	$13,559	$14,009

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,042	$1,134
Accrued liabilities	1,263	1,201
Borrowings under revolving credit facility	290	92
Current portion of:
Long-term debt	353	—
Finance leases and financing obligations	81	83
Operating leases	102	102
Total current liabilities	3,131	2,612
Long-term debt	1,174	1,638
Finance leases and financing obligations	2,456	2,680
Operating leases	2,703	2,781
Deferred income taxes	28	107
Other long-term liabilities	265	298
Shareholders’ equity:
Common stock - 126 and 161 million shares issued	1	2
Paid-in capital	3,560	3,528
Treasury stock, at cost, 15 and 50 million shares	(767)	(2,571)
Retained earnings	1,008	2,934
Total shareholders’ equity	$3,802	$3,893
Total liabilities and shareholders’ equity	$13,559	$14,009

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except per Share Data)	2024	2023	2022
Net sales	$15,385	$16,586	$17,161
Other revenue	836	890	937
Total revenue	16,221	17,476	18,098
Cost of merchandise sold	9,661	10,498	11,457
Operating expenses:
Selling, general, and administrative	5,308	5,512	5,587
Depreciation and amortization	743	749	808
Impairments, store closing, and other costs	76	—	—
Operating income	433	717	246
Interest expense, net	319	344	304
Income (loss) before income taxes	114	373	(58)
Provision (benefit) for income taxes	5	56	(39)
Net income (loss)	$109	$317	$(19)
Net income (loss) per share:
Basic	$0.98	$2.88	$(0.15)
Diluted	$0.98	$2.85	$(0.15)

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	2024	2023	2022
Common stock
Balance, beginning of period	$2	$4	$4
Stock-based awards	—	—	—
Retirement of treasury stock	(1)	(2)	—
Balance, end of period	$1	$2	$4

Paid-in capital
Balance, beginning of period	$3,528	$3,479	$3,375
Stock-based awards	32	49	39
Final settlement of accelerated share repurchase	—	—	65
Balance, end of period	$3,560	$3,528	$3,479

Treasury stock
Balance, beginning of period	$(2,571)	$(13,715)	$(12,975)
Treasury stock purchases	—	—	(723)
Stock-based awards	(10)	(16)	(21)
Dividends paid	2	3	4
Retirement of treasury stock	1,812	11,157	—
Balance, end of period	$(767)	$(2,571)	$(13,715)

Retained earnings
Balance, beginning of period	$2,934	$13,995	$14,257
Net income (loss)	109	317	(19)
Dividends paid	(224)	(223)	(243)
Retirement of treasury stock	(1,811)	(11,155)	—
Balance, end of period	$1,008	$2,934	$13,995

Total shareholders' equity, end of period	$3,802	$3,893	$3,763

Common stock
Shares, beginning of period	161	378	377
Stock-based awards	—	—	1
Retirement of treasury stock	(35)	(217)	—
Shares, end of period	126	161	378
Treasury stock
Shares, beginning of period	(50)	(267)	(246)
Treasury stock purchases	—	—	(21)
Retirement of treasury stock	35	217	—
Shares, end of period	(15)	(50)	(267)
Total shares outstanding, end of period	111	111	111

Dividends paid per common share	$2.00	$2.00	$2.00

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2024	2023	2022
Operating activities
Net income (loss)	$109	$317	$(19)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	743	749	808
Share-based compensation	30	42	30
Deferred income taxes	(85)	(8)	(84)
Impairments, store closing, and other costs	36	—	—
Non-cash lease expense	89	92	106
Other non-cash expense	1	6	30
Changes in operating assets and liabilities:
Merchandise inventories	(60)	315	(116)
Other current and long-term assets	(50)	11	87
Accounts payable	(92)	(196)	(353)
Accrued and other long-term liabilities	20	(67)	(99)
Operating lease liabilities	(93)	(93)	(108)
Net cash provided by operating activities	648	1,168	282
Investing activities
Acquisition of property and equipment	(466)	(577)	(826)
Proceeds from sale of real estate	6	26	43
Other	(7)	(11)	—
Net cash used in investing activities	(467)	(562)	(783)
Financing activities
Net borrowings under revolving credit facility	198	7	85
Deferred financing costs	—	—	(6)
Treasury stock purchases	—	—	(658)
Shares withheld for taxes on vested restricted shares	(10)	(16)	(21)
Dividends paid	(222)	(220)	(239)
Repayment of long-term borrowings	(113)	(275)	—
Premium paid on redemption of debt	(5)	—	—
Finance lease and financing obligation payments	(79)	(93)	(106)
Proceeds from financing obligations	1	21	11
Proceeds from stock option exercises	—	—	1
Net cash used in financing activities	(230)	(576)	(933)
Net (decrease) increase in cash and cash equivalents	(49)	30	(1,434)
Cash and cash equivalents at beginning of period	183	153	1,587
Cash and cash equivalents at end of period	$134	$183	$153
Supplemental information
Interest paid, net of capitalized interest	$312	$331	$284
Income taxes paid	78	69	111

See accompanying Notes to Consolidated Financial Statements

1. Business and Summary of Accounting Policies

Business

As of February 1, 2025, we operated 1,175 stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora shops. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

Our authorized capital stock consists of 800 million shares of $0.01 par value common stock and 10 million shares of $0.01 par value preferred stock.

Reportable Segments

We are an omnichannel retailer that operates as a single reportable segment. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The net income (loss) presented in the Consolidated Statements of Operations is the financial information reviewed by the CODM. The CODM assesses the performance of the Company and decides how to allocate resources using net income (loss) that is reported on the Consolidated Statement of Operations. Net income (loss) is used to monitor budget versus actual results. The CODM regularly reviews information consistent with the Consolidated Statements of Operations.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal Year	Ended	Number of Weeks
2024	February 1, 2025	52
2023	February 3, 2024	53
2022	January 28, 2023	52

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $70 million at February 1, 2025 and $74 million at February 3, 2024.

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

Other Current Assets

Other current assets consist of the following:

(Dollars in Millions)	February 1, 2025	February 3, 2024
Other receivables	$155	$157
Prepaids	139	166
Income taxes receivable (a)	4	10
Other	11	14
Other current assets	$309	$347
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	February 1, 2025	February 3, 2024
Land	$1,078	$1,088
Buildings and improvements:
Owned	8,361	8,377
Leased	2,223	2,369
Fixtures and equipment	1,681	1,718
Information technology	1,164	1,326
Construction in progress	130	56
Total property and equipment, at cost	14,637	14,934
Less accumulated depreciation and amortization	(7,340)	(7,214)
Property and equipment, net	$7,297	$7,720

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

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. An impairment of $54 million was recognized in 2024 related to store and E-commerce Fulfillment Center closures, which is recorded in Impairments, store closing, and other costs in the Consolidated Statements of Operations. No impairments were recorded in 2023. An impairment of $22 million was recorded in 2022 related to corporate facilities in Selling, General, and Administrative Expenses.

Other Noncurrent Assets

Other noncurrent assets consist of the following:

(Dollars in Millions)	February 1, 2025	February 3, 2024
Income taxes receivable (a)	$283	$200
Deferred tax assets (a)	38	32
Other	159	148
Other noncurrent assets	$480	$380
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	February 1, 2025	February 3, 2024
Gift cards and merchandise return cards	$308	$327
Sales, property, and use taxes	177	162
Income taxes payable (a)	158	40
Payroll and related fringe benefits	110	138
Other	510	534
Accrued liabilities	$1,263	$1,201
(a)
See Note 5 of the Consolidated Financial Statements for further discussion on income taxes.

Supplier Finance Programs

The Company has an agreement with a third-party financing provider to facilitate a supplier financing program. The program provides participating suppliers the option to receive outstanding payment obligations of the Company early at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to finance amounts under the program. All amounts payable to the financial institution relating to suppliers participating in the program are recorded in Accounts Payable in the Consolidated Balance Sheets and were $97 million as of February 1, 2025 and $19 million as of February 3, 2024.

The following is a rollforward of the Company’s outstanding obligations under the supplier financing program, for the year ended February 1, 2025:

(Dollars in Millions)	2024
Balance - February 4, 2024	$19
Additions	568
Obligations settled	(490)
Balance - February 1, 2025	$97

Restructuring Reserve

We recognized $76 million in Impairments, store closing, and other costs related to the closure of our San Bernardino E-commerce Fulfillment Center and 27 underperforming stores in 2024. Included in this amount was $43 million of fixed asset impairments, $11 million of lease Right of Use (“ROU”) asset impairments, $14 million of severance, and $26 million in other costs relating to the closure of these locations. The $26 million in other costs includes $32 million of costs offset by $6 million in cash proceeds related to lease termination agreements. Offsetting these costs were

$18 million in non-cash lease gains, where upon the remeasurement, the reduction recorded to the lease liability was greater than the remaining value of the related ROU asset. The following table summarizes changes in the restructuring reserve during 2024:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 4, 2024	$0	$0	$0
Additions	14	32	46
Payments and reversals	—	(2)	(2)
Balance - February 1, 2025	$14	$30	$44

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

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability, and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $48 million as of February 1, 2025 and $54 million as of February 3, 2024.

For property losses, we are subject to a $5 million self-insured retention ("SIR"). Once the SIR is incurred, each loss is subject to a $250,000 deductible, except for flooding in high hazard zones which is subject to a $1 million deductible, and catastrophic events, such as earthquakes and windstorms, which are subject to a 2-5% deductible.

Treasury Stock

We account for repurchases of common stock and shares withheld in lieu of taxes when restricted stock awards and units and performance-based share units vest using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of shareholders’ equity.

During 2024 and 2023, we retired 35 million and 217 million shares of treasury stock. The shares were returned to the status of authorized but unissued shares. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess of cost over par as a deduction from retained earnings.

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

The following table summarizes net sales by line of business:

(Dollars in Millions)	2024	2023	2022
Women's	$3,817	$4,281	$4,654
Men's	3,079	3,455	3,679
Accessories (including Sephora)	3,060	2,813	2,279
Home	2,311	2,533	2,791
Children's	1,819	2,060	2,176
Footwear	1,299	1,444	1,582
Net Sales	$15,385	$16,586	$17,161

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
•
Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. During each of the fiscal years 2024, 2023, and 2022, net sales of $127 million, $149 million, and $158 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.
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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2024	2023	2022
Gross marketing costs	$829	$839	$940
Vendor allowances	(42)	(43)	(57)
Net marketing costs	$787	$796	$883
Net marketing costs as a percent of total revenue	4.9%	4.6%	4.9%

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

The information required to compute basic and diluted net income (loss) per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2024	2023	2022
Numerator—Net income (loss)	$109	$317	$(19)
Denominator—Weighted-average shares:
Basic	111	110	120
Dilutive impact	1	1	—
Diluted	112	111	120
Net income (loss) per share:
Basic	$0.98	$2.88	$(0.15)
Diluted	$0.98	$2.85	$(0.15)

The following potential shares of common stock were excluded from the diluted net income (loss) per share calculation because their effect would have been anti-dilutive:

(Shares in Millions)	2024	2023	2022
Anti-dilutive shares	5	3	4

Share-Based Awards

Share-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

In November 2023, The Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which enhances and expands the annual and interim disclosure requirements on reportable segments. We adopted this standard in the fourth quarter of 2024.

In September 2022, FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”, which requires new and enhanced disclosures on the key terms of supplier financing programs, along with information on the obligations outstanding, and a rollforward of obligations during the annual period. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward information which is effective for fiscal years beginning after December 15, 2023.

Accounting Standards Issued but not yet Effective

In 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 requires entities to consistently categorize and provide greater disaggregation of information within the income tax reconciliation to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective and statutory tax rates. For public entities, the provisions within ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and for interim periods of fiscal years beginning after December 15, 2025. We are currently evaluating the impact the adoption of ASU 2023-09 will have on our consolidated financial statement disclosures.

In 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public entities, the provisions within ASU 2024-03 are effective for the first annual reporting period beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, they may be applied retrospectively for all comparative periods following the effective date. We are currently assessing the impact the adoption of ASU 2024-03 will have on our consolidated financial statement disclosures.

2. Debt

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	February 1, 2025	February 3, 2024
2025	9.50%	10.75%	—	113
2025	4.25%	4.25%	353	353
2029	7.36%	7.25%	42	42
2031	3.40%	4.63%	500	500
2033	6.05%	6.00%	112	112
2037	6.89%	6.88%	101	101
2045	5.57%	5.55%	427	427
Outstanding unsecured senior debt			1,535	1,648
Unamortized debt discounts and deferred financing costs			(8)	(10)
Current portion of unsecured senior debt			(353)	—
Long-term unsecured senior debt			$1,174	$1,638
Effective interest rate at issuance			4.73%	5.06%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.2 billion at February 1, 2025 and $1.3 billion at February 3, 2024.

In June 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. We recognized a $5 million loss on extinguishment of debt in net interest expense during the second quarter of 2024, which is primarily a make whole premium paid to holders as a result of the redemption.

In December 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 will increase an additional 50 basis points in May 2025 due to the coupon adjustment provision within the note. Our credit rating was also downgraded in 2023 and 2022. This resulted in the interest rates on our 3.375% notes due May 2031 and 9.50% notes due May 2025 increasing 100 basis points in 2023 and 25 basis points in 2022. In total, the interest rates on the notes due May 2031 have increased 175 basis points since their issuance, of which 50 basis points becomes effective in May 2025, and the rates on the notes due May 2025 increased 125 basis points from their issuance to their redemption in June 2024.

Borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $290 million as of February 1, 2025, and $92 million as of February 3, 2024. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. As of February 1, 2025, we had $21 million of standby and trade letters of credit outstanding under the credit facility, which reduces the available borrowing capacity.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of February 1, 2025, we were in compliance with all covenants of the various debt agreements.

We also had outstanding standby and trade letters of credit outside of the credit facility totaling approximately $7 million at February 1, 2025.

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

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	February 1, 2025	February 3, 2024
Assets
Operating leases	Operating leases	$2,394	$2,499
Finance leases	Property and equipment, net	1,666	1,883
Total operating and finance leases		4,060	4,382
Liabilities
Current
Operating leases	Current portion of operating leases	102	102
Finance leases	Current portion of finance leases and financing obligations	72	74
Noncurrent
Operating leases	Operating leases	2,703	2,781
Finance leases	Finance leases and financing obligations	2,008	2,242
Total operating and finance leases		$4,885	$5,199

Consolidated Statement of Operations
(Dollars in Millions)	Classification	2024	2023	2022
Operating leases	Selling, general, and administrative	$276	$271	$264
Finance Leases
Amortization of leased assets	Depreciation and amortization	113	121	126
Interest on leased assets	Interest expense, net	136	144	140
Total operating and finance leases		$525	$536	$530

Consolidated Statement of Cash Flows
(Dollars in Millions)	2024	2023	2022
Cash paid for amounts included in measurement of leased liabilities
Operating cash flows from operating leases	$265	$272	$266
Operating cash flows from finance leases	132	140	133
Financing cash flows from finance leases	74	78	86

The following table summarizes future lease payments by fiscal year:

	February 1, 2025
(Dollars in millions)	Operating Leases	Finance Leases	Total
2025	$271	$189	$460
2026	260	186	446
2027	257	186	443
2028	254	182	436
2029	254	178	432
After 2029	3,694	2,761	6,455
Total lease payments	$4,990	$3,682	$8,672
Amount representing interest	(2,185)	(1,602)	(3,787)
Lease liabilities	$2,805	$2,080	$4,885

Total lease payments include $3.8 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $2.8 billion related to options to extend finance lease terms that are reasonably certain of being exercised. Additionally, total lease payments exclude $9 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term and discount rate:

	February 1, 2025	February 3, 2024
Weighted-average remaining term (years)
Operating leases	19	20
Finance leases	19	20
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

Other lease information is as follows:

(Dollars in Millions)	2024	2023	2022
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	(70)	(36)	714
Operating lease liabilities	85	278	179

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	February 1, 2025	February 3, 2024
Assets
Financing obligations	Property and equipment, net	$39	$44
Liabilities
Current	Current portion of finance leases and financing obligations	9	9
Noncurrent	Finance leases and financing obligations	448	438
Total financing obligations		$457	$447

Consolidated Statement of Operations
(Dollars in millions)	Classification	2024	2023	2022
Amortization of financing obligation assets	Depreciation and amortization	$4	$5	$7
Interest on financing obligations	Interest expense, net	74	70	58
Total financing obligations		$78	$75	$65

Consolidated Statement of Cash Flows
(Dollars in millions)	2024	2023	2022
Cash paid for amounts included in measurement of financing obligations
Operating cash flows from financing obligations	$71	$68	$56
Financing cash flows from financing obligations	5	15	20
Proceeds from financing obligations	1	21	11

The following table summarizes future financing obligation payments by fiscal year:

February 1, 2025
(Dollars in millions)	Financing Obligations
2025	$80
2026	81
2027	81
2028	78
2029	77
After 2029	1,103
Total lease payments	$1,500
Non-cash gain on future sale of property	116
Amount representing interest	(1,159)
Financing obligation liability	$457

Total payments exclude $7 million of legally binding payments for contracts signed, but not yet commenced.

The following table summarizes the weighted-average remaining term and discount rate for financing obligations:

	February 1, 2025	February 3, 2024
Weighted-average remaining term (years)	16	16
Weighted-average discount rate	16%	16%

The following table shows the cash rent out flows for the operating leases, finance leases, and financing obligations:

Consolidated Statement of Cash Flows
(Dollars in millions)	2024	2023	2022
Operating cash flows from operating leases	$265	$272	$266
Operating cash flows from finance leases	132	140	133
Financing cash flows from finance leases	74	78	86
Operating cash flows from financing obligations	71	68	56
Financing cash flows from financing obligations	5	15	20
Total cash rent	$547	$573	$561

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

The total costs for both of these benefit plans were $53 million for 2024, $52 million for 2023 and $50 million for 2022.

5. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	February 1, 2025	February 3, 2024
Deferred tax liabilities:
Property and equipment	$431	$521
Lease assets	1,024	1,151
Merchandise inventories	31	45
Total deferred tax liabilities	1,486	1,717
Deferred tax assets:
Lease obligations	1,336	1,468
Accrued and other liabilities, including stock-based compensation	188	200
Federal benefit on state tax reserves	16	21
Valuation allowance	(44)	(47)
Total deferred tax assets	1,496	1,642
Net deferred tax (asset) liability	$(10)	$75

Deferred tax assets included in other long-term assets totaled $38 million as of February 1, 2025 and $32 million as of February 3, 2024. As of February 1, 2025, the Company had state net operating loss carryforwards, net of valuation allowances, of $16 million, and state credit carryforwards, net of valuation allowances, of $2 million, which will expire between 2025 and 2045. As of February 3, 2024, state net operating loss carryforwards, net of valuation allowances, were $28 million, and state credit carryforwards, net of valuation allowances, were $4 million.

The components of the Provision (benefit) for income taxes were as follows:

(Dollars in Millions)	2024	2023	2022
Current federal	$87	$78	$39
Current state	3	(14)	6
Deferred federal	(79)	(18)	(70)
Deferred state	(6)	10	(14)
Provision (benefit) for income taxes	$5	$56	$(39)

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

(Dollars in Millions)	2024	2023	2022
Taxes computed at federal statutory rate	$24	$78	$(12)
State income taxes, net of federal tax benefit	6	16	(1)
Uncertain tax positions	(13)	(28)	(16)
Federal tax credits	(9)	(9)	(8)
Other	(3)	(1)	(2)
Total	$5	$56	$(39)
Effective tax rate	3.9%	15.1%	68.1%

Our income tax provisions or benefits were $5 million tax provision, $56 million tax provision, and $39 million tax benefit in fiscal years 2024, 2023, and 2022, respectively. Fiscal years 2024 and 2023 resulted in income tax provisions compared to an income tax benefit in fiscal year 2022 due to the pre-tax book income in fiscal years 2024 and 2023 compared to the pre-tax book loss in 2022. In addition, in fiscal years 2024, 2023 and 2022, we recorded a net tax benefit for the impact of favorable results from uncertain tax positions.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The significant federal and state returns subject to examination are the 2015 through 2024 tax years. Certain tax agencies have proposed adjustments, which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

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

(Dollars in Millions)	2024	2023
Balance at beginning of year	$200	$219
Increases due to tax positions taken in prior years	2	10
Increases due to tax positions taken in current year	7	6
Decreases due to:
Tax positions taken in prior years	(17)	(32)
Settlements with taxing authorities	(5)	—
Lapse of applicable statute of limitations	(3)	(3)
Balance at end of year	$184	$200

The total gross amount of interest and penalties accrued was $21 million at February 1, 2025 and $33 million at February 3, 2024. Interest and penalties recognized during the years were a tax benefit of $3 million in 2024, $8 million in 2023, and $1 million in 2022.

Our net unrecognized tax benefits that, if recognized, would affect our effective tax rate were $173 million as of February 1, 2025 and $186 million as of February 3, 2024. It is reasonably possible that our unrecognized tax positions may change within the next 12 months, primarily as a result of ongoing audits. While it is possible that one or more of these examinations may be resolved in the next year, it is not anticipated that a significant impact to the unrecognized tax benefit balance will occur.

We have both payables and receivables for income taxes recorded on our balance sheet. Receivables included in other current assets totaled $4 million as of February 1, 2025 and $10 million as of February 3, 2024. Receivables included in other long-term assets totaled $283 million as of February 1, 2025 and $200 million as of February 3, 2024. The majority of the receivable balance relates to the cash benefit of the 2020 net operating loss that has not yet been received. Payables included in current liabilities totaled $158 million as of February 1, 2025 and $40 million as of February 3, 2024.

6. Share-Based Awards

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2024 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock and units, performance share units, and options to purchase shares of our common stock, to officers, key employees, and directors. As of February 1, 2025, there were 7.7 million shares authorized and 6.3 million shares available for grant under the 2024 Long-Term Compensation Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants. Shares related to any full value award delivered or withheld by the company to pay withholding taxes are also available for future grants.

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

The following table summarizes nonvested stock and restricted stock unit activity, including restricted stock equivalents and restricted stock unit equivalents issued in lieu of cash dividends:

	2024		2023		2022
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	3,099	$29.66	2,439	$39.40	2,769	$36.17
Granted	3,195	20.40	2,229	22.97	1,098	47.67
Vested	(1,204)	30.03	(1,160)	36.65	(1,060)	38.73
Forfeited	(227)	29.12	(409)	31.48	(368)	41.71
Balance at end of year	4,863	$23.51	3,099	$29.66	2,439	$39.40

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

The following table summarizes performance share unit activity by year:

	2024		2023		2022
(Units in Thousands)	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	777	$31.26	813	$45.87	856	$42.74
Granted	745	29.19	770	20.23	553	40.92
Vested	(38)	74.68	(582)	23.78	—	—
Forfeited	(108)	64.22	(224)	65.80	(596)	36.79
Balance at end of year	1,376	$26.35	777	$31.26	813	$45.87

Stock Options

There were no stock options outstanding as of February 1, 2025, February 3, 2024, or January 28, 2023.

There were no stock options exercised, forfeited, nor expired during fiscal year 2024 and 2023. At the beginning of fiscal year 2022, 12 thousand stock options were outstanding with a weighted average exercise price of $48.66 per option; of which all were exercised within the year.

The intrinsic value of options exercised represents the excess of our stock price at the time the option was exercised over the exercise price and was $0 in 2024 and 2023 and less than $1 million in 2022.

Stock Warrants

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The fair value was estimated to be $17.52 per warrant using a binomial lattice method. The warrants vest in five equal annual installments, and the first installment vested on January 15, 2020. The last installment vested on January 15, 2024 and all 1,747,441 shares were vested and unexercised as of February 1, 2025. The warrants will expire on April 18, 2026.

Other Required Disclosures

Share-based compensation expense is included in Selling, General, and Administrative Expenses in our Consolidated Statements of Income. Share-based compensation expense, net of forfeitures, totaled $30 million for 2024, $42 million for 2023, and $30 million for 2022. At February 1, 2025, we had approximately $99 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.5 years.

7. Contingencies

We are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

8. Subsequent Events

On March 11, 2025, our Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on April 2, 2025 to all shareholders of record at the close of business on March 21, 2025.

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

Based upon the Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. Disclosure controls and procedures are defined by Rule 1co3a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 1, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of February 1, 2025, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and our report dated March 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 20, 2025

Item 9B. Other Information

Except as noted below, during the three months ended February 1, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On November 27, 2024, Christie Raymond, Senior Executive Vice President, Chief Marketing Officer, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Plan”) relating to the sale of up to 26,500 shares of the Company’s common stock. Sales under the Plan may commence on February 25, 2025. The Plan will expire on the earlier of December 1, 2025 or the execution of all trades specified thereunder.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We expect to file with the Securities and Exchange Commission, in March 2025, a definitive proxy statement in connection with our 2025 Annual Meeting of Shareholders (“our 2025 Proxy”). The following information to be included in our 2025 Proxy is incorporated herein by reference:

•
For information with respect to our Directors and the committees of our Board of Directors, refer to the applicable portions of the “Proposal 1 – Election of Directors” and “Corporate Governance Matters” sections of our 2025 Proxy.
•
For information related to our written Code of Ethics, refer to the “Corporate Governance Matters” section of our 2025 Proxy. Any amendment to, or waiver of, a provision of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, or other key finance and accounting associates will be disclosed on the “Corporate Governance” section of http://corporate.kohls.com. We intend to satisfy our disclosure requirements under item 5.05 of Form 8-K regarding any amendments or waivers of our Code of Ethics by posting such information at this location on our website.

Information relating to our Executive Officers is set forth after Item 4, Information about our Executive Officers of Part I of this Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

We have adopted an insider trading policy, known as our Statement on Securities Trading, governing the purchase, sale, and/or other dispositions of our securities by us, our directors, officers, and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Statement on Securities Trading is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

For information related to executive compensation, as required by Item 402 of Regulation S-K, refer to the information provided under the “Corporate Governance Matters” and "Executive Compensation" sections of our 2025 Proxy, including the "Proposal 2 - Advisory Vote to Approve the Compensation of Our Named Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," “Practices and Policies Related to the Grant of Certain Equity Awards,” "Compensation Tables," and "CEO Pay Ratio" subsections thereof, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors, and Management” sections of our 2025 Proxy, which information is incorporated herein by reference.

The following table provides information with respect to shares of common stock that may be issued under our existing equity compensation plans as of February 1, 2025:

Plan Category (Shares in Thousands)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	6,020	—	6,343
Equity compensation plans not approved by security holders(2)	1,747	$69.68	—
Total	7,767	$69.68	6,343
(1)
This amount includes 1,376,056 shares that may be issued upon the vesting of Performance Share Units ("PSUs") and 4,644,320 shares that may be issued upon the vesting of Restricted Stock Units ("RSUs") granted under the 2024 Long-Term Compensation Plan, not including the issuance of future dividend equivalents. For PSUs, this amount represents the actual number of shares that would be issued for the 2022-2024 LTIP and number of shares that would be issued at the target level of payout for all other grants, which is not necessarily indicative of the amount of any actual future payout. PSUs and RSUs do not have an exercise price and therefore have been excluded from the weighted average exercise price calculation in column (b).
(2)
Consists of warrants issued in April 2019. See Note 6 to the Consolidated Financial Statements for further discussion on warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Director Independence” and “Related Person Transactions” sections of our 2025 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the "Audit Matters" section our 2025 Proxy, including the “Fees Paid to Ernst & Young” and "Pre-Approval Policies and Procedures" subsection, which information is incorporated herein by reference.

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

4.2	Warrant to Purchase Common Stock	Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 23, 2019
4.3	Description of Registrant's Securities	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2020
10.1	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.2	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006
10.3	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.4	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.5	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.6	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.7	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017

Exhibit	Description	Document if Incorporated by Reference
10.8	Non-Employee Director Compensation Policy*	Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.9	Amended and Restated Executive Compensation Agreement between Kohl's Department Stores, Inc. and Jill Timm dated November 1, 2019*	Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.10	Form of Restricted Stock Unit Agreement for persons party to an Employment Agreement	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.11	Form of Restricted Stock Unit Agreement for persons party to an Executive Compensation Agreement	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.12	Form of Performance Stock Unit Agreement	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.13	Amended and Restated Credit Card Program Agreement dated as of March 14, 2022, by and between Kohl’s, Inc. and Capital One, National Association.	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022
10.14	Amended and Restated Executive Compensation Agreement between Kohl’s, Inc. and Siobhán Mc Feeney dated as of July 16, 2022.*	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022
10.15	Amended and Restated Raymond Executive Compensation Agreement between Kohl’s, Inc. and Christie Raymond dated as of August 16, 2022.*	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022
10.16	Cash Award Agreement between Kohl's, Inc. and Jill Timm effective as of November 29, 2022.*	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022
10.17	Credit Agreement, dated as of January 19, 2023, by and among the Company and its subsidiaries, and Wells Fargo Bank, National Association, as agent, and the other lenders party thereto.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 19, 2023
10.18	Restricted Stock Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of January 13, 2023*
10.19	Cooperation Agreement, dated as of February 2, 2023, by and among Kohl’s Corporation, Macellum Badger Fund, LP and certain of its affiliates.	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2023
10.20	Performance Share Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 27, 2023*
10.21	Restricted Stock Unit Agreement by and between Jill Timm and Kohl's Corporation dated as of April 21, 2023*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2023
10.22	Employment Agreement between Thomas Kingsbury and Kohl's, Inc. and Kohl’s Corporation dated as of May 10, 2023*	Exhibit 10.1 to Amendment No. 2 to the Company’s Current Report on Form 8-K filed on May 12, 2023
10.23	Executive Compensation Agreement between Jennifer Kent and Kohl's, Inc. dated as of February 20, 2023*	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023
10.24	Executive Compensation Agreement between Nicholas Jones and Kohl's, Inc. dated as of March 20, 2023*	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023
10.25	Restricted Stock Unit Agreement by and between Christie Raymond and Kohl's Corporation dated as of June 15, 2023*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023

Exhibit	Description	Document if Incorporated by Reference
10.26	Restricted Stock Unit Agreement by and between Siobhán Mc Feeney and Kohl's Corporation dated as of June 15, 2023*	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023
10.27	Offer Letter accepted and agreed to effective November 29, 2022 by and between Nick Jones and Kohl's Inc.*	Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.28	Offer Letter accepted and agreed to effective January 4, 2023 by and between Jennifer Kent and Kohl's Inc.*	Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.29	Offer Letter accepted and agreed to effective September 21, 2023 by and between Fred Hand and Kohl's Inc.*	Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.30	Executive Compensation Agreement between Fred Hand and Kohl's Inc. dated as of September 25, 2023*	Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.31	Aircraft Time Sharing Agreement between Kohl's Inc. and Thomas Kingsbury dated as of November 3, 2023	Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.32	Kohl's Corporation Annual Incentive Plan Amended and Restated as of March 25, 2024*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 27, 2024
10.33	Performance Share Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 25, 2024*	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2024
10.34	Restricted Stock Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 25, 2024*	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2024
10.35	Kohl’s Corporation 2024 Long-Term Compensation Plan*	Annex A of the Proxy Statement on Schedule 14A filed on April 5, 2024
10.36	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.37	Form of Executive Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.38	Form of Non-Employee Directors Restricted Stock Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.39	Form of Non-Employee Directors Deferred Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.40	Offer Letter accepted and agreed to effective November 22, 2024 by and between J. Ashley Buchanan and Kohl's Inc.*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25, 2024
10.41	Executive Compensation Agreement between J. Ashley Buchanan and Kohl's Inc. dated as of January 15, 2025*
10.42	Restricted Stock Unit Agreement (1-Year Recruitment Grant) by and between J. Ashley Buchanan and Kohl's Corporation dated as of January 15, 2025*
10.43	Restricted Stock Unit Agreement (3-Year Recruitment Grant) by and between J. Ashley Buchanan and Kohl's Corporation dated as of January 15, 2025*
19.1	Kohl's Corporation Statement on Securities Trading
21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Executive Officer Compensation Recovery Policy*	Exhibit 97 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*A management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ Ashley Buchanan
Ashley Buchanan
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jill Timm
Jill Timm
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ Michael Bender	/s/ Thomas A. Kingsbury
Michael Bender	Thomas A. Kingsbury
Chairman	Director

/s/ Wendy Arlin	/s/ Robbin Mitchell
Wendy Arlin	Robbin Mitchell
Director	Director

/s/ Ashley Buchanan	/s/ Jonas Prising
Ashley Buchanan	Jonas Prising
Chief Executive Officer	Director
Director (Principal Executive Officer)

/s/ Yael Cosset	/s/ John E. Schlifske
Yael Cosset	John E. Schlifske
Director	Director

/s/ Christine Day	/s/ Adrianne Shapira
Christine Day	Adrianne Shapira
Director	Director

/s/ H. Charles Floyd	/s/ Adolfo Villagomez
H. Charles Floyd	Adolfo Villagomez
Director	Director