Form 10-Q
period 2025-05-03
KOHLS Corp
filed 2025-06-06
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 30, 2025 Common Stock, Par Value $0.01 per Share, 112,041,679 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	May 3, 2025	February 1, 2025	May 4, 2024
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$153	$134	$228
Merchandise inventories	3,137	2,945	3,083
Other	290	309	345
Total current assets	3,580	3,388	3,656
Property and equipment, net	7,209	7,297	7,664
Operating leases	2,374	2,394	2,498
Other assets	476	480	460
Total assets	$13,639	$13,559	$14,278

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,026	$1,042	$1,220
Accrued liabilities	1,177	1,263	1,265
Borrowings under revolving credit facility	545	290	355
Current portion of:
Long-term debt	353	353	—
Finance leases and financing obligations	80	81	81
Operating leases	99	102	92
Total current liabilities	3,280	3,131	3,013
Long-term debt	1,174	1,174	1,638
Finance leases and financing obligations	2,433	2,456	2,651
Operating leases	2,687	2,703	2,783
Deferred income taxes	27	28	94
Other long-term liabilities	259	265	286
Shareholders’ equity:
Common stock	1	1	2
Paid-in capital	3,570	3,560	3,539
Treasury stock, at cost	(771)	(767)	(2,579)
Retained earnings	979	1,008	2,851
Total shareholders’ equity	$3,779	$3,802	$3,813
Total liabilities and shareholders’ equity	$13,639	$13,559	$14,278

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 3, 2025	May 4, 2024
Net sales	$3,049	$3,178
Other revenue	184	204
Total revenue	3,233	3,382
Cost of merchandise sold	1,834	1,923
Operating expenses:
Selling, general, and administrative	1,164	1,228
Depreciation and amortization	175	188
Operating income	60	43
Interest expense, net	76	83
Loss before income taxes	(16)	(40)
Benefit for income taxes	(1)	(13)
Net loss	$(15)	$(27)
Net loss per share:
Basic	$(0.13)	$(0.24)
Diluted	$(0.13)	$(0.24)

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 3, 2025	May 4, 2024
Common stock
Balance, beginning of period	$1	$2
Stock-based awards	—	—
Balance, end of period	$1	$2

Paid-in capital
Balance, beginning of period	$3,560	$3,528
Stock-based awards	10	11
Balance, end of period	$3,570	$3,539

Treasury stock
Balance, beginning of period	$(767)	$(2,571)
Stock-based awards	(4)	(9)
Dividends paid	—	1
Balance, end of period	$(771)	$(2,579)

Retained earnings
Balance, beginning of period	$1,008	$2,934
Net loss	(15)	(27)
Dividends paid	(14)	(56)
Balance, end of period	$979	$2,851

Total shareholders' equity, end of period	$3,779	$3,813

Common stock
Shares, beginning of period	126	161
Stock-based awards	1	—
Shares, end of period	127	161
Treasury stock
Shares, beginning of period	(15)	(50)
Stock-based awards	—	—
Shares, end of period	(15)	(50)
Total shares outstanding, end of period	112	111

Dividends paid per common share	$0.125	$0.50

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024
Operating activities
Net loss	$(15)	$(27)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175	188
Share-based compensation	9	10
Deferred income taxes	(2)	(13)
Non-cash lease expense	21	22
Other non-cash items	2	3
Changes in operating assets and liabilities:
Merchandise inventories	(191)	(202)
Other current and long-term assets	31	(81)
Accounts payable	(16)	86
Accrued and other long-term liabilities	(83)	34
Operating lease liabilities	(23)	(27)
Net cash used in operating activities	(92)	(7)
Investing activities
Acquisition of property and equipment	(110)	(126)
Proceeds from sale of real estate	2	—
Net cash used in investing activities	(108)	(126)
Financing activities
Net borrowings under revolving credit facility	255	263
Shares withheld for taxes on vested restricted shares	(4)	(9)
Dividends paid	(14)	(55)
Finance lease and financing obligation payments	(21)	(21)
Proceeds from financing obligations	3	—
Net cash provided by financing activities	219	178
Net increase in cash and cash equivalents	19	45
Cash and cash equivalents at beginning of period	134	183
Cash and cash equivalents at end of period	$153	$228
Supplemental information
Interest paid, net of capitalized interest	$68	$70

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission ("SEC").

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

Supplier Finance Programs

The Company has an agreement with a third-party financing provider to facilitate a supplier financing program. The program provides participating suppliers the option to receive outstanding payment obligations of the Company early at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to finance amounts under the program. All amounts payable to the financial institution relating to suppliers participating in the program are recorded in Accounts Payable in the Consolidated Balance Sheets and were $125 million as of May 3, 2025 and $97 million as of February 1, 2025.

Restructuring Reserve

The following table summarizes changes in the restructuring reserve during the quarter ended May 3, 2025:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 1, 2025	$14	$30	$44
Additions	—	—	—
Payments and reversals	(13)	(8)	(21)
Balance - May 3, 2025	$1	$22	$23

Recent Accounting Pronouncements

Accounting Standards Issued but not yet Effective

In 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 requires entities to consistently categorize and provide greater disaggregation of information within the income tax reconciliation to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective and statutory tax rates. For public entities, the provisions within ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and for interim periods of fiscal years beginning after December 15, 2025. We are currently evaluating the impact the adoption of ASU 2023-09 will have on our consolidated financial statement disclosures.

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

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024
Women's	$851	$923
Accessories (including Sephora)	646	618
Men's	584	600
Home	370	392
Children's	312	344
Footwear	286	301
Net sales	$3,049	$3,178

Unredeemed gift cards and merchandise return card liabilities totaled $276 million as of May 3, 2025, $308 million as of February 1, 2025, and $294 million as of May 4, 2024. In the first quarter of 2025 and 2024, net sales of $54 million and $57 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years.

3. Debt

Outstanding borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $545 million as of May 3, 2025, $290 million as of February 1, 2025, and $355 million as of May 4, 2024.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	May 3, 2025	February 1, 2025	May 4, 2024
2025	9.50%	10.75%	$—	$—	$113
2025	4.25%	4.25%	353	353	353
2029	7.36%	7.25%	42	42	42
2031	3.40%	5.13%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding unsecured senior debt			1,535	1,535	1,648
Unamortized debt discounts and deferred financing costs			(8)	(8)	(10)
Current portion of unsecured senior debt			(353)	(353)	—
Long-term unsecured senior debt			$1,174	$1,174	$1,638
Effective interest rate at issuance			4.73%	4.73%	5.06%

Our estimated fair value of unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our unsecured senior debt was $1.0 billion at May 3, 2025, $1.2 billion at February 1, 2025, and $1.4 billion at May 4, 2024.

In December 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in May 2025 due to the coupon adjustment provision within the notes. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of May 3, 2025, we were in compliance with all covenants of the various debt agreements.

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

Lease liabilities represent our contractual obligation to make lease payments and include renewal options that are reasonably assured of being exercised. At the commencement date, the lease liabilities equal the present value of minimum lease payments over the accounting lease term. As the implicit interest rate is not readily identifiable in our leases, we estimate our collateralized incremental borrowing rate to calculate the present value of lease payments.

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

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Operating leases	Operating leases	$2,374	$2,394	$2,498
Finance leases	Property and equipment, net	1,632	1,666	1,844
Total operating and finance leases		$4,006	$4,060	$4,342
Liabilities
Current
Operating leases	Current portion of operating leases	99	102	92
Finance leases	Current portion of finance leases and financing obligations	71	72	73
Noncurrent
Operating leases	Operating leases	2,687	2,703	2,783
Finance leases	Finance leases and financing obligations	1,982	2,008	2,213
Total operating and finance leases		$4,839	$4,885	$5,161

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	May 3, 2025	May 4, 2024
Operating leases	Selling, general, and administrative	$67	$69
Finance leases
Amortization of leased assets	Depreciation and amortization	27	29
Interest on leased assets	Interest expense, net	30	36
Total operating and finance leases		$124	$134

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$69	$66
Operating cash flows from finance leases	29	35
Financing cash flows from finance leases	19	19

The following table summarizes future lease payments by fiscal year:

	May 3, 2025
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2025	$204	$141	$345
2026	262	186	448
2027	258	185	443
2028	255	181	436
2029	255	177	432
After 2029	3,713	2,746	6,459
Total lease payments	$4,947	$3,616	$8,563
Amount representing interest	(2,161)	(1,563)	(3,724)
Lease liabilities	$2,786	$2,053	$4,839

Total lease payments include $3.8 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $2.7 billion related to options to extend finance lease terms that are reasonably certain of being exercised. Additionally, total lease payments exclude $9 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term, weighted-average remaining contractually obligated lease term, and discount rate:

	May 3, 2025	February 1, 2025
Weighted-average remaining term (years)
Operating leases	19	19
Finance leases	19	19
Weighted-average remaining contractually obligated term (years)
Operating leases	4	4
Finance leases	5	5
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

The remaining contractually obligated term represents only the remaining noncancelable portion of the leases.

Other lease information is as follows:

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	$(10)	$(11)
Operating lease liabilities	5	21

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Financing obligations	Property and equipment, net	$38	$39	$43
Liabilities
Current	Current portion of finance leases and financing obligations	9	9	8
Noncurrent	Finance leases and financing obligations	451	448	438
Total financing obligations		$460	$457	$446

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	May 3, 2025	May 4, 2024
Amortization of financing obligation assets	Depreciation and amortization	$1	$1
Interest on financing obligations	Interest expense, net	18	18
Total financing obligations		$19	$19

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$18	$17
Financing cash flows from financing obligations	2	2
Proceeds from financing obligations	3	—

The following table summarizes future financing obligation payments by fiscal year:

May 3, 2025
(Dollars in Millions)	Financing Obligations
2025	$60
2026	82
2027	81
2028	78
2029	77
After 2029	1,107
Total financing obligation payments	$1,485
Non-cash gain on future sale of property	116
Amount representing interest	(1,141)
Financing obligation liability	$460

Total financing obligation payments include $1.1 billion related to options to extend terms that are reasonably certain of being exercised.

The following table summarizes the weighted-average remaining term, weighted-average remaining contractually obligated term, and discount rate for financing obligations:

	May 3, 2025	February 1, 2025
Weighted-average remaining term (years)	15	16
Weighted-average remaining contractually obligated term (years)	5	5
Weighted-average discount rate	16%	16%

The remaining contractually obligated term represents only the remaining noncancelable portion of the financing obligations.

5. Share-Based Awards

The following table summarizes our share-based awards activity for the quarter ended May 3, 2025:

	Nonvested Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 1, 2025	4,863	$23.51	1,376	$26.35
Granted	1,403	8.95	1,905	8.85
Vested	(1,176)	28.68	—	—
Forfeited	(1,899)	12.70	(701)	10.62
Balance - May 3, 2025	3,191	$21.63	2,580	$17.70

In 2019, we issued 1,747,441 stock warrants. All 1,747,441 warrants were vested and unexercised as of May 3, 2025, February 1, 2025, and May 4, 2024. The warrants will expire on April 18, 2026.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

7. Income Taxes

The effective income tax rate for the first quarter of 2025 was 10.4%, compared to 32.5% for the first quarter of 2024. The impact of the 2025 net unfavorable tax items, when compared to a pre-tax loss, results in decreasing the tax rate from the statutory rate. The impact of the 2024 net favorable tax items, when compared to a pre-tax loss, results in increasing the tax rate from the statutory rate.

8. Net Loss Per Share

Basic net loss per share is net loss divided by the average number of common shares outstanding during the period. Potentially dilutive shares outstanding were excluded from the calculations as their effect would be anti-dilutive. Potentially dilutive shares include unvested restricted stock units, unvested restricted stock awards, and warrants, which utilize the treasury stock method, as well as unvested performance share units that utilize the contingently issuable share method.

The information required to compute basic and diluted net loss per share is as follows:

	Quarter Ended
(Dollars and Shares in Millions, Except per Share Data)	May 3, 2025	May 4, 2024
Numerator—Net loss	$(15)	$(27)
Denominator—Weighted-average shares:
Basic/Diluted	111	111
Net loss per share:
Basic/Diluted	$(0.13)	$(0.24)

The following potential shares of common stock were excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Quarter Ended
(Shares in Millions)	May 3, 2025	May 4, 2024
Anti-dilutive shares	6	7

9. Subsequent Events

On May 9, 2025, we entered into an amendment to the Credit Agreement with Wells Fargo Bank originally dated as of January 19, 2023 in order to facilitate issuance of $360 million aggregate principal of 10.000% senior secured notes due 2030 ("the Notes"). On May 30, 2025, we issued $360 million aggregate principal of 10.000% senior secured notes due 2030. The Notes are secured by 11 distribution centers and e-fulfillment centers, as well as other collateral. We intend to use the net proceeds from the sale of the Notes in a series of transactions resulting in the repayment of borrowings under the revolving credit facility. We intend to borrow under the revolving credit facility to repay the remaining $353 million outstanding 4.25% notes due in July 2025.

On May 14, 2025, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on June 25, 2025, to all shareholders of record at the close of business on June 11, 2025.

On June 5, 2025, we announced the closing of our Monroe, Ohio e-fulfillment center. We estimate that we will recognize cumulative pre-tax charges of approximately $25 million to $30 million, including approximately $10 million of non-cash charges in real estate and other asset-related charges, costs, and impairments and $15 million to $20 million of cash expenditures related to associate severance, benefits, and other exit costs. We expect that substantially all of these charges will be incurred in the second and third quarters of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the first quarter” are for the three fiscal months (13 weeks) ended May 3, 2025 or May 4, 2024.

This Form 10-Q contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include the statements under Management's Discussion and Analysis, 2025 Financial and Capital Allocation Outlook and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves, and the impact of macroeconomic events, including inflation, consumer behavior, and changes in global trade policies, such as tariffs, and our response to such events. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2024 Form 10-K and in Part II Item 1A of this Form 10-Q, or disclosed from time to time in our filings with the SEC, which could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,153 stores and a website (www.Kohls.com) as of May 3, 2025. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the first quarter include:

•
Net sales decreased 4.1%, to $3.0 billion, with comparable sales down 3.9%.
•
Gross margin as a percentage of net sales was 39.9%, an increase of 37 basis points.
•
Selling, general, and administrative ("SG&A") expenses decreased 5.2%, to $1.2 billion. As a percentage of total revenue, SG&A expenses were 36.0%, a decrease of 32 basis points year-over-year.
•
Operating income was $60 million compared to $43 million in the prior year. As a percentage of total revenue, operating income was 1.9%, an increase of 58 basis points year-over-year.
•
Net loss was $15 million, or ($0.13) per diluted share. This compares to net loss of $27 million, or ($0.24) per diluted share in the prior year.
•
Inventory was $3.1 billion, an increase of 2% year-over-year.
•
Operating cash flow was a use of $92 million.

Our Strategy

Kohl's remains committed to driving long-term shareholder value by providing our customers with great product, great value, and a great experience. To achieve this, we will offer a curated balanced assortment, reestablish Kohl’s to be a leader in value and quality, and enhance our omnichannel platform to deliver a frictionless experience to customers.

2025 Financial and Capital Allocation Outlook

For the full year 2025, the Company continues to expect the following, excluding the impact of potential items not representative of our core operating performance:

•
Net sales: A decrease of (5%) to a decrease of (7%)
•
Comparable sales: A decrease of (4%) to a decrease of (6%)
•
Operating margin: In the range of 2.2% to 2.6%
•
Diluted earnings per share: In the range of $0.10 to $0.60
•
Capital expenditures: In the range of $400 million to $425 million
•
Dividend: On May 14, 2025, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.125 per share. The dividend is payable June 25, 2025 to shareholders of record at the close of business on June 11, 2025.

Results of Operations

Total Revenue

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024	Change
Net sales	$3,049	$3,178	$(129)
Other revenue	184	204	(20)
Total revenue	$3,233	$3,382	$(149)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 4.1% in the first quarter of 2025 compared to the first quarter of 2024.

•
The decrease in the first quarter was driven by a decrease in average transaction value of approximately 2% with transaction volume also down approximately 2%.
•
In the first quarter, sales decreased across all lines of business, except for Accessories, which increased approximately 5%.

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024	Change
Women's	$851	$923	(7.8%)
Accessories (including Sephora)	646	618	4.5%
Men's	584	600	(2.7%)
Home	370	392	(5.6%)
Children's	312	344	(9.3%)
Footwear	286	301	(5.0%)
Net Sales	$3,049	$3,178	(4.1%)

Comparable sales decreased 3.9%. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales decreased 7.7% and digital penetration represented 24% of net sales compared to 25% in the first quarter of 2024. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

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

Other revenue decreased $20 million driven by certain credit expenses shifting against other revenue as we moved part of our account servicing to the third party that owns the accounts.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024	Change
Net sales	$3,049	$3,178	$(129)
Cost of merchandise sold	1,834	1,923	(89)
Gross margin	$1,215	$1,255	$(40)
Gross margin as a percent of net sales	39.9%	39.5%	37	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the first quarter of 2025, gross margin was 39.9% of net sales, an increase of 37 basis points to last year. The increase was driven by merchandise mix, inventory management of receipts down 8% in the quarter, and moderating shrink levels.

Selling, General, and Administrative Expense

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024	Change
SG&A	$1,164	$1,228	$(64)
As a percent of total revenue	36.0%	36.3%	(32)	bps

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

Many of our expenses, including store payroll and distribution costs, are variable in nature. These costs generally increase as sales increase and decrease as sales decrease. We measure our expenses as a percentage of revenue and changes in this percentage compared to the prior year. If the expense as a percent of revenue decreased from the prior year, the expense "leveraged." If the expense as a percent of revenue increased over the prior year, the expense "deleveraged."

The following table summarizes the changes in SG&A by expense type:

Quarter Ended
(Dollars in Millions)	May 3, 2025
Marketing	$(22)
Store expenses	(22)
Corporate and other	(12)
Distribution	(8)
Total decrease	$(64)

SG&A expenses decreased $64 million, or 5.2%, to $1.2 billion driven by lower marketing, store payroll, and fulfillment costs, as well as a shift of certain corporate credit expenses to other revenue due to moving part of our account servicing to the third party that owns the accounts. Without the shift of certain corporate credit expenses, SG&A expenses would have decreased 3.7% to last year. As a percentage of revenue, SG&A leveraged by 32 basis points. The decrease was driven by disciplined expense management across the organization.

Other Expenses

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024	Change
Depreciation and amortization	$175	$188	$(13)
Interest expense, net	76	83	(7)

The decrease in depreciation and amortization was primarily driven by lower capital spend and closed locations.

Net interest expense decreased in the first quarter of 2025 due to reductions in lease payments for stores closed within the quarter and reduced outstanding unsecured senior debt offset by higher average outstanding balances on the revolver.

Income Taxes

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024	Change
Benefit for income taxes	$(1)	$(13)	$12
Effective tax rate	10.4%	32.5%

In both periods, the effective tax rate results in a net benefit for income taxes on a pre-tax loss. The impact of the 2025 net unfavorable tax items, when compared to a pre-tax loss, results in decreasing the tax rate from the statutory rate. The impact of the 2024 net favorable tax items, when compared to a pre-tax loss, results in increasing the tax rate from the statutory rate.

Seasonality and Inflation

Our business, like that of other retailers, is subject to seasonal influences. Sales and income are typically higher during the back-to-school and holiday seasons. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. During the first quarter of 2025, the U.S. government announced additional tariffs on a broad range of imports, including certain consumer goods. While these actions did not have a material impact on our first quarter results, the global trade environment remains fluid and further actions may increase merchandise costs, affect merchandise availability, and impact our operational results. We have taken proactive measures to reduce our exposure to tariffs by leveraging our diverse factory network to move production, adjusting orders based on pricing elasticity analysis, and working closely with our supplier and vendor base to proactively manage any impacts with the goal of continuing to drive value to our customers. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return and maintain a strong balance sheet. We follow a disciplined approach to capital allocation based on the following priorities: first we invest in our business to drive long-term profitable growth; second we pay a quarterly dividend; third we will capitalize on opportunities to further reduce our debt and overall leverage, when appropriate; and fourth, we return excess cash to shareholders through our share repurchase program.

We will continue to invest in the business, as we plan to invest approximately $400 to $425 million in 2025, which includes the investments to complete the roll out of Sephora shops, expansion of impulse queuing lines to nearly all stores, and expansion of our e-fulfillment center in Indiana. On May 14, 2025, our Board of Directors declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on June 25, 2025 to all shareholders of record at the close of business on June 11, 2025. On May 30, 2025, we issued $360 million aggregate principal of 10.000% senior secured notes due 2030, which we intend to use the net proceeds from the sale of the notes in a series of transactions resulting in the repayment of borrowings under the revolving credit facility. We intend to borrow under the revolving credit facility to repay the remaining outstanding 4.25% notes due in July 2025. We are not planning any share repurchases during the current year.

Our period-end Cash and cash equivalents balance decreased to $153 million from $228 million in the first quarter of 2024. Our Cash and cash equivalents balance includes short-term investments of $7 million and $9 million as of May 3, 2025, and May 4, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Quarter Ended
(Dollars in Millions)	May 3, 2025	May 4, 2024	Change
Net cash (used in) provided by:
Operating activities	$(92)	$(7)	$(85)
Investing activities	(108)	(126)	18
Financing activities	219	178	41

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

Operating activities used $92 million of cash in the first quarter of 2025 compared to $7 million of cash used in the first quarter of 2024. Operating cash flow decreased primarily due to the timing of payments and receipts year over year.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and real estate.

Investing activities used $108 million of cash in the first quarter of 2025 and $126 million in the first quarter of 2024. The decrease in cash used in investing activities was primarily driven by fewer Sephora shop openings and other investments, consistent with our reduced capital expenditure plans for fiscal 2025.

At the end of the quarter, we had a Sephora presence in over 1,100 of our stores, including 855 full size 2,500 square foot shops and 292 small format 750 square foot shops. In 2025, we anticipate capital expenditures of approximately $400 to $425 million, which includes the investments to complete the roll out of Sephora shops, expansion of impulse queuing lines to nearly all stores, and expansion of our e-fulfillment center in Indiana.

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

As of May 3, 2025, our corporate credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Corporate credit	Ba3	BB-	BB-
Outlook	Negative	Negative	Negative

In December 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in May 2025 due to the coupon adjustment provision within the notes. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance. Additionally on May 13, 2025, Moody's downgraded our corporate credit rating from Ba3 to B2, and revised their outlook to stable.

The majority of our financing activities generally include proceeds and/or repayments of borrowings under our revolving credit facility and long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as finance leases and financing obligations.

Financing activities generated $219 million of cash in the first quarter of 2025 and $178 million of cash in the first quarter of 2024.

Cash dividend payments were $14 million ($0.125 per share) in the first quarter of 2025 compared to $55 million ($0.50 per share) in the first quarter of 2024.

During the quarter, we had net borrowings of $255 million on our $1.5 billion credit facility compared to net borrowings of $263 million in the first quarter of 2024. Borrowings under the revolving credit facility, recorded as short-term debt, had $545 million outstanding as of May 3, 2025, and had $355 million outstanding as of May 4, 2024.

There was no cash used for treasury stock purchases in the first quarter of 2025 or 2024. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, while we are not currently planning for share repurchases, we expect to resume share repurchases over the long-term following improvement in overall leverage.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	May 3, 2025	May 4, 2024
Working capital	$300	$643
Current ratio	1.09	1.21

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The decreases in our working capital and current ratio are driven by increased borrowings under the revolving credit facility, additional long-term debt due within the upcoming twelve months, and a decrease in Cash and cash equivalents.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of May 3, 2025, we were in compliance with all covenants.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2024 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of May 3, 2025.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risks described in our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings; however, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be taken of the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. These risk factors could materially and adversely affect our business, financial condition, results of operations, and liquidity. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business operations.

There have been no significant changes in the Risk Factors described in our 2024 Form 10-K, except as follows:

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

Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The private label and co-branded Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations are shared similar to the revenue when interest rates exceed defined amounts. Though management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs could adversely impact the profitability of our credit card operations. On March 5, 2024, the Consumer Financial Protection Bureau ("CFPB") released a final rule reducing the safe harbor dollar amount for credit card late fees and eliminating the automatic annual inflation adjustment to such safe harbor dollar amount. The rule is subject to legal challenge, and the United States District Court for the Northern District of Texas granted a preliminary injunction, staying implementation of the rule, on May 10, 2024. On April 15, 2025, the Court entered an Order and Final Judgment vacating the rule and, as a result, the rule will not take effect. While the vacatur removes a potential impact to Kohl’s credit card revenues in the near term, we continue to monitor future regulatory action that could affect our credit card program. Although we do not currently expect a material adverse financial impact related to the vacated rule, any future changes to the regulatory framework governing credit card late fees or other aspects of our private label and co-branded Kohl's credit card program could impact revenue generated from the program and require changes to our operations or compliance practices.

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

We have historically relied on the public debt markets to raise capital to partially fund our operations and growth. We have also historically maintained lines of credit with financial institutions. In January 2023, we upsized and replaced our unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings. During 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody's downgraded our rating from Ba3 to B1. These downgrades have caused our cost of borrowing to increase, and further downgrades would cause our cost of borrowing to further increase. Declines in our credit ratings may also adversely affect our ability to access the debt markets and the terms and our cost of funds for new debt issuances. In addition, multiple further downgrades in our corporate credit rating could trigger less favorable terms under certain commercial arrangements, which could negatively impact our profitability and increase our costs. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing may be negatively impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). The terms of current and future debt agreements could restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our revolving credit facility, the lenders under that agreement will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our revolving credit facility could trigger a cross-default, acceleration, or other consequences under other indebtedness or financial instruments to which we are a party. If our access to capital were to become significantly constrained or our cost of capital were to increase significantly our financial condition, results of operations, and cash flows could be adversely affected.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended May 3, 2025:

(Dollars in Millions, Except Share and per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2 - March 1, 2025	6,173	$11.90	—	$2,476
March 2 - April 5, 2025	355,169	$9.01	—	$2,476
April 6 - May 3, 2025	48,791	$6.87	—	$2,476
Total	410,133	$8.80	—

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

During the three months ended May 3, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Cost Associated with Exit or Disposal Activities

On June 5, 2025, as part of our ongoing effort to increase efficiency and support the health and future of our business, we announced the closing of our Monroe, Ohio e-fulfillment center ("EFC"). The Monroe EFC is one of 14 EFCs and Distribution Centers in our nationwide supply chain network. In recent years, we have increased efficiencies with advanced technology capabilities at newer EFC facilities and expanded our ability to fulfill customer orders from store locations, allowing us to continue fulfilling customer orders without the Monroe, OH EFC.

We estimate that we will recognize cumulative pre-tax charges of approximately $25 million to $30 million, including approximately $10 million of non-cash charges in real estate and other asset-related charges, costs, and impairments and $15 million to $20 million of cash expenditures related to associate severance, benefits, and other exit costs. We expect that substantially all of these charges will be incurred in the second and third quarters of 2025.

The estimated charges and the timing of such charges are based on certain assumptions and actual amounts may vary from such estimates based on a number of factors, including, but not limited to, the number of associates impacted by these activities. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the activity described herein. The impact of these charges has been excluded from our full year 2025 Financial and Capital Allocation Outlook provided in Item 2, and we intend to exclude these charges from our non-GAAP financial measures. We believe excluding these charges from our non-GAAP financial measures is useful, as it provides enhanced visibility into our results excluding these charges and allows investors to compare the operating performance of our core business consistently over various periods.

Item 6. Exhibits

Exhibit	Description
10.1

Amendment No .1 to Credit Agreement, by and between, the Company and Agent, entered into on May 9, 2025, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 13, 2025.

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

Kohl’s Corporation (Registrant)

Date: June 6, 2025	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)