Form 10-Q
period 2025-08-02
KOHLS Corp
filed 2025-09-04
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 29, 2025 Common Stock, Par Value $0.01 per Share, 112,074,683 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	August 2, 2025	February 1, 2025	August 3, 2024
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$174	$134	$231
Merchandise inventories	2,994	2,945	3,151
Other	306	309	331
Total current assets	3,474	3,388	3,713
Property and equipment, net	7,113	7,297	7,502
Operating leases	2,363	2,394	2,507
Other assets	441	480	458
Total assets	$13,391	$13,559	$14,180

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,134	$1,042	$1,317
Accrued liabilities	1,159	1,263	1,185
Borrowings under revolving credit facility	75	290	410
Current portion of:
Long-term debt	—	353	353
Finance leases and financing obligations	84	81	81
Operating leases	96	102	92
Total current liabilities	2,548	3,131	3,438
Long-term debt	1,520	1,174	1,173
Finance leases and financing obligations	2,409	2,456	2,574
Operating leases	2,672	2,703	2,795
Deferred income taxes	54	28	95
Other long-term liabilities	261	265	275
Shareholders’ equity:
Common stock	1	1	2
Paid-in capital	3,578	3,560	3,546
Treasury stock, at cost	(771)	(767)	(2,579)
Retained earnings	1,119	1,008	2,861
Total shareholders’ equity	$3,927	$3,802	$3,830
Total liabilities and shareholders’ equity	$13,391	$13,559	$14,180

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$3,347	$3,525	$6,396	$6,703
Other revenue	199	207	383	411
Total revenue	3,546	3,732	6,779	7,114
Cost of merchandise sold	2,011	2,128	3,845	4,051
Operating expenses:
Selling, general, and administrative	1,199	1,250	2,363	2,478
Depreciation and amortization	175	188	350	376
Impairments, store closing, and other costs	11	—	11	—
(Gain) on legal settlement	(129)	—	(129)	—
Operating income	279	166	339	209
Interest expense, net	78	86	154	169
Income before income taxes	201	80	185	40
Provision for income taxes	48	14	46	1
Net income	$153	$66	$139	$39
Net income per share:
Basic	$1.37	$0.59	$1.24	$0.35
Diluted	$1.35	$0.59	$1.23	$0.35

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Common stock
Balance, beginning of period	$1	$2	$1	$2
Stock-based awards	—	—	—	—
Balance, end of period	$1	$2	$1	$2

Paid-in capital
Balance, beginning of period	$3,570	$3,539	$3,560	$3,528
Stock-based awards	8	7	18	18
Balance, end of period	$3,578	$3,546	$3,578	$3,546

Treasury stock
Balance, beginning of period	$(771)	$(2,579)	$(767)	$(2,571)
Stock-based awards	—	—	(4)	(9)
Dividends paid	—	—	—	1
Balance, end of period	$(771)	$(2,579)	$(771)	$(2,579)

Retained earnings
Balance, beginning of period	$979	$2,851	$1,008	$2,934
Net income	153	66	139	39
Dividends paid	(14)	(56)	(28)	(112)
Balance, end of period	$1,119	$2,861	$1,119	$2,861

Total shareholders' equity, end of period	$3,927	$3,830	$3,927	$3,830

Common stock
Shares, beginning of period	127	161	126	161
Stock-based awards	—	—	1	—
Shares, end of period	127	161	127	161
Treasury stock
Shares, beginning of period	(15)	(50)	(15)	(50)
Stock-based awards	—	—	—	—
Shares, end of period	(15)	(50)	(15)	(50)
Total shares outstanding, end of period	112	111	112	111

Dividends paid per common share	$0.125	$0.50	$0.25	$1.00

See accompanying Notes to Consolidated Financial Statements

Totals may not foot due to rounding

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024
Operating activities
Net income	$139	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350	376
Share-based compensation	17	16
Deferred income taxes	28	(15)
Impairments, store closing, and other costs	11	—
Non-cash lease expense	43	44
Other non-cash items	3	11
Changes in operating assets and liabilities:
Merchandise inventories	(48)	(269)
Other current and long-term assets	31	(59)
Accounts payable	93	183
Accrued and other long-term liabilities	(105)	(25)
Operating lease liabilities	(56)	(54)
Net cash provided by operating activities	506	247
Investing activities
Acquisition of property and equipment	(200)	(239)
Proceeds from sale of real estate	21	—
Other	—	2
Net cash used in investing activities	(179)	(237)
Financing activities
Proceeds from issuance of debt, net of discount	357	—
Deferred financing costs	(8)	—
Net (repayments) borrowings under revolving credit facility	(215)	318
Shares withheld for taxes on vested restricted shares	(4)	(9)
Dividends paid	(28)	(111)
Repayment of long-term borrowings	(353)	(113)
Premium paid on redemption of debt	—	(5)
Finance lease and financing obligation payments	(46)	(42)
Proceeds from financing obligations	10	—
Net cash (used in) provided by financing activities	(287)	38
Net increase in cash and cash equivalents	40	48
Cash and cash equivalents at beginning of period	134	183
Cash and cash equivalents at end of period	$174	$231
Supplemental information
Interest paid, net of capitalized interest	$147	$163

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission ("SEC"). Certain amounts in the Consolidated Financial Statements and related footnotes may not foot or crossfoot due to rounding.

Due to the seasonality of the business of Kohl’s Corporation (the “Company,” “Kohl’s,” “we,” “our,” or “us”), results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Reportable Segments

We are an omnichannel retailer that operates as a single reportable segment. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The net income presented in the Consolidated Statements of Operations is the financial information reviewed by the CODM. The CODM assesses the performance of the Company and decides how to allocate resources using net income that is reported on the Consolidated Statement of Operations. Net income is used to monitor budget versus actual results. The CODM regularly reviews information consistent with the Consolidated Statements of Operations.

Supplier Finance Programs

The Company has an agreement with a third-party financing provider to facilitate a supplier financing program. The program provides participating suppliers the option to receive outstanding payment obligations of the Company early at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to finance amounts under the program. All amounts payable to the financial institution relating to suppliers participating in the program are recorded in Accounts Payable in the Consolidated Balance Sheets and were $226 million as of August 2, 2025 and $97 million as of February 1, 2025.

Restructuring Reserve

We recognized $11 million of Impairments, store closing, and other costs in the second quarter. Included in this amount was $11 million of non-cash charges related to asset impairments, $7 million of severance, and $4 million of other costs primarily related to the closure of our Monroe, Ohio E-commerce Fulfillment Center. We also reversed $11 million of other exit costs initially recognized in the fourth quarter of 2024, related to the closure of our San Bernardino, California E-commerce Fulfillment Center and 27 underperforming stores due to favorable landlord negotiations.

The following table summarizes the changes in the restructuring reserve related to the closure of our Monroe, Ohio E-commerce Fulfillment Center, for the six months ended August 2, 2025:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 1, 2025	$—	$—	$—
Additions	7	4	11
Payments and reversals	—	(4)	(4)
Balance - August 2, 2025	$7	$—	$7

The following table summarizes the changes in the restructuring reserve established in the fourth quarter of 2024, related to the closure of our San Bernardino E-commerce Fulfillment Center and 27 underperforming stores, for the six months ended August 2, 2025:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 1, 2025	$14	$30	$44
Additions	—	—	—
Payments and reversals	(14)	(27)	(41)
Balance - August 2, 2025	$—	$3	$3

Charges related to corporate restructuring efforts are recorded in Impairments, store closing, and other costs in the Consolidated Statements of Operations.

Interchange Fee Settlement

During the second quarter of 2025, we entered into a settlement agreement to resolve a credit card interchange fee lawsuit in which we were a plaintiff. As a result of this lump-sum settlement, we recognized a gain of $129 million, net of legal fees, in (Gain) on legal settlement in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Accounting Standards Issued but not yet Effective

In 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 requires entities to consistently categorize and provide greater disaggregation of information within the income tax reconciliation to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective and statutory tax rates. For public entities, the provisions within ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and for interim periods of fiscal years beginning after December 15, 2025. We are currently finalizing our assessment of the impact ASU 2023-09 will have on our consolidated financial statement disclosures and will include within our upcoming 2025 Form 10-K.

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

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Women's	$943	$1,004	$1,794	$1,927
Accessories (including Sephora)	673	666	1,319	1,284
Men's	689	740	1,273	1,340
Home	406	436	776	828
Children's	335	359	647	703
Footwear	301	320	587	621
Net sales	$3,347	$3,525	$6,396	$6,703

Unredeemed gift cards and merchandise return card liabilities totaled $242 million as of August 2, 2025, $308 million as of February 1, 2025, and $270 million as of August 3, 2024. In the second quarter of 2025 and 2024, net sales of $28 million and $31 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years. Year to date 2025 and 2024, net sales of $82 million and $88 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.

3. Debt

Outstanding borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $75 million as of August 2, 2025, $290 million as of February 1, 2025, and $410 million as of August 3, 2024.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following secured and unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	August 2, 2025	February 1, 2025	August 3, 2024
2025	4.25%	4.25%	$—	$353	$353
2029	7.36%	7.25%	42	42	42
2030	10.25%	10.00%	360	—	—
2031	3.40%	5.13%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding secured and unsecured senior debt			1,542	1,535	1,535
Unamortized debt discounts and deferred financing costs			(22)	(8)	(9)
Current portion of secured and unsecured senior debt			—	(353)	(353)
Long-term secured and unsecured senior debt			$1,520	$1,174	$1,173
Effective interest rate at issuance			6.13%	4.73%	4.73%

Our estimated fair value of secured and unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our secured and unsecured senior debt was $1.1 billion at August 2, 2025, $1.2 billion at February 1, 2025, and $1.2 billion at August 3, 2024.

In December 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in May 2025 due to the coupon adjustment provision within the notes. During the second quarter 2025, Moody's downgraded our senior unsecured credit rating from B1 to B3, however, further downgrades by Moody's do not trigger incremental interest rate increases. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance.

In May 2025, we issued $360 million aggregate principal amount of 10.000% senior secured notes due 2030 and received proceeds of $357 million, net of the debt discount. The notes are guaranteed by certain of our subsidiaries. Certain of these guarantees are secured by eleven distribution centers and E-commerce Fulfillment Centers, which are held by our subsidiaries, as well as the equity interests in one of our subsidiaries. The terms of the notes contain covenants that limit Kohl’s ability to grant or incur liens on the collateral; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets that are collateral; and make certain restricted payments. Additionally, upon the occurrence of certain change of control repurchase events, we would be required to offer to repurchase the notes for at least 101% of the aggregate principal amount of the notes being repurchased, plus all accrued but unpaid interest as of the date of repurchase. Further, the terms of the notes set forth certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default.

In July 2025, $353 million in aggregate principal amount of our 4.25% notes matured and were repaid.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million outstanding 9.50% notes due May 15, 2025.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of August 2, 2025, we were in compliance with all covenants of the various debt agreements.

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

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Operating leases	Operating leases	$2,363	$2,394	$2,507
Finance leases	Property and equipment, net	1,612	1,666	1,763
Total operating and finance leases		$3,975	$4,060	$4,270
Liabilities
Current
Operating leases	Current portion of operating leases	96	102	92
Finance leases	Current portion of finance leases and financing obligations	75	72	73
Noncurrent
Operating leases	Operating leases	2,672	2,703	2,795
Finance leases	Finance leases and financing obligations	1,959	2,008	2,138
Total operating and finance leases		$4,802	$4,885	$5,098

Consolidated Statement of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating leases	Selling, general, and administrative	$68	$69	$135	$138
Finance leases
Amortization of leased assets	Depreciation and amortization	27	29	54	58
Interest on leased assets	Interest expense, net	30	35	60	71
Total operating and finance leases		$125	$133	$249	$267

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$146	$134
Operating cash flows from finance leases	59	69
Financing cash flows from finance leases	42	38

The following table summarizes future lease payments by fiscal year:

	August 2, 2025
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2025	$129	$90	$219
2026	264	189	453
2027	262	188	450
2028	258	183	441
2029	257	180	437
After 2029	3,729	2,735	6,464
Total lease payments	$4,899	$3,565	$8,464
Amount representing interest	(2,131)	(1,531)	(3,662)
Lease liabilities	$2,768	$2,034	$4,802

Total lease payments include $3.7 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $2.7 billion related to options to extend finance lease terms that are reasonably certain of being exercised. Additionally, total lease payments exclude $9 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term, weighted-average remaining contractually obligated lease term, and discount rate:

	August 2, 2025	February 1, 2025
Weighted-average remaining term (years)
Operating leases	19	19
Finance leases	18	19
Weighted-average remaining contractually obligated term (years)
Operating leases	4	4
Finance leases	5	5
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

The remaining contractually obligated term represents only the remaining noncancelable portion of the leases.

Other lease information is as follows:

	Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	$(5)	$(70)
Operating lease liabilities	20	60

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Financing obligations	Property and equipment, net	$37	$39	$42
Liabilities
Current	Current portion of finance leases and financing obligations	9	9	8
Noncurrent	Finance leases and financing obligations	450	448	436
Total financing obligations		$459	$457	$444

Consolidated Statement of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Amortization of financing obligation assets	Depreciation and amortization	$1	$1	$2	$2
Interest on financing obligations	Interest expense, net	19	19	37	37
Total financing obligations		$20	$20	$39	$39

Consolidated Statement of Cash Flows	Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$36	$36
Financing cash flows from financing obligations	4	4
Proceeds from financing obligations	10	—

The following table summarizes future financing obligation payments by fiscal year:

August 2, 2025
(Dollars in Millions)	Financing Obligations
2025	$40
2026	82
2027	81
2028	78
2029	77
After 2029	1,108
Total financing obligation payments	$1,466
Non-cash gain on future sale of property	116
Amount representing interest	(1,123)
Financing obligation liability	$459

Total financing obligation payments include $1.1 billion related to options to extend terms that are reasonably certain of being exercised.

The following table summarizes the weighted-average remaining term, weighted-average remaining contractually obligated term, and discount rate for financing obligations:

	August 2, 2025	February 1, 2025
Weighted-average remaining term (years)	15	16
Weighted-average remaining contractually obligated term (years)	5	5
Weighted-average discount rate	16%	16%

The remaining contractually obligated term represents only the remaining noncancelable portion of the financing obligations.

5. Share-Based Awards

The following table summarizes our share-based awards activity for the six months ended August 2, 2025:

	Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 1, 2025	4,863	$23.51	1,376	$26.35
Granted	2,079	9.08	1,943	9.02
Vested and released	(1,292)	28.53	—	—
Forfeited	(1,935)	12.97	(738)	11.41
Balance - August 2, 2025	3,715	$19.17	2,581	$17.58

In 2019, we issued 1,747,441 stock warrants. All 1,747,441 warrants were vested and unexercised as of August 2, 2025, February 1, 2025, and August 3, 2024. The warrants will expire on April 18, 2026.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

7. Income Taxes

The effective tax rate for the second quarter of 2025 was 23.8% compared to 17.8% for the second quarter of 2024. Year to date, the tax rate was 25.0% and 3.4% for 2025 and 2024, respectively. The 2024 tax rates reflect the recognition of net favorable tax items, which decreased the tax rate from the statutory rate.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted and signed into law. The Act restores and makes permanent a number of corporate tax provisions, such as full expensing for US-based research and development expenditures and capital investments, as well as the calculation of the business interest expense limitation. The Company has evaluated the provisions of the Act and determined that while the legislation impacts the timing of certain tax deductions, it does not result in a material change to Kohl's effective tax rate.

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(Dollars and Shares in Millions, Except per Share Data)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator—Net income	$153	$66	$139	$39
Denominator—Weighted-average shares:
Basic	112	111	112	111
Dilutive impact	2	1	1	1
Diluted	114	112	113	112
Net income per share:
Basic	$1.37	$0.59	$1.24	$0.35
Diluted	$1.35	$0.59	$1.23	$0.35

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in Millions)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Anti-dilutive shares	5	4	6	4

9. Subsequent Events

On August 12, 2025, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on September 24, 2025, to all shareholders of record at the close of business on September 10, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the second quarter” are for the three fiscal months (13 weeks) ended August 2, 2025 or August 3, 2024. References to "year to date" and "first half" are for the six fiscal months (26 weeks) ended August 2, 2025 or August 3, 2024. References to "first quarter" are for the three fiscal months (13 weeks) ended May 3, 2025 or May 4, 2024.

This Form 10-Q contains “forward-looking statements” made within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain statements under Management's Discussion and Analysis and the statements under 2025 Financial and Capital Allocation Outlook and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves, and the impact of macroeconomic events, including inflation, consumer behavior, and changes in global trade policies, such as tariffs, and our response to such events. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2024 Form 10-K, in Part II Item 1A of our Quarterly Report on Form 10-Q for the first quarter of 2025, or disclosed from time to time in our filings with the SEC, which could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. Certain amounts set forth below may not foot or crossfoot due to rounding.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,153 stores and a website (www.Kohls.com) as of August 2, 2025. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the second quarter include:

•
Net sales decreased 5.1%, to $3.3 billion, with comparable sales down 4.2%.
•
Gross margin as a percentage of net sales was 39.9%, an increase of 28 basis points.
•
Selling, general, and administrative ("SG&A") expenses decreased 4.1%, to $1.2 billion. As a percentage of total revenue, SG&A expenses were 33.8%, an increase of 32 basis points year-over-year.
•
Gain on legal settlement was $129 million from a credit card interchange fee lawsuit.
•
Operating income was $279 million compared to $166 million in the prior year. As a percentage of total revenue, operating income was 7.9%, an increase of 343 basis points year-over-year.
•
On an adjusted non-GAAP basis, our adjusted operating income was $161 million.(a)
•
Net income was $153 million, or $1.35 per diluted share. This compares to net income of $66 million, or $0.59 per diluted share, in the prior year.
•
On an adjusted non-GAAP basis, our adjusted net income was $64 million, or $0.56 per adjusted diluted share.(a)

(a)
Non-GAAP financial measures. Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of operating income to adjusted operating income, net income to adjusted net income, and diluted earnings per share to adjusted diluted earnings per share.

•
Inventory was $3.0 billion, a decrease of 5% year-over-year.
•
Operating cash flow was $598 million compared to $254 million in the prior year.
•
Borrowings under revolving credit facility were $75 million, a decrease of $335 million year-over-year.
•
Current portion of long term debt was reduced by $353 million through repayment of the 4.25% notes due July 2025 at maturity.
•
Long term debt increased $347 million through issuance of $360 million of 10.000% senior secured notes due 2030.

Our Strategy

Kohl's remains committed to driving long-term shareholder value by providing our customers with great product, great value, and a great experience. To achieve this, we will offer a curated balanced assortment, reestablish Kohl’s to be a leader in value and quality, and deliver a frictionless experience to customers across our omnichannel platforms.

2025 Financial and Capital Allocation Outlook

For the full year 2025, the Company expects the following:

•
Net sales: A decrease of (5%) to a decrease of (6%)
•
Comparable sales: A decrease of (4%) to a decrease of (5%)
•
Adjusted operating margin: In the range of 2.5% to 2.7% (a)
•
Adjusted diluted earnings per share: In the range of $0.50 to $0.80 (a)
•
Capital expenditures: Approximately $400 million
•
Dividend: On August 12, 2025, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.125 per share. The dividend is payable September 24, 2025 to shareholders of record at the close of business on September 10, 2025.

(a)
Non-GAAP financial measures. The Company provides adjusted operating margin and adjusted diluted earnings per share on a non-GAAP basis and does not provide a reconciliation of the Company’s forward looking guidance to the most directly comparable GAAP financial measures because of the inherent difficulty in forecasting and quantifying certain amounts that are necessary for such reconciliations.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	Change	August 2, 2025	August 3, 2024	Change
Net sales	$3,347	$3,525	$(178)	$6,396	$6,703	$(307)
Other revenue	199	207	(8)	383	411	(28)
Total revenue	$3,546	$3,732	$(186)	$6,779	$7,114	$(335)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 5.1% in the second quarter of 2025 and 4.6% year to date 2025.

•
The decreases in the second quarter and year to date were driven by decreases in average transaction value of approximately 1% for both periods, and decreases in transaction volume of approximately 4% for both periods.
•
In both the second quarter and year to date, sales decreased across all lines of business, except for Accessories, which increased approximately 1% in the second quarter and 3% year to date.

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	Change	August 2, 2025	August 3, 2024	Change
Women's	$943	$1,004	(6.1%)	$1,794	$1,927	(6.9%)
Accessories (including Sephora)	673	666	1.1%	1,319	1,284	2.7%
Men's	689	740	(6.9%)	1,273	1,340	(5.0%)
Home	406	436	(6.9%)	776	828	(6.3%)
Children's	335	359	(6.7%)	647	703	(8.0%)
Footwear	301	320	(5.9%)	587	621	(5.5%)
Net sales	$3,347	$3,525	(5.1%)	$6,396	$6,703	(4.6%)

Comparable sales decreased 4.2% in the second quarter of 2025 and 4.0% year to date 2025. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales decreased 2.9% in the second quarter of 2025 and 5.2% year to date 2025. Digital penetration represented 26% of net sales in the second quarter of 2025 and 25% year to date 2025, compared to 25% in the second quarter and first half of 2024. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

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

Other revenue decreased $8 million in the second quarter of 2025 and $28 million year to date 2025. The decreases in both periods is driven by certain credit card expenses shifting against other revenue as we moved part of our account servicing to the third party that owns the accounts.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	Change		August 2, 2025	August 3, 2024	Change
Net sales	$3,347	$3,525	$(178)		$6,396	$6,703	$(307)
Cost of merchandise sold	2,011	2,128	(117)		3,845	4,051	(206)
Gross margin	$1,336	$1,397	$(61)		$2,551	$2,652	$(101)
Gross margin as a percent of net sales	39.9%	39.6%	28	bps	39.9%	39.6%	33	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. Gross Margin was 39.9% of net sales for both the first quarter and first half of 2025, an increase of 28 and 33 basis points to last year, respectively. The increase in both periods was driven by merchandise mix, inventory management of receipts down 16% in the quarter and 12% year to date, and moderating shrink levels.

Selling, General, and Administrative Expense

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	Change		August 2, 2025	August 3, 2024	Change
SG&A	$1,199	$1,250	$(51)		$2,363	$2,478	$(115)
As a percent of total revenue	33.8%	33.5%	32	bps	34.9%	34.8%	2	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	August 2, 2025	August 2, 2025
Store expenses	$(21)	$(43)
Marketing	(13)	(35)
Distribution	(12)	(20)
Corporate and other	(5)	(17)
Total decrease	$(51)	$(115)

During the second quarter, SG&A expenses decreased $51 million, or 4.1%, to $1.2 billion. As a percentage of revenue, SG&A deleveraged by 32 basis points. Year to date 2025, SG&A expenses decreased $115 million, or 4.7%, to $2.4 billion. As a percentage of revenue, SG&A deleveraged by 2 basis points. The decreases for both periods are driven by lower store payroll, marketing, and distribution costs, as well as a shift of certain corporate credit card expenses to other revenue due to moving part of our account servicing to the third party that owns the accounts. Without the shift of certain corporate credit expenses, SG&A expenses would have decreased to last year 2.4% for the second quarter and 3.1% for the first half of 2025.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	Change	August 2, 2025	August 3, 2024	Change
Depreciation and amortization	$175	$188	$(13)	$350	$376	$(26)
Impairments, store closing, and other costs	11	—	11	11	—	11
(Gain) on legal settlement	(129)	—	(129)	(129)	—	(129)
Interest expense, net	78	86	(8)	154	169	(15)

The decrease in depreciation and amortization in the second quarter and first half of 2025 was primarily driven by lower capital spend and closed locations.

We recognized $11 million of Impairments, store closing, and other costs in the second quarter. Included in this amount was $11 million of non-cash charges related to asset impairments, $7 million of severance, and $4 million of other costs primarily related to the closure of our Monroe, Ohio E-commerce Fulfillment Center. We also reversed $11 million of other exit costs initially recognized in the fourth quarter of 2024, related to the closure of our San Bernardino, California E-commerce Fulfillment Center and 27 underperforming stores due to favorable landlord negotiations.

In the second quarter, Kohl’s entered into a settlement agreement to resolve a credit card interchange fee lawsuit in which we were a plaintiff. We recorded a gain, net of legal fees, and received cash of $129 million.

Net interest expense decreased in the first half of 2025 due to reductions in lease payments for stores closed earlier this year and a loss on extinguishment of debt in 2024 that was not repeated in 2025, partially offset by interest on our newly issued 2030 notes.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	Change	August 2, 2025	August 3, 2024	Change
Provision for income taxes	$48	$14	$34	$46	$1	$45
Effective tax rate	23.8%	17.8%		25.0%	3.4%

The 2024 tax rates reflect the recognition of net favorable tax items, which decreases the tax rate from the statutory rate.

GAAP to Non-GAAP Reconciliation

In addition to reporting our financial results in accordance with generally accepted accounting principles (GAAP) for the first half of 2025, this Quarterly Report on Form 10-Q contains certain non-GAAP financial results, including adjusted operating income, adjusted net income, and adjusted diluted earnings per share. These adjusted results exclude the gains, impairments, and other costs associated with the closing of 27 underperforming stores, our San Bernardino, California and Monroe, Ohio E-commerce Fulfillment Centers and settlement of a credit card interchange fee lawsuit, as we believe such items are not representative of our normal business activity. We believe these non-GAAP measures are useful, as they are more representative of our core business, enhance comparability across reporting periods and to industry peers, and align with the measures used by management to evaluate the Company’s performance. The adjusted, non-GAAP results are provided and should be evaluated in addition to, and not as an alternative for, our results reported in accordance with GAAP. Shown in the following table is a reconciliation of each non-GAAP measure referenced throughout this report to the most comparable GAAP measure. No adjustments were made to our results for the first half of fiscal 2024 and therefore these results are not included in the following table. Operating income was $166 million and $209 million in the second quarter and first half of 2024. Net income was $66 million, or $0.59 per diluted share, and $39 million, or $0.35 per diluted share, in the second quarter and first half of 2024.

(Dollars in Millions, Except per Share Data)	Operating Income	Net Income	Diluted Earnings per Share
Three months ended August 2, 2025
GAAP	$279	$153	$1.35
Impairments, store closing, and other costs	11	11	0.10
(Gain) on legal settlement	(129)	(129)	(1.14)
Income tax impact of items noted above	—	29	0.25
Adjusted (non-GAAP)	$161	$64	$0.56

Six months ended August 2, 2025
GAAP	$339	$139	$1.23
Impairments, store closing, and other costs	11	11	0.10
(Gain) on legal settlement	(129)	(129)	(1.14)
Income tax impact of items noted above	—	29	0.25
Adjusted (non-GAAP)	$221	$50	$0.44

Seasonality and Inflation

Our business, like that of other retailers, is subject to seasonal influences. Sales and income are typically higher during the back-to-school and holiday seasons. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. During the first half of 2025, the U.S. government announced additional tariffs on a broad range of imports, including certain consumer goods. While these actions did not have a material impact on our year to date results, the global trade environment remains fluid and further actions may increase merchandise costs, affect merchandise availability, and impact our operational results. We have taken proactive measures to reduce our exposure to tariffs by leveraging our diverse factory network to move production, adjusting orders based on pricing elasticity analysis, and working closely with our supplier and vendor base to proactively manage any impacts, with the goal of continuing to drive value to our customers. There can be no assurances that such factors will not impact our business in the future.

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

We will continue to invest in the business, as we plan to invest approximately $400 million in 2025, which includes the investments to complete the roll out of Sephora shops, expansion of impulse queuing lines to nearly all stores, and expansion of our E-commerce Fulfillment Center in Etna, Ohio. On August 12, 2025, our Board of Directors declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on September 24, 2025 to all shareholders of record at the close of business on September 10, 2025. In May, we issued $360 million in aggregate principal amount of 10.000% senior secured notes due 2030; in July, $353 million in aggregate principal amount of our 4.25% notes matured and were repaid. We are not planning any share repurchases during the current year.

Our period-end Cash and cash equivalents balance decreased to $174 million from $231 million in the second quarter of 2024. Our Cash and cash equivalents balance includes short-term investments of $17 million and $10 million as of August 2, 2025, and August 3, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Six Months Ended
(Dollars in Millions)	August 2, 2025	August 3, 2024	Change
Net cash provided by (used in):
Operating activities	$506	$247	$259
Investing activities	(179)	(237)	58
Financing activities	(287)	38	(325)

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

Operating activities generated $506 million of cash in the first half of 2025 compared to $247 million in the first half of 2024. Operating cash flow increased primarily due to inventory management, resulting in managing year to date receipts down 12% versus the prior year. Additionally, the increase was driven by a higher net income, due in part to a $129 million gain recognized during the quarter with respect to settlement of a credit card interchange fee lawsuit.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and real estate.

Investing activities used $179 million of cash in the first half of 2025 compared to $237 million in the first half of 2024. The decrease in cash used in investing activities was primarily driven by our reduced capital expenditure plans for fiscal 2025 which includes lower capital spend on the expansion of our E-commerce Fulfillment Center in Etna, Ohio, which will be completed in the third quarter. Additionally, we received $21 million in proceeds from sale of real estate primarily due to the sale of a corporate property.

At the end of the quarter, we had a Sephora presence in over 1,100 of our stores, including 855 full size 2,500 square foot shops and 294 small format 750 square foot shops. In 2025, we anticipate capital expenditures of approximately $400 million, which includes the investments to complete the roll out of Sephora shops, expansion of impulse queuing lines to nearly all stores, and expansion of our E-commerce Fulfillment Center in Etna, Ohio.

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

During the second quarter, Moody's downgraded our corporate credit rating from Ba3 to B2, and revised their outlook to stable.

As of August 2, 2025, our corporate credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Corporate credit	B2	BB-	BB-
Outlook	Stable	Negative	Negative

In December 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in May 2025 due to the coupon adjustment provision within the notes. During the second quarter 2025, Moody's downgraded our senior unsecured credit rating from B1 to B3, however, further downgrades by Moody's do not trigger incremental interest rate increases. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance.

The majority of our financing activities generally include proceeds and/or repayments of borrowings under our revolving credit facility and long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as finance leases and financing obligations.

Financing activities used $287 million of cash in the first half of 2025 and generated $38 million of cash in the first half of 2024.

Cash dividend payments were $28 million ($0.25 per share) in the first half of 2025 compared to $111 million ($1.00 per share) in the first half of 2024.

During the first half of 2025, we had net repayments of $215 million on our $1.5 billion credit facility, compared to net borrowings of $318 million in the first half of 2024. Borrowings outstanding under the revolving credit facility, recorded as short-term debt, were $75 million as of August 2, 2025, and $410 million as of August 3, 2024.

In May 2025, we issued $360 million aggregate principal amount of 10.000% senior secured notes due 2030. We received net proceeds of $357 million after the debt discount. In July 2025, we repaid $353 million of our 4.25% notes at maturity.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million outstanding 9.50% notes due May 15, 2025.

There was no cash used for treasury stock purchases in the first half of 2025 or 2024. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, while we are not currently planning for share repurchases, we expect to resume share repurchases over the long-term following improvement in overall leverage.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	August 2, 2025	August 3, 2024
Working capital	$926	$275
Current ratio	1.36	1.08

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The increases in our working capital and current ratio are driven by the repayment of $353 million of our 4.25% notes that matured during the quarter and decreased borrowings under the revolving credit facility.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments.

Our $360 million aggregate principal amount of 10.000% senior secured notes due 2030 contain covenants that limit our ability to grant or incur liens on the collateral; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets that are collateral; and make certain restricted payments. Additionally, upon the occurrence of certain change of control repurchase events, we would be required to offer to repurchase the notes for at least 101% of the aggregate principal amount of the notes being repurchased, plus all accrued but unpaid interest as of the date of repurchase. Further, the terms of the notes set forth certain events of default after which the notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default.

As of August 2, 2025, we were in compliance with all covenants.

Contractual Obligations

Aside from the issuance of $360 million aggregate principal amount of 10.000% senior secured notes due 2030, the repayment of $353 million of our 4.25% notes due 2025 at maturity, and the change in borrowings under our revolving credit facility, which have all been disclosed in Note 3 of the Consolidated Financial Statements, there have been no significant changes in the contractual obligations disclosed in our 2024 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of August 2, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings; however, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be taken of the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter of 2025 ended May 3, 2025. These risk factors could materially and adversely affect our business, financial condition, results of operations, and liquidity. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business operations.

There have been no significant changes in the Risk Factors described in our 2024 Form 10-K, other than as set out in our Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, in Item 1A of Part II.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended August 2, 2025:

(Dollars in Millions, Except Share and per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 4 - May 31, 2025	14,284	$7.57	—	$2,476
June 1 - July 5, 2025	10,121	$8.12	—	$2,476
July 6 - August 2, 2025	3,664	$9.69	—	$2,476
Total	28,069	$8.05	—

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

During the three months ended August 2, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
4.1

Indenture, dated as of May 30, 2025, by and among Kohl’s Corporation, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee., incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on May 30, 2025.

4.2

Form of 10.000% Senior Secured Notes due 2030 (included as Exhibit A to the Indenture filed herewith as Exhibit 99.1)., incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on May 30, 2025.

10.1	Letter Agreement between Michael J. Bender and Kohl’s, Inc. dated May 16, 2025, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2025.
10.2

Restricted Stock Unit Agreement between Michael J. Bender and Kohl’s Corporation dated May 16, 2025, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 20, 2025.

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

Kohl’s Corporation (Registrant)

Date: September 4, 2025	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)