Form 10-Q
period 2025-11-01
KOHLS Corp
filed 2025-12-03
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 28, 2025 Common Stock, Par Value $0.01 per Share, 112,189,191 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	November 1, 2025	February 1, 2025	November 2, 2024
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$144	$134	$174
Merchandise inventories	3,895	2,945	4,099
Other	269	309	344
Total current assets	4,308	3,388	4,617
Property and equipment, net	7,028	7,297	7,472
Operating leases	2,354	2,394	2,500
Other assets	454	480	465
Total assets	$14,144	$13,559	$15,054

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,842	$1,042	$1,873
Accrued liabilities	1,240	1,263	1,245
Borrowings under revolving credit facility	45	290	749
Current portion of:
Long-term debt	—	353	353
Finance leases and financing obligations	85	81	80
Operating leases	95	102	93
Total current liabilities	3,307	3,131	4,393
Long-term debt	1,522	1,174	1,174
Finance leases and financing obligations	2,388	2,456	2,533
Operating leases	2,667	2,703	2,799
Deferred income taxes	76	28	78
Other long-term liabilities	254	265	273
Shareholders’ equity:
Common stock	1	1	2
Paid-in capital	3,588	3,560	3,554
Treasury stock, at cost	(772)	(767)	(2,580)
Retained earnings	1,113	1,008	2,828
Total shareholders’ equity	$3,930	$3,802	$3,804
Total liabilities and shareholders’ equity	$14,144	$13,559	$15,054

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$3,407	$3,507	$9,803	$10,210
Other revenue	168	203	551	614
Total revenue	3,575	3,710	10,354	10,824
Cost of merchandise sold	2,059	2,137	5,904	6,188
Operating expenses:
Selling, general, and administrative	1,263	1,291	3,626	3,769
Depreciation and amortization	176	184	526	560
Impairments, store closing, and other costs	4	—	15	—
(Gain) on legal settlement	—	—	(129)	—
Operating income	73	98	412	307
Interest expense, net	75	76	229	245
(Loss) income before income taxes	(2)	22	183	62
(Benefit) provision for income taxes	(10)	—	36	1
Net income	$8	$22	$147	$61
Net income per share:
Basic	$0.08	$0.20	$1.32	$0.55
Diluted	$0.07	$0.20	$1.30	$0.55

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Millions, Except per Share Data)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Common stock
Balance, beginning of period	$1	$2	$1	$2
Stock-based awards	—	—	—	—
Balance, end of period	$1	$2	$1	$2

Paid-in capital
Balance, beginning of period	$3,578	$3,546	$3,560	$3,528
Stock-based awards	10	8	28	26
Balance, end of period	$3,588	$3,554	$3,588	$3,554

Treasury stock
Balance, beginning of period	$(771)	$(2,579)	$(767)	$(2,571)
Stock-based awards	(1)	(1)	(5)	(10)
Dividends paid	—	—	—	1
Balance, end of period	$(772)	$(2,580)	$(772)	$(2,580)

Retained earnings
Balance, beginning of period	$1,119	$2,861	$1,008	$2,934
Net income	8	22	147	61
Dividends paid	(14)	(55)	(42)	(167)
Balance, end of period	$1,113	$2,828	$1,113	$2,828

Total shareholders' equity, end of period	$3,930	$3,804	$3,930	$3,804

Common stock
Shares, beginning of period	127	161	126	161
Stock-based awards	—	—	1	—
Shares, end of period	127	161	127	161
Treasury stock
Shares, beginning of period	(15)	(50)	(15)	(50)
Stock-based awards	—	—	—	—
Shares, end of period	(15)	(50)	(15)	(50)
Total shares outstanding, end of period	112	111	112	111

Dividends paid per common share	$0.125	$0.50	$0.375	$1.50

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024
Operating activities
Net income	$147	$61
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	560
Share-based compensation	26	25
Deferred income taxes	50	(33)
Impairments, store closing, and other costs	11	—
Non-cash lease expense	65	67
Other non-cash items	3	2
Changes in operating assets and liabilities:
Merchandise inventories	(948)	(1,216)
Other current and long-term assets	48	(75)
Accounts payable	800	739
Accrued and other long-term liabilities	(26)	(2)
Operating lease liabilities	(72)	(76)
Net cash provided by operating activities	630	52
Investing activities
Acquisition of property and equipment	(308)	(367)
Proceeds from sale of real estate	37	2
Other	2	2
Net cash used in investing activities	(269)	(363)
Financing activities
Proceeds from issuance of debt, net of discount	357	—
Deferred financing costs	(11)	—
Net (repayments) borrowings under revolving credit facility	(245)	657
Shares withheld for taxes on vested restricted shares	(5)	(10)
Dividends paid	(42)	(166)
Repayment of long-term borrowings	(353)	(113)
Premium paid on redemption of debt	—	(5)
Finance lease and financing obligation payments	(62)	(62)
Proceeds from financing obligations	10	1
Net cash (used in) provided by financing activities	(351)	302
Net increase (decrease) in cash and cash equivalents	10	(9)
Cash and cash equivalents at beginning of period	134	183
Cash and cash equivalents at end of period	$144	$174
Supplemental information
Interest paid, net of capitalized interest	$195	$232

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

Supplier Finance Programs

The Company has an agreement with a third-party financing provider to facilitate a supplier financing program. The program provides participating suppliers the option to receive outstanding payment obligations of the Company early at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to finance amounts under the program. All amounts payable to the financial institution relating to suppliers participating in the program are recorded in Accounts Payable in the Consolidated Balance Sheets and were $255 million as of November 1, 2025 and $97 million as of February 1, 2025.

Restructuring Reserve

We recognized $4 million of Impairments, store closing, and other costs in the third quarter and $15 million year to date 2025. Included in this third quarter amount was $3 million of severance and $2 million of other costs, offset by a $1 million reversal of other exit costs initially recognized in the fourth quarter of 2024 related to the closure of underperforming stores.

Included in the year to date amount was $11 million of non-cash charges related to asset impairments, $10 million of severance, and $6 million of other costs primarily related to the closure of our Monroe, Ohio E-commerce Fulfillment Center. Year to date, we also reversed $12 million of other exit costs initially recognized in the fourth quarter of 2024, related to the closure of our San Bernardino, California E-commerce Fulfillment Center and 27 underperforming stores due to favorable landlord negotiations.

The following table summarizes the changes in the restructuring reserve established in the second quarter of 2025, related to the closure of our Monroe, Ohio E-commerce Fulfillment Center, for the nine months ended November 1, 2025:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 1, 2025	$—	$—	$—
Additions	10	6	16
Payments and reversals	(10)	(6)	(16)
Balance - November 1, 2025	$—	$—	$—

The following table summarizes the changes in the restructuring reserve established in the fourth quarter of 2024, related to the closure of our San Bernardino E-commerce Fulfillment Center and 27 underperforming stores, for the nine months ended November 1, 2025:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 1, 2025	$14	$30	$44
Additions	—	—	—
Payments and reversals	(14)	(29)	(43)
Balance - November 1, 2025	$—	$1	$1

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

Recent Accounting Pronouncements

Accounting Standards Issued but not yet Effective

In 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. ASU 2023-09 requires entities to consistently categorize and provide greater disaggregation of information within the income tax reconciliation to enable users of financial statements to understand the nature and magnitude of factors contributing to the difference between the effective and statutory tax rates. For public entities, the provisions within ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and for interim periods of fiscal years beginning after December 15, 2025. We are currently finalizing our assessment of the impact ASU 2023-09 will have on our consolidated financial statement disclosures to be included within our upcoming 2025 Form 10-K.

In 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public entities, the provisions within ASU 2024-03 are effective for the first annual reporting period beginning after December 15, 2026, and for interim periods of fiscal years beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, they may be applied retrospectively for all comparative periods following the effective date. We are currently assessing the impact the adoption of ASU 2024-03 will have on our consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which requires software capitalization to begin when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. For public entities, the provisions within ASU 2025-06 are effective for the first annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions within ASU 2025-06 allow for a prospective, modified, or retrospective transition approach. We are currently assessing the impact the adoption of ASU 2025-06 will have on our consolidated financial statements and related disclosures.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Women's	$844	$869	$2,638	$2,796
Accessories (including Sephora)	669	650	1,988	1,934
Men's	677	701	1,950	2,041
Home	464	473	1,240	1,301
Children's	453	486	1,100	1,189
Footwear	300	328	887	949
Net sales	$3,407	$3,507	$9,803	$10,210

Unredeemed gift cards and merchandise return card liabilities totaled $234 million as of November 1, 2025, $308 million as of February 1, 2025, and $263 million as of November 2, 2024. In the third quarter of 2025 and 2024, net sales of $17 million and $19 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years. Year to date 2025 and 2024, net sales of $99 million and $107 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.

3. Debt

Outstanding borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $45 million as of November 1, 2025, $290 million as of February 1, 2025, and $749 million as of November 2, 2024.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following secured and unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	November 1, 2025	February 1, 2025	November 2, 2024
2025	4.25%	4.25%	$—	$353	$353
2029	7.36%	7.25%	42	42	42
2030	10.25%	10.00%	360	—	—
2031	3.40%	5.13%	500	500	500
2033	6.05%	6.00%	112	112	112
2037	6.89%	6.88%	101	101	101
2045	5.57%	5.55%	427	427	427
Outstanding secured and unsecured senior debt			1,542	1,535	1,535
Unamortized debt discounts and deferred financing costs			(20)	(8)	(8)
Current portion of secured and unsecured senior debt			—	(353)	(353)
Long-term secured and unsecured senior debt			$1,522	$1,174	$1,174
Effective interest rate at issuance			6.13%	4.73%	4.73%

Our estimated fair value of secured and unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our secured and unsecured senior debt was $1.3 billion at November 1, 2025, $1.2 billion at February 1, 2025, and $1.3 billion at November 2, 2024.

In December 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in May 2025 due to the coupon adjustment provision within the notes. During the second quarter 2025, Moody's downgraded our senior unsecured credit rating from B1 to B3; however, further downgrades by Moody's do not trigger incremental interest rate increases. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance.

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

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of November 1, 2025, we were in compliance with all covenants of the various debt agreements.

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

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Operating leases	Operating leases	$2,354	$2,394	$2,500
Finance leases	Property and equipment, net	$1,582	$1,666	$1,727
Total operating and finance leases		$3,936	$4,060	$4,227
Liabilities
Current
Operating leases	Current portion of operating leases	$95	$102	$93
Finance leases	Current portion of finance leases and financing obligations	$76	$72	$72
Noncurrent
Operating leases	Operating leases	$2,667	$2,703	$2,799
Finance leases	Finance leases and financing obligations	$1,940	$2,008	$2,085
Total operating and finance leases		$4,778	$4,885	$5,049

Consolidated Statement of Operations		Three Months Ended		Nine Months Ended
(Dollars in Millions)	Classification	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating leases	Selling, general, and administrative	$68	$70	$203	$208
Finance leases
Amortization of leased assets	Depreciation and amortization	27	28	81	86
Interest on leased assets	Interest expense, net	30	33	90	104
Total operating and finance leases		$125	$131	$374	$398

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$207	$203
Operating cash flows from finance leases	88	101
Financing cash flows from finance leases	57	56

The following table summarizes future lease payments by fiscal year:

	November 1, 2025
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2025	$67	$46	$113
2026	266	188	454
2027	263	186	449
2028	260	183	443
2029	259	178	437
After 2029	3,758	2,710	6,468
Total lease payments	$4,873	$3,491	$8,364
Amount representing interest	(2,111)	(1,475)	(3,586)
Lease liabilities	$2,762	$2,016	$4,778

Total lease payments include $3.7 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $2.7 billion related to options to extend finance lease terms that are reasonably certain of being exercised. Additionally, total lease payments exclude $9 million of legally binding lease payments for leases signed but not yet commenced.

The following table summarizes weighted-average remaining lease term, weighted-average remaining contractually obligated lease term, and weighted-average discount rate:

	November 1, 2025	February 1, 2025
Weighted-average remaining term (years)
Operating leases	18	19
Finance leases	18	19
Weighted-average remaining contractually obligated term (years)
Operating leases	4	4
Finance leases	5	5
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

The remaining contractually obligated term represents only the remaining noncancelable portion of the leases.

Other lease information is as follows:

	Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	($5)	($74)
Operating lease liabilities	35	78

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Financing obligations	Property and equipment, net	$37	$39	$41
Liabilities
Current	Current portion of finance leases and financing obligations	9	9	8
Noncurrent	Finance leases and financing obligations	448	448	448
Total financing obligations		$457	$457	$456

Consolidated Statement of Operations		Three Months Ended		Nine Months Ended
(Dollars in Millions)	Classification	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Amortization of financing obligation assets	Depreciation and amortization	$1	$1	$3	$3
Interest on financing obligations	Interest expense, net	18	18	55	55
Total financing obligations		$19	$19	$58	$58

Consolidated Statement of Cash Flows	Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$54	$53
Financing cash flows from financing obligations	5	6
Proceeds from financing obligations	10	1

The following table summarizes future financing obligation payments by fiscal year:

November 1, 2025
(Dollars in Millions)	Financing Obligations
2025	$20
2026	80
2027	80
2028	77
2029	76
After 2029	1,097
Total financing obligation payments	$1,430
Non-cash gain on future sale of property	116
Amount representing interest	(1,089)
Financing obligation liability	$457

Total financing obligation payments include $1.1 billion related to options to extend terms that are reasonably certain of being exercised.

The following table summarizes the weighted-average remaining term, weighted-average remaining contractually obligated term, and weighted-average discount rate for financing obligations:

	November 1, 2025	February 1, 2025
Weighted-average remaining term (years)	15	16
Weighted-average remaining contractually obligated term (years)	5	5
Weighted-average discount rate	16%	16%

The remaining contractually obligated term represents only the remaining noncancelable portion of the financing obligations.

5. Share-Based Awards

The following table summarizes our share-based awards activity for the nine months ended November 1, 2025:

	Restricted Stock Awards and Units		Performance Share Units
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance - February 1, 2025	4,863	$23.51	1,376	$26.35
Granted	2,216	9.47	2,020	9.35
Vested and released	(1,466)	27.60	—	—
Forfeited	(1,982)	13.15	(802)	11.71
Balance - November 1, 2025	3,631	$18.95	2,594	$17.64

In 2019, we issued 1,747,441 stock warrants. All 1,747,441 warrants were vested and unexercised as of November 1, 2025, February 1, 2025, and November 2, 2024. The warrants will expire on April 18, 2026.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

7. Income Taxes

The effective tax rate for the third quarter of 2025 was 604.4% compared to (2.8%) for the third quarter of 2024. Year to date, the tax rate was 19.7% and 1.3% for 2025 and 2024, respectively. The impact of the 2025 net favorable tax items results in increasing the tax rate from the statutory rate when compared to the third quarter pre-tax loss, and decreasing the tax rate from the statutory rate when compared to the year to date pre-tax income. The impact of the 2024 net favorable tax items, when compared to a pre-tax income, results in decreasing the tax rate from the statutory rate.

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
(Dollars and Shares in Millions, Except per Share Data)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator—Net income	$8	$22	$147	$61
Denominator—Weighted-average shares:
Basic	112	111	112	111
Dilutive impact	3	1	2	1
Diluted	115	112	114	112
Net income per share:
Basic	$0.08	$0.20	$1.32	$0.55
Diluted	$0.07	$0.20	$1.30	$0.55

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in Millions)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Anti-dilutive shares	4	5	5	5

9. Subsequent Events

On November 12, 2025, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on December 24, 2025, to all shareholders of record at the close of business on December 10, 2025.

On November 23, 2025, the Board of Directors of Kohl’s Corporation appointed Michael J. Bender as the Company’s Chief Executive Officer, effective the same day. Mr. Bender has served as Interim Chief Executive Officer of the Company since May 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the third quarter” are for the three fiscal months (13 weeks) ended November 1, 2025 or November 2, 2024. References to "the second quarter" are for the three fiscal months (13 weeks) ended August 2, 2025 or August 3, 2024. References to "the first quarter" are for the three fiscal months (13 weeks) ended May 3, 2025 or May 4, 2024. References to "year to date" are for the nine fiscal months (39 weeks) ended November 1, 2025 or November 2, 2024.

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain statements under Management's Discussion and Analysis and the statements under 2025 Financial and Capital Allocation Outlook and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves, and the impact of macroeconomic events, including inflation, consumer behavior, and changes in global trade policies, such as tariffs, and our response to such events. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2024 Form 10-K, in Part II Item 1A of our Quarterly Report on Form 10-Q for the first quarter of 2025, or disclosed from time to time in our filings with the SEC, which could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. Certain amounts set forth below may not foot or crossfoot due to rounding.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,153 stores and a website (www.Kohls.com) as of November 1, 2025. Our Kohl's stores and website sell moderately-priced private and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences, store size, and Sephora at Kohl's shop-in-shops ("Sephora shops"). Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the third quarter include:

•
Net sales decreased 2.8%, to $3.4 billion, with comparable sales down 1.7%.
•
Gross margin as a percentage of net sales was 39.6%, an increase of 51 basis points.
•
Selling, general, and administrative ("SG&A") expenses decreased 2.1%, to $1.3 billion. As a percentage of total revenue, SG&A expenses were 35.3%, an increase of 55 basis points year-over-year.
•
Operating income was $73 million compared to $98 million in the prior year. As a percentage of total revenue, operating income was 2.1%, a decrease of 61 basis points year-over-year.
•
On an adjusted non-GAAP basis, our adjusted operating income was $77 million.(a)
•
Net income was $8 million, or $0.07 per diluted share. This compares to net income of $22 million, or $0.20 per diluted share, in the prior year.
•
On an adjusted non-GAAP basis, our adjusted net income was $11 million, or $0.10 per adjusted diluted share.(a)

(a)
Non-GAAP financial measures. Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of adjusted operating income to operating income, adjusted net income to net income, and adjusted diluted earnings per share to diluted earnings per share.

•
Inventory was $3.9 billion, a decrease of 5% year-over-year.
•
Cash flow provided by operating activities was $124 million compared to a use of cash of $195 million in the prior year.
•
Borrowings under revolving credit facility were $45 million, a decrease of $704 million year-over-year.

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

2025 Financial and Capital Allocation Outlook

For the full year 2025, the Company expects the following:

•
Net sales: A decrease of (3.5%) to (4%)
•
Comparable sales: A decrease of (2.5%) to (3%)
•
Adjusted operating margin: In the range of 3.1% to 3.2% (a)
•
Adjusted diluted earnings per share: In the range of $1.25 to $1.45 (a)
•
Capital expenditures: Approximately $400 million
•
Dividend: On November 12, 2025, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.125 per share. The dividend is payable December 24, 2025 to shareholders of record at the close of business on December 10, 2025.

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

Results of Operations

Total Revenue

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	Change	November 1, 2025	November 2, 2024	Change
Net sales	$3,407	$3,507	$(100)	$9,803	$10,210	$(407)
Other revenue	168	203	(35)	551	614	(63)
Total revenue	$3,575	$3,710	$(135)	$10,354	$10,824	$(470)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 2.8% in the third quarter of 2025 and 4.0% year to date 2025.

•
The decreases in the third quarter and year to date were driven by decreases in transaction volume of approximately 3% for both periods, while average transaction value was flat in the third quarter and down approximately 1% year to date.
•
In both the third quarter and year to date, sales decreased across all lines of business, except for Accessories, which increased approximately 3% for both periods.

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	Change	November 1, 2025	November 2, 2024	Change
Women's	$844	$869	(2.9%)	$2,638	$2,796	(5.7%)
Accessories (including Sephora)	669	650	2.9%	1,988	1,934	2.8%
Men's	677	701	(3.4%)	1,950	2,041	(4.5%)
Home	464	473	(1.9%)	1,240	1,301	(4.7%)
Children's	453	486	(6.8%)	1,100	1,189	(7.5%)
Footwear	300	328	(8.5%)	887	949	(6.5%)
Net sales	$3,407	$3,507	(2.8%)	$9,803	$10,210	(4.0%)

Comparable sales decreased 1.7% in the third quarter of 2025 and 3.2% year to date 2025. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales increased 2.4% in the third quarter of 2025 and decreased 2.5% year to date 2025. Digital penetration represented 28% of net sales in the third quarter of 2025 and 26% year to date 2025, compared to 26% in the third quarter and year to date 2024. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

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

Other revenue decreased $35 million in the third quarter of 2025 and $63 million year to date 2025. The decreases in both periods were driven by lower sales to our Kohl's credit card customer and certain credit card expenses shifting against other revenue as we moved part of our account servicing to the third party that owns the accounts.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	Change		November 1, 2025	November 2, 2024	Change
Net sales	$3,407	$3,507	$(100)		$9,803	$10,210	$(407)
Cost of merchandise sold	2,059	2,137	(78)		5,904	6,188	(284)
Gross margin	$1,348	$1,370	$(22)		$3,899	$4,022	$(123)
Gross margin as a percent of net sales	39.6%	39.1%	51	bps	39.8%	39.4%	39	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. Gross Margin was 39.6% of net sales for the third quarter and 39.8% of net sales year to date 2025, an increase of 51 and 39 basis points to last year, respectively. In both the third quarter and year to date 2025, the increase was driven by strong inventory management, merchandise mix, and moderating shrink levels. Strong inventory management was driven by fewer clearance markdowns, as our inventory decreased 5% to last year at the end of the third quarter, and receipts year to date were down 6%.

Selling, General, and Administrative Expense

	Three Months Ended				Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	Change		November 1, 2025	November 2, 2024	Change
SG&A	$1,263	$1,291	$(28)		$3,626	$3,769	$(143)
As a percent of total revenue	35.3%	34.8%	55	bps	35.0%	34.8%	20	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 1, 2025
Store expenses	$(26)	$(69)
Marketing	(15)	(50)
Distribution	(9)	(29)
Corporate and other	22	5
Total decrease	$(28)	$(143)

During the third quarter, SG&A expenses decreased $28 million, or 2.1%, to $1.3 billion. As a percentage of revenue, SG&A deleveraged by 55 basis points. Year to date 2025, SG&A expenses decreased $143 million, or 3.8%, to $3.6 billion. As a percentage of revenue, SG&A deleveraged by 20 basis points. The decreases for both periods are driven by lower store payroll, marketing, and distribution costs, as well as a shift of certain corporate credit card expenses to other revenue due to moving part of our account servicing to the third party that owns the accounts, partially offset by an increase in other corporate expenses. Without the shift of certain corporate credit expenses, SG&A expenses would have decreased to last year 0.9% for the third quarter and 2.3% for year to date 2025.

Other Expenses

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	Change	November 1, 2025	November 2, 2024	Change
Depreciation and amortization	$176	$184	$(8)	$526	$560	$(34)
Impairments, store closing, and other costs	4	—	4	15	—	15
(Gain) on legal settlement	—	—	—	(129)	—	(129)
Interest expense, net	75	76	(1)	229	245	(16)

The decrease in depreciation and amortization in the third quarter and year to date 2025 was primarily driven by lower capital spend and closed locations.

We recognized $4 million of Impairments, store closing, and other costs in the third quarter and $15 million year to date 2025. Included in this third quarter amount was $3 million of severance and $2 million of other costs, offset by a $1 million reversal of other exit costs initially recognized in the fourth quarter of 2024 related to the closure of underperforming stores. Included in the year to date amount was $11 million of non-cash charges related to asset impairments, $10 million of severance, and $6 million of other costs primarily related to the closure of our Monroe, Ohio E-commerce Fulfillment Center. Year to date, we also reversed $12 million of other exit costs initially recognized in the fourth quarter of 2024, related to the closure of our San Bernardino, California E-commerce Fulfillment Center and 27 underperforming stores due to favorable landlord negotiations.

In the second quarter, Kohl’s entered into a settlement agreement to resolve a credit card interchange fee lawsuit in which we were a plaintiff. We recorded a gain, net of legal fees, and received cash of $129 million.

Net interest expense decreased year to date 2025 due to reductions in lease payments for stores closed earlier this year, a lower average outstanding balance on the revolving credit facility, and a loss on extinguishment of debt in 2024 that was not repeated in 2025. The reductions were partially offset by interest on our newly issued 2030 notes.

Income Taxes

	Three Months Ended			Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	Change	November 1, 2025	November 2, 2024	Change
(Benefit) provision for income taxes	$(10)	$—	$(10)	$36	$1	$35
Effective tax rate	604.4%	(2.8%)		19.7%	1.3%

The impact of the 2025 net favorable tax items results in increasing the tax rate from the statutory rate when compared to the third quarter pre-tax loss, and decreasing the tax rate from the statutory rate when compared to the year to date pre-tax income. The impact of the 2024 net favorable tax items, when compared to a pre-tax income, results in decreasing the tax rate from the statutory rate.

GAAP to Non-GAAP Reconciliation

In addition to reporting our financial results in accordance with generally accepted accounting principles (GAAP), this Quarterly Report on Form 10-Q contains certain non-GAAP financial results, including adjusted operating income, adjusted net income, and adjusted diluted earnings per share. These adjusted results exclude the gains, impairments, and other costs associated with the closing of 27 underperforming stores, our San Bernardino, California and Monroe, Ohio E-commerce Fulfillment Centers and settlement of a credit card interchange fee lawsuit, as we believe such items are not representative of our normal business activity. We believe these non-GAAP measures are useful, as they are more representative of our core business, enhance comparability across reporting periods and to industry peers, and align with the measures used by management to evaluate the Company’s performance. The adjusted, non-GAAP results are provided and should be evaluated in addition to, and not as an alternative for, our results reported in accordance with GAAP. Shown in the following table is a reconciliation of each non-GAAP measure referenced throughout this report to the most comparable GAAP measure. No adjustments were made to our results for year to date 2024 and therefore these results are not included in the following table. For fiscal 2024, operating income was $98 million and $307 million in the third quarter and year to date, respectively. Net income was $22 million, or $0.20 per diluted share, and $61 million, or $0.55 per diluted share, in the third quarter and year to date 2024.

(Dollars in Millions, Except per Share Data)	Operating Income	Net Income	Diluted Earnings per Share
Three months ended November 1, 2025
GAAP	$73	$8	$0.07
Impairments, store closing, and other costs	4	4	0.04
(Gain) on legal settlement	—	—	-
Income tax impact of items noted above	—	(1)	(0.01)
Adjusted (non-GAAP)	$77	$11	$0.10

Nine months ended November 1, 2025
GAAP	$412	$147	$1.30
Impairments, store closing, and other costs	15	15	0.14
(Gain) on legal settlement	(129)	(129)	(1.14)
Income tax impact of items noted above	—	28	0.24
Adjusted (non-GAAP)	$298	$61	$0.54

Seasonality and Inflation

Our business, like that of other retailers, is subject to seasonal influences. Sales and income are typically higher during the back-to-school and holiday seasons. Due to the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. During 2025, the U.S. government announced additional tariffs on a broad range of imports, including certain consumer goods. While these actions did not have a material impact on our year to date results, the global trade environment remains fluid and further actions may increase merchandise costs, affect merchandise availability, and impact our operational results. We have taken proactive measures to reduce our exposure to tariffs by leveraging our diverse factory network to move production, adjusting orders based on pricing elasticity analyses, and working closely with our supplier and vendor base to proactively manage any impacts, with the goal of continuing to drive value to our customers. There can be no assurances that such factors will not impact our business in the future.

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

We will continue to invest in the business, as we plan to invest approximately $400 million in capital expenditures in 2025, which includes the investments to complete the roll out of Sephora shops, expansion of impulse queuing lines to nearly all stores, and expansion of our E-commerce Fulfillment Center in Etna, Ohio. On November 12, 2025, our Board of Directors declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on December 24, 2025 to all shareholders of record at the close of business on December 10, 2025. In May 2025, we issued $360 million in aggregate principal amount of 10.000% senior secured notes due 2030; in July, $353 million in aggregate principal amount of our 4.25% notes matured and were repaid. We are not planning any share repurchases during the current fiscal year.

Our period-end Cash and cash equivalents balance decreased to $144 million from $174 million in the third quarter of 2024. Our Cash and cash equivalents balance includes short-term investments of $8 million and $7 million as of November 1, 2025, and November 2, 2024, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including salaries, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt reduction • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Nine Months Ended
(Dollars in Millions)	November 1, 2025	November 2, 2024	Change
Net cash provided by (used in):
Operating activities	$630	$52	$578
Investing activities	(269)	(363)	94
Financing activities	(351)	302	(653)

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

Operating activities generated $630 million of cash year to date 2025 compared to $52 million year to date 2024. Operating cash flow increased primarily due to inventory management, resulting in managing year to date receipts down 6% versus the prior year. Additionally, the increase was driven by a higher net income, due in part to a $129 million gain recognized during the year with respect to settlement of a credit card interchange fee lawsuit.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and real estate.

Investing activities used $269 million year to date 2025 compared to $363 million year to date 2024. The decrease in cash used in investing activities was primarily driven by our reduced capital expenditure plans for fiscal 2025, including lower capital spend on the expansion of our E-commerce Fulfillment Center in Etna, Ohio, which was completed in the third quarter. Additionally, we received $37 million in proceeds from sale of real estate primarily due to the sale of corporate and other properties.

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

During the third quarter, S&P downgraded our corporate credit rating from BB- to B+, and maintained their outlook as negative.

As of November 1, 2025, our corporate credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Corporate credit	B2	B+	BB-
Outlook	Stable	Negative	Negative

In December 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in May 2025 due to the coupon adjustment provision within the notes. During the second quarter 2025, Moody's downgraded our senior unsecured credit rating from B1 to B3; however, further downgrades by Moody's do not trigger incremental interest rate increases. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance.

The majority of our financing activities generally include proceeds from and/or repayments of borrowings under our revolving credit facility and long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as finance leases and financing obligations.

Financing activities used $351 million of cash year to date 2025 and generated $302 million of cash year to date 2024.

Cash dividend payments were $42 million ($0.375 per share) year to date 2025 compared to $166 million ($1.50 per share) year to date 2024.

Year to date 2025, we had net repayments of $245 million on our $1.5 billion credit facility, compared to net borrowings of $657 million year to date 2024. Borrowings outstanding under the revolving credit facility, recorded as short-term debt, were $45 million as of November 1, 2025, and $749 million as of November 2, 2024.

In May 2025, we issued $360 million aggregate principal amount of 10.000% senior secured notes due 2030. We received net proceeds of $357 million after the debt discount. In July 2025, we repaid $353 million of our 4.25% notes at maturity.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million outstanding 9.50% notes due May 15, 2025.

There was no cash used for treasury stock purchases year to date 2025 or 2024. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As previously noted, while we are not currently planning for share repurchases, we expect to resume share repurchases over the long-term following improvement in overall leverage.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	November 1, 2025	November 2, 2024
Working capital	$1,001	$224
Current ratio	1.30	1.05

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The increases in our working capital and current ratio are driven by the repayment of $353 million of our 4.25% notes that matured during the year and decreased borrowings under the revolving credit facility.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of November 1, 2025, we were in compliance with all covenants.

Contractual Obligations

Aside from the issuance of $360 million aggregate principal amount of 10.000% senior secured notes due 2030, the repayment of $353 million of our 4.25% notes due July 2025 at maturity, and the change in borrowings under our revolving credit facility, which have all been disclosed in Note 3 of the Consolidated Financial Statements, there have been no significant changes in the contractual obligations disclosed in our 2024 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of November 1, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended November 1, 2025:

(Dollars in Millions, Except Share and per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 3 - August 30, 2025	6,085	$14.40	—	$2,476
August 31 - October 4, 2025	11,012	$15.32	—	$2,476
October 5 - November 1, 2025	33,161	$14.69	—	$2,476
Total	50,258	$14.79	—

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

Except as noted below, during the three months ended November 1, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On September 4, 2025, Jill Timm, Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Plan”) relating to the sale of up to 200,000 shares of the Company’s common stock. The Plan was adopted during an open trading window following the expiration of her previous trading plan and in connection with diversification and tax-planning objectives. Sales under the Plan may commence on December 4, 2025. The Plan will expire on the earlier of April 1, 2027 or the execution of all trades specified thereunder.

Item 6. Exhibits

Exhibit	Description
10.1	Executive Compensation Agreement between Steven Dee and Kohl's Inc. dated as of August 25, 2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: December 3, 2025	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)