Form 10-K
period 2026-01-31
KOHLS Corp
filed 2026-03-19
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934s
For the fiscal year ended January 31, 2026

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

At August 1, 2025, the aggregate market value of the voting stock of the Registrant held by shareholders who were not affiliates of the Registrant was approximately $1.2 billion (based upon the closing price of Registrant’s Common Stock on the New York Stock Exchange on such date).

At March 13, 2026, the Registrant had outstanding an aggregate of 112,214,439 shares of its Common Stock.

Documents Incorporated by Reference:

Portions of the Definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Shareholders are incorporated into Part III.

KOHL’S CORPORATION

PART I

Item 1. Business

Kohl’s Corporation (the “Company," “Kohl’s,” "we," "our," or "us") was organized in 1988 and is a Wisconsin corporation. As of January 31, 2026, we operated 1,153 Kohl's stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Our merchandise mix includes both national brands and proprietary brands that are available only at Kohl's. Our proprietary portfolio includes well-known established brands such as Apt. 9, Croft & Barrow, FLX, Jumping Beans, SO, Sonoma Goods for Life, and Tek Gear, and exclusive brands that are developed and marketed through agreements with nationally-recognized brands such as LC Lauren Conrad, Nine West, and Simply Vera Vera Wang. Compared to national brands, proprietary brands generally have lower selling prices, but higher gross margins.

The following graphs summarize our net sales penetration by line of business and brand type over the last three years:

Accessories
(including Sephora)
2025
21%
2024
20%
2023
17%
Children's
2025
12%
2024
12%
2023
12%
Footwear
2025
8%
2024
8%
2023
9%
Home
2025
15%
2024
15%
2023
15%
Men's
2025
20%
2024
20%
2023
21%
Women's
2025
24%
2024
25%
2023
26%

Proprietary Brands
National Brands
2025
31%
2024
31%
2023
34%
2023
66%
2024
69%
2025
69%

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. The following fiscal periods are presented in this report:

Fiscal Year	Ended	Number of Weeks
2025	January 31, 2026	52
2024	February 1, 2025	52
2023	February 3, 2024	53

For discussion of our financial results, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Distribution

We receive substantially all of our merchandise at our nine retail distribution centers and four e-commerce fulfillment centers. A small amount of our merchandise is delivered directly to the stores by vendors or their distributors. The retail distribution centers, which are strategically located throughout the United States, ship merchandise to each store by contract carrier. Digital sales may be picked up in our stores or are shipped to the customer from a Kohl’s e-commerce fulfillment center, store, or directly by a third-party vendor.

See Item 2, “Properties,” for additional information about our distribution and e-commerce fulfillment centers.

Human Capital

At Kohl’s, we strive to foster a workplace where respect, empathy, and inclusion thrive. We believe our associates are our most valuable asset and a differentiator for our business. Our teams of associates take care of each other, our customers, and the communities we serve. We support our associates by fostering a safe and healthy work environment, offering competitive total compensation and benefits, including many health and wellness offerings, providing ongoing training and development opportunities, and cultivating a culture where all associates feel a sense of belonging and appreciation.

Employee Count

During 2025, we employed an average of approximately 84,000 associates, which included approximately 29,000 full-time and 55,000 part-time associates. The number of associates varies during the year, peaking during the back-to-school and holiday seasons. None of our associates are represented by a collective bargaining unit. We believe we maintain positive relationships with our associates.

Health, Safety, and Wellness

We lead initiatives that ensure the way we communicate, work, and develop our product enables our customers and associates to shop, work, and engage in a safe environment. We have a team dedicated to defining plans and preparing for business crisis events, including natural disasters and other unplanned disruptions. To keep a healthy workforce, we maintain an advocacy program that provides associates with 24/7 access to medical professionals following a work accident. We continue to pursue innovative ways to educate our teams on safety. Associates at our stores, distribution, and e-commerce fulfillment centers receive specialized training to enhance our safety culture and reduce associate accidents.

Inclusion and Belonging

At Kohl's, one of our priorities as a company is to reflect our values of being a welcoming, respectful, and inclusive company for all of our associates and all of the customers we serve. We believe that an inclusive and productive workforce that serves a broad base of customers will help drive our business forward. We are committed to our inclusion and belonging strategy, which focuses on Our People, Our Customers, and Our Community.

We strive to be purposeful in attracting, growing, and engaging a workforce comprised of different backgrounds, perspectives, and lived experiences, which helps us serve a broad base of customers. We are committed to cultivating a strong sense of connection and engagement within our eight Business Resource Groups (BRGs), which encompass more than 8,500 unique members and are a key component in recognizing and fostering our culture of inclusion and belonging. Our BRGs are inherently inclusive because they are open to all associates by welcoming all allies, not just the community they represent. They were created based on employee feedback and help drive business insights.

We believe our leaders are responsible for strengthening, modeling, and supporting our company Values and Behaviors by promoting a culture where all associates feel seen, heard, and valued. We provide tools and resources for our leaders to help drive a welcoming, respectful and inclusive culture while also engaging associates on how this creates a competitive advantage for Kohl's.

Compensation and Benefits

We are committed to providing competitive and fair compensation and benefits programs to our associates and offer a range of benefits that are meaningful to our associates' everyday lives, with a commitment to supporting all aspects of associates' well-being. All eligible associates receive an immediately vested 100% match (up to 5% of pay) in Kohl’s 401(k) Savings Plan after one year of employment. Full-time associates are offered medical, dental, vision, prescription drug, disability and life insurance coverage, paid time off, and a merchandise discount. Part-time associates are offered a primary care health and pharmacy plan, dental, vision, supplementary life insurance, paid time off, and a merchandise discount. Kohl's also offers paid parental and adoption leave, and doula and surrogacy reimbursement. Kohl's has Wellness Centers available to associates at corporate and credit locations, distribution centers, and e-commerce fulfillment centers, as well as for near-site store and remote associates within the vicinity.

Kohl's fosters all associates' total wellness, which includes a number of benefits that focus on mental well-being, health, and personal growth, including the Employee Assistance Program, counseling sessions, proactive coaching, mental well-being activities, webinars, support groups, and leader resources. Kohl’s offers an education benefit which provides options for associates pursuing high school completion and undergraduate degrees.

Training and Development

Behind our success are great teams of talented individuals who embody our values. We are committed to attracting, growing, and engaging talent, while giving associates equitable opportunities for career growth. Our talent management team brings together performance management, talent assessment, succession planning, and career planning. This team provides tools, resources, and best practices to ensure we have the right talent in the right roles at the right time. We invest in leadership coaching, assessments, internal programs, external courses, peer networks, and more.

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

No vendor individually accounted for more than 10% of our net purchases in 2025. We have no significant long-term purchase commitments with any of our suppliers and believe that we are not dependent on any one supplier or one geographical location. We believe we have good working relationships with our suppliers.

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

Item 1A. Risk Factors

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain statements under Management's Discussion and Analysis and Financial and Capital Allocation Outlook and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves, and the impact of macroeconomic events, including inflation, consumer behavior, and changes in global trade policies, such as tariffs, and our response to such events. Forward-looking statements are based on management’s then current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. As such, forward-looking statements are qualified by those risk factors described below. Forward-looking statements relate to the date made, and we undertake no obligation to update them. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Our sales, revenues, gross margin, expenses, and operating results could be negatively impacted by a number of factors including, but not limited to, those described below. Many of these risk factors are outside of our control. If we are not successful in managing these risks, they could have a negative impact on our sales, revenues, gross margin, expenses, and/or operating results.

Macroeconomic, Regulatory, Legal, and External Risks

Our business is highly sensitive to general economic conditions, consumer spending levels, and/or other external conditions, which could decline.

Our business is sensitive to the growth of the U.S. economy and the strength of the U.S. consumer. Consumer spending habits, including demand for the merchandise we sell, are affected by various factors beyond our control, including prevailing economic conditions, inflation and measures taken to control it, consumer responses to recessionary concerns, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy and fuel costs, income tax rates and policies, consumer perception of economic conditions, and the consumer’s disposable income, credit availability, and debt levels. Our core moderate-income customer is especially sensitive to these factors. When the cost of basic necessities, such as food, fuel, and healthcare, increases, these customers often reduce their discretionary spending, which may negatively impact our results of operations. A slowdown in the U.S. economy, an uncertain economic outlook, or a decline in consumer confidence could adversely affect consumer spending habits and result in lower traffic to our physical stores and digital platforms, increased markdowns, reduced sale conversion rates, and an adverse effect on our results of operations. Because all of our physical stores are located in the United States, we are especially susceptible to deteriorations in the U.S. economy compared to more geographically diversified competitors.

Geopolitical instability, hostilities, and public health events could adversely affect consumer behavior and our operations.

Consumer confidence and purchasing power are influenced by the domestic and international political environment. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States or our global supply chain partners, could lead to decreased consumer spending or widespread operational disruptions. Future pandemics or other public health crises could have a material adverse impact on our business, financial condition, and results of operations. Such events can result in government-mandated closures, limited operating hours, labor shortages, and severe disruptions to the retail industry and global logistics network. We cannot predict the occurrence, duration, or severity of any future public health events or the effectiveness of our mitigation strategies in response to such major disruptions.

Changes in global trade policies and the imposition of tariffs could increase our costs and disrupt our supply chain.

The majority of goods we source are manufactured outside of the United States, primarily in Asia. Consequently, our business is subject to risks associated with foreign trade, including changes in trade policy. Recent or potential impositions of new or increased tariffs on imported products, or the removal of de minimis thresholds for direct-to-consumer imports, could increase our merchandise costs and have a material adverse effect on our business, results of operations, and liquidity. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). While this ruling may lead to potential refunds, the availability, timing, and amount of such refunds remain uncertain and subject to further legal and administrative developments. Following this decision, the U.S. presidential administration announced the invocation of alternative authorities to impose new tariffs on imports from various countries. If we are unable to diversify our sourcing, divert production or sourcing away from specific countries to avoid tariffs, or successfully implement pricing actions to offset these costs, our gross margins, costs of merchandise sold, results of operations, and competitive position could be adversely affected. Furthermore, retaliatory trade measures by other countries could increase the costs of our operations or limit our access to critical raw materials or merchandise.

We are subject to income and other taxes in the United States and various local jurisdictions, and changes in tax laws or the interpretation of existing laws could increase our tax liabilities and impact our financial results.

We are subject to income and other taxes in the United States and various local jurisdictions. Our effective tax rate and profitability could be adversely affected by several factors, including changes in tax laws; the interpretation of existing laws; or the results of audits or reviews by taxing authorities. We are subject to regular reviews and ongoing audits by federal, state, and local tax authorities. While we believe our tax positions and estimates are reasonable, the ultimate resolution of tax matters is often uncertain. A determination by a taxing authority that is inconsistent with our reporting positions, or a significant change in the geographic mix of our domestic operations that triggers higher state tax nexus or apportionment, could materially increase our effective tax rate. Any significant increase in our overall tax liability would reduce our net earnings and could adversely affect our results of operations and financial condition.

Evolving regulations related to ESG, climate change, and sustainability could increase our costs and impose operational restrictions.

Increased governmental focus on climate change and other ESG matters has led to complex and conflicting regulatory requirements, such as increasing state-level regulations related to the use of per- and polyfluoroalkyl substances in merchandise, extended producer responsibility legislation related to packaging and waste, and climate risk and greenhouse gas reporting mandates (such as those in California, which is currently partially enjoined, and the SEC climate-related disclosure rule, which is currently under federal stay) require investment in data collection and compliance infrastructure. Failure to meet these standards, or the differing expectations of our stakeholders, may directly or indirectly have a significant impact on the costs of our operations, including energy, resources used to produce our products, and compliance costs; result in sales restrictions in certain jurisdictions or regulatory fines; lead to reputational damage; and result in increased scrutiny that could heighten all of the ESG-related risks to which we are subject. Additionally, many of our suppliers may be subject to similar regulations and expectations, which may exacerbate existing risks or create new ones, including risks that may not be known to us. Any of these developments may have a material adverse effect on our business and results of operations.

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

Weather conditions, natural disasters, and the potential impacts of climate change could adversely affect consumer shopping patterns and disrupt our operations.

As our business includes apparel, footwear, accessories, beauty, and home products, our business is subject to risks associated with weather conditions and natural disasters, which can occur with little warning. Severe weather—including unusually heavy snow, ice, or rainstorms, and natural disasters such as earthquakes, wildfires, floods, or hurricanes—has previously resulted, and could in the future result, in physical damage to or the closure of our stores, distribution centers, or other facilities. Such events can diminish consumer demand; disrupt our supply chain, making it difficult or impossible to timely deliver seasonally appropriate merchandise; threaten the safety of our workforce and customers; and cause other operational disruptions—all of which could adversely impact our operating results.

Furthermore, unseasonable weather conditions, including unusually warm weather in the fall or winter months or abnormally wet or cold weather in the spring or summer months, whether due to climate change or otherwise, could have a material adverse effect on our business, financial condition, and operating results, as such conditions may reduce demand for seasonal merchandise and create inventory imbalances. This inconsistency between consumer spending and our typical inventory purchasing cycle may necessitate higher markdowns to clear seasonal products, which adversely affects our gross margins and profitability.

Climate change also presents widespread transition risks and long-term physical risks that are difficult to predict, including increased energy costs, greenhouse gas regulation, and threats to the habitability of specific geographic regions where we operate. Climate change may impact the frequency and/or intensity of major disruption events, as well as contribute to various changes in the physical environment. Although we maintain crisis management and disaster response plans and may take various actions to mitigate our business risks associated with such events and climate change, our mitigation strategies may be inadequate to address such a major disruption event or environmental shifts caused by climate change.

Strategic, Competitive, and Operational Risks

We may be unable to successfully execute our omnichannel strategy.

Customer expectations regarding how they purchase and receive products are continuously evolving, with increasing use of technology and mobile devices to rapidly compare products, check prices, make purchases, and seek alternate delivery options. To stay competitive, we must continually anticipate and adapt to these changes in consumer behavior. The success of our omnichannel strategy depends on the seamless integration of our physical and digital channels to deliver a frictionless shopping experience, both in-store and online. This requires maintaining uninterrupted availability of our website and supporting applications, adequate and accurate inventory levels across our stores and digital platforms, timely fulfillment of customer orders, and accurate shipping of undamaged products. Our physical stores play a crucial role in attracting customers, driving traffic to digital channels, and supporting fulfillment, returns, and other omnichannel functions. Any inability to maintain or increase store traffic or to improve sales conversion rates across both physical and digital channels could adversely affect our results of operations.

Our ability to compete with other retailers and to meet our customers' expectations may suffer if we are unable to provide relevant customer-facing technology and a compelling omnichannel value proposition. As consumer behavior shifts toward a value-seeking mindset, our ability to differentiate our value proposition through personalization and loyalty remains critical. Our efforts to refine our omnichannel value strategy may negatively impact the loyalty of certain customers and our efforts to mitigate this impact may not be successful. Additionally, declining store traffic or shifting sales from physical stores to digital platforms could lead to store closures, restructuring and other costs, and adverse effects on our financial performance.

Furthermore, our ability to compete may also suffer if Kohl’s, our suppliers, or our third-party shipping and delivery vendors are unable to effectively and efficiently fulfill and deliver orders, especially during the holiday season when sales volumes are especially high. Any disruptions in these areas could adversely affect our results of operations.

We may be unable to offer merchandise that resonates with existing customers and attracts new customers while successfully managing our inventory levels.

Our business is dependent on our ability to anticipate fluctuations in consumer demand for a wide variety of merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns, and other lifestyle decisions, or to successfully execute our inventory allocation strategy, could result in inventory distortions that are often characterized by simultaneous lack of available stock in high-demand categories and excess inventory in others, which could create inventory imbalances and adversely affect our performance, operating results, and long-term relationships with our customers. Additionally, these distortions can lead to lost sales, additional markdowns, damaged brand reputation, and increased costs for storage and transportation.

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

As with most retailers, we also experience inventory shrinkage due to theft or damage, and we have observed an increase in external theft incidents and organized retail crime. Higher rates of inventory shrinkage or increased security or other costs to combat inventory shrinkage could adversely affect our results of operations and financial condition. Our efforts to contain or reduce inventory shrinkage may not be successful, and certain theft-deterrence measures could negatively impact the guest shopping experience, potentially reducing store traffic and conversion.

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

Our marketing and loyalty programs may be ineffective at building personalized connections with customers.

We believe that differentiating Kohl's in the marketplace is critical to our success. We design our marketing and loyalty programs to increase brand awareness, build personalized connections with new and existing customers, and drive traffic and conversion. We believe these programs will strengthen customer loyalty, increase the number and frequency of customers that shop our stores and website, and increase our sales. If our marketing and loyalty programs are not successful or efficient, we may fail to strengthen customer loyalty or increase shopping frequency, which could adversely affect our sales and operating results.

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

The Kohl's brand and many of our private brands are powerful sales and marketing tools that depend on positive consumer and stakeholder perceptions. We devote significant resources to develop, promote, and protect private brands that generate national recognition. In some cases, the private brands or the marketing of such brands are tied to or affiliated with well-known individuals. We also associate the Kohl’s brand with third-party national brands that we sell in our store and through our partnerships with companies in pursuit of strategic initiatives. Damage to the reputation or brand image, whether or not justified, of the Kohl’s brand, our private brands, or any affiliated individuals or companies with which we have partnered can arise from various factors, including: (a) operational and product issues, such as product failures, quality issues, safety concerns, perceived deficiencies in our pricing or return policies, or litigation resulting from our business operations; (b) supply chain and social practices, including concerns regarding human rights and working conditions associated with our own operations or our vendors’ operations and perceptions of our inclusion and belonging efforts; (c) ESG and public policy perceptions, including our position, or lack of position, on environmental, social, and geopolitical or similar matters, the impact of, and perception associated with, executing and/or realizing our ESG efforts, whether positive or negative, perceptions of our management of ESG risks and opportunities, and our failure, or perceived failure, to meet evolving investor and other stakeholder expectations; and (d) various other forms of adverse publicity, especially in social media outlets.

Our ESG profile is a component of our strategy, and we have and may at times continue to engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products. However, these disclosures reflect goals and assumptions that are inherently uncertain and which may not be realized. These initiatives may be costly, fail to achieve intended results, or lead to litigation or regulatory or stakeholder scrutiny. Furthermore, statements based on current assumptions or third-party data may subsequently prove to be inaccurate or be subject to misinterpretation. Stakeholder expectations and regulatory standards on ESG continue to evolve and are not uniform, and there are divergent views regarding ESG principles in the U.S., particularly among certain activist stakeholders and state-level regulators. To the extent ESG matters negatively impact our brand and reputation, they may also impede our ability to compete as effectively to attract and retain associates or customers, which may adversely impact our operations, business, financial condition, results of operations, cash flow and prospects.

Furthermore, the use of online media by us, our influencer network, and our consumers and other stakeholders has increased the risk that our reputation and brand could be damaged, as the dissemination of information via online and social media is immediate and damage could arise quickly without affording us an opportunity for redress or correction. This risk is exacerbated by the rise of generative artificial intelligence and deepfake technologies, which can be used to create fictitious media content, spread misinformation, or impersonate company leadership. It may be difficult to address such negative publicity or sensationalism across media channels regardless of its accuracy, potentially causing immediate and significant harm to customer, associate, and stakeholder perceptions of our reputation and brands. This type of reputational damage may result in deterioration in our relationships with stakeholders and/or a reduction in sales, operating results, and shareholder value.

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

Our credit card operations facilitate merchandise sales and generate additional revenue from fees related to extending credit. The profitability of our credit card program is sensitive to the economic health of our core moderate-income customer. The private label and co-branded Kohl's credit card accounts are owned by an unrelated third-party, but we share in the net risk-adjusted revenue of the portfolio, which is defined as the sum of finance charges, late fees, and other revenue less write-offs of uncollectible accounts. Changes in funding costs related to interest rate fluctuations are shared similar to the revenue when interest rates exceed defined amounts. Although management currently believes that increases in funding costs will be largely offset by increases in finance charge revenue, increases in funding costs, including significant or rapid interest rate fluctuations, could adversely impact the profitability of our credit card operations. Further deterioration in macroeconomic conditions, including persistent inflation or rising unemployment, could increase credit losses and write-offs, reducing the net revenue we receive from our credit card program. Additionally, consumer preference is shifting toward alternative payment methods, including “buy now, pay later” and other digital payment methods. A shift away from our branded credit products could reduce customer loyalty and the higher-margin transactions often associated with use of our credit card.

The regulatory framework governing our private label and co-branded Kohl’s credit card program remains subject to regulatory scrutiny, and our results are sensitive to legislative or executive actions that impact credit card services. Although the Consumer Financial Protection Bureau’s (CFPB) rule limiting credit card late fees was vacated, new or re-proposed rules, including potential federal limits on credit card interest rates, could adversely affect our program’s profitability. Furthermore, new consumer protection laws or changing interpretations of existing laws may restrict our ability to extend credit to core customer segments or require us to reconfigure our credit offerings. Such developments could not only reduce program revenue but also increase the costs of our compliance and operational practices and impact our loyalty program, adversely affecting our results of operations.

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

Our performance is dependent on attracting and retaining a large number of quality associates, including our senior management team and other key associates, and successfully executing organizational changes, such as leadership transitions. Leadership transitions can be disruptive and may result in the loss of key personnel, changes in business direction, or difficulties in maintaining operational focus and consistency. While we have succession plans for our senior management team, they may not be adequate to replace members of our senior management, including our Chief Executive Officer, or may not be successfully executed.

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

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage sales, distribution, and merchandise planning and allocation functions. We also generate sales through the operations of our Kohls.com website and the Kohl’s app. We frequently make investments that will help maintain and update our existing information systems. We also depend on third parties as it relates to our information systems. Although we and our third-party vendors seek to maintain our respective systems and address the risk of compromise of integrity, security, and consistent operation of these systems, such efforts are not always successful, and we or our third-party vendors could experience interruptions, delays, or cessation of service. The potential problems and interruptions associated with implementing technology initiatives, the failure of our information systems to perform as designed, or the failure to successfully partner with our third-party service providers, such as our cloud platform providers, could disrupt our operations, harm our sales and profitability, impair data security, and be time-consuming, costly and/or resource intensive to remedy. Additionally, certain of our business operations rely on proprietary legacy platforms that may be difficult to support, modernize, or rebuild if catastrophic issues occur. Dependence on such systems could lead to prolonged business disruptions or security vulnerabilities, which could adversely affect our results of operations and increase costs.

Our efforts to protect the privacy and security of sensitive or confidential customer, associate, or company information could be unsuccessful, which could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations, and harm our business.

As part of our normal course of business, we collect, retain, process, and transmit sensitive and confidential customer, associate, and company information. We also engage third-party vendors that provide technology, systems, and services to facilitate our collection, retention, processing, and transmission of this information. We face risk that our facilities and systems and those of our third-party vendors are vulnerable to cybersecurity threats, security breaches, system failures, acts of vandalism, fraud, misappropriation, malware, ransomware, and other malicious or harmful code, misplaced or lost data, programming and/or human errors, insider threats, or other similar events. The ever-evolving and increasingly sophisticated methods of cyber-attack may be difficult or impossible to anticipate and/or detect. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of our and our customers’ and associates’ data, including confidential, sensitive, and other information about individuals. Any data security incident involving the breach, misappropriation, loss, or other unauthorized disclosure of sensitive and/or confidential information, whether by us or our vendors, the failure or unavailability of technology systems, or ineffectiveness of business continuity or disaster recovery plans in the event of the foregoing events could disrupt our operations, damage our reputation and customers' willingness to shop in our stores or on our website or app, violate applicable laws, regulations, orders and agreements, and subject us to additional costs and liabilities which could be material. While we maintain insurance coverage designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. In addition, the regulatory environment related to data privacy and cybersecurity is constantly changing, with new and increasingly demanding requirements applicable to our business. Maintaining our compliance with those requirements, including state-specific consumer privacy laws, may increase our compliance costs, require changes to our business practices, limit our ability to use and collect data, impact our customers’ shopping experience, reduce our business efficiency, and subject us to additional regulatory scrutiny, fines, data breach litigation, or reputational damage.

Our information technology projects may not yield their intended results, and our use of artificial intelligence and machine learning technology presents evolving operational and legal risks.

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

We continue to incorporate artificial intelligence, including generative AI and machine learning technology, into our business operations and customer experiences. Challenges with properly managing the use of AI and machine learning technology could result in reputational harm, competitive disadvantage, and legal liability. The legal, regulatory, and ethical landscape around the use of AI is rapidly evolving, and our ability to timely adopt and adapt to this emerging technology in an effective and ethical manner may impact our reputation and competitiveness. The use of AI could produce results that are false, biased, or inconsistent with our values and strategies. Further, the use of generative AI tools may compromise confidential or sensitive information, jeopardize our intellectual property, or subject us to claims of intellectual property infringement, all of which could damage our reputation. Implementing AI responsibly requires significant resources to minimize unintended harmful impacts, and there can be no assurance that AI initiatives will yield intended productivity gains or beneficial results. If our AI initiatives do not yield the anticipated productivity gains or intended results, our reputation, financial condition, and results of operations could be adversely affected. In addition, we may not be able to adapt or adapt quickly enough to technological change, including that brought about by the use of artificial intelligence. If our competitors are more successful in adapting to such changes or otherwise incorporating such changes into their business or operations, this could have a material adverse impact on our business and results of operations.

Supply Chain, Third Party, and Product-Related Risks

We may be unable to source merchandise in a timely and cost-effective manner.

Our ability to find qualified vendors and access to brands or products in a timely and efficient manner is a significant challenge. Our merchandise is sourced from a wide variety of domestic and international vendors. Substantially all goods sourced outside the U.S. are shipped by ocean to ports in the United States, making us vulnerable to port strikes, port congestion and delays, transport capacity constraints, and rising freight costs. Political or financial instability, trade restrictions, tariffs, currency exchange rates, pandemic outbreaks, military conflicts, work stoppages, information technology challenges, and other factors relating to foreign trade are beyond our control and have impacted or could continue to adversely impact our performance and cause us to pay more to obtain inventory or result in having the wrong inventory at the wrong time. In addition, certain laws and regulations impose import restrictions for goods, which may induce greater supply chain compliance costs and may result in delays to us or adversely impact our inventory. Where we are the importer of record, we may be subject to additional regulatory and other requirements, resulting in additional costs to us.

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

Capital Risks

We may be unable to raise additional capital or maintain credit on favorable terms, which could constrain our operational flexibility and increase our cost of doing business.

We have historically relied on the public debt markets and lines of credit with financial institutions to raise capital and to partially fund our operations, growth, seasonal working capital needs, and strategic initiatives. In January 2023, we upsized and replaced our unsecured credit facility with a $1.5 billion senior secured, asset based revolving credit facility. Changes in the credit and capital markets, including market disruptions, limited liquidity, and interest rate fluctuations may increase the cost of financing or restrict our access to these potential sources of future liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and credit ratings.

During 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody's downgraded our rating from Ba3 to B1. These downgrades have caused our cost of borrowing to increase. During 2025, Moody's further downgraded our senior unsecured credit rating from B1 to B3; however, further downgrades by Moody's do not trigger incremental interest rate increases on our existing debt. Further downgrades by S&P would cause our cost of borrowing to further increase. Declines in our credit ratings may also adversely affect our ability to access the debt markets and the terms and our cost of funds for new debt issuances. In addition, multiple further downgrades in our corporate credit rating could trigger less favorable terms under certain commercial arrangements, which could negatively impact our profitability and increase our costs. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing may be negatively impacted. Additionally, if unfavorable capital market conditions exist if and when we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis (if at all). The terms of current and future debt agreements could restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect.

Our existing debt agreements, particularly our revolving credit facility, contain restrictive covenants. Any failure to comply with these covenants could result in an event of default, allowing lenders to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our revolving credit facility could trigger a cross-default, acceleration, or other consequences under other indebtedness or financial instruments to which we are a party. If our access to capital were to become significantly constrained or our cost of capital were to increase significantly, our financial condition, results of operations, and cash flows could be adversely affected.

Our capital allocation strategy may be inefficient, may not yield the anticipated returns, or may not effectively support our long-term growth.

Our goal is to invest capital in a manner that maximizes long-term returns and shareholder value. This includes prioritizing spending on inventory, capital projects and expenses; managing debt levels; and periodically returning value to our shareholders through dividends and, longer term, share repurchases. To a large degree, capital efficiency reflects how well we manage our other key risks. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. If we do not properly allocate our capital to maximize returns, or if our investments do not deliver the expected returns within anticipated timeframes, we may fail to produce optimal financial results. Additionally, a misallocation of resources toward defensive measures could limit our ability to fund future growth-oriented projects, resulting in a reduction in our competitive position and shareholder value.

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
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including risk-based escalation protocols to facilitate prompt reporting of significant incidents to senior leadership and the Audit Committee, where appropriate; and
•
a third-party risk management process for monitoring and evaluating the cybersecurity posture of service providers, suppliers, and vendors who access our critical systems and data.

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

Our Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity topics from our Chief Technology Officer (CTO) and Chief Information Security Officer (CISO) or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CTO and CISO, has overall responsibility for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 25 years of technology leadership experience across multiple industries for our CTO and over 20 years of cybersecurity leadership experience for our CISO. Our cybersecurity risk management program is also subject to oversight by internal audit and independent assessors, with material findings reported to management and the Audit Committee.

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

Item 2. Properties

Stores

As of January 31, 2026, we operated 1,153 Kohl's stores with 81 million selling square feet in 49 states. In the fourth quarter of 2024, we announced the closure of 27 underperforming stores. Of the 27 underperforming stores, 3 were closed in the fourth quarter of 2024, and the remaining 24 were closed in the first quarter of 2025.

Our typical store lease has an initial term of 20-25 years and four to eight five-year renewal options. Substantially all of our leases provide for a minimum annual rent that is fixed or adjusts to set levels during the lease term, including renewals.

The following tables summarize key information about our Kohl's stores as of January 31, 2026:

Number of Stores by State
Mid-Atlantic Region:		Northeast Region:		South Central Region:
Delaware	5	Connecticut	20	Arkansas	7
Maryland	23	Maine	5	Kansas	12
Pennsylvania	50	Massachusetts	24	Louisiana	7
Virginia	29	New Hampshire	11	Missouri	27
West Virginia	8	New Jersey	37	Oklahoma	11
		New York	50	Texas	89
		Rhode Island	4
		Vermont	2
Total Mid-Atlantic	115	Total Northeast	153	Total South Central	153

Midwest Region:		Southeast Region:		West Region:
Illinois	64	Alabama	13	Alaska	1
Indiana	42	Florida	52	Arizona	26
Iowa	18	Georgia	32	California	107
Michigan	46	Kentucky	18	Colorado	23
Minnesota	29	Mississippi	5	Idaho	5
Nebraska	9	North Carolina	32	Montana	4
North Dakota	4	South Carolina	17	Nevada	13
Ohio	58	Tennessee	20	New Mexico	4
South Dakota	4			Oregon	10
Wisconsin	42			Utah	11
				Washington	21
				Wyoming	2
Total Midwest	316	Total Southeast	189	Total West	227

Location		Ownership
Strip centers	936	Owned	402
Freestanding	159	Leased	509
Community & regional malls	58	Ground leased	242

Distribution Centers

The following table summarizes key information about each of our distribution and e-commerce fulfillment centers, as of January 31, 2026:

	Year Opened	Square Footage
Store distribution centers:
Findlay, Ohio	1994	780,000
Winchester, Virginia	1997	450,000
Blue Springs, Missouri	1999	540,000
Corsicana, Texas	2001	540,000
Mamakating, New York	2002	605,000
San Bernardino, California	2002	575,000
Macon, Georgia	2005	560,000
Patterson, California	2006	365,000
Ottawa, Illinois	2008	330,000
E-commerce fulfillment centers:
Edgewood, Maryland	2011	1,450,000
DeSoto, Texas	2012	1,515,000
Plainfield, Indiana	2017	975,000
Etna, Ohio	2021	1,300,000

We own all of our distribution and e-commerce fulfillment centers except the San Bernardino, California and Corsicana, Texas store distribution centers, which are leased. Kohl’s continues to own the property at our former Monroe, Ohio e-commerce fulfillment center; however, business operations ceased in June 2025. We leased our former San Bernardino e-commerce fulfillment center through May 2025 when our lease expired; however, business operations ceased in January 2025.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information about Our Executive Officers

Our executive officers as of March 13, 2026 were as follows:

Name	Age	Position
Michael J. Bender	64	Chief Executive Officer
Jill Timm	52	Chief Financial Officer
Steven Dee	56	Chief Technology Officer
Fred Hand	62	Senior Executive Vice President, Director of Stores
Nick Jones	53	Chief Merchandising Officer
Jennifer Kent	54	Chief Legal Officer and Corporate Secretary
Christie Raymond	56	Chief Marketing Officer
Mari Steinmetz	46	Senior Executive Vice President, Chief People Officer

Michael J. Bender

Mr. Bender has served as Chief Executive Officer since November 2025 and served as Interim Chief Executive Officer from May to November 2025. Mr. Bender also served as a member of our Board of Directors since 2019. Prior to joining Kohl's, Mr. Bender led Eyemart Express as President and CEO from 2018 to 2022, following his earlier tenure as President. Prior to that, Mr. Bender spent nearly a decade at Walmart in various executive management positions, including Chief Operating Officer of Global eCommerce and Executive Vice President & President of the Walmart West business unit. Earlier in his career, Bender held senior leadership positions at Cardinal Health and L Brands and began his career at PepsiCo, where he spent more than a decade in sales, finance, and operational roles.

Jill Timm

Ms. Timm has served as Chief Financial Officer since November 2019. Ms. Timm joined the Company in 1999 and has held a number of progressive leadership roles across several areas of finance, most recently having served as Executive Vice President of Finance. Prior to joining the Company, she served as senior auditor at Arthur Andersen LLP.

Steven Dee

Mr. Dee has served as Chief Technology Officer since August 2025. Prior to joining the Company, Mr. Dee served as Chief Information and Technology Officer for Rodan + Fields, an American skincare and haircare company, from 2019 to 2025. Dee also held technology leadership roles at Nike, Hayneedle, and J. Crew, and served in leadership roles at Accenture.

Fred Hand

Mr. Hand has served as Senior Executive Vice President, Director of Stores since September 2023. Prior to joining the Company, Mr. Hand served as Chief Executive Officer of Tuesday Morning from May 2021 to November 2022. Mr. Hand also held progressive leadership roles in stores at Burlington, including Chief Operating Officer, as well as held various senior leadership positions in stores and visual merchandising at May Department Stores (then Macy's), and Filene's. On January 28, 2026, the Company announced that Mr. Hand will be retiring, effective April 3, 2026.

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

Christie Raymond

Ms. Raymond has served as Chief Marketing Officer since August 2022. Ms. Raymond joined the Company in October 2017 as Senior Vice President, Media and Personalization and was promoted to Executive Vice President, Customer Engagement, Analytics & Insights in June 2020. Prior to joining the Company, Ms. Raymond served in marketing, new business, and strategic planning leadership roles at The Walt Disney Company and Aspen Club Technologies.

Mari Steinmetz

Ms. Steinmetz has served as Senior Executive Vice President, Chief People Officer since February 2026, having served as Executive Vice President, Chief People Officer from March 2023 to February 2026. Ms. Steinmetz joined the Company in 2010 and has held a number of progressive leadership roles across several areas of human resources, including Senior Vice President of Benefits, Compensation, Talent Management, People Analytics, and HR Business Partners. Prior to joining the Company, Ms. Steinmetz served in various leadership positions at Target supporting the stores and regional human resources functions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market information

Our Common Stock has been traded on the New York Stock Exchange ("NYSE") since May 19, 1992, under the symbol “KSS.”

Holders

As of March 13, 2026, there were approximately 3,000 record holders of our Common Stock.

Performance Graph

The graph below compares our cumulative five-year shareholder return to that of the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index. The S&P 500 Consumer Discretionary Distribution & Retail Index was calculated by S&P Global, a Standard & Poor’s business and includes the same companies within the S&P Consumer Discretionary Distribution & Retail Index. The S&P 500 Consumer Discretionary Distribution & Retail Index is weighted by the market capitalization of each component company at the beginning of each period. The graph assumes an investment of $100 on January 30, 2021 and reinvestment of dividends. The calculations exclude trading commissions and taxes.

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
01/31/26
Kohl's Corporation
S&P 500 Index
S&P 500 Consumer Discretionary Distribution & Retail Index

Company / Index	Jan 30, 2021	Jan 29, 2022	Jan 28, 2023	Feb 3, 2024	Feb 1, 2025	Jan 31, 2026
Kohl’s Corporation	$100.00	$139.02	$76.90	$70.25	$38.90	$53.59
S&P 500 Index	100.00	121.00	112.98	139.92	172.78	201.03
S&P 500 Consumer Discretionary Distribution & Retail Index	100.00	105.90	87.69	123.16	161.20	164.12

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities in fiscal year 2025 that were not registered under the Securities Act.

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

The following table contains information for shares repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ restricted stock during the three fiscal months ended January 31, 2026:

(Dollars in Millions, Except Share and per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs
November 2 - November 29, 2025	4,072	$16.85	—	$2,476
November 30, 2025 – January 3, 2026	6,633	23.45	—	2,476
January 4 - January 31, 2026	2,162	19.66	—	2,476
Total	12,867	$20.72	—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,153 stores and a website (www.Kohls.com) as of January 31, 2026. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for 2025 as compared to 2024 include:

•
Net sales decreased 4.0%, to $14.8 billion, with comparable sales down 3.1%.
•
Gross margin as a percent of net sales was 37.5%, an increase of 34 basis points.
•
Selling, general & administration ("SG&A") expenses decreased 4.1% year-over-year, to $5.1 billion. As a percentage of total revenue, SG&A expenses were 32.8%, an increase of 5 basis points year-over-year.
•
Gain on legal settlement was $129 million from a credit card interchange fee lawsuit settlement.
•
Operating income was $624 million compared to $433 million in the prior year. As a percentage of total revenue, operating income was 4.0%, an increase of 135 basis points year-over-year.
•
On an adjusted non-GAAP basis, our adjusted operating income was $510 million compared to $509 million in the prior year.(a) As a percentage of total revenue, adjusted operating income was 3.3% compared to 3.1% in the prior year.(a)
•
Net income was $272 million, or $2.38 per diluted share. This compares to net income of $109 million, or $0.98 per diluted share in the prior year.
•
On an adjusted non-GAAP basis, our adjusted net income was $186 million, or $1.62 per adjusted diluted share.(a) This compares to adjusted non-GAAP net income of $167 million, or $1.50 per adjusted diluted share in the prior year.(a)
•
Cash flow provided by operating activities was $1.4 billion compared to $648 million in the prior year.
•
Current portion of long-term debt was reduced by $353 million through repayment of the 4.25% notes due July 2025 at maturity.
•
There were no outstanding borrowings under the revolving credit facility compared to $290 million in the prior year.
•
Long term debt increased $262 million through issuance of $360 million of 10.000% senior secured notes due 2030, partially offset by open market repurchases of $87 million of our outstanding long term debt.

(a)
Non-GAAP financial measures. Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of adjusted operating income to operating income, adjusted net income to net income, and adjusted diluted earnings per share to diluted earnings per share.

Our Strategy

Kohl's remains committed to driving long-term shareholder value by providing our customers with great product, great value, and a great experience. To achieve this, we will offer a curated, more balanced assortment that fulfills needs across all customers, reestablish Kohl’s as a leader in value and quality, and deliver a frictionless experience to customers across our omnichannel platforms.

Financial and Capital Outlook

For fiscal year 2026, the Company currently expects the following:

•
Net sales and Comparable sales: A decrease of (2%) to flat
•
Adjusted operating margin: In the range of 2.8% to 3.4% (b)
•
Adjusted diluted EPS: In the range of $1.00 to $1.60 (b)
•
Capital Expenditures: Approximately $350 million to $400 million
•
Dividend: On February 25, 2026, Kohl’s Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.125 per share. The dividend is payable April 1, 2026 to shareholders of record at the close of business on March 18, 2026.

(b)
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

Results of Operations

For our comparison and discussion of 2024 and 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2024 Form 10-K.

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

Digital sales were approximately flat in 2025 year-over-year. Digital penetration represented 29% of net sales in 2025 and 28% of net sales in 2024. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

Comparable sales and digital penetration measures vary across the retail industry. As a result, our comparable sales calculation and digital penetration may not be consistent with the similarly titled measures reported by other companies.

2025 compared to 2024

Net sales decreased $610 million, or (4.0%), to $14.8 billion for 2025.

•
The decrease was driven by an approximately 4% decrease in transaction volume.
•
Sales decreased across all lines of business, except for Accessories, which increased approximately 2% during 2025.

(Dollars in Millions)	2025	2024	Change
Women's	$3,601	$3,817	(5.7%)
Accessories (including Sephora)	3,122	3,060	2.0%
Men's	2,930	3,079	(4.8%)
Home	2,212	2,311	(4.3%)
Children's	1,700	1,819	(6.5%)
Footwear	1,210	1,299	(6.9%)
Net Sales	$14,775	$15,385	(4.0%)

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

The following graph summarizes other revenue:

(Dollars in Millions)
$752
$836
$890
2025
2024
2023

Other revenue decreased $84 million in 2025 due to lower credit revenue, which was driven by certain credit card expenses shifting against other revenue from SG&A as we moved part of our account servicing to the third party that owns the accounts and lower sales to our Kohl's credit card customer.

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

The following graph summarizes cost of merchandise sold and gross margin as a percent of net sales:

Gross margin is calculated as net sales less cost of merchandise sold. Gross margin in 2025 was 37.5% of net sales, an increase of 34 basis points to last year. The increase was driven by strong inventory management, merchandise mix, and moderating shrink levels. Strong inventory management was driven by fewer clearance markdowns, as our inventory decreased 7% to last year, and receipts for the year were down 8%.

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

The following graph summarizes the changes in SG&A by expense type between 2024 and 2025:

SG&A decreased $219 million, or 4.1%, to $5.1 billion in 2025. As a percentage of revenue, SG&A deleveraged by 5 basis points.

The decrease in SG&A expenses was driven by lower store payroll, marketing, and distribution costs, as well as a shift of certain corporate credit card expenses to other revenue due to moving part of our account servicing to the third party that owns the accounts, partially offset by an increase in other corporate expenses. Without the shift of certain corporate credit expenses, SG&A expenses would have decreased 2.8% to last year in 2025.

Other Expenses

(Dollars in Millions)	2025	2024	2023
Depreciation and amortization	$700	$743	$749
Impairments, store closing, and other costs	15	76	—
(Gain) on legal settlement	(129)	—	—
Interest expense, net	288	319	344

The decrease in depreciation and amortization in 2025 was primarily driven by lower capital spend and closed locations.

In 2025, we recognized $15 million in Impairments, store closing, and other costs. Included in this amount was $11 million of non-cash charges related to asset impairments, $10 million of severance, and $6 million of other costs primarily related to the closure of our Monroe, Ohio E-commerce Fulfillment Center. We also reversed $12 million of other exit costs initially recognized in the fourth quarter of 2024, related to the closure of our San Bernardino, California E-commerce Fulfillment Center and 27 underperforming stores due to favorable landlord negotiations.

In 2024, we recognized $76 million in Impairments, store closing, and other costs related to the closure of our San Bernardino E-commerce Fulfillment Center and 27 underperforming stores. Included in this amount was $43 million of fixed asset impairments, $11 million of lease Right of Use (“ROU”) asset impairments, $14 million of severance, and $26 million in other costs relating to the closure of these locations. The $26 million in other costs includes $32 million of costs offset by $6 million in cash proceeds related to lease termination agreements. Offsetting these costs were $18 million in non-cash lease gains, where upon the remeasurement, the reduction recorded to the lease liability was greater than the remaining value of the related ROU asset.

(Dollars in Millions)	2025	2024	2023
Severance and other exit costs	$16	$40	$—
Other exit costs (reversals)	(12)	—	—
Lease (gains)	—	(18)	—
Impairments:
Buildings and other assets	11	43	—
Lease ROU assets	—	11	—
Impairments, store closings, and other costs	$15	$76	$—

In 2025, Kohl’s entered into a settlement agreement to resolve a credit card interchange fee lawsuit in which we were a plaintiff. We recorded a gain, net of legal fees, and received cash of $129 million.

Net interest expense decreased in 2025 due to reductions in lease payments for stores closed earlier this year, a lower average outstanding balance on the revolving credit facility, a gain on extinguishment of debt related to the open market repurchases of long term debt completed in the fourth quarter of 2025, and a loss on extinguishment of debt in 2024 that was not repeated in 2025. The reductions were partially offset by interest on our newly issued 2030 notes.

Income Taxes

(Dollars in Millions)	2025	2024	2023
Provision (benefit) for income taxes	$64	$5	$56
Effective tax rate	19.0%	3.9%	15.1%

The effective tax rate for 2025 increased compared to 2024, primarily due to higher income before income taxes. The increase in 2025 resulted in a lower proportionate favorable impact from uncertain tax positions and federal tax credits when compared to the prior year.

GAAP to Non-GAAP Reconciliation

In addition to reporting our financial results in accordance with generally accepted accounting principles (GAAP), this Annual Report on Form 10-K contains certain non-GAAP financial results, including adjusted operating income, adjusted net income, and adjusted diluted earnings per share. These adjusted results exclude the gains, impairments, and other costs associated with the closing of 27 underperforming stores, our San Bernardino, California and Monroe, Ohio E-commerce Fulfillment Centers and settlement of a credit card interchange fee lawsuit, as we believe such items are not representative of our normal business activity. We believe these non-GAAP measures are useful, as they are more representative of our core business, enhance comparability across reporting periods and to industry peers, and align with the measures used by management to evaluate the Company’s performance. The adjusted, non-GAAP results are provided and should be evaluated in addition to, and not as an alternative for, our results reported in accordance with GAAP. Shown in the following table is a reconciliation of each non-GAAP measure referenced throughout this report to the most comparable GAAP measure. No adjustments were made to our results for fiscal year 2023 and therefore these results are not included in the table below. Operating income was $717 million and net income was $317 million, or $2.85 per diluted share, in 2023.

(Dollars in Millions, Except per Share Data)	Operating Income	Net Income	Diluted Earnings per Share
2025
GAAP	$624	$272	$2.38
Impairments, store closing, and other costs	15	15	0.13
(Gain) on legal settlement	(129)	(129)	(1.13)
Income tax impact of items noted above	—	28	0.24
Adjusted (non-GAAP)	$510	$186	$1.62
2024
GAAP	$433	$109	$0.98
Impairments, store closing, and other costs	76	76	0.69
Income tax impact of items noted above	—	(18)	(0.17)
Adjusted (non-GAAP)	$509	$167	$1.50

Inflation, Global Economic Conditions, and Trade Policies

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. During 2025, the U.S. government utilized the IEEPA to impose additional tariffs on a broad range of imports, including certain consumer goods. While these actions did not have a material impact on our 2025 results, the global trade environment remains fluid. On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump striking down certain tariffs previously imposed under IEEPA. While this ruling may lead to potential refunds for duties paid during 2025, the availability, timing, and amount of such refunds remain uncertain and subject to further legal and administrative developments. Following this decision, the U.S. administration announced the invocation of alternative authorities, including Section 122 of the Trade Act of 1974, to impose new tariffs on imports. These further actions may increase merchandise costs, affect merchandise availability, and impact our operational results. We have taken proactive measures to reduce our exposure to tariffs by leveraging our diverse factory network to move production, adjusting orders based on pricing elasticity analyses, and working closely with our supplier and vendor base to proactively manage any impacts, with the goal of continuing to drive value to our customers. There can be no assurances that such factors will not impact our business in the future.

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

We will continue to invest in the business, as we plan to invest approximately $350 to $400 million in 2026 towards our strategic priorities. On February 25, 2026, our Board of Directors declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on April 1, 2026 to all shareholders of record at the close of business on March 18, 2026. In the second quarter of 2025, we issued $360 million in aggregate principal amount of 10.000% senior secured notes due 2030; in addition $353 million in aggregate principal amount of our 4.25% notes matured and were repaid. In the fourth quarter of 2025, we reduced our outstanding debt by $87 million in aggregate principal through repurchases of various notes on the open market. We did not complete any share repurchases during fiscal 2025.

Our period-end cash and cash equivalents balance increased to $674 million from $134 million in 2024. Our cash and cash equivalents balance includes short-term investments of $555 million and $9 million as of January 31, 2026, and February 1, 2025, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources

• Operational needs, including compensation and

    benefit costs, rent, taxes, and other operating costs

• Inventory

• Capital expenditures

• Dividend payments

• Debt repayments and repurchases

• Share repurchases

• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

The following table includes cash balances and changes:

(Dollars in Millions)	2025	2024	2023
Cash and cash equivalents	$674	$134	$183
Net cash provided by (used in):
Operating activities	$1,380	$648	$1,168
Investing activities	(333)	(467)	(562)
Financing activities	(507)	(230)	(576)
Adjusted free cash flow (a)	$935	$104	$519

(a)
Non-GAAP financial measure. Please see “Adjusted Free Cash Flow (Non-GAAP measure)” for a reconciliation of adjusted free cash flow to net cash provided by operating activities.

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

Operating activities generated cash of $1.4 billion in 2025 compared to $648 million in 2024. Operating cash flow increased due to a higher net income, partially driven by a $129 million gain recognized with respect to settlement of a credit card interchange fee lawsuit and inventory decreasing 7% to last year compared to an increase of 2% in 2024.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and real estate.

Net cash used in investing activities decreased $134 million to $333 million in 2025. The decrease was primarily driven by lower capital spend during the year on the expansion of our E-commerce Fulfillment center in Etna, Ohio, which was completed in 2025, and fewer Sephora shop openings and other investments, consistent with our reduced capital expenditure plans for fiscal 2025. Additionally in 2025, we received $54 million in proceeds from sale of property and equipment primarily due to the sale of corporate and other properties, compared to $6 million in proceeds in 2024.

The following chart summarizes capital expenditures by major category:

At the end of 2025, we had a Sephora at Kohl's shop-in-shop ("Sephora shop") presence in over 1,100 of our stores, including 855 full size 2,500 square foot Sephora shops and 294 small format Sephora shops. We also substantially completed the rollout of impulse queuing lines across our store fleet and had two new store openings. In 2026, we anticipate capital expenditures of approximately $350 to $400 million as we continue to invest in our business, including enhancing omnichannel capabilities.

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

During 2025, Moody's downgraded our corporate credit rating from Ba3 to B2 and revised their outlook to stable, and S&P downgraded our corporate credit rating from BB- to B+.

As of January 31, 2026, our corporate credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Corporate credit	B2	B+	BB-
Outlook	Stable	Negative	Negative

In the fourth quarter of 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in the second quarter of 2025 due to the coupon adjustment provision within the notes. During the second quarter of 2025, Moody's downgraded our senior unsecured credit rating from B1 to B3; however, further downgrades by Moody's do not trigger incremental interest rate increases. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance due to the coupon adjustment provision within the notes.

The majority of our financing activities generally include proceeds and/or repayments of borrowings under our revolving credit facility and long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as financing leases and financing obligations.

Financing activities used $507 million in 2025 compared to $230 million in 2024.

In 2025, we had $290 million of net repayments on our $1.5 billion credit facility compared to net borrowings of $198 million in 2024. There were no outstanding borrowings under the revolving credit facility, recorded as short-term debt, as of January 31, 2026. As of February 1, 2025, there was $290 million outstanding under the revolving credit facility.

In the second quarter of 2025, we issued $360 million aggregate principal amount of 10.000% senior secured notes due 2030 and received proceeds of $357 million, net of the debt discount. Also, during the second quarter of 2025, $353 million in aggregate principal amount of our 4.25% notes matured and were repaid.

In the fourth quarter of 2025, we reduced our outstanding debt by $87 million aggregate principal through repurchases of various notes on the open market.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025.

Cash dividend payments were $56 million ($0.50 per share) in 2025 and $222 million ($2.00 per share) in 2024.

There was no cash used for treasury stock purchases in 2025 or 2024. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. While we are not currently planning for share repurchases, we expect to resume share repurchases over the long-term following improvement in overall leverage.

Adjusted Free Cash Flow (Non-GAAP measure)

We generated $935 million of adjusted free cash flow for 2025 compared to $104 million in 2024. The increase was primarily driven by more cash provided by operating activities due to a higher net income and inventory decreasing 7% to last year compared to an increase of 2% in 2024. Additionally, capital expenditures decreased due to lower capital spend on the expansion of our E-commerce Fulfillment center in Etna, Ohio, which was completed in 2025 and fewer Sephora shop openings and other investments.

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

The following table reconciles adjusted free cash flow (a non-GAAP measure) to net cash provided by operating activities (a GAAP measure):

(Dollars in Millions)	2025	2024	2023
Net cash provided by operating activities	$1,380	$648	$1,168
Acquisition of property and equipment	(372)	(466)	(577)
Free cash flow	$1,008	$182	$591
Finance lease and financing obligation payments	$(83)	$(79)	$(93)
Proceeds from financing obligations	10	1	21
Adjusted free cash flow	$935	$104	$519

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	2025	2024
Working capital	$1,160	$257
Current ratio	1.46	1.08

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The increase in our working capital and current ratio are driven by a higher Cash and cash equivalents balance, the repayment of $353 million of our 4.25% notes that matured during the year, and no outstanding borrowings under the revolving credit facility.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of January 31, 2026, we were in compliance with all covenants.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, principal and interest payments for leases, and other purchase obligations. See Notes 2 and 3 to the Consolidated Financial Statements for amounts outstanding on January 31, 2026 related to debt and leases.

Other purchase obligations primarily include royalties, as well as payments associated with technology, marketing, and donation agreements. The obligations were $393 million as of January 31, 2026.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of January 31, 2026.

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

Inventory shrinkage is estimated as a percent of sales for the period between the last physical inventory count and the balance sheet date. Shrink is the difference between the recorded amount of inventory and the physical inventory. We perform an annual physical inventory count at the all of our stores, E-Commerce fulfillment centers, and distribution centers. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable.

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

Leases

Accounting for leased property and equipment requires compliance with technical accounting rules and judgment by management. Application of these accounting rules and assumptions made by management will determine if the lease is accounted for as a finance lease, an operating lease, or a financing obligation.

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

Sephora Arrangement

In 2020, we entered into an arrangement with Sephora to be the exclusive beauty offering at Kohl's. At the end of 2025, we had 855 full size 2,500 square foot Sephora shops and 294 small format Sephora shops in operation.

Both parties to the arrangement are active participants and are exposed to significant risks and rewards dependent on the success of the activities of the arrangement. The arrangement involves various activities including the merchandising, marketing, and operations of the Sephora shops and Kohls.com. Kohl’s is the principal on sales transactions with our customers and we recognize sales, cost of merchandise sold, and operating expenses in the respective lines on our consolidated statements of operations. Kohl’s owns and manages the inventory and funds capital expenditures for the arrangement. The parties share equally in the operating profit of the arrangement which incorporates all expenses to run the arrangement including depreciation expense related to the assets. Amounts due to Sephora for their share of the operating profits are recorded in cost of merchandise sold.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our operating results are subject to interest rate risk as the remaining $425 million of notes outstanding issued in March 2021 include coupon rate step ups if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody's Investors Service, Inc., which has occurred in 2025, 2024, and 2023. All other long-term debt is at fixed interest rates and, therefore, is not affected by changes in interest rates. When our long-term debt instruments mature, we may refinance them at the existing market interest rates, which may be more or less than interest rates on the maturing debt.

We are also subject to interest rate risk from changes in the interest rates under our $1.5 billion revolving credit facility. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. There were no outstanding borrowings under the revolving credit facility as of January 31, 2026.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kohl’s Corporation (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2026 expressed an unqualified opinion thereon.

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

Description of the Matter

Merchandise Inventories

At January 31, 2026, the Company’s merchandise inventories balance was $2.7 billion. As described in Note 1 to the consolidated financial statements, merchandise inventories are valued at the lower of cost or market using the retail inventory method (“RIM”). Under RIM, the valuation of inventory at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventory. RIM is an averaging method that has been widely used in the retail industry due to its practicality. The use of RIM results in inventory being valued at the lower of cost or market since permanent markdowns are taken as a reduction to the retail value of inventories.

The calculation of inventory under RIM includes a number of inputs including the retail value of inventory and adjustments to inventory such as markdown allowances, shrink and permanent markdowns. As a result of the number of inputs and the involvement of multiple software applications used to capture the high volume of transactions processed by the Company, auditing inventory requires extensive audit effort including significant involvement of more experienced audit team members. In addition, the inventory process is supported by a number of application and IT dependent controls that elevate the importance of the IT general controls that support the underlying software applications including those developed by the Company.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory process, including the RIM calculation and underlying IT general controls and controls over the data transfers between applications.

Our substantive audit procedures included, among others, evaluating the key inputs into the RIM calculation, including purchases, sales, shrink, vendor allowances and permanent markdowns. Our testing included, among others, agreeing data back to source information including third party vendor invoices, inventory count information, and cash receipts. We also performed analytical procedures including margin analysis, analytics with respect to key inventory metrics such as shrink, turns and store inventory in conjunction with analysis related to markdowns and adjustments.

Unrecognized Tax Benefits
Description of the Matter

As described in Note 5 to the consolidated financial statements, at January 31, 2026, the Company had gross unrecognized tax benefits of $178 million. The Company’s uncertain tax positions are subject to audit by federal and state taxing authorities, and the resolution of such audits may span multiple years.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess whether certain tax positions are more-likely-than-not to be sustained upon examination. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized tax benefits resulting from uncertain tax positions.

To test management’s recognition and measurement of liabilities associated with uncertain tax positions, our audit procedures included, among others, evaluation of the status of certain open income tax examinations and the potential implications of those examinations on the current year income tax provision based on the application of income tax laws. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. We also reevaluated the technical merits of certain existing positions, including an evaluation of whether the positions are more-likely-than-not to be sustained in an examination and the statute of limitations assumptions related to the Company’s calculation of liabilities for uncertain tax positions. We involved our tax professionals to assist in the evaluation of tax law relative to certain of the Company’s open income tax examinations and changes from prior year.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.

Milwaukee, Wisconsin

March 19, 2026

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$674	$134
Merchandise inventories	2,745	2,945
Other	272	309
Total current assets	3,691	3,388
Property and equipment, net	6,914	7,297
Operating leases	2,338	2,394
Other assets	419	480
Total assets	$13,362	$13,559

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,171	$1,042
Accrued liabilities	1,181	1,263
Borrowings under revolving credit facility	—	290
Current portion of:
Long-term debt	—	353
Finance leases and financing obligations	85	81
Operating leases	94	102
Total current liabilities	2,531	3,131
Long-term debt	1,436	1,174
Finance leases and financing obligations	2,365	2,456
Operating leases	2,650	2,703
Deferred income taxes	91	28
Other long-term liabilities	241	265
Shareholders’ equity:
Common stock - 127 and 126 million shares issued	1	1
Paid-in capital	3,595	3,560
Treasury stock, at cost, 15 and 15 million shares	(771)	(767)
Retained earnings	1,223	1,008
Total shareholders’ equity	$4,048	$3,802
Total liabilities and shareholders’ equity	$13,362	$13,559

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Millions, Except per Share Data)	2025	2024	2023
Net sales	$14,775	$15,385	$16,586
Other revenue	752	836	890
Total revenue	15,527	16,221	17,476
Cost of merchandise sold	9,228	9,661	10,498
Operating expenses:
Selling, general, and administrative	5,089	5,308	5,512
Depreciation and amortization	700	743	749
Impairments, store closing, and other costs	15	76	—
(Gain) on legal settlement	(129)	—	—
Operating income	624	433	717
Interest expense, net	288	319	344
Income before income taxes	336	114	373
Provision for income taxes	64	5	56
Net income	$272	$109	$317
Net income per share:
Basic	$2.43	$0.98	$2.88
Diluted	$2.38	$0.98	$2.85

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions, Except per Share Data)	2025	2024	2023
Common stock
Balance, beginning of period	$1	$2	$4
Stock-based awards	—	—	—
Retirement of treasury stock	—	(1)	(2)
Balance, end of period	$1	$1	$2

Paid-in capital
Balance, beginning of period	$3,560	$3,528	$3,479
Stock-based awards	35	32	49
Balance, end of period	$3,595	$3,560	$3,528

Treasury stock
Balance, beginning of period	$(767)	$(2,571)	$(13,715)
Stock-based awards	(5)	(10)	(16)
Dividends paid	1	2	3
Retirement of treasury stock	—	1,812	11,157
Balance, end of period	$(771)	$(767)	$(2,571)

Retained earnings
Balance, beginning of period	$1,008	$2,934	$13,995
Net income	272	109	317
Dividends paid	(57)	(224)	(223)
Retirement of treasury stock	—	(1,811)	(11,155)
Balance, end of period	$1,223	$1,008	$2,934

Total shareholders' equity, end of period	$4,048	$3,802	$3,893

Common stock
Shares, beginning of period	126	161	378
Stock-based awards	1	—	—
Retirement of treasury stock	—	(35)	(217)
Shares, end of period	127	126	161
Treasury stock
Shares, beginning of period	(15)	(50)	(267)
Retirement of treasury stock	—	35	217
Shares, end of period	(15)	(15)	(50)
Total shares outstanding, end of period	112	111	111

Dividends paid per common share	$0.50	$2.00	$2.00

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)	2025	2024	2023
Operating activities
Net income	$272	$109	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	700	743	749
Share-based compensation	34	30	42
Deferred income taxes	69	(85)	(8)
Impairments, store closing, and other costs	11	36	—
Non-cash lease expense	87	89	92
Other non-cash items	(18)	1	6
Changes in operating assets and liabilities:
Merchandise inventories	203	(60)	315
Other current and long-term assets	91	(50)	11
Accounts payable	130	(92)	(196)
Accrued and other long-term liabilities	(103)	20	(67)
Operating lease liabilities	(96)	(93)	(93)
Net cash provided by operating activities	1,380	648	1,168
Investing activities
Acquisition of property and equipment	(372)	(466)	(577)
Proceeds from sale of property and equipment	54	6	26
Other	(15)	(7)	(11)
Net cash used in investing activities	(333)	(467)	(562)
Financing activities
Proceeds from issuance of debt, net of discount	357	—	—
Deferred financing costs	(11)	—	—
Net (repayments) borrowings under revolving credit facility	(290)	198	7
Shares withheld for taxes on vested restricted shares	(5)	(10)	(16)
Dividends paid	(56)	(222)	(220)
Repayment of long-term borrowings	(440)	(113)	(275)
Discount (premium paid) on redemption of debt	11	(5)	—
Finance lease and financing obligation payments	(83)	(79)	(93)
Proceeds from financing obligations	10	1	21
Net cash used in financing activities	(507)	(230)	(576)
Net increase (decrease) in cash and cash equivalents	540	(49)	30
Cash and cash equivalents at beginning of period	134	183	153
Cash and cash equivalents at end of period	$674	$134	$183
Supplemental information
Interest paid, net of capitalized interest	$295	$312	$331

See accompanying Notes to Consolidated Financial Statements

1. Business and Summary of Accounting Policies

Business

As of January 31, 2026, we operated 1,153 stores and a website (www.Kohls.com). Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size. Our website includes merchandise which is available in our stores, as well as merchandise which is available only online.

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

Accounting Period

Our fiscal year ends on the Saturday closest to January 31st each year. Unless otherwise stated, references to years in these notes relate to fiscal years rather than to calendar years. The following fiscal periods are presented in these notes:

Fiscal Year	Ended	Number of Weeks
2025	January 31, 2026	52
2024	February 1, 2025	52
2023	February 3, 2024	53

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

Also included in cash and cash equivalents are amounts due from credit card transactions with settlement terms of less than five days. Credit and debit card receivables included within cash were $79 million at January 31, 2026 and $70 million at February 1, 2025.

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

Other Current Assets

Other current assets consist of the following:

(Dollars in Millions)	January 31, 2026	February 1, 2025
Other receivables	$121	$155
Prepaids	136	139
Income taxes receivable (a)	4	4
Other	11	11
Other current assets	$272	$309

(a)
See Note 5 to the Consolidated Financial Statements for further discussion on income taxes.

Property and Equipment

Property and equipment consist of the following:

(Dollars in Millions)	January 31, 2026	February 1, 2025
Land	$1,066	$1,078
Buildings and improvements:
Owned	8,422	8,361
Leased	2,185	2,223
Fixtures and equipment	1,733	1,681
Information technology	778	1,164
Construction in progress	29	130
Total property and equipment, at cost	14,213	14,637
Less accumulated depreciation and amortization	(7,299)	(7,340)
Property and equipment, net	$6,914	$7,297

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

The annual provisions for depreciation and amortization generally use the following ranges of useful lives:

Buildings and improvements	10-40 years
Fixtures and equipment	3-15 years
Information technology	3-5 years

Long-Lived Assets

All property and equipment and other long-lived assets are reviewed for potential impairment at least annually or when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than the carrying value of the assets. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. An impairment of $11 million was recognized in 2025 related to the Monroe E-commerce Fulfillment Center closure and other long-lived assets, which is recorded in Impairments, store closing, and other costs in the Consolidated Statements of Operations. An impairment of $54 million was recognized in 2024 related to store and San Bernardino E-commerce Fulfillment Center closures, which is recorded in Impairments, store closing, and other costs in the Consolidated Statements of Operations. No impairments were recorded in 2023.

Other Noncurrent Assets

Other noncurrent assets consist of the following:

(Dollars in Millions)	January 31, 2026	February 1, 2025
Income taxes receivable (a)	$258	$283
Deferred tax assets (a)	32	38
Other	129	159
Other noncurrent assets	$419	$480

(a)
See Note 5 to the Consolidated Financial Statements for further discussion on income taxes.

Accrued Liabilities

Accrued liabilities consist of the following:

(Dollars in Millions)	January 31, 2026	February 1, 2025
Gift cards and merchandise return cards	$275	$308
Payroll and related fringe benefits	207	110
Sales, property, and use taxes	185	177
Income taxes payable (a)	84	158
Other	430	510
Accrued liabilities	$1,181	$1,263

(a)
See Note 5 to the Consolidated Financial Statements for further discussion on income taxes.

Supplier Finance Programs

The Company has an agreement with a third-party financing provider to facilitate a supplier financing program. The program provides participating suppliers the option to receive outstanding payment obligations of the Company early at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to finance amounts under the program. All amounts payable to the financial institution relating to suppliers participating in the program are recorded in Accounts Payable in the Consolidated Balance Sheets and were $201 million as of January 31, 2026 and $97 million as of February 1, 2025.

The following is a rollforward of the Company’s outstanding obligations under the supplier financing program, for the years ended January 31, 2026 and February 1, 2025:

(Dollars in Millions)	2025	2024
Outstanding obligations, beginning of year	$97	$19
Additions	1,013	568
Obligations settled	(909)	(490)
Outstanding obligations, end of year	$201	$97

Restructuring Reserve

We recognized $15 million in Impairments, store closing, and other costs in 2025. Included in this amount was $11 million of non-cash charges related to asset impairments, $10 million of severance, and $6 million of other costs primarily related to the closure of our Monroe, Ohio E-commerce Fulfillment Center. We also reversed $12 million of other exit costs initially recognized in the fourth quarter of 2024, related to the closure of our San Bernardino, California E-commerce Fulfillment Center and 27 underperforming stores due to favorable landlord negotiations.

The following table summarizes the changes in the restructuring reserve established in the second quarter of 2025, related to the closure of our Monroe, Ohio E-commerce Fulfillment Center, for the year ended January 31, 2026:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 1, 2025	$—	$—	$—
Additions	10	6	16
Payments and reversals	(10)	(6)	(16)
Balance - January 31, 2026	$—	$—	$—

The following table summarizes the changes in the restructuring reserve established in the fourth quarter of 2024, related to the closure of our San Bernardino E-commerce Fulfillment Center and 27 underperforming stores, for the year ended January 31, 2026:

(Dollars in Millions)	Severance	Other Exit Costs	Total Costs
Balance - February 1, 2025	$14	$30	$44
Additions	—	—	—
Payments and reversals	(14)	(29)	(43)
Balance - January 31, 2026	$—	$1	$1

Self-Insurance

We use a combination of insurance and self-insurance for a number of risks.

We retain the initial risk of $500,000 per occurrence in workers’ compensation claims and $500,000 per occurrence in general liability claims. We record reserves for workers’ compensation and general liability claims which include the total amounts that we expect to pay for a fully developed loss and related expenses, such as fees paid to attorneys, experts, and investigators.

We are fully self-insured for employee-related health care benefits, a portion of which is paid by our associates.

We use a third-party actuary to estimate the liabilities associated with workers’ compensation, general liability, and employee-related health care risks. These liabilities include amounts for both reported claims and incurred, but not reported losses. The total liabilities, net of collateral held by third parties, for these risks were $41 million as of January 31, 2026 and $48 million as of February 1, 2025.

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

There were no treasury stock retirements during 2025. In 2024 and 2023, we retired 35 million and 217 million shares of treasury stock. The shares were returned to the status of authorized but unissued shares. The retirement of treasury stock is recognized as a deduction from common stock for the shares' par value and any excess of cost over par as a deduction from retained earnings.

Revenue Recognition

Net Sales

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenues. Net sales are recognized when merchandise is received by the customer and we have fulfilled all performance obligations. We do not have any sales that are recorded as commissions.

The following table summarizes net sales by line of business:

(Dollars in Millions)	2025	2024	2023
Women's	$3,601	$3,817	$4,281
Accessories (including Sephora)	3,122	3,060	2,813
Men's	2,930	3,079	3,455
Home	2,212	2,311	2,533
Children's	1,700	1,819	2,060
Footwear	1,210	1,299	1,444
Net Sales	$14,775	$15,385	$16,586

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
•
Revenue from the sale of Kohl's gift cards is recognized when the gift card is redeemed. During each of the fiscal years 2025, 2024, and 2023, net sales of $117 million, $127 million, and $149 million, respectively, were recognized from gift cards redeemed during the current year and issued in prior years.
•
Net sales do not include sales tax as we are considered a pass-through conduit for collecting and remitting sales taxes.

Other Revenue

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), and other non-merchandise revenue.

Revenue from credit card operations includes our share of the finance charges, late fees, and other revenue less costs of servicing performed by the third party that owns the credit accounts and less write-offs of uncollectible accounts of the Kohl’s credit card pursuant to the Credit Card Program Agreement. Expenses related to our credit card operations are reported in Selling, General, and Administrative Expenses.

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

 • Markdowns

 • Freight expenses associated with moving merchandise from our vendors to our distribution centers

 • Shipping expenses for digital sales

 • Terms cash discount

 • Amounts due to Sephora for their share of operating profits under the Sephora arrangement

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

Marketing

Marketing costs are expensed when the marketing is first seen. Marketing costs, net of related vendor allowances, are as follows:

(Dollars in Millions)	2025	2024	2023
Gross marketing costs	$744	$829	$839
Vendor allowances	(19)	(42)	(43)
Net marketing costs	$725	$787	$796
Net marketing costs as a percent of total revenue	4.7%	4.9%	4.6%

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recorded based on differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for deferred tax assets when we believe it is more likely than not that the asset will not be realizable for tax purposes. We recognize interest and penalty expense related to unrecognized tax benefits in our provision for income tax expense. See Note 5 to the Consolidated Financial Statements for further discussion on income taxes.

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

The information required to compute basic and diluted net income per share is as follows:

(Dollars and Shares in Millions, Except per Share Data)	2025	2024	2023
Numerator—Net income	$272	$109	$317
Denominator—Weighted-average shares:
Basic	112	111	110
Dilutive impact	2	1	1
Diluted	114	112	111
Net income per share:
Basic	$2.43	$0.98	$2.88
Diluted	$2.38	$0.98	$2.85

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

(Shares in Millions)	2025	2024	2023
Anti-dilutive shares	5	5	3

Share-Based Awards

Share-based compensation expense is generally recognized on a straight-line basis over the vesting period based on the fair value of awards which are expected to vest. The fair value of all share-based awards is estimated on the date of grant.

Recent Accounting Pronouncements

Accounting Standards Issued and Adopted

In 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvement to Income Tax Disclosures (“ASU 2023-09”), which establishes new and enhanced income tax disclosure requirements, including greater disaggregation of information within the effective income tax rate reconciliation table. We adopted this standard prospectively with the additional and enhanced disclosures presented in Note 5 of the Consolidated Financial Statements.

Accounting Standards Issued but not yet Effective

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

2. Debt

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following secured and unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	January 31, 2026	February 1, 2025
2025	4.25%	4.25%	—	353
2029	7.36%	7.25%	42	42
2030	10.25%	10.00%	360	—
2031	3.40%	5.13%	425	500
2033	6.05%	6.00%	112	112
2037	6.89%	6.88%	89	101
2045	5.57%	5.55%	427	427
Outstanding secured and unsecured senior debt			1,455	1,535
Unamortized debt discounts and deferred financing costs			(19)	(8)
Current portion of secured and unsecured senior debt			—	(353)
Long-term secured and unsecured senior debt			$1,436	$1,174
Effective interest rate at issuance			6.26%	4.73%

Our estimated fair value of secured and unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our secured and unsecured senior debt was $1.2 billion at January 31, 2026 and $1.2 billion at February 1, 2025.

In the fourth quarter of 2024, S&P downgraded our senior unsecured credit rating from BB to BB- and Moody’s downgraded our rating from Ba3 to B1. As a result of the downgrades, the interest rate on our 3.375% notes due May 2031 increased an additional 50 basis points in the second quarter of 2025 due to the coupon adjustment provision within the notes. During the second quarter of 2025, Moody's downgraded our senior unsecured credit rating from B1 to B3; however, further downgrades by Moody's do not trigger incremental interest rate increases. In total, the interest rate on the notes due May 2031 have increased 175 basis points since their issuance due to the coupon adjustment provision within the notes.

In the second quarter of 2025, we issued $360 million aggregate principal amount of 10.000% senior secured notes due 2030 and received proceeds of $357 million, net of the debt discount. The notes are guaranteed by certain of our subsidiaries. Certain of these guarantees are secured by eleven distribution centers and E-commerce Fulfillment Centers, which are held by our subsidiaries, as well as the equity interests in one of our subsidiaries.

Also in the second quarter of 2025, $353 million in aggregate principal amount of our 4.25% notes matured and were repaid.

In the fourth quarter of 2025, we reduced our outstanding debt by $87 million through repurchases of our notes on the open market, resulting in a gain on extinguishment of debt of $11 million recognized in net interest expense.

In the second quarter of 2024, we completed a voluntary redemption of the remaining $113 million of outstanding 9.50% notes due May 15, 2025. We recognized a $5 million loss on extinguishment of debt in net interest expense which is primarily a make whole premium paid to holders as a result of the redemption.

Borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $0 as of January 31, 2026, and $290 million as of February 1, 2025. Outstanding borrowings under the credit facility bear interest at a variable rate based on SOFR plus the applicable margin. As of January 31, 2026, we had $44 million of standby and trade letters of credit outstanding under the credit facility, which reduces the available borrowing capacity.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of January 31, 2026, we were in compliance with all covenants of the various debt agreements.

We also had outstanding standby and trade letters of credit outside of the credit facility totaling approximately $5 million at January 31, 2026.

3. Leases

We lease certain property and equipment used in our operations. Our typical store lease has an initial term of 20 to 25 years and four to eight five-year renewal options.

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

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	January 31, 2026	February 1, 2025
Assets
Operating leases	Operating leases	$2,338	$2,394
Finance leases	Property and equipment, net	1,553	1,666
Total operating and finance leases		3,891	4,060
Liabilities
Current
Operating leases	Current portion of operating leases	94	102
Finance leases	Current portion of finance leases and financing obligations	76	72
Noncurrent
Operating leases	Operating leases	2,650	2,703
Finance leases	Finance leases and financing obligations	1,919	2,008
Total operating and finance leases		$4,739	$4,885

Consolidated Statement of Operations
(Dollars in Millions)	Classification	2025	2024	2023
Operating leases	Selling, general, and administrative	$271	$276	$271
Finance Leases
Amortization of leased assets	Depreciation and amortization	107	113	121
Interest on leased assets	Interest expense, net	119	136	144
Total operating and finance leases		$497	$525	$536

Consolidated Statement of Cash Flows
(Dollars in Millions)	2025	2024	2023
Cash paid for amounts included in measurement of leased liabilities
Operating cash flows from operating leases	$278	$265	$272
Operating cash flows from finance leases	117	132	140
Financing cash flows from finance leases	75	74	78

The following table summarizes future lease payments by fiscal year:

	January 31, 2026
(Dollars in millions)	Operating Leases	Finance Leases	Total
2026	$265	$187	$452
2027	264	187	451
2028	261	182	443
2029	260	179	439
2030	259	174	433
After 2030	3,515	2,536	6,051
Total lease payments	$4,824	$3,445	$8,269
Amount representing interest	(2,080)	(1,450)	(3,530)
Lease liabilities	$2,744	$1,995	$4,739

Total lease payments include $3.6 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $2.6 billion related to options to extend finance lease terms that are reasonably certain of being exercised.

The following table summarizes weighted-average remaining lease term, weighted-average remaining contractually obligated lease term, and discount rate:

	January 31, 2026	February 1, 2025
Weighted-average remaining term (years)
Operating leases	18	19
Finance leases	18	19
Weighted-average remaining contractually obligated term (years)
Operating leases	4	4
Finance leases	4	5
Weighted-average discount rate
Operating leases	6%	6%
Finance leases	6%	6%

The remaining contractually obligated term represents only the remaining noncancelable portion of the leases.

Other lease information is as follows:

(Dollars in Millions)	2025	2024	2023
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	(9)	(70)	(36)
Operating lease liabilities	40	85	278

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in millions)	Classification	January 31, 2026	February 1, 2025
Assets
Financing obligations	Property and equipment, net	$36	$39
Liabilities
Current	Current portion of finance leases and financing obligations	9	9
Noncurrent	Finance leases and financing obligations	446	448
Total financing obligations		$455	$457

Consolidated Statement of Operations
(Dollars in millions)	Classification	2025	2024	2023
Amortization of financing obligation assets	Depreciation and amortization	$4	$4	$5
Interest on financing obligations	Interest expense, net	73	74	70
Total financing obligations		$77	$78	$75

Consolidated Statement of Cash Flows
(Dollars in millions)	2025	2024	2023
Cash paid for amounts included in measurement of financing obligations
Operating cash flows from financing obligations	$71	$71	$68
Financing cash flows from financing obligations	8	5	15
Proceeds from financing obligations	10	1	21

The following table summarizes future financing obligation payments by fiscal year:

January 31, 2026
(Dollars in millions)	Financing Obligations
2026	$80
2027	80
2028	77
2029	76
2030	75
After 2030	1,023
Total financing obligation payments	$1,411
Non-cash gain on future sale of property	115
Amount representing interest	(1,071)
Financing obligation liability	$455

Total financing obligation payments include $1.1 billion related to options to extend terms that are reasonably certain of being exercised.

The following table summarizes the weighted-average remaining term, weighted-average remaining contractually obligated term, and discount rate for financing obligations:

	January 31, 2026	February 1, 2025
Weighted-average remaining term (years)	15	16
Weighted-average remaining contractually obligated term (years)	5	5
Weighted-average discount rate	16%	16%

The remaining contractually obligated term represents only the remaining noncancelable portion of the financing obligations.

The following table shows the cash rent out flows for the operating leases, finance leases, and financing obligations:

Consolidated Statement of Cash Flows
(Dollars in millions)	2025	2024	2023
Operating cash flows from operating leases	$278	$265	$272
Operating cash flows from finance leases	117	132	140
Financing cash flows from finance leases	75	74	78
Operating cash flows from financing obligations	71	71	68
Financing cash flows from financing obligations	8	5	15
Total cash rent	$549	$547	$573

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

The total costs for both of these benefit plans were $50 million for 2025, $53 million for 2024 and $52 million for 2023.

5. Income Taxes

Deferred income taxes consist of the following:

(Dollars in Millions)	January 31, 2026	February 1, 2025
Deferred tax liabilities:
Property and equipment	$476	$431
Lease assets	981	1,024
Merchandise inventories	28	31
Total deferred tax liabilities	1,485	1,486
Deferred tax assets:
Lease obligations	1,298	1,336
Accrued and other liabilities, including stock-based compensation	156	188
Federal benefit on state tax reserves	15	16
Valuation allowance	(43)	(44)
Total deferred tax assets	1,426	1,496
Net deferred tax liability (asset)	$59	$(10)

Deferred tax assets included in other long-term assets totaled $32 million as of January 31, 2026 and $38 million as of February 1, 2025. As of January 31, 2026 and February 1, 2025, the Company had state net operating loss carryforwards, net of valuation allowances, of $16 million and $16 million, respectively, and state credit carryforwards, net of valuation allowances, of $2 million and $2 million, respectively, which will expire between 2026 and 2046.

The components of the Provision (benefit) for income taxes were as follows:

(Dollars in Millions)	2025	2024	2023
Current federal	$(4)	$87	$78
Current state	(1)	3	(14)
Deferred federal	60	(79)	(18)
Deferred state	9	(6)	10
Provision for income taxes	$64	$5	$56

The effective tax rate differs from the amount that would be provided by applying the statutory U.S. corporate tax rate due to the following items:

	2025
(Dollars in Millions)	Amount	Percentage
US federal statutory rate	$70	21.0%
State and local income taxes, net of federal income tax effect (a)	11	3.3%
Tax credits	(10)	(3.0%)
Nontaxable or nondeductible items	9	2.7%
Changes in unrecognized tax benefits	(7)	(2.1%)
Other adjustments	(9)	(2.9%)
Effective Tax Rate	$64	19.0%

(a)
State taxes in Texas, New York, Illinois, California, and Michigan for 2025 made up the majority (greater than 50 percent) of the tax effect in this category.

(Dollars in Millions)	2024	2023
Taxes computed at federal statutory rate	$24	$78
State income taxes, net of federal tax benefit	6	16
Uncertain tax positions	(13)	(28)
Federal tax credits	(9)	(9)
Other	(3)	(1)
Total	$5	$56
Effective tax rate	3.9%	15.1%

In fiscal years 2025, 2024 and 2023, we recorded a net tax benefit for the impact of favorable results from uncertain tax positions.

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

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The significant federal and state returns subject to examination are the 2015 through 2025 tax years. Certain tax agencies have proposed adjustments, which we are currently appealing. If we do not prevail on our appeals, we do not anticipate that the adjustments would result in a material change in our financial position.

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

(Dollars in Millions)	2025	2024
Balance at beginning of year	$184	$200
Increases due to tax positions taken in prior years	3	2
Increases due to tax positions taken in current year	6	7
Decreases due to:
Tax positions taken in prior years	—	(17)
Settlements with taxing authorities	—	(5)
Lapse of applicable statute of limitations	(15)	(3)
Balance at end of year	$178	$184

The total gross amount of interest and penalties accrued was $20 million at January 31, 2026 and $21 million at February 1, 2025. Interest and penalties recognized during the years were a tax benefit of $1 million in 2025, $3 million in 2024, and $8 million in 2023.

Our net unrecognized tax benefits that, if recognized, would affect our effective tax rate were $168 million as of January 31, 2026 and $173 million as of February 1, 2025.

We have both payables and receivables for income taxes recorded on our balance sheet. Receivables included in other current assets totaled $4 million as of January 31, 2026 and $4 million as of February 1, 2025. Receivables included in other long term assets totaled $258 million as of January 31, 2026 and $283 million as of February 1, 2025. The majority of the receivable balance relates to the cash benefit of the 2020 net operating loss that has not yet been received. Payables included in current liabilities totaled $84 million as of January 31, 2026 and $158 million as of February 1, 2025.

Income taxes paid, net of refunds received, were as follows:

(Dollars in Millions)	2025
Federal	$41
State (a)	10
Total	$51

(a)
State tax payments in California for 2025 equal or exceed 5% of the total income taxes paid (net of refunds received).

Income taxes paid, excluding refunds received, for 2024 and 2023 were $78 million and $69 million, respectively.

6. Share-Based Awards

We currently grant share-based compensation pursuant to the Kohl’s Corporation 2024 Long-Term Compensation Plan, which provides for the granting of various forms of equity-based awards, including nonvested stock and units, performance share units, and options to purchase shares of our common stock, to officers, key employees, and directors. As of January 31, 2026, there were 7.7 million shares authorized and 5.7 million shares available for grant under the 2024 Long-Term Compensation Plan. Awards that are surrendered or terminated without issuance of shares are available for future grants. Shares related to any full value award delivered or withheld by the company to pay withholding taxes are also available for future grants.

Annual grants are typically made in the first quarter of the fiscal year. Grants to newly-hired and promoted employees and other discretionary grants are made periodically throughout the remainder of the year.

Nonvested Restricted Stock Awards and Units

We grant shares of nonvested restricted stock awards and units to eligible key employees and to our Board of Directors. Substantially all awards have restriction periods tied primarily to employment and/or service. Employee awards generally vest over three to five years. Director awards vest over the term to which the director was elected, generally one year. In lieu of cash dividends, holders of nonvested stock awards are granted restricted stock equivalents which vest consistently with the underlying nonvested stock awards. Holders of restricted stock units are granted shares upon vesting in lieu of cash dividends.

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

The following table summarizes nonvested stock and restricted stock unit activity, including restricted stock equivalents and restricted stock unit equivalents issued in lieu of cash dividends:

	2025		2024		2023
(Shares and Units in Thousands)	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	4,863	$23.51	3,099	$29.66	2,439	$39.40
Granted	2,236	9.56	3,195	20.40	2,229	22.97
Vested	(1,505)	27.53	(1,204)	30.03	(1,160)	36.65
Forfeited	(1,996)	13.24	(227)	29.12	(409)	31.48
Balance at end of year	3,598	$18.86	4,863	$23.51	3,099	$29.66

Performance Share Units

We grant performance-based share units ("performance share units") to certain executives. The performance measurement period for these performance share units ranges from one to three fiscal years. The fair market value of the grants is determined using a Monte-Carlo valuation on the date of grant (Level 3 inputs).

The actual number of shares which will be earned at the end of the three-year vesting period will vary based on our cumulative financial performance over the vesting periods. The number of performance share units earned will be modified up or down based on Kohl's Relative Total Shareholder Return against a defined peer group during the vesting periods. The payouts, if earned, will be settled in Kohl's common stock after the end of each multi-year vesting period.

The following table summarizes performance share unit activity by year:

	2025		2024		2023
(Units in Thousands)	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,376	$26.35	777	$31.26	813	$45.87
Granted	2,035	9.41	745	29.19	770	20.23
Vested	—	—	(38)	74.68	(582)	23.78
Forfeited	(802)	11.71	(108)	64.22	(224)	65.80
Balance at end of year	2,609	$17.64	1,376	$26.35	777	$31.26

Stock Warrants

Effective April 18, 2019, in connection with our entry into a commercial agreement with Amazon.com Services, Inc. (“Amazon”), we issued warrants to an affiliate of Amazon, to purchase up to 1,747,441 shares of our common stock at an exercise price of $69.68, subject to customary anti-dilution provisions. The fair value was estimated to be $17.52 per warrant using a binomial lattice method. The warrants vest in five equal annual installments, and the first installment vested on January 15, 2020. The last installment vested on January 15, 2024 and all 1,747,441 shares were vested and unexercised as of January 31, 2026. The warrants will expire on April 18, 2026.

Other Required Disclosures

Share-based compensation expense is included in Selling, General, and Administrative Expenses in our Consolidated Statements of Income. Share-based compensation expense, net of forfeitures, totaled $34 million for 2025, $30 million for 2024, and $42 million for 2023. At January 31, 2026, we had approximately $79 million of unrecognized share-based compensation expense, which is expected to be recognized over a weighted-average period of 1.1 years.

7. Contingencies

We are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

8. Subsequent Events

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump invalidating certain tariffs previously imposed under the IEEPA. As a result of this ruling, the Company may be eligible for refunds of duties paid during fiscal 2025 and the first month of fiscal 2026. Due to the inherent uncertainty regarding the administrative process for filing claims with U.S. Customs and Border Protection and the potential for further legal challenges, the Company has determined that the recovery of these funds is not yet probable or reasonably estimable. Furthermore, following the Court’s decision, the U.S. administration announced the imposition of new global tariffs of up to 15% under Section 122 of the Trade Act of 1974. The Company is currently evaluating the impact of these new duties on its future results of operations and liquidity.

On February 25, 2026, our Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on April 1, 2026 to all shareholders of record at the close of business on March 18, 2026.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management has concluded that as of January 31, 2026, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kohl’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited Kohl’s Corporation’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kohl’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

March 19, 2026

Item 9B. Other Information

Except as noted below, during the three months ended January 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On November 26, 2025, Nick Jones, Chief Merchandising Officer, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Plan”) relating to the sale of up to 5,000 shares of the Company’s common stock. Sales under the Plan may commence on February 24, 2026. The Plan will expire on the earlier of November 27, 2026 or the execution of all trades specified thereunder.

On November 26, 2025, Mari Steinmetz, Senior Executive Vice President, Chief People Officer, who was appointed a Section 16 officer on February 27, 2026 subsequent to fiscal year-end, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Steinmetz Plan”). The Steinmetz Plan relates to the sale of up to 39,950 shares of the Company’s common stock, plus additional shares resulting from the issuance and vesting of future dividend equivalents. Sales under the Steinmetz Plan may commence on March 10, 2026, and the Steinmetz Plan will expire on the earlier of November 25, 2026 or the execution of all trades specified thereunder.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We expect to file with the Securities and Exchange Commission, in April 2026, a definitive proxy statement in connection with our 2026 Annual Meeting of Shareholders (“our 2026 Proxy”). The following information to be included in our 2026 Proxy is incorporated herein by reference:

•
For information with respect to our Directors and the committees of our Board of Directors, refer to the "Board of Directors and Corporate Governance” section of our 2026 Proxy.
•
For information related to our written Code of Ethics, refer to the “Board of Directors and Corporate Governance” section of our 2026 Proxy. Any amendment to, or waiver of, a provision of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, or other key finance and accounting associates will be disclosed on the “Corporate Governance” section of http://corporate.kohls.com. We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding any amendments or waivers of our Code of Ethics by posting such information at this location on our website.

Information relating to our Executive Officers is set forth after Item 4 of Part I of this Annual Report on Form 10-K for the fiscal year ended January 31, 2026 under the heading “Information about our Executive Officers.”

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

Item 11. Executive Compensation

For information related to executive compensation, as required by Item 402 of Regulation S-K, refer to the information provided under the “Corporate Governance Matters” and "Executive Compensation" sections of our 2026 Proxy, including the "Proposal 2 - Advisory Vote to Approve the Compensation of Our Named Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," “Practices and Policies Related to the Grant of Certain Equity Awards,” "Compensation Tables," and "CEO Pay Ratio" subsections thereof, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See the information provided in the “Security Ownership of Certain Beneficial Owners, Directors, and Management” section of our 2026 Proxy, which information is incorporated herein by reference.

The following table provides information with respect to shares of common stock that may be issued under our existing equity compensation plans as of January 31, 2026:

Plan Category (Shares in Thousands)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	6,103	—	5,686
Equity compensation plans not approved by security holders(2)	1,747	$69.68	—
Total	7,850	$69.68	5,686
(1)
This amount includes 2,609,247 shares that may be issued upon the vesting of Performance Share Units ("PSUs") and 3,493,776 shares that may be issued upon the vesting of Restricted Stock Units ("RSUs") granted under the 2024 Long-Term Compensation Plan, not including the issuance of future dividend equivalents. For PSUs, this amount represents the target level of payout for each granted award, which is not necessarily indicative of the amount of any actual future payout. PSUs and RSUs do not have an exercise price and therefore have been excluded from the weighted average exercise price calculation in column (b).
(2)
Consists of warrants issued in April 2019. See Note 6 to the Consolidated Financial Statements for further discussion on warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See the information provided in the “Director Independence” and “Related Party Transactions” sections of our 2026 Proxy, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

See the information provided in the "Audit Matters" section of our 2026 Proxy, including the “Fees Paid to Ernst & Young” and "Pre-Approval Policies and Procedures" subsections, which information is incorporated herein by reference.

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

4.2	Warrant to Purchase Common Stock	Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 23, 2019
4.3	Description of Registrant's Securities	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended February 1, 2020
10.1	Amended and Restated Executive Deferred Compensation Plan*	Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003
10.2	Kohl’s Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005*	Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006
10.3	Summary of Executive Medical Plan*	Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.4	Summary of Executive Life and Accidental Death and Dismemberment Plans*	Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005
10.5	Kohl's Corporation 2017 Long-Term Compensation Plan*	Annex A to the Proxy Statement on Schedule 14A filed on March 13, 2017 in connection with the company's 2017 Annual Meeting
10.6	Form of Executive Restricted Stock Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017
10.7	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017

Exhibit	Description	Document if Incorporated by Reference
10.8	Non-Employee Director Compensation Policy, as amended March 31, 2025*
10.9	Amended and Restated Executive Compensation Agreement between Kohl's Department Stores, Inc. and Jill Timm dated November 1, 2019*	Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020
10.10	Form of Restricted Stock Unit Agreement for persons party to an Employment Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.11	Form of Restricted Stock Unit Agreement for persons party to an Executive Compensation Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.12	Form of Performance Stock Unit Agreement pursuant to the Kohl's Corporation 2017 Long-Term Compensation Plan	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2021
10.13	Amended and Restated Credit Card Program Agreement dated as of March 14, 2022, by and between Kohl’s, Inc. and Capital One, National Association	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022
10.14	Amended and Restated Executive Compensation Agreement between Kohl’s, Inc. and Siobhán Mc Feeney dated as of July 16, 2022*	Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022
10.15	Amended and Restated Raymond Executive Compensation Agreement between Kohl’s, Inc. and Christie Raymond dated as of August 16, 2022*	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022
10.16	Credit Agreement, dated as of January 19, 2023, by and among the Company and its subsidiaries, and Wells Fargo Bank, National Association, as agent, and the other lenders party thereto	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 19, 2023
10.17	Cooperation Agreement, dated as of February 2, 2023, by and among Kohl’s Corporation, Macellum Badger Fund, LP and certain of its affiliates	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2023
10.18	Performance Share Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 27, 2023*	Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025
10.19	Restricted Stock Unit Agreement by and between Jill Timm and Kohl's Corporation dated as of April 21, 2023*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2023
10.20	Employment Agreement between Thomas Kingsbury and Kohl's, Inc. and Kohl’s Corporation dated as of May 10, 2023*	Exhibit 10.1 to Amendment No. 2 to the Company’s Current Report on Form 8-K filed on May 12, 2023
10.21	Executive Compensation Agreement between Jennifer Kent and Kohl's, Inc. dated as of February 20, 2023*	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023
10.22	Executive Compensation Agreement between Nicholas Jones and Kohl's, Inc. dated as of March 20, 2023*	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023
10.23	Restricted Stock Unit Agreement by and between Christie Raymond and Kohl's Corporation dated as of June 15, 2023*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2023
10.24	Restricted Stock Unit Agreement by and between Siobhán Mc Feeney and Kohl's Corporation dated as of June 15, 2023*	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2023

Exhibit	Description	Document if Incorporated by Reference
10.25	Offer Letter accepted and agreed to effective November 29, 2022 by and between Nick Jones and Kohl's Inc*	Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.26	Offer Letter accepted and agreed to effective January 4, 2023 by and between Jennifer Kent and Kohl's Inc*	Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.27	Offer Letter accepted and agreed to effective September 21, 2023 by and between Fred Hand and Kohl's Inc*	Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.28	Executive Compensation Agreement between Fred Hand and Kohl's Inc. dated as of September 25, 2023*	Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.29	Aircraft Time Sharing Agreement between Kohl's Inc. and Thomas Kingsbury dated as of November 3, 2023	Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
10.30	Kohl's Corporation Annual Incentive Plan Amended and Restated as of March 25, 2024*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 27, 2024
10.31	Performance Share Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 25, 2024*	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2024
10.32	Restricted Stock Unit Agreement by and between Thomas Kingsbury and Kohl's Corporation dated as of March 25, 2024*	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2024
10.33	Kohl’s Corporation 2024 Long-Term Compensation Plan*	Annex A of the Proxy Statement on Schedule 14A filed on April 5, 2024
10.34	Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.35	Form of Executive Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.36	Form of Non-Employee Directors Restricted Stock Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.37	Form of Non-Employee Directors Deferred Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan	Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2024
10.38	Offer Letter accepted and agreed to effective November 22, 2024 by and between J. Ashley Buchanan and Kohl's Inc*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 25, 2024
10.39	Executive Compensation Agreement between J. Ashley Buchanan and Kohl's Inc. dated as of January 15, 2025*	Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025
10.40	Restricted Stock Unit Agreement (1-Year Recruitment Grant) by and between J. Ashley Buchanan and Kohl's Corporation dated as of January 15, 2025*	Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025
10.41	Restricted Stock Unit Agreement (3-Year Recruitment Grant) by and between J. Ashley Buchanan and Kohl's Corporation dated as of January 15, 2025*	Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025
10.42	Amendment No .1 to Credit Agreement, by and between, the Company and Agent, entered into on May 9, 2025	Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 13, 2025

Exhibit	Description	Document if Incorporated by Reference
10.43	Letter Agreement between Michael J. Bender and Kohl’s, Inc. dated May 16, 2025*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 20, 2025
10.44	Restricted Stock Unit Agreement between Michael J. Bender and Kohl’s Corporation dated May 16, 2025*	Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 20, 2025
10.45	Executive Compensation Agreement between Steven Dee and Kohl's Inc. dated as of August 25, 2025*	Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2025
10.46	Offer Letter accepted and agreed to effective November 23, 2025 by and between Michael J. Bender and Kohl's Inc.*	Exhibit 10.1 of the Company's Current Report on Form 8-K filed on November 24, 2025
10.47	Executive Compensation Agreement between Michael J. Bender and Kohl's Inc. dated as of November 23, 2025*	Exhibit 10.2 of the Company's Current Report on Form 8-K filed on November 24, 2025
19.1	Kohl's Corporation Statement on Securities Trading	Exhibit 19.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2025
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Executive Officer Compensation Recovery Policy*	Exhibit 97 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

* A management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation

By:	/s/ Michael J. Bender
Michael J. Bender
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jill Timm
Jill Timm
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated above:

/s/ John E. Schlifske	/s/ H. Charles Floyd
John E. Schlifske	H. Charles Floyd
Chairman	Director

/s/ Michael J. Bender	/s/ Robbin Mitchell
Michael J. Bender	Robbin Mitchell
Chief Executive Officer	Director
Director (Principal Executive Officer)

/s/ Wendy Arlin	/s/ Jonas Prising
Wendy Arlin	Jonas Prising
Director	Director

/s/ Yael Cosset	/s/ Adolfo Villagomez
Yael Cosset	Adolfo Villagomez
Director	Director