Form 10-Q
period 2026-05-02
KOHLS Corp
filed 2026-06-04
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 29, 2026 Common Stock, Par Value $0.01 per Share, 113,399,993 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	May 2, 2026	January 31, 2026	May 3, 2025
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$429	$674	$153
Merchandise inventories	2,897	2,745	3,137
Other	326	272	290
Total current assets	3,652	3,691	3,580
Property and equipment, net	6,779	6,914	7,209
Operating leases	2,318	2,338	2,374
Other assets	416	419	476
Total assets	$13,165	$13,362	$13,639

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,248	$1,171	$1,026
Accrued liabilities	1,033	1,181	1,177
Borrowings under revolving credit facility	—	—	545
Current portion of:
Long-term debt	—	—	353
Finance leases and financing obligations	89	85	80
Operating leases	95	94	99
Total current liabilities	2,465	2,531	3,280
Long-term debt	1,387	1,436	1,174
Finance leases and financing obligations	2,338	2,365	2,433
Operating leases	2,624	2,650	2,687
Deferred income taxes	88	91	27
Other long-term liabilities	239	241	259
Shareholders’ equity:
Common stock	1	1	1
Paid-in capital	3,605	3,595	3,570
Treasury stock, at cost	(777)	(771)	(771)
Retained earnings	1,195	1,223	979
Total shareholders’ equity	$4,024	$4,048	$3,779
Total liabilities and shareholders’ equity	$13,165	$13,362	$13,639

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 2, 2026	May 3, 2025
Net sales	$2,998	$3,049
Other revenue	169	184
Total revenue	3,167	3,233
Cost of merchandise sold	1,802	1,834
Operating expenses:
Selling, general, and administrative	1,145	1,164
Depreciation and amortization	174	175
Operating income	46	60
Interest expense, net	63	76
Loss before income taxes	(17)	(16)
Benefit for income taxes	(3)	(1)
Net loss	$(14)	$(15)
Net loss per share:
Basic	$(0.13)	$(0.13)
Diluted	$(0.13)	$(0.13)

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended
(Dollars in Millions, Except per Share Data)	May 2, 2026	May 3, 2025
Common stock
Balance, beginning of period	$1	$1
Stock-based awards	—	—
Balance, end of period	$1	$1

Paid-in capital
Balance, beginning of period	$3,595	$3,560
Stock-based awards	10	10
Balance, end of period	$3,605	$3,570

Treasury stock
Balance, beginning of period	$(771)	$(767)
Stock-based awards	(6)	(4)
Dividends paid	—	—
Balance, end of period	$(777)	$(771)

Retained earnings
Balance, beginning of period	$1,223	$1,008
Net loss	(14)	(15)
Dividends paid	(14)	(14)
Balance, end of period	$1,195	$979

Total shareholders' equity, end of period	$4,024	$3,779

Common stock
Shares, beginning of period	127	126
Stock-based awards	2	1
Shares, end of period	129	127
Treasury stock
Shares, beginning of period	(15)	(15)
Stock-based awards	(1)	—
Shares, end of period	(16)	(15)
Total shares outstanding, end of period	113	112

Dividends paid per common share	$0.125	$0.125

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025
Operating activities
Net loss	$(14)	$(15)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	175
Share-based compensation	9	9
Deferred income taxes	(2)	(2)
Non-cash lease expense	22	21
Other non-cash items	(6)	2
Changes in operating assets and liabilities:
Merchandise inventories	(151)	(191)
Other current and long-term assets	(26)	31
Accounts payable	77	(16)
Accrued and other long-term liabilities	(128)	(83)
Operating lease liabilities	(29)	(23)
Net cash used in operating activities	(74)	(92)
Investing activities
Acquisition of property and equipment	(84)	(110)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	(84)	(108)
Financing activities
Net borrowings under revolving credit facility	—	255
Shares withheld for taxes on vested restricted shares	(6)	(4)
Dividends paid	(14)	(14)
Repayment of long-term borrowings	(50)	—
Discount on redemption of debt	9	—
Finance lease and financing obligation payments	(26)	(21)
Proceeds from financing obligations	—	3
Net cash (used in) provided by financing activities	(87)	219
Net (decrease) increase in cash and cash equivalents	(245)	19
Cash and cash equivalents at beginning of period	674	134
Cash and cash equivalents at end of period	$429	$153
Supplemental information
Interest paid, net of capitalized interest	$61	$68

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for fiscal year end Consolidated Financial Statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (Commission File No. 1-11084) as filed with the Securities and Exchange Commission ("SEC"). Certain amounts in the Consolidated Financial Statements and related footnotes may not foot or crossfoot due to rounding.

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

Supplier Finance Programs

The Company has an agreement with a third-party financing provider to facilitate a supplier financing program. The program provides participating suppliers the option to receive outstanding payment obligations of the Company early at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to finance amounts under the program. All amounts payable to the financial institution relating to suppliers participating in the program are recorded in Accounts Payable in the Consolidated Balance Sheets and were $224 million as of May 2, 2026, $201 million as of January 31, 2026, and $125 million as of May 3, 2025.

International Emergency Economic Powers Act ("IEEPA") Tariff Recovery

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump invalidating certain tariffs previously imposed under the IEEPA. As a result of this ruling, the Company may be eligible for refunds of duties paid during fiscal 2025 and the first month of fiscal 2026. The Company paid approximately $190 million in IEEPA tariffs during this period. On April 20, 2026 U.S. Customs and Border Protection (“CBP”) launched Phase 1 of the Consolidated Administration and Processing of Entries (“CAPE”) portal and refund process. We submitted claims seeking approximately $140 million of refunds of previously paid IEEPA tariffs as part of the Phase 1 CAPE tariff refunds. We continue to monitor CBP guidance regarding Phase 2, which is expected to address entries that comprise the remainder of the Company’s potential recovery.

In accordance with ASC 450-30, “Gain Contingencies,” the Company has elected to use a gain contingency model to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Tariff recoveries would be reflected as a reduction of Merchandise inventories to the extent the inventory remains on hand, or as a reduction of Cost of merchandise sold for inventory that has already been sold.

As of May 2, 2026, the Company has not received any refund payments. Accordingly, no gain has been recognized in the Consolidated Statement of Operations for the quarter ended May 2, 2026.

Recent Accounting Pronouncements

Accounting Standards Issued but not yet Effective

In 2024, the Financial Accounting Standards Board ("FASB") issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. For public entities, the provisions within ASU 2024-03 are effective for the first annual reporting period beginning after December 15, 2026, and for interim periods of fiscal years beginning after December 15, 2027. The provisions within ASU 2024-03 are required to be applied prospectively; however, they may be applied retrospectively for all comparative periods following the effective date. We are currently assessing the impact the adoption of ASU 2024-03 will have on our consolidated financial statement disclosures.

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

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025
Women's	$849	$851
Accessories (including Sephora)	642	646
Men's	567	584
Home	369	370
Children's	309	312
Footwear	262	286
Net sales	$2,998	$3,049

Unredeemed gift cards and merchandise return card liabilities totaled $248 million as of May 2, 2026, $275 million as of January 31, 2026, and $276 million as of May 3, 2025. In the first quarter of 2026 and 2025, net sales of $46 million and $54 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years.

3. Debt

Borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $0 as of May 2, 2026 and January 31, 2026 and $545 million as of May 3, 2025.

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following secured and unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	May 2, 2026	January 31, 2026	May 3, 2025
2025	4.25%	4.25%	—	—	353
2029	7.36%	7.25%	42	42	42
2030	10.25%	10.00%	360	360	—
2031	3.40%	5.13%	381	425	500
2033	6.05%	6.00%	108	112	112
2037	6.89%	6.88%	87	89	101
2045	5.57%	5.55%	427	427	427
Outstanding secured and unsecured senior debt			1,405	1,455	1,535
Unamortized debt discounts and deferred financing costs			(18)	(19)	(8)
Current portion of secured and unsecured senior debt			—	—	(353)
Long-term secured and unsecured senior debt			$1,387	$1,436	$1,174
Effective interest rate at issuance			6.35%	6.26%	4.73%

Our estimated fair value of secured and unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our secured and unsecured senior debt was $1.2 billion at May 2, 2026 and January 31, 2026, and $1.0 billion at May 3, 2025.

The interest rate on our 3.375% notes due May 2031 is subject to a coupon adjustment provision within the notes that can cause the interest rate to step up if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investor Service, Inc., which has occurred in recent years. In total, the interest rate on the notes due May 2031 has increased 175 basis points since their issuance due to the coupon adjustment provision within the notes.

In the first quarter of 2026, we reduced our outstanding debt by $50 million through repurchases of our notes on the open market, resulting in a gain on extinguishment of debt of $9 million recognized in net interest expense.

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

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of May 2, 2026, we were in compliance with all covenants of the various debt agreements.

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

Lease liabilities represent our contractual obligation to make lease payments and include renewal options that are reasonably certain of being exercised. At the commencement date, the lease liabilities equal the present value of minimum lease payments over the accounting lease term. As the implicit interest rate is not readily identifiable in our leases, we estimate our collateralized incremental borrowing rate to calculate the present value of lease payments.

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

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets		Quarter Ended
(Dollars in Millions)	Classification	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Operating leases	Operating leases	$2,318	$2,338	$2,374
Finance leases	Property and equipment, net	1,526	1,553	1,632
Total operating and finance leases		$3,844	$3,891	$4,006
Liabilities
Current
Operating leases	Current portion of operating leases	95	94	99
Finance leases	Current portion of finance leases and financing obligations	79	76	71
Noncurrent
Operating leases	Operating leases	2,624	2,650	2,687
Finance leases	Finance leases and financing obligations	1,895	1,919	1,982
Total operating and finance leases		$4,693	$4,739	$4,839

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	May 2, 2026	May 3, 2025
Operating leases	Selling, general, and administrative	$68	$67
Finance leases
Amortization of leased assets	Depreciation and amortization	30	27
Interest on leased assets	Interest expense, net	29	30
Total operating and finance leases		$127	$124

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$75	$69
Operating cash flows from finance leases	28	29
Financing cash flows from finance leases	24	19

The following table summarizes future lease payments by fiscal year:

	May 2, 2026
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2026	$193	$138	$331
2027	265	189	454
2028	261	184	445
2029	261	182	443
2030	259	175	434
After 2030	3,514	2,526	6,040
Total lease payments	$4,753	$3,394	$8,147
Amount representing interest	(2,034)	(1,420)	(3,454)
Lease liabilities	$2,719	$1,974	$4,693

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

The following table summarizes weighted-average remaining lease term, weighted-average remaining contractually obligated lease term, and weighted-average discount rate:

	May 2, 2026	January 31, 2026	May 3, 2025
Weighted-average remaining term (years)
Operating leases	18	18	19
Finance leases	18	18	19
Weighted-average remaining contractually obligated term (years)
Operating leases	4	4	4
Finance leases	4	4	5
Weighted-average discount rate
Operating leases	6%	6%	6%
Finance leases	6%	6%	6%

The remaining contractually obligated term represents only the remaining noncancelable portion of the leases.

Other lease information is as follows:

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025
Property and equipment acquired (disposed) through exchange of:
Finance lease liabilities	$2	($10)
Operating lease liabilities	3	5

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Financing obligations	Property and equipment, net	$35	$36	$38
Liabilities
Current	Current portion of finance leases and financing obligations	10	9	9
Noncurrent	Finance leases and financing obligations	443	446	451
Total financing obligations		$453	$455	$460

Consolidated Statement of Operations		Quarter Ended
(Dollars in Millions)	Classification	May 2, 2026	May 3, 2025
Amortization of financing obligation assets	Depreciation and amortization	$1	$1
Interest on financing obligations	Interest expense, net	18	18
Total financing obligations		$19	$19

Consolidated Statement of Cash Flows	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$18	$18
Financing cash flows from financing obligations	2	2
Proceeds from financing obligations	—	3

The following table summarizes future financing obligation payments by fiscal year:

May 2, 2026
(Dollars in Millions)	Financing Obligations
2026	$60
2027	80
2028	77
2029	76
2030	75
After 2030	1,017
Total financing obligation payments	$1,385
Non-cash gain on future sale of property	115
Amount representing interest	(1,047)
Financing obligation liability	$453

Total financing obligation payments include $1.0 billion related to options to extend terms that are reasonably certain of being exercised.

The following table summarizes the weighted-average remaining term, weighted-average remaining contractually obligated term, and weighted-average discount rate for financing obligations:

	May 2, 2026	January 31, 2026	May 3, 2025
Weighted-average remaining term (years)	14	15	15
Weighted-average remaining contractually obligated term (years)	5	5	5
Weighted-average discount rate	16%	16%	16%

The remaining contractually obligated term represents only the remaining noncancelable portion of the financing obligations.

5. Share-Based Awards

In 2019, we issued 1,747,441 stock warrants. The warrants expired on April 18, 2026. All 1,747,441 warrants were unexercised as of the expiration date.

6. Contingencies

We are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

7. Income Taxes

The effective tax rate for the first quarter of 2026 was 14.8%, compared to 10.4% for the first quarter of 2025. The impact of the 2026 and 2025 net unfavorable tax items, when compared to a pre-tax loss, results in decreasing the tax rate from the statutory rate.

8. Net Loss Per Share

Basic net loss per share is net loss divided by the number of common shares outstanding during the period. Potentially dilutive shares outstanding were excluded from the calculations as their effect would be anti-dilutive. Potentially dilutive shares include unvested restricted stock units, unvested restricted stock awards, and warrants, which utilize the treasury stock method, as well as unvested performance share units that utilize the contingently issuable share method.

The information required to compute basic and diluted net loss per share is as follows:

	Quarter Ended
(Dollars and Shares in Millions, Except per Share Data)	May 2, 2026	May 3, 2025
Numerator—Net loss	$(14)	$(15)
Denominator—Weighted-average shares:
Basic/Diluted	112	111
Net loss per share:
Basic/Diluted	$(0.13)	$(0.13)

The following potential shares of common stock were excluded from the diluted net loss per share calculation because their effect would have been anti-dilutive:

	Quarter Ended
(Shares in Millions)	May 2, 2026	May 3, 2025
Anti-dilutive shares	11	6

9. Subsequent Events

On May 20, 2026, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on June 24, 2026, to all shareholders of record at the close of business on June 10, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the first quarter” are for the three fiscal months (13 weeks) ended May 2, 2026 or May 3, 2025.

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain statements under Management's Discussion and Analysis and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves, and the impact of macroeconomic events, including inflation, consumer behavior, and changes in global trade policies, such as tariffs, and our response to such events. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2025 Form 10-K and in Part II Item 1A of this Form 10-Q, or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. Certain amounts set forth below may not foot or crossfoot due to rounding.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,151 stores and a website (www.Kohls.com) as of May 2, 2026. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the first quarter include:

•
Net sales decreased 1.7%, to $3.0 billion, with comparable sales down 1.1%.
•
Gross margin as a percentage of net sales was 39.9%, an increase of 4 basis points year-over-year.
•
Selling, general, and administrative ("SG&A") expenses decreased 1.6%, to $1.1 billion. As a percentage of total revenue, SG&A expenses were 36.2%, an increase of 15 basis points year-over-year.
•
Operating income was $46 million compared to $60 million in the prior year. As a percentage of total revenue, operating income was 1.4%, a decrease of 41 basis points year-over-year.
•
Net loss was $14 million, or ($0.13) per diluted share. This compares to net loss of $15 million, or ($0.13) per diluted share in the prior year.
•
Inventory was $2.9 billion, a decrease of 8% year-over-year.
•
Operating cash flow was a use of $74 million.
•
Borrowings under revolving credit facility were $0, a decrease of $545 million year-over-year.

Our Strategy

Kohl's remains committed to driving long-term shareholder value by providing our customers with great product, great value, and a great experience. We have three key initiatives to achieve this: we offer a curated, balanced assortment that fulfills needs across all customers, we are reestablishing Kohl’s as a leader in value and quality, and we are delivering a frictionless experience to customers across our omnichannel platforms.

Results of Operations

Total Revenue

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025	Change
Net sales	$2,998	$3,049	$(51)
Other revenue	169	184	(15)
Total revenue	$3,167	$3,233	$(66)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 1.7% in the first quarter of 2026 compared to the first quarter of 2025.

•
The decrease in the first quarter was driven by a decrease in transaction volume of approximately 4%, offset by an increase in average transaction value of approximately 2%.
•
In the first quarter, Women's, Home, Accessories, and Children's net sales performed better than the total company average.

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025	Change
Women's	$849	$851	(0.2%)
Accessories (including Sephora)	642	646	(0.6%)
Men's	567	584	(2.9%)
Home	369	370	(0.3%)
Children's	309	312	(1.0%)
Footwear	262	286	(8.4%)
Net sales	$2,998	$3,049	(1.7%)

Comparable sales decreased 1.1%. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales increased 4.0% and digital penetration represented 26% of net sales compared to 24% in the first quarter of 2025. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

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

Other revenue decreased $15 million due to lower revenue from our credit card operations. This was driven by lower late fees and finance charges partially offset by lower write-off activity.

Cost of Merchandise Sold and Gross Margin

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025	Change
Net sales	$2,998	$3,049	$(51)
Cost of merchandise sold	1,802	1,834	(32)
Gross margin	$1,196	$1,215	$(19)
Gross margin as a percent of net sales	39.9%	39.9%	4	bps

Cost of merchandise sold includes the total cost of products sold, including product development costs, net of vendor payments other than reimbursement of specific, incremental, and identifiable costs; inventory shrink; markdowns; freight expenses associated with moving merchandise from our vendors to our distribution centers; shipping expenses for digital sales; terms cash discount; and amounts due to Sephora for their share of operating profits under the Sephora arrangement. Our cost of merchandise sold may not be comparable with that of other retailers because we include distribution center and buying costs in selling, general, and administrative expenses while other retailers may include these expenses in cost of merchandise sold.

Gross margin is calculated as net sales less cost of merchandise sold. For the first quarter of 2026, gross margin was 39.9% of net sales, an increase of 4 basis points to last year. The increase was caused by merchandise mix with increased proprietary brand penetration, partially offset by elevated shipping costs driven by our digital sales increase of 4% year over year.

Selling, General, and Administrative Expense

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025	Change
SG&A	$1,145	$1,164	$(19)
As a percent of total revenue	36.2%	36.0%	15	bps

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

The following table summarizes the changes in SG&A by expense type:

Quarter Ended
(Dollars in Millions)	May 2, 2026
Corporate and other	$(17)
Distribution	(1)
Store expenses	(1)
Total decrease	$(19)

SG&A expenses decreased $19 million, or 1.6%, to $1.1 billion. As a percentage of revenue, SG&A deleveraged by 15 basis points. The decrease in SG&A expenses was driven by lower corporate and other costs, primarily from reduced credit expenses.

Other Expenses

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025	Change
Depreciation and amortization	$174	$175	$(1)
Interest expense, net	63	76	(13)

Depreciation and amortization was $174 million, relatively flat to the first quarter of 2025.

Net interest expense decreased due to a gain on extinguishment of debt related to the open market repurchases of long term debt completed in the first quarter of 2026 and no outstanding balance on the revolving credit facility. The reductions were partially offset by interest on our 2030 notes, issued in the second quarter of 2025.

Income Taxes

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025	Change
Benefit for income taxes	$(3)	$(1)	$(2)
Effective tax rate	14.8%	10.4%

In both periods, the effective tax rate results in a net benefit for income taxes on a pre-tax loss. The impact of the 2026 and 2025 net unfavorable tax items, when compared to a pre-tax loss, results in decreasing the tax rate from the statutory rate.

Inflation, Global Economic Conditions, and Trade Policies

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, higher unemployment, wage inflation, and costs to source our merchandise, including tariffs. During 2025, the U.S. government utilized the IEEPA to impose additional tariffs on a broad range of imports, including certain consumer goods. While these actions did not have a material impact on our 2025 and year-to-date 2026 results, the global trade environment remains fluid. On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump striking down certain tariffs previously imposed under IEEPA. While this ruling may lead to potential refunds for duties paid during 2025 and the first quarter of 2026, the availability, timing, and amount of such refunds remain uncertain and subject to further legal and administrative developments. Following this decision, the U.S. administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs on imports, effective February 24, 2026. These Section 122 tariffs are currently subject to legal challenge; in May 2026, the U.S. Court of International Trade issued a ruling finding the tariffs unlawful, although this ruling is currently stayed pending appeal. We continue to pay these duties while monitoring the legal developments. Further tariff-related actions may increase merchandise costs, affect merchandise availability, and impact our operational results.

The Company paid approximately $190 million in IEEPA tariffs between February 2025 and February 2026. We submitted claims seeking approximately $140 million in refunds of previously paid IEEPA tariffs as part of the Phase 1 CAPE tariff refunds. We continue to monitor developments regarding subsequent administrative phases for our remaining entries.

To mitigate the impact of these tariffs, the Company took proactive measures to reduce our exposure to tariffs by leveraging our diverse factory network to move production, adjusting orders based on pricing elasticity analyses, and working closely with our supplier and vendor base to proactively manage any impacts, with the goal of continuing to drive value to our customers. There can be no assurances that such factors will not impact our business in the future.

Liquidity and Capital Resources

Capital Allocation

Our capital allocation strategy is to invest to maximize our overall long-term return and maintain a strong balance sheet. We follow a disciplined approach to capital allocation based on the following priorities: first, we invest in our business to drive long-term profitable growth; second, we pay a quarterly dividend; third, we will capitalize on opportunities to further reduce our debt and overall leverage when appropriate; and fourth, we return excess cash to shareholders through our share repurchase program.

We will continue to invest in the business, as we plan to invest approximately $350 to $400 million in capital expenditures in 2026 towards our strategic priorities. On May 20, 2026, our Board of Directors declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on June 24, 2026 to all shareholders of record at the close of business on June 10, 2026. During the first quarter of 2026, we reduced our outstanding debt by $50 million aggregate principal through repurchases of various notes on the open market. We are not currently planning any share repurchases.

Our period-end Cash and cash equivalents balance increased to $429 million from $153 million in the first quarter of 2025. Our Cash and cash equivalents balance includes short-term investments of $273 million and $7 million as of May 2, 2026 and May 3, 2025, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including compensation and benefit costs, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt repayments and repurchases • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Quarter Ended
(Dollars in Millions)	May 2, 2026	May 3, 2025	Change
Net cash (used in) provided by:
Operating activities	$(74)	$(92)	$18
Investing activities	(84)	(108)	24
Financing activities	(87)	219	(306)

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

Operating activities used $74 million of cash in the first quarter of 2026 compared to $92 million in the first quarter of 2025. The decrease in cash used in operating activities is due to the timing of payments and inventory receipts year over year.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and real estate.

Investing activities used $84 million in the first quarter of 2026 compared to $108 million in the first quarter of 2025. The decrease in cash used in investing activities was primarily driven by our reduced capital expenditure plans for fiscal 2026.

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

During the first quarter of 2026, Moody's revised their outlook to positive.

As of May 2, 2026, our corporate credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Corporate credit	B2	B+	BB-
Outlook	Positive	Negative	Negative

The interest rate on our 3.375% notes due May 2031 is subject to a coupon adjustment provision within the notes that can cause the interest rate to step up if our long-term debt is downgraded to below a BBB- credit rating by S&P Global Ratings or Baa3 by Moody’s Investor Service, Inc., which has occurred in recent years. In total, the interest rate on the notes due May 2031 has increased 175 basis points since their issuance due to the coupon adjustment provision within the notes.

The majority of our financing activities generally include proceeds from and/or repayments of borrowings under our revolving credit facility and long-term debt, dividend payments, and repurchases of common stock. Financing cash outflows also include payments to our landlords for leases classified as finance leases and financing obligations.

Financing activities used $87 million of cash in the first quarter of 2026 and generated $219 million of cash in the first quarter of 2025.

Cash dividend payments were $14 million ($0.125 per share) in both the first quarter of 2026 and the first quarter of 2025.

In the first quarter of 2026, we had no net activity on our $1.5 billion credit facility, compared to net borrowings of $255 million in the first quarter of 2025. Borrowings outstanding under the revolving credit facility, recorded as short-term debt, were $0 as of May 2, 2026, and $545 million as of May 3, 2025.

Also in the first quarter of 2026, we reduced our outstanding debt by $50 million aggregate principal through repurchases of various notes on the open market.

There was no cash used for treasury stock purchases in the first quarter of 2026 or 2025. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. As we continue to solidify our balance sheet and improve our business results we will look at resuming share repurchases in the future.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	May 2, 2026	May 3, 2025
Working capital	$1,187	$300
Current ratio	1.48	1.09

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The increases in our working capital and current ratio are driven by decreased borrowings under the revolving credit facility, the repayment of $353 million of our 4.25% notes that matured following the first quarter of 2025, and an increase in cash and cash equivalents.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of May 2, 2026, we were in compliance with all covenants.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2025 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of May 2, 2026.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts. Management has discussed the development, selection, and disclosure of its estimates and assumptions with the Audit Committee of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates discussed in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in the market risks described in our 2025 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings; however, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be taken of the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. These risk factors could materially and adversely affect our business, financial condition, results of operations, and liquidity. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business operations.

There have been no significant changes in the Risk Factors described in our 2025 Form 10-K, except as follows:

Changes in global trade policies and the imposition of tariffs could increase our costs and disrupt our supply chain.

The majority of goods we source are manufactured outside of the United States, primarily in Asia. Consequently, our business is subject to risks associated with foreign trade, including changes in trade policy. Recent or potential impositions of new or increased tariffs on imported products, or the removal of de minimis thresholds for direct-to-consumer imports, could increase our merchandise costs and have a material adverse effect on our business, results of operations, and liquidity. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. While this ruling has initiated a refund process, the availability, timing, and amount of such refunds remain uncertain and subject to further legal and administrative developments. Following this decision, the U.S. presidential administration invoked alternative authorities, including Section 122 of the Trade Act of 1974, to impose new tariffs on imports from various countries. These and other trade and tariff-related actions may be subject to legal challenge, judicial reviews, stays, or appeals, which could result in further volatility in our merchandise costs and supply chain. If we are unable to diversify our sourcing, divert production or sourcing away from specific countries to avoid tariffs, or otherwise successfully mitigate the impact of these trade policies, our gross margins, costs of merchandise sold, results of operations, and competitive position could be adversely affected. Furthermore, retaliatory trade measures by other countries could increase the costs of our operations or limit our access to critical raw materials or merchandise.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended May 2, 2026:

(Dollars in Millions, Except Share and per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 - February 28, 2026	4,220	$18.69	—	$2,476
March 1 - April 4, 2026	438,012	$12.40	—	$2,476
April 5 - May 2, 2026	14,329	$13.85	—	$2,476
Total	456,561	$12.50	—

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

Except as noted below, during the three months ended May 2, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 13, 2026, Jennifer Kent, Senior Executive Vice President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Kent Plan”) relating to the sale of up to 68,822 shares of the Company’s common stock. Sales under the Kent Plan may commence on June 11, 2026. The Kent Plan will expire on the earlier of March 12, 2027 or the execution of all trades specified thereunder.

On April 6, 2026, Christie Raymond, Senior Executive Vice President, Chief Marketing Officer, adopted a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Raymond Plan”) relating to the sale of up to 45,000 shares of the Company’s common stock. Sales under the Raymond Plan may commence on July 6, 2026. The Raymond Plan will expire on the earlier of April 2, 2027 or the execution of all trades specified thereunder.

Item 6. Exhibits

Exhibit	Description
10.1	Amended and Restated Executive Compensation Agreement between Kohl's Inc. and Mari Steinmetz dated as of February 27, 2026
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kohl’s Corporation (Registrant)

Date: June 4, 2026	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)