Form 10-Q
period 2026-08-01
KOHLS Corp
filed 2026-09-03
CIK 885639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 28, 2026 Common Stock, Par Value $0.01 per Share, 113,376,445 shares outstanding.

KOHL’S CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KOHL’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)	August 1, 2026	January 31, 2026	August 2, 2025
Assets	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$821	$674	$174
Merchandise inventories	2,913	2,745	2,994
Other	285	272	306
Total current assets	4,019	3,691	3,474
Property and equipment, net	6,661	6,914	7,113
Operating leases	2,297	2,338	2,363
Other assets	433	419	441
Total assets	$13,410	$13,362	$13,391

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,418	$1,171	$1,134
Accrued liabilities	1,090	1,181	1,159
Borrowings under revolving credit facility	—	—	75
Current portion of:
Finance leases and financing obligations	92	85	84
Operating leases	96	94	96
Total current liabilities	2,696	2,531	2,548
Long-term debt	1,325	1,436	1,520
Finance leases and financing obligations	2,295	2,365	2,409
Operating leases	2,613	2,650	2,672
Deferred income taxes	70	91	54
Other long-term liabilities	243	241	261
Shareholders’ equity:
Common stock	1	1	1
Paid-in capital	3,614	3,595	3,578
Treasury stock, at cost	(779)	(771)	(771)
Retained earnings	1,332	1,223	1,119
Total shareholders’ equity	$4,168	$4,048	$3,927
Total liabilities and shareholders’ equity	$13,410	$13,362	$13,391

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$3,318	$3,347	$6,316	$6,396
Other revenue	197	199	366	383
Total revenue	3,515	3,546	6,682	6,779
Cost of merchandise sold	1,893	2,011	3,695	3,845
Operating expenses:
Selling, general, and administrative	1,188	1,199	2,333	2,363
Depreciation and amortization	173	175	347	350
Impairments, store closing, and other costs	—	11	—	11
(Gain) on legal settlement	—	(129)	—	(129)
Operating income	261	279	307	339
Interest expense, net	63	78	126	154
Income before income taxes	198	201	181	185
Provision for income taxes	47	48	44	46
Net income	$151	$153	$137	$139
Net income per share:
Basic	$1.34	$1.37	$1.22	$1.24
Diluted	$1.28	$1.35	$1.18	$1.23

See accompanying Notes to Consolidated Financial Statements

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Millions, Except per Share Data)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Common stock
Balance, beginning of period	$1	$1	$1	$1
Stock-based awards	—	—	—	—
Balance, end of period	$1	$1	$1	$1

Paid-in capital
Balance, beginning of period	$3,605	$3,570	$3,595	$3,560
Stock-based awards	9	8	19	18
Balance, end of period	$3,614	$3,578	$3,614	$3,578

Treasury stock
Balance, beginning of period	$(777)	$(771)	$(771)	$(767)
Stock-based awards	(2)	—	(8)	(4)
Dividends paid	—	—	—	—
Balance, end of period	$(779)	$(771)	$(779)	$(771)

Retained earnings
Balance, beginning of period	$1,195	$979	$1,223	$1,008
Net income	151	153	137	139
Dividends paid	(14)	(14)	(28)	(28)
Balance, end of period	$1,332	$1,119	$1,332	$1,119

Total shareholders' equity, end of period	$4,168	$3,927	$4,168	$3,927

Common stock
Shares, beginning of period	129	127	127	126
Stock-based awards	—	—	2	1
Shares, end of period	129	127	129	127
Treasury stock
Shares, beginning of period	(16)	(15)	(15)	(15)
Stock-based awards	—	—	(1)	—
Shares, end of period	(16)	(15)	(16)	(15)
Total shares outstanding, end of period	113	112	113	112

Dividends paid per common share	$0.125	$0.125	$0.25	$0.25

See accompanying Notes to Consolidated Financial Statements

Totals may not foot due to rounding

KOHL’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025
Operating activities
Net income	$137	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347	350
Share-based compensation	19	17
Deferred income taxes	(21)	28
Impairments, store closing, and other costs	—	11
Non-cash lease expense	44	43
Other non-cash items	(9)	3
Changes in operating assets and liabilities:
Merchandise inventories	(166)	(48)
Other current and long-term assets	3	31
Accounts payable	247	93
Accrued and other long-term liabilities	(77)	(105)
Operating lease liabilities	(46)	(56)
Net cash provided by operating activities	478	506
Investing activities
Acquisition of property and equipment	(146)	(200)
Proceeds from sale of property and equipment	—	21
Other	(7)	—
Net cash used in investing activities	(153)	(179)
Financing activities
Proceeds from issuance of debt, net of discount	—	357
Deferred financing costs	—	(8)
Net repayments under revolving credit facility	—	(215)
Shares withheld for taxes on vested restricted shares	(8)	(4)
Dividends paid	(28)	(28)
Repayment of long-term borrowings	(113)	(353)
Discount on redemption of debt	15	—
Finance lease and financing obligation payments	(44)	(46)
Proceeds from financing obligations	—	10
Net cash used in financing activities	(178)	(287)
Net increase in cash and cash equivalents	147	40
Cash and cash equivalents at beginning of period	674	134
Cash and cash equivalents at end of period	$821	$174
Supplemental information
Interest paid, net of capitalized interest	$146	$147

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

Supplier Finance Programs

The Company has an agreement with a third-party financing provider to facilitate a supplier financing program. The program provides participating suppliers the option to receive outstanding payment obligations of the Company early at a discount. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by suppliers’ decisions to finance amounts under the program. All amounts payable to the financial institution relating to suppliers participating in the program are recorded in Accounts Payable in the Consolidated Balance Sheets and were $303 million as of August 1, 2026, $201 million as of January 31, 2026, and $226 million as of August 2, 2025.

International Emergency Economic Powers Act ("IEEPA") Tariff Recovery

On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump invalidating certain tariffs previously imposed under the IEEPA. As a result of this ruling, the Company is eligible for refunds of duties paid during fiscal 2025 and the first month of fiscal 2026. The Company paid approximately $190 million in IEEPA tariffs during this period. On April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched Phase 1 of the Consolidated Administration and Processing of Entries (“CAPE”) portal and refund process with Phase 2 being launched in June 2026. We submitted claims seeking approximately $185 million of refunds of previously paid IEEPA tariffs as part of the Phase 1 and Phase 2 CAPE tariff refunds.

In accordance with ASC 450-30, “Gain Contingencies,” the Company has elected to use a gain contingency model to account for recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Tariff recoveries are reflected as a reduction of Merchandise inventories to the extent the inventory remains on hand, or as a reduction of Cost of merchandise sold for inventory that has already been sold.

As of August 1, 2026, the Company received approximately $150 million of tariff refunds, of which approximately $100 million reduced our Cost of Merchandise Sold. A portion of the refund was recorded as a reduction of inventory, shared with our vendor partners, and invested to deliver greater value to our customers.

The Company’s remaining IEEPA refund claims continue to be accounted for as gain contingencies and will be recorded once realized or realizable. Uncertainty remains regarding the timing, amount and ultimate receipt of any further refunds, and as such, no additional amounts have been recognized in the consolidated financial statements for these remaining claims.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which requires software capitalization to begin when both of the following occur: (1) management has authorized and committed to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended. For public entities, the provisions within ASU 2025-06 are effective for the first annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The provisions within ASU 2025-06 allow for a prospective, modified, or retrospective transition approach. We are currently assessing the impact the adoption of ASU 2025-06 will have on our consolidated financial statements and related disclosures.

2. Revenue Recognition

The following table summarizes net sales by line of business:

	Three Months Ended		Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Women's	$928	$943	$1,777	$1,794
Accessories (including Sephora)	673	673	1,315	1,319
Men's	682	689	1,249	1,273
Home	411	406	780	776
Children's	334	335	643	647
Footwear	290	301	552	587
Net sales	$3,318	$3,347	$6,316	$6,396

Unredeemed gift cards and merchandise return card liabilities totaled $220 million as of August 1, 2026, $275 million as of January 31, 2026, and $242 million as of August 2, 2025. In the second quarter of 2026 and 2025, net sales of $23 million and $28 million, respectively, were recognized from gift cards redeemed in the current period and issued in prior years. Year to date 2026 and 2025, net sales of $69 million and $82 million, respectively, were recognized during the current period from gift cards redeemed during the current year and issued in prior years.

3. Debt

Long-term debt, which excludes borrowings on the revolving credit facility, consists of the following secured and unsecured debt:

			Outstanding
Maturity (Dollars in Millions)	Effective Rate at Issuance	Coupon Rate	August 1, 2026	January 31, 2026	August 2, 2025
2029	7.36%	7.25%	$42	$42	$42
2030	10.25%	10.00%	360	360	360
2031	3.40%	5.13%	320	425	500
2033	6.05%	6.00%	107	112	112
2037	6.89%	6.88%	86	89	101
2045	5.57%	5.55%	427	427	427
Outstanding secured and unsecured senior debt			1,342	1,455	1,542
Unamortized debt discounts and deferred financing costs			(17)	(19)	(22)
Long-term secured and unsecured senior debt			$1,325	$1,436	$1,520
Effective interest rate at issuance			6.49%	6.26%	6.13%

Our estimated fair value of secured and unsecured senior long-term debt is determined using Level 1 inputs, using financial instruments with unadjusted, quoted prices listed on active market exchanges. The estimated fair value of our secured and unsecured senior debt was $1.2 billion at August 1, 2026 and January 31, 2026, and $1.1 billion at August 2, 2025.

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

In the second quarter of 2026, we reduced our outstanding debt by $63 million through repurchases of our notes on the open market, resulting in a gain on extinguishment of debt of $6 million recognized in net interest expense. Year to date, we have reduced outstanding debt by $113 million and recognized a $15 million gain on extinguishment of debt in net interest expense.

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

Borrowings under the $1.5 billion revolving credit facility, recorded as short-term debt, were $0 as of August 1, 2026 and January 31, 2026 and $75 million as of August 2, 2025.

During the second quarter of 2026, we executed an amendment of our revolving credit agreement that extends the maturity of the revolving credit facility by five years to June 30, 2031.

Our various debt agreements contain covenants including limitations on additional indebtedness and certain financial tests. As of August 1, 2026, we were in compliance with all covenants of the various debt agreements.

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

The following tables summarize our operating and finance leases, which are predominately store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Operating leases	Operating leases	$2,297	$2,338	$2,363
Finance leases	Property and equipment, net	1,480	1,553	1,612
Total operating and finance leases		$3,777	$3,891	$3,975
Liabilities
Current
Operating leases	Current portion of operating leases	96	94	96
Finance leases	Current portion of finance leases and financing obligations	82	76	75
Noncurrent
Operating leases	Operating leases	2,613	2,650	2,672
Finance leases	Finance leases and financing obligations	1,853	1,919	1,959
Total operating and finance leases		$4,644	$4,739	$4,802

Consolidated Statements of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating leases	Selling, general, and administrative	$68	$68	$136	$135
Finance leases
Amortization of leased assets	Depreciation and amortization	29	27	59	54
Interest on leased assets	Interest expense, net	29	30	58	60
Total operating and finance leases		$126	$125	$253	$249

Consolidated Statements of Cash Flows	Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025
Cash paid for amounts included in the measurement of leased liabilities
Operating cash flows from operating leases	$137	$146
Operating cash flows from finance leases	57	59
Financing cash flows from finance leases	40	42

The following table summarizes future lease payments by fiscal year:

	August 1, 2026
(Dollars in Millions)	Operating Leases	Finance Leases	Total
2026	$133	$98	$231
2027	267	184	451
2028	264	183	447
2029	262	182	444
2030	260	173	433
After 2030	3,518	2,497	6,015
Total lease payments	$4,704	$3,317	$8,021
Amount representing interest	(1,995)	(1,382)	(3,377)
Lease liabilities	$2,709	$1,935	$4,644

Total lease payments include $3.5 billion related to options to extend operating lease terms that are reasonably certain of being exercised and $2.5 billion related to options to extend finance lease terms that are reasonably certain of being exercised.

The following table summarizes weighted-average remaining lease term, weighted-average remaining contractually obligated lease term, and weighted-average discount rate:

	August 1, 2026	January 31, 2026	August 2, 2025
Weighted-average remaining term (years)
Operating leases	18	18	19
Finance leases	18	18	18
Weighted-average remaining contractually obligated term (years)
Operating leases	4	4	4
Finance leases	4	4	5
Weighted-average discount rate
Operating leases	7%	6%	6%
Finance leases	6%	6%	6%

The remaining contractually obligated term represents only the remaining noncancelable portion of the leases.

Other lease information is as follows:

	Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025
Property and equipment (disposed) acquired through exchange of:
Finance lease liabilities	($22)	($5)
Operating lease liabilities	11	20

Financing Obligations

Historical failed sale-leasebacks that did not qualify for sale-leaseback accounting upon adoption of ASC 842 continue to be accounted for as financing obligations.

The following tables summarize our financing obligations, which are all store related, and where they are presented in our Consolidated Financial Statements:

Consolidated Balance Sheets
(Dollars in Millions)	Classification	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Financing obligations	Property and equipment, net	$34	$36	$37
Liabilities
Current	Current portion of finance leases and financing obligations	10	9	9
Noncurrent	Finance leases and financing obligations	442	446	450
Total financing obligations		$452	$455	$459

Consolidated Statements of Operations		Three Months Ended		Six Months Ended
(Dollars in Millions)	Classification	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Amortization of financing obligation assets	Depreciation and amortization	$1	$1	$2	$2
Interest on financing obligations	Interest expense, net	19	19	37	37
Total financing obligations		$20	$20	$39	$39

Consolidated Statements of Cash Flows	Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025
Cash paid for and proceeds from amounts included in the measurement of financing obligations
Operating cash flows from financing obligations	$37	$36
Financing cash flows from financing obligations	4	4
Proceeds from financing obligations	—	10

The following table summarizes future financing obligation payments by fiscal year:

August 1, 2026
(Dollars in Millions)	Financing Obligations
2026	$39
2027	80
2028	78
2029	77
2030	75
After 2030	1,012
Total financing obligation payments	$1,361
Non-cash gain on future sale of property	115
Amount representing interest	(1,024)
Financing obligation liability	$452

Total financing obligation payments include $1.0 billion related to options to extend terms that are reasonably certain of being exercised.

The following table summarizes the weighted-average remaining term, weighted-average remaining contractually obligated term, and weighted-average discount rate for financing obligations:

	August 1, 2026	January 31, 2026	August 2, 2025
Weighted-average remaining term (years)	14	15	15
Weighted-average remaining contractually obligated term (years)	5	5	5
Weighted-average discount rate	16%	16%	16%

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

7. Income Taxes

The effective tax rate for the second quarter of 2026 was 23.3% compared to 23.8% for the second quarter of 2025. Year to date, the tax rate was 24.1% and 25.0% for 2026 and 2025, respectively.

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

The information required to compute basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
(Dollars and Shares in Millions, Except per Share Data)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator—Net income	$151	$153	$137	$139
Denominator—Weighted-average shares:
Basic	113	112	113	112
Dilutive impact	5	2	4	1
Diluted	118	114	117	113
Net Income per share:
Basic	$1.34	$1.37	$1.22	$1.24
Diluted	$1.28	$1.35	$1.18	$1.23

The following potential shares of common stock were excluded from the diluted net income per share calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in Millions)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Anti-dilutive shares	1	5	4	6

9. Subsequent Events

On August 18, 2026, the Board of Directors of Kohl's Corporation declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on September 23, 2026, to all shareholders of record at the close of business on September 9, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, unless noted, all references to "the quarter” and “the second quarter” are for the three fiscal months (13 weeks) ended August 1, 2026 or August 2, 2025. References to "year to date" and "first half" are for the six fiscal months (26 weeks) ended August 1, 2026 or August 2, 2025. References to "first quarter" are for the three fiscal months (13 weeks) ended May 2, 2026 or May 3, 2025.

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "plans," "may," "intends," "will," "should," "expects," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include certain statements under Management's Discussion and Analysis and may include comments about our future sales or financial performance and our plans, performance and other objectives, expectations or intentions, such as statements regarding our liquidity, debt service requirements, planned capital expenditures, future store initiatives, adequacy of capital resources and reserves, and the impact of macroeconomic events, including inflation, consumer behavior, and changes in global trade policies, such as tariffs, and our response to such events. Forward-looking statements are based on management’s then-current views and assumptions and, as a result, are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are qualified by the important risk factors, described in Part I Item 1A of our 2025 Form 10-K, in Part II Item 1A of our Quarterly Reports on Form 10-Q for the first and second quarters of 2026, or disclosed from time to time in our filings with the SEC, that could cause actual results to differ materially from those predicted by the forward-looking statements. Forward-looking statements relate to the date initially made, and we undertake no obligation to update them. Certain amounts set forth below may not foot or crossfoot due to rounding.

Executive Summary

Kohl's is a leading omnichannel retailer operating 1,151 stores and a website (www.Kohls.com) as of August 1, 2026. Our Kohl's stores and website sell moderately-priced proprietary and national brand apparel, footwear, accessories, beauty, and home products. Our Kohl's stores generally carry a consistent merchandise assortment with some differences attributable to local preferences and store size. Our website includes merchandise which is available in our stores, as well as merchandise that is available only online.

Key financial results for the second quarter include:

•
Net sales decreased 0.9%, to $3.3 billion, with comparable sales down 0.9%.
•
Gross margin as a percentage of net sales was 43.0%, an increase of 305 basis points year-over-year.
•
Selling, general, and administrative ("SG&A") expenses decreased 0.9%, to $1.2 billion. As a percentage of total revenue, SG&A expenses were 33.8%, consistent with the prior year.
•
Operating income was $261 million compared to $279 million in the prior year. As a percentage of total revenue, operating income was 7.4%, a decrease of 45 basis points year-over-year. In the prior year, adjusted non-GAAP operating income was $161 million and 4.6% of total revenue.(a)
•
Net income was $151 million, or $1.28 per diluted share. This compares to net income of $153 million, or $1.35 per diluted share in the prior year. In the prior year, adjusted non-GAAP net income was $64 million, or $0.56 per adjusted diluted share.(a)
•
Inventory was $2.9 billion, a decrease of 3% year-over-year.
•
Operating cash flow was $552 million compared to $598 million in the prior year.
•
Tariff refunds of approximately $150 million were received in the quarter of which approximately $100 million was recognized within gross margin.
(a)
Non-GAAP financial measures. Please see the “GAAP to Non-GAAP Reconciliation” for a reconciliation of adjusted operating income to operating income, adjusted net income to net income, and adjusted diluted earnings per share to diluted earnings per share.

Our Strategy

Kohl's remains committed to driving long-term shareholder value by providing our customers with great product, great value, and a great experience. We have three key initiatives to achieve this: we offer a curated and more balanced assortment that fulfills needs of all customers, we are reestablishing Kohl’s as a leader in value and quality, and we are delivering a frictionless shopping experience across our omnichannel platforms.

Results of Operations

Total Revenue

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	Change	August 1, 2026	August 2, 2025	Change
Net sales	$3,318	$3,347	$(29)	$6,316	$6,396	$(80)
Other revenue	197	199	(2)	366	383	(17)
Total revenue	$3,515	$3,546	$(31)	$6,682	$6,779	$(97)

Net sales includes revenue from the sale of merchandise, net of expected returns and deferrals due to future performance obligations, and shipping revenue.

Net sales decreased 0.9% in the second quarter of 2026 and 1.2% year to date 2026.

•
The decrease in the second quarter was driven by an equal decrease in average transaction value and in transaction volume. The decrease year to date was driven by a 2% decrease in transaction volume offset by an increase in average transaction value of approximately 1%.
•
In the second quarter and year to date 2026, Home, Accessories, and Children's net sales performed better than the total Company average. Year to date 2026, Women's net sales also performed better than the total Company average.

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	Change	August 1, 2026	August 2, 2025	Change
Women's	$928	$943	(1.6%)	$1,777	$1,794	(0.9%)
Accessories (including Sephora)	673	673	—	1,315	1,319	(0.3%)
Men's	682	689	(1.0%)	1,249	1,273	(1.9%)
Home	411	406	1.2%	780	776	0.5%
Children's	334	335	(0.3%)	643	647	(0.6%)
Footwear	290	301	(3.7%)	552	587	(6.0%)
Net sales	$3,318	$3,347	(0.9%)	$6,316	$6,396	(1.2%)

Comparable sales decreased 0.9% in the second quarter of 2026 and 1.0% year to date 2026. Comparable sales is a measure that highlights the performance of our stores and digital channel by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. Comparable sales includes all store and digital sales, except sales from stores open less than twelve months, stores that have been closed, and stores that have been relocated where square footage has changed by more than 10%.

Digital sales increased 2.8% in the second quarter of 2026 and 3.4% year to date 2026. Digital penetration represented 27% of net sales in the second quarter of 2026 and 26% year to date 2026, compared to 26% in the second quarter of 2025 and 25% year to date 2025. We measure the change in digital sales by including all sales initiated online or through mobile applications, including omnichannel transactions which are fulfilled through our stores. We measure digital penetration as digital sales over net sales. These amounts do not take into consideration fulfillment node, digital returns processed in stores, and coupon behaviors.

Comparable sales and digital penetration measures vary across the retail industry. As a result, our comparable sales calculation and digital penetration may not be consistent with the similarly titled measures reported by other companies.

Other revenue includes revenue from credit card operations, third-party advertising on our website, unused gift cards and merchandise return cards (breakage), commissions from our third-party digital marketplace, and other non-merchandise revenue.

Other revenue decreased $2 million in the second quarter of 2026 and $17 million year to date 2026, due to lower revenue from our credit card operations. This was driven by lower late fees and finance charges partially offset by lower write-off activity.

Cost of Merchandise Sold and Gross Margin

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	Change		August 1, 2026	August 2, 2025	Change
Net sales	$3,318	$3,347	$(29)		$6,316	$6,396	$(80)
Cost of merchandise sold	1,893	2,011	(118)		3,695	3,845	(150)
Gross margin	$1,425	$1,336	$89		$2,621	$2,551	$70
Gross margin as a percent of net sales	43.0%	39.9%	305	bps	41.5%	39.9%	162	bps

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

Gross margin is calculated as net sales less cost of merchandise sold. For the second quarter of 2026, gross margin was 43.0% of net sales and 41.5% of net sales year to date 2026, an increase of 305 and 162 basis points to last year, respectively. The increase was driven by tariff refunds, partially offset by repayments to vendors and investments to drive value for our customers.

Selling, General, and Administrative Expense

	Three Months Ended				Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	Change		August 1, 2026	August 2, 2025	Change
SG&A	$1,188	$1,199	$(11)		$2,333	$2,363	$(30)
As a percent of total revenue	33.8%	33.8%	0	bps	34.9%	34.9%	6	bps

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

The following table summarizes the changes in SG&A by expense type:

	Three Months Ended	Six Months Ended
(Dollars in Millions)	August 1, 2026	August 1, 2026
Corporate and other	$(5)	$(22)
Store expenses	(9)	(10)
Distribution	2	1
Marketing	1	1
Total decrease	$(11)	$(30)

During the second quarter, SG&A expenses decreased $11 million, or 0.9%, to $1.2 billion. As a percentage of revenue, SG&A was flat to last year. Year to date 2026, SG&A expenses decreased $30 million, or 1.3%, to $2.3 billion. As a percentage of revenue, SG&A deleveraged by 6 basis points. The decreases for both periods were driven by expense savings across stores, corporate, and credit, which are included in corporate and other costs.

Other Expenses

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	Change	August 1, 2026	August 2, 2025	Change
Depreciation and amortization	$173	$175	$(2)	$347	$350	$(3)
Impairments, store closing, and other costs	—	11	(11)	—	11	(11)
(Gain) on legal settlement	—	(129)	129	—	(129)	129
Interest expense, net	63	78	(15)	126	154	(28)

The decreases in depreciation and amortization in the second quarter and year to date 2026 were driven by lower capital spend.

In the second quarter of 2025, we recognized $11 million of Impairments, store closing, and other costs. Included in this amount was $11 million of non-cash charges related to asset impairments, $7 million of severance, and $4 million of other costs primarily related to the closure of our Monroe, Ohio E-commerce Fulfillment Center. We also reversed $11 million of other exit costs initially recognized in the fourth quarter of 2024, related to the closure of our San Bernardino, California E-commerce Fulfillment Center and 27 underperforming stores due to favorable landlord negotiations.

Also in the second quarter of 2025, Kohl’s entered into a settlement agreement to resolve a credit card interchange fee lawsuit in which we were a plaintiff. We recorded a gain, net of legal fees, and received cash of $129 million.

Net interest expense decreased in the first half of 2026 due to gains on extinguishment of debt recognized in net interest expense and no outstanding balance on the revolving credit facility. The gains on extinguishment of debt resulted from open market purchases of long term debt, totaling $6 million for the second quarter and $15 million year to date.

Income Taxes

	Three Months Ended			Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	Change	August 1, 2026	August 2, 2025	Change
Provision for income taxes	$47	$48	$(1)	$44	$46	$(2)

The effective tax rate for the second quarter of 2026 was 23.3% compared to 23.8% for the second quarter of 2025. Year to date, the tax rate was 24.1% and 25.0% for 2026 and 2025, respectively.

GAAP to Non-GAAP Reconciliation

In addition to reporting our financial results in accordance with U.S. GAAP, this Quarterly Report on Form 10-Q contains certain non-GAAP financial results, including adjusted operating income, adjusted net income, and adjusted diluted earnings per share for the prior year. These adjusted results exclude the gains, impairments, other costs, and reversals associated with the closing of 27 underperforming stores, our San Bernardino, California and Monroe, Ohio E-commerce Fulfillment Centers and settlement of a credit card interchange fee lawsuit, as we believe such items are not representative of our normal business activity. We believe these non-GAAP measures are useful, as they are more representative of our core business, enhance comparability across reporting periods and to industry peers, and align with the measures used by management to evaluate the Company’s performance. The adjusted, non-GAAP results are provided and should be evaluated in addition to, and not as an alternative for, our results reported in accordance with GAAP. Shown in the following table is a reconciliation of each non-GAAP measure referenced throughout this report to the most comparable GAAP measure. No adjustments were made to our results for the first half of fiscal 2026 and therefore these results are not included in the following table. Operating income was $261 million and $307 million in the second quarter and first half of 2026. Net income was $151 million, or $1.28 per diluted share, and $137 million, or $1.18 per diluted share, in the second quarter and first half of 2026.

			Diluted Earnings per
(Dollars in Millions, Except per Share Data)	Operating Income	Net Income	Share
Three months ended August 2, 2025
GAAP	$279	$153	$1.35
Impairments, store closing, and other costs	11	11	0.10
(Gain) on legal settlement	(129)	(129)	(1.14)
Income tax impact of items noted above	—	29	0.25
Adjusted (non-GAAP)	$161	$64	$0.56

Six months ended August 2, 2025
GAAP	$339	$139	$1.23
Impairments, store closing, and other costs	11	11	0.10
(Gain) on legal settlement	(129)	(129)	(1.14)
Income tax impact of items noted above	—	29	0.25
Adjusted (non-GAAP)	$221	$50	$0.44

Inflation, Global Economic Conditions, and Trade Policies

We expect that our operations will continue to be influenced by general economic conditions, including food, fuel and energy prices, unemployment levels, wage inflation, and costs to source our merchandise, including tariffs. During 2025, the U.S. government utilized the IEEPA to impose additional tariffs on a broad range of imports, including certain consumer goods. On February 20, 2026, the U.S. Supreme Court issued a ruling in Learning Resources, Inc. v. Trump striking down certain tariffs previously imposed under IEEPA. Following this decision, the U.S. administration invoked Section 122 of the Trade Act of 1974 to impose new tariffs on imports, effective February 24, 2026. Although the U.S. Court of International Trade issued a ruling finding the Section 122 tariffs unlawful in May 2026, duty collections continued under a judicial stay until the 150-day statutory window expired on July 24, 2026. The administration subsequently transitioned to replacement trade actions, implementing new tariffs under authorities such as Section 301. We continue to pay applicable duties under these authorities, while monitoring the legal developments. The global trade environment remains fluid and further tariff-related actions may increase merchandise costs, affect merchandise availability, and impact our operational results.

The Company paid approximately $190 million in IEEPA tariffs during fiscal 2025 and February 2026. We submitted claims seeking approximately $185 million in refunds of previously paid IEEPA tariffs as part of the Phase 1 and Phase 2 CAPE tariff refunds. As of August 1, 2026, the Company has received approximately $150 million in refund payments. The Company’s remaining IEEPA refund claims continue to be accounted for as gain contingencies. Uncertainty remains regarding the timing, amount and ultimate receipt of any further refunds.

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

We will continue to invest in the business, as we plan to invest approximately $350 to $400 million in capital expenditures in 2026 towards our strategic priorities. On August 18, 2026, our Board of Directors declared a quarterly cash dividend of $0.125 per share. The dividend will be paid on September 23, 2026, to all shareholders of record at the close of business on September 9, 2026. During the second quarter of 2026, we reduced our outstanding debt by $63 million aggregate principal through repurchases of various notes on the open market. Year to date, we have reduced our outstanding debt by $113 million through repurchases. Under our existing $3 billion board authorization, we are resuming our share repurchase program with plans to buy back approximately $100 million in stock in 2026.

Our period-end cash and cash equivalents balance increased to $821 million from $174 million in the second quarter of 2025. Our Cash and cash equivalents balance includes short-term investments of $682 million and $17 million as of August 1, 2026, and August 2, 2025, respectively. Our investment policy is designed to preserve principal and liquidity of our short-term investments. This policy allows investments in large money market funds or in highly rated direct short-term instruments. We also place dollar limits on our investments in individual funds or instruments.

The following table presents our primary uses and sources of cash:

Cash Uses	Cash Sources
• Operational needs, including compensation and benefit costs, rent, taxes, and other operating costs • Inventory • Capital expenditures • Dividend payments • Debt repayments and repurchases • Share repurchases	• Cash flow from operations • Line of credit under our revolving credit facility • Issuance of debt

	Six Months Ended
(Dollars in Millions)	August 1, 2026	August 2, 2025	Change
Net cash provided by (used in):
Operating activities	$478	$506	$(28)
Investing activities	(153)	(179)	26
Financing activities	(178)	(287)	109

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

Operating activities provided $478 million of cash in the first half of 2026 compared to $506 million in the first half of 2025. The decrease in cash provided by operating activities is primarily driven by timing of payments.

Investing Activities

Our investing cash outflows include payments for capital expenditures, including investments in new and existing stores, improvements to supply chain, and technology costs. Our investing cash inflows are generally from proceeds from sales of property and real estate.

Investing activities used $153 million in the first half of 2026 compared to $179 million in the first half of 2025. The decrease in cash used in investing activities was primarily driven by our reduced capital expenditure plans for fiscal 2026.

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

During the second quarter of 2026, S&P upgraded their outlook to stable.

As of August 1, 2026, our corporate credit ratings and outlook were as follows:

	Moody’s	S&P	Fitch
Corporate credit	B2	B+	BB-
Outlook	Positive	Stable	Negative

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

Financing activities used $178 million of cash in the first half of 2026 compared to $287 million of cash in the first half of 2025.

Cash dividend payments were $28 million ($0.25 per share) in both the first half of 2026 and the first half of 2025.

In the first half of 2026, we had no net activity on our $1.5 billion credit facility, compared to net repayments of $215 million in the first half of 2025. Borrowings outstanding under the revolving credit facility, recorded as short-term debt, were $0 as of August 1, 2026, and $75 million as of August 2, 2025.

Also in the first half of 2026, we reduced our outstanding debt by $113 million aggregate principal through repurchases of various notes on the open market.

In the second quarter of 2025, we issued $360 million aggregate principal amount of 10.000% senior secured notes due 2030 and received proceeds of $357 million, net of the debt discount. Also in the second quarter of 2025, $353 million in aggregate principal amount of our 4.25% notes matured and were repaid.

There was no cash used for treasury stock purchases in the first half of 2026 or 2025. Share repurchases are discretionary in nature. The timing and amount of repurchases are based upon available cash balances, our stock price, and other factors. Under our existing $3 billion board authorization, we are resuming our share repurchase program with plans to buy back approximately $100 million in stock in 2026.

Key Financial Ratios

Key financial ratios that provide certain measures of our liquidity are as follows:

(Dollars in Millions)	August 1, 2026	August 2, 2025
Working capital	$1,323	$926
Current ratio	1.49	1.36

Our working capital and inventory levels typically build throughout the fall, peaking during the November and December holiday selling season.

The increases in our working capital and current ratio are driven by an increase in cash and cash equivalents.

Debt Covenant Compliance

Our senior secured, asset based revolving credit facility contains customary events of default and financial, affirmative and negative covenants, including but not limited to, a springing financial covenant relating to our fixed charge coverage ratio and restrictions on indebtedness, liens, investments, asset dispositions, and restricted payments. As of August 1, 2026, we were in compliance with all covenants.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our 2025 Form 10-K.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees arising from arrangements with unconsolidated entities or persons as of August 1, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings; however, we are subject to certain legal proceedings and claims arising out of the ordinary conduct of our business. In the opinion of management, the outcome of these proceedings and claims will not have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be taken of the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, and in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter of 2026 ended May 2, 2026. These risk factors could materially and adversely affect our business, financial condition, results of operations, and liquidity. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business operations.

There have been no significant changes in the Risk Factors described in our 2025 Form 10-K, other than as set out in our Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, in Item 1A of Part II and as follows:

Changes in global trade policies, tariff imposition, and tariff recoveries could increase our costs, distort gross margin comparability, and disrupt our supply chain.

The majority of goods we source are manufactured outside of the United States, primarily in Asia. Consequently, our business is subject to risks associated with foreign trade, including changes in trade policy. Recent or potential impositions of new or increased tariffs on imported products, or the removal of de minimis thresholds for direct-to-consumer imports, could increase our merchandise costs and have a material adverse effect on our business, results of operations, and liquidity. Following the United States Supreme Court decision invalidating tariffs previously imposed under the IEEPA, we initiated refund claims and have received tariff refunds. Remaining or future refund claims continue to be subject to uncertainty, including with respect to administrative processing, legal entitlement, timing, and ultimate receipt. Following the Supreme Court decision, the U.S. presidential administration took actions to impose tariffs on imports from various countries under alternative authorities, including Section 122 of the Trade Act of 1974, alongside potential actions under other trade authorities. These and other trade and tariff-related actions may be subject to legal challenge, judicial reviews, stays, or appeals, which could result in further volatility in our merchandise costs and supply chain, erode or offset benefits from prior tariff recoveries, cause supply chain delays, or necessitate sourcing realignments. If we are unable to diversify our sourcing, divert production or sourcing away from specific countries to avoid tariffs, or otherwise successfully mitigate the impact of these trade policies, our gross margins, the comparability of our operating results, costs of merchandise sold, results of operations, and competitive position could be adversely affected. Furthermore, retaliatory trade measures by other countries could increase the costs of our operations or limit our access to critical raw materials or merchandise.

Evolving regulations related to ESG, climate change, and sustainability could increase our costs and impose operational restrictions.

Increased governmental focus on climate change and other ESG matters has led to complex and conflicting regulatory requirements, such as increasing state-level regulations related to the use of per- and polyfluoroalkyl substances in merchandise, extended producer responsibility legislation related to packaging and waste, and climate risk and greenhouse gas reporting mandates across federal and state jurisdictions (which remain subject to evolving administrative actions, legal challenges, judicial stays, and potential rescissions or modifications) that require investment in data collection and compliance infrastructure. Failure to meet these standards, or the differing expectations of our stakeholders, may directly or indirectly have a significant impact on the costs of our operations, including energy, resources used to produce our products, and compliance costs; result in sales restrictions in certain jurisdictions or regulatory fines; lead to reputational damage; and result in increased scrutiny that could heighten all of the ESG-related risks to which we are subject. Additionally, many of our suppliers may be subject to similar regulations and expectations, which may exacerbate existing risks or create new ones, including risks that may not be known to us. Any of these developments may have a material adverse effect on our business and results of operations.

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

The following table contains information for shares of common stock repurchased and shares acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon the vesting of the employees’ stock-based compensation during the three fiscal months ended August 1, 2026:

(Dollars in Millions, Except Share and per Share Data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3 - May 30, 2026	212,987	$11.77	—	$2,476
May 31 - July 4, 2026	11,262	$18.06	—	$2,476
July 5 - August 1, 2026	3,524	$16.44	—	$2,476
Total	227,773	$12.15	—

Item 5. Other Information

Securities Trading Arrangements of Directors and Officers

During the three months ended August 1, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
10.1

Kohl’s Corporation 2024 Long-Term Compensation Plan, as amended and restated effective May 20, 2026, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 21, 2026.

10.2

Form of Executive Performance Share Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan, as amended and restated effective May 20, 2026, incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on June 15, 2026.

10.3	Form of Executive Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan, as amended and restated effective May 20, 2026.
10.4	Form of Non-Employee Directors Restricted Stock Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan, as amended and restated effective May 20, 2026.
10.5	Form of Non-Employee Directors Deferred Restricted Stock Unit Agreement pursuant to the Kohl's Corporation 2024 Long Term Compensation Plan, as amended and restated effective May 20, 2026.
10.6	Offer Letter between Kohl’s, Inc. and Elliott Rodgers, dated June 8, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 15, 2026.
10.7	Form of Executive Compensation Agreement between Kohl’s, Inc. and Elliott Rodgers, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 15, 2026.
10.8

Amendment No. 2 to Credit Agreement, dated June 30, 2026, by and among Kohl’s Corporation, Kohl’s, Inc., the other borrowers and guarantors party thereto, and Wells Fargo, National Association, as Agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2026.

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

Kohl’s Corporation (Registrant)

Date: September 3, 2026	/s/ Jill Timm
Jill Timm On behalf of the Registrant and as Chief Financial Officer (Principal Financial Officer)